Form 10-K
period 1993-10-31
FLUOR CORP/DE/
filed 1994-01-28
CIK 37748

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1993

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM ______________________ TO _______________________

                           COMMISSION FILE NO. 1-7775


                               FLUOR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               95-0740960
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)
          3333 MICHELSON DRIVE
           IRVINE, CALIFORNIA                            92730
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 975-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH
     Common Stock, $0.625 par value                    REGISTERED
                                                New York Stock Exchange
                                                 Chicago Stock Exchange
                                                 Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. X
                                                         ---

  The aggregate market value of the registrant's voting stock held by non-affiliates was $3,306,756,021 on January 12, 1994, based upon the average between the highest and lowest sales prices of the registrant's Common Stock as reported in the consolidated transactions reporting system.

  Common Stock outstanding as of January 12, 1994--82,104,868 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts I, II and IV incorporate certain information by reference from the registrant's Annual Report to stockholders for the fiscal year ended October 31, 1993.

  Part III incorporates certain information by reference from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on March 8, 1994, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended October 31, 1993.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

  Fluor Corporation ("Fluor" or the "Company") was incorporated in Delaware in 1978 as a successor in interest to a California corporation of the same name that was originally incorporated in 1924. Its executive offices are located at 3333 Michelson Drive, Irvine, California 92730, telephone number (714) 975-2000.

  Through Fluor Daniel, Inc. and other domestic and foreign subsidiaries, the Company provides engineering, procurement, construction, maintenance and related technical services on a worldwide basis to an extensive range of industrial, commercial, utility, natural resources, energy and governmental clients.

  The Company maintains investments in coal-related businesses through its ownership of Massey Coal Company ("Massey"). In November of 1992, the Company announced its decision to exit its lead business and classified the business as a discontinued operation in the Company's consolidated financial statements.

  A summary of the Company's operations and activities by business segment and geographic area is set forth below.

                          ENGINEERING AND CONSTRUCTION

  The Fluor Daniel group of domestic and foreign companies ("Fluor Daniel") provides a full range of engineering, construction and related services on a worldwide basis to clients in five broad market sectors: Hydrocarbon, Industrial, Government, Process and Power. The types of services provided by Fluor Daniel, directly or through companies or partnerships jointly owned or affiliations with other companies, include: feasibility studies, conceptual design, engineering, procurement, project and construction management, construction, maintenance, plant operations, technical, project financing, quality assurance/quality control, start-up assistance, site evaluation, licensing, consulting and environmental services.

  Fluor Constructors International, Inc. ("Fluor Constructors") is organized and operated separately from Fluor Daniel. Fluor Constructors provides construction management, construction and maintenance services in the United States and Canada. Fluor Constructors is the Company's union construction arm.

  American Equipment Company, a wholly owned Fluor subsidiary, provides construction equipment, tools and related asset management services to Fluor Daniel, Fluor Constructors and the construction/maintenance industry at large through strategically located support centers.

  The engineering and construction business is conducted under various types of contractual arrangements, including cost reimbursable (plus fixed or percentage fee), all-inclusive rate, unit price, fixed or maximum price and incentive fee contracts. Contracts are either competitively bid and awarded or individually negotiated. In terms of dollar amount, the majority of contracts are of the cost reimbursable type. In certain instances, the Company has guaranteed facility completion by a scheduled acceptance date and/or achievement of certain acceptance and performance testing levels. Failure to meet any such schedule or performance requirements could result in costs that exceed project profit margins.

  The markets served by the business are highly competitive and for the most part require substantial resources, particularly highly skilled and experienced technical personnel. There are a large number of companies competing in the markets served by the business. Competition is primarily centered on performance and the ability to provide the engineering, planning and management skills required to complete complex projects in a timely and cost efficient manner. The business derives its competitive strength from its diversity, reputation for quality, worldwide procurement capability, project management expertise, geographic coverage, ability to meet client requirements by performing construction on either a union or non-union basis, ability to execute projects of varying sizes, strong safety record and lengthy experience with a wide range of services and technologies.

  Design and engineering services provided by the business involve the continual development of new and improved versions of existing processes, materials or techniques, some of which are patented. However, none of the existing or pending patents held or licensed by the business are considered essential to operations. Generally, the development and improvement of processes, materials and techniques are performed as part of design and engineering services in connection with the projects undertaken for various clients.

FLUOR DANIEL

  Fluor Daniel serves five broad market sectors: Hydrocarbon, Industrial, Government, Process and Power. Services are provided through 12 global business units that focus on specific markets within each sector. The business units rely on a network of operations centers and regional offices to provide resources and expertise in support of project execution worldwide.

  In the United States, services are provided primarily through Fluor Daniel, Inc. Principal offices are located in Irvine, California; Greenville, South Carolina; Houston (Sugar Land office), Texas; Chicago, Illinois; Anchorage, Alaska; Tulsa, Oklahoma; and Philadelphia, Pennsylvania (Marlton, New Jersey office). Additional North American operations are conducted through Fluor Daniel Canada, Inc. in Canada and Fluor Daniel Caribbean, Inc. in Puerto Rico.

  The international operations of the group are divided into regional areas. The Asia Pacific region includes the following operating subsidiaries: Fluor Daniel Australia Limited; Fluor Daniel China, Inc.; Fluor Daniel Eastern, Inc. (Indonesia); Fluor Daniel Engineers & Constructors, Ltd. (Hong Kong); Fluor Daniel (Japan) Inc.; Fluor Daniel (Malaysia) Sdn. Bhd.; Fluor Daniel Pacific, Inc. (the Philippines); and Fluor Daniel Thailand, Ltd. Operating subsidiaries for the Europe region include: Fluor Daniel B.V. (the Netherlands); Fluor Daniel Espana, S.A. (Spain); Fluor Daniel GmbH (Germany); and Fluor Daniel Limited (England). Operating subsidiaries for the Middle East region include Fluor Daniel Arabia Limited. Latin American operations are conducted in Venezuela through Tecnofluor C.A. (a company which is jointly owned with Tecnoconsult S.A., a Venezuelan engineering company), in Mexico through ICA Fluor Daniel (a joint equity company with Grupo ICA) and through Fluor Daniel Chile S.A.

  While the United States will remain an important market for Fluor Daniel's services, increasingly the largest share of opportunities are located outside the United States. Demand for higher living standards is driving strong economic growth in developing economies, particularly in the Asia Pacific and Latin American regions. Expansion of basic industries is increasing fundamental energy requirements and infrastructure needs. Globalization of markets and geopolitical change is also stimulating strategic investments in new production facilities in these emerging markets.

  Due largely to weak economies and capital spending within certain United States, European and Middle Eastern markets, the Government, Process, Industrial and Power sectors experienced declines in new awards in fiscal 1993 that were only partially offset by an increase in the Hydrocarbon sector. There continue to be a number of megaproject opportunities, particularly outside the United States. These projects develop slowly and, therefore, could create variability in the Company's incoming order and backlog pattern.

  The operations of Fluor Daniel are detailed below by market sector.

 Hydrocarbon

  Services provided to the Hydrocarbon sector include services for refining and processing plants, production facilities, oil and gas transmission systems and related facilities for petroleum, petrochemical and natural gas clients. These services are provided through the Petroleum and Petrochemicals, and Production and Pipelines business units.

  During fiscal 1993, Hydrocarbon sector domestic contract awards included: pipeline inspection and right of way services in New York; engineering for an aromatics project for a refinery in Pennsylvania and pipeline and pump stations in Alaska; engineering and procurement for a reformulated fuels program in California and an inter-refinery pipeline in Pennsylvania; engineering, procurement and construction for an ethylene debottlenecking project for a refinery in Texas and fire rehabilitation of a refinery in Mississippi; and engineering, procurement and construction management for a reformulated gasoline and a clean fuels program, both in California, and a fluid catalytic cracking unit ("FCCU") revamp in Illinois.

  International contract awards included: engineering for a debottlenecking project in Indonesia, a natural gas liquids recovery facility in Nigeria, fire rehabilitation of a gas plant in the United Arab Emirates and early production system equipment, oil field production facilities, pipeline development and oil field expansion, all in Colombia; engineering and procurement for a chlor-alkali/ethylene expansion of a petrochemical plant in Saudi Arabia, an effluent quality upgrade for a refinery in the United Kingdom and a liquid petroleum gas plant upgrade in the United Arab Emirates; and engineering, procurement and construction management for a refinery upgrading project in the Netherlands, a grass roots refinery in Thailand, a hydrotreater upgrade in Canada and a field gathering and oil production system in Gabon.

  Ongoing projects include: engineering for a tertiary-amyl methyl ether ("TAME") unit in Texas; construction in Louisiana of gas reinjection modules for erection in Alaska; engineering and procurement for a hydrocracker revamp in California and oil production facilities in Gabon; engineering, procurement and construction for modifications to a refinery in California; engineering, procurement and construction assistance for a reformulated gasoline project in California; and engineering, procurement and construction management for a refinery upgrading project in the Netherlands, a refinery revamp in Belgium, a refinery expansion in the Philippines, a pipeline from Argentina to Chile, a delayed coker in Venezuela and expansion of crude oil production facilities in Saudi Arabia.

  Projects completed in fiscal 1993 included: engineering studies for an oil pipeline in the Caspian Sea region and various refinery projects in Mexico; engineering for an alkylation plant revamp and propylene splitter, both in the United Kingdom, a butane upgrading project and a low sulfur diesel facility, both in Texas, and a gas injection project in the Netherlands; engineering and procurement for an offshore oil/gas production facility in the Netherlands and two naphtha hydrotreaters, one in Minnesota and one in Kentucky; engineering, procurement and construction for a vinyl acetate plant and a MTBE plant, both in Texas, a polystyrene plant in China and a diesel hydrotreater in Utah; engineering, procurement and construction assistance for fire rehabilitation of a refinery in California; and engineering, procurement and construction management for a continuous catalytic reformer ("CCR") in Kentucky and a hydrocracker and catalytic reformer in Texas.

 Industrial

  Services provided to the Industrial sector include facility maintenance and operations services as well as a broad range of services to the telecommunications, transportation, commercial and criminal justice, asbestos abatement, defense and aerospace, electronics, automotive, general manufacturing, mining, metals and pulp and paper industries. These services are provided through the Facility and Plant Services, Pulp and Paper, Mining and Metals and Industrial business units. As of January, 1993, Fluor Daniel established a partnership with the United States operations of Jaakko Poyry of Finland, a pulp and paper engineering and design firm, in an effort to improve the Pulp and Paper business unit's strategic position when this market recovers.

  During fiscal 1993, Industrial sector domestic contract awards included: condition assessment for facilities at 12 military installations at various locations throughout the United States; maintenance for an automotive manufacturing facility in Tennessee; construction for the modernization of a pulp mill in Ohio; construction management for a correctional facility expansion in California, a county jail expansion in Texas and renovation of a turbine facility and a weave room addition, both in South Carolina; engineering and procurement for a copper electrorefinery in Arizona; engineering and construction management for an automotive manufacturing plant expansion in Ohio; engineering, procurement and construction for a blast furnace coal injection facility in Indiana; and engineering, procurement and construction management for a grass roots paint shop in Kentucky.

  International contract awards during fiscal 1993 included: engineering for a nickel reverts handling project in Canada; and engineering, procurement and construction management for a building and garage upgrade in Germany.

  Ongoing projects include: construction for an automotive assembly plant in South Carolina and a newsprint mill in Tennessee; construction management for a newsprint recycling plant in Australia and airport expansions in Georgia and Japan; project management for rail transit for the Los Angeles County Metropolitan Transportation Authority, rail stations for the Federal Transportation Administration in New York City, a telecommunications upgrade project for the United States Agency for International Development in Egypt, a convention center in North Carolina and highway construction in Orange County, California; maintenance services for a refinery in Mississippi, a tire manufacturing facility in Tennessee, computer manufacturing plants in Florida, Texas and North Carolina and automotive facilities in Germany and Hungary; design and construction management for six embassies in Eastern Europe for the United States Department of State; engineering, procurement and construction for an emergency 911 response system for the City of Chicago, Illinois; and engineering, procurement and construction management for a paper products plant in Korea, a copper smelter modernization in Utah, a copper mine expansion in Indonesia and a copper concentrator expansion and solvent extraction electrowinning copper processing facility, both in Chile.

  Projects completed in fiscal 1993 included: operations and maintenance for the National Aeronautics and Space Administration ("NASA") Johnson Space Center in Texas; facility maintenance and support services for Lawrence Livermore National Laboratory in California; project management for highway construction in California Department of Transportation District 12; engineering and construction management for a pulp and paper mill in the United Kingdom and a research and development facility in Arizona; engineering, procurement and construction for an automobile air bag propellant plant in Arizona; and engineering, procurement and construction management for a zinc plant and a copper smelter in Canada, an aluminum cold rolling mill expansion in Kentucky and an aluminum smelter in Australia (a joint venture with SNC Lavalin Inc. of Canada and Crooks, Mitchell, Peacock, Stewart, Pty Limited (CMPS) of Australia).

 Government

  Services provided to the Government sector include services for projects involving nuclear and other fuel cycles, nuclear waste disposal and hazardous waste cleanup, treatment, abatement and removal. Clients include federal, state and local agencies, quasi-governmental entities and organizations in private industry and other government prime contractors. These services are provided through the Advanced Technology and Environmental Services business units.

  During fiscal 1993, Government sector contract awards included:
environmental investigation at various military installations for the United States Army Corps of Engineers.

  Ongoing projects include: environmental remediation management for the United States Department of Energy ("DOE") former uranium processing plant in Ohio (the "Fernald Project"); engineering for a DOE waste vitrification plant in Washington, the DOE nuclear waste repository program and the reconfiguration of the DOE nuclear weapons program; engineering and construction management for the DOE Strategic Petroleum Reserve in Louisiana and for various radar and weather stations located throughout the United
States for the National Oceanic and Atmospheric Administration; environmental investigation and remediation plan services for a toxic waste site for a private client in New York; remedial investigation and feasibility studies for the United States Army Corps of Engineers Hazardous and Toxic Waste Agency's environmental program; management and operation services for the Naval Petroleum and Oil Shale Reserves program for the DOE in Colorado, Utah and Wyoming; environmental investigation, remediation design and implementation services for a chemical waste site for a private client in Ohio; and engineering, procurement, construction management and program management for an environmental remediation program for a toxic waste site for a group of private clients in Indiana.

 Process

  Services provided to the Process sector include services to the food, beverages, consumer products, synthetic fiber, film, plastics, pharmaceutical, biotechnology and chemicals industries. These services are provided through the Chemicals and Plastics, Process and Delta business units. Delta provides work services worldwide to E.I. du Pont de Nemours and Company under an alliance agreement.

  During fiscal 1993, Process sector domestic contract awards (excluding Delta) included: engineering for a process and enzyme system in Missouri; construction of a chemical plant in Louisiana; construction management for a polyester fiber facility in South Carolina; engineering and procurement for a ethoxylation project in Texas; engineering, procurement and construction of a hydrochlorofluorocarbon plant in Kentucky, a plastics stretch project in Alabama and a food processing plant in Georgia; and engineering, procurement and construction management of a plastics stretch project in Indiana, a dextrose expansion project in Illinois and a growth factor fermentation plant in California.

  International contract awards included: construction of a grass roots wastewater facility in Puerto Rico; construction management for a dairy plant in Germany and a grass roots chemical facility in Puerto Rico; engineering, procurement and construction for a grass roots polyethylene facility in Mexico; and engineering, procurement and construction management for a sodium cromoglycate facility in the United Kingdom and a regional headquarters building in Venezuela.

  Ongoing projects include: construction of a spherilene and ethylene purification facility in Texas and a chemical fibers plant in North Carolina; engineering and procurement for an ethylene glycol plant in Canada; construction management for a pilot plant for pharmaceutical manufacturing in New Jersey, a tobacco processing plant expansion in North Carolina and a biotechnology clinical manufacturing facility in Colorado; engineering and construction for several consumer products facilities in Ohio and a corn processing plant in Illinois; engineering, procurement and validation for a synthetic hemoglobin manufacturing facility in Colorado; engineering and construction management for two tobacco facilities, one in Turkey and one in the Netherlands; engineering, procurement and construction for an aspartame facility expansion in the Netherlands, a filter tow facility expansion in the United Kingdom, an edible food casing facility in South Carolina, personal care and laundry detergent manufacturing facilities in Ohio and food processing plants in Texas, Wisconsin, Florida and Georgia; and engineering, procurement, and construction management for a pharmaceutical plant in Canada and an MTBE chemical complex in Saudi Arabia.

  Projects completed in fiscal 1993 included: engineering for two biotechnology fermentation facilities, one in Pennsylvania and one in Puerto Rico; construction of a grass roots additives facility in Alabama; construction management for a veterinary vaccines manufacturing facility in Nebraska; engineering and construction for a parenteral and solid dosage facility in Puerto Rico; engineering and construction management for laundry and dishwashing detergent manufacturing facilities in Ohio and a boiler in Illinois; engineering and construction management for a liquid chemical facility in Ohio; engineering, procurement and construction for the remodel of an existing acetone recovery facility in the United Kingdom, a cellulose acetate plant in Tennessee, a chemical plant expansion in the United Kingdom, a grass roots food additive facility in Iowa, a food processing plant in Kentucky and an ibuprofen plant in Texas; and engineering, procurement and construction management for a grass roots biochemical manufacturing facility in Washington and various cleaning solution manufacturing plants in the United States.

  Delta contract awards for 1993 included: engineering and procurement for a fibers expansion plant in Holland; engineering, procurement and construction for a bi-component fibers facility in North Carolina and a turbine generator in South Carolina; and engineering, procurement and construction management for a fibers line plant in Luxembourg.

  Delta ongoing projects include: evergreen construction and supplemental maintenance for various chemical and fibers facilities in the United States; technical services for various chemical and fibers plants in Canada; construction for a grass roots film facility in Ohio; engineering and construction management for a grass roots nylon facility in Spain, a bulk fibers facility expansion in Canada and a grass roots polymer facility in Singapore; and engineering, procurement and construction for expansion of a fibers facility in North Carolina.

  Delta projects completed in fiscal 1993 included: technical services for several petrochemical plant expansions in Texas; engineering, procurement and construction management for a specialty chemicals facility in France; engineering, procurement and construction for an X-ray film line facility expansion in North Carolina; and engineering, procurement and construction management for a grass roots flame retardant fiber facility in Spain.

 Power

  Services provided to the Power sector include comprehensive services for utility and non-utility clients in the power generation industry utilizing nuclear, fossil, hydroelectric, geothermal, waste and bio-fuel generating technologies. These services are provided through the Power business unit which includes the Duke/Fluor Daniel partnership concentrating on coal-fired plants.

  During fiscal year 1993, Power sector contract awards included: detailed engineering for a molten carbonate fuel cell demonstration project in California and a substation retrofit in Illinois; a five year general services agreement for an Ohio utility; and engineering, procurement and construction for a diesel power plant in the Philippines. In addition, a significant number of existing maintenance and plant modification contracts were renewed in fiscal 1993.

  Ongoing projects include: maintenance and outage support at various plant sites for a southeastern power generator in Tennessee and Kentucky; maintenance for nuclear plants in Virginia, South Carolina and Kansas; maintenance for fossil and gas generation plants in Texas, Louisiana, South Carolina, Georgia and Australia; operation and maintenance for a 130 megawatt cogeneration facility in Virginia; engineering and procurement for a 600 megawatt fossil plant repowering in New Jersey; engineering for a laboratory facility upgrade and nuclear engineering services for a utility, both in Illinois; engineering for emission monitoring equipment for various power generating sites of utilities in Texas, Louisiana, Mississippi and Arkansas; engineering, design and procurement for a 385 megawatt pulverized coal plant in South Carolina; nuclear, substation and engineering support services contract for an Illinois utility; and engineering and construction management for a transmission and distribution system for an Ohio utility.

  Projects completed in fiscal 1993 included: nuclear maintenance services for a utility in North Carolina; nuclear engineering services for a Minnesota utility; engineering for replacement of steam generators for a nuclear plant in Connecticut; and engineering, procurement and construction for a 105 megawatt diesel-powered facility in the Philippines.

FLUOR CONSTRUCTORS

  Fluor Constructors is organized and operated separately from Fluor Daniel. Fluor Constructors provides unionized construction management, construction and maintenance services in the United States and Canada, both independently and as a subcontractor to Fluor Daniel.

  During fiscal 1993, Fluor Constructors contract awards included: construction management for an aromatics project for a refinery and an inter-refinery pipeline, both in Pennsylvania, and a blast furnace coal injection facility in Indiana; and construction and construction management for a reformulated gasoline project in California.

  Ongoing projects include: maintenance and outage support at various plant sites for a southeastern power generator in Tennessee and Kentucky; maintenance for nuclear power plants in Missouri, Florida and Alabama; construction management for a potable water supply system facility in Nevada, an Emergency 911 response system in Illinois and a copper smelter in Canada; and construction and construction management for an ethylene glycol plant expansion in Canada and fossil power plants in Louisiana, Mississippi and Arkansas.

  Projects completed in fiscal 1993 included: construction and construction management for replacement of steam generators for a nuclear plant in Connecticut and two naphtha hydrotreaters, one in Minnesota and one in Kentucky; construction management for a component test facility for the NASA Stennis Space Center in Mississippi and environmental improvements to a zinc plant in Canada; and maintenance for a nuclear power plant in Illinois.

BACKLOG

  The following table sets forth the consolidated backlog of Fluor's engineering and construction segment at October 31, 1993 and 1992 (grouped by business sector):

                                 1993    1992
                                ------- -------
                                (IN MILLIONS OF
                                   DOLLARS)
      Hydrocarbon.............  $ 6,198 $ 4,087
      Industrial..............    2,706   2,889
      Government..............    2,520   2,948
      Process.................    2,441   3,648
      Power...................      889   1,134
                                ------- -------
                                $14,754 $14,706
                                ======= =======
      Estimated portion not to
       be performed in fiscal
       1994:                       55%
                                   ===

  The dollar amount of the backlog is not necessarily indicative of the future earnings of Fluor related to the performance of such work. Although backlog represents only business which is considered to be firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of Fluor's control, such as changes in project schedules, Fluor cannot predict with certainty the portion of backlog not to be performed in fiscal 1994.

  Approximately $2.5 billion of the Hydrocarbon sector backlog is attributable to two projects for companies affiliated with Royal Dutch Shell (the Rayong Refinery project in Thailand and the Pernis Refinery in the Netherlands). Approximately $2 billion of the Government sector backlog is attributable to the DOE Fernald Project and subject to government funding determined on an annual basis.

  During fiscal 1993, the backlog of certain business units was reclassified to reflect an internal realignment of these units between the five market sectors. This resulted in reclassifying approximately $1 billion of business in the food and beverage products area from the Industrial sector to the Process sector. Balances at October 31, 1992 and 1993 have been restated to conform with the current business unit alignment.

                                COAL INVESTMENT

  A. T. Massey Coal Company, Inc., which is headquartered in Richmond, Virginia, and its subsidiaries conduct Massey's coal-related businesses and are collectively referred to herein as the "Massey Companies."

  The Massey Companies produce, process and sell bituminous, low sulfur coal of steam and metallurgical grades from 15 mining complexes (11 of which include preparation plants) located in West Virginia,

Kentucky and Tennessee. At October 31, 1993, two of the mining complexes were still in development and not yet producing coal. A third mining complex is idle pending negotiation of a labor agreement.

  Operations at certain of the facilities are conducted in part through the use of independent contract miners. The Massey Companies also purchase and resell coal produced by unrelated companies. Steam coal is used primarily by utilities as fuel for power plants. Metallurgical coal is used primarily to make coke for use in the manufacture of steel.

  For each of the three years in the period ended October 31, 1993, the Massey Companies' (a) production (expressed in thousands of short tons) of steam coal and metallurgical coal, respectively, was 16,048 and 5,163 for fiscal 1993, 13,832 and 3,867 for fiscal 1992, and 13,472 and 3,421 for fiscal 1991, and (b)
sales (expressed in thousands of short tons) of coal produced by it and others, respectively, were 21,192 and 2,302 for fiscal 1993, 17,538 and 4,402 for fiscal 1992, and 16,982 and 6,578 for fiscal 1991.

  A large portion of the steam coal produced by the Massey Companies is sold to domestic utilities under long-term contracts. Metallurgical coal is sold to both foreign and domestic steel producers. Approximately 41% of the Massey Companies' fiscal 1993 coal production was sold under long-term contracts, 88% of which was steam coal and 12% of which was metallurgical coal. Approximately 11% of the coal tonnage sold by the Massey Companies in fiscal 1993 was sold on the export market.

  Massey is among the five largest marketers of coal in the United States. The coal market is a mature market with many strong competitors. Competition is primarily dependent upon coal price, transportation cost, producer reliability and characteristics of coal available for sale. The management of Massey considers Massey to be generally well-positioned with respect to these factors in comparison to its principal competitors.

  On February 22, 1993, the Massey Companies acquired certain assets in Pike County, Kentucky, from Pittston Coal Company, including an estimated 32 million tons of undeveloped coal reserves and three million tons of developed coal reserves with related preparation plant and mining facilities. Since the undeveloped coal reserves are strategically located near existing mining and coal processing facilities of the Massey Companies, development capital requirements will be modest. The economic life of the existing Massey operations in the vicinity will be significantly extended by this acquisition.

  On November 15, 1993, the Massey Companies acquired the assets of W-P Coal Company located in Logan County, West Virginia. Major components of the W-P Coal acquisition include approximately 40 million tons of reserves and a modern preparation plant. Simultaneously with the acquisition, the Massey Companies entered into a long-term coal supply agreement with Wheeling Pittsburgh Steel Corporation, a W-P Coal Company affiliate.

  Recently passed acid rain legislation is generally anticipated to benefit prices for low sulfur coal. Massey intends to continue to evaluate and pursue, in appropriate circumstances, the acquisition of additional low sulfur coal reserves.

  The Coal Industry Retiree Health Benefits Act of 1992 (the "Act") provides that certain retired coal miners who were members of the United Mine Workers of America, along with their spouses, are guaranteed health care benefits. The Massey Companies' obligation under the Act is currently estimated to aggregate $64 million which will be recognized as expense as payments are assessed.

  The management of the Massey Companies estimates that, as of October 31, 1993, the Massey Companies had total recoverable reserves (expressed in thousands of short tons) of 1,088,601; 456,810 of which are assigned recoverable reserves and 631,791 of which are unassigned recoverable reserves; and 799,287 of which are proven recoverable reserves and 289,314 of which are probable recoverable reserves.

  The management of the Massey Companies estimates that approximately 29% of the total reserves listed above consist of reserves that would be considered primarily metallurgical grade coal. They also estimate that approximately 63% of all reserves contain less than 1% sulfur. A portion of the steam coal reserves could be beneficiated to metallurgical grade by coal preparation plants, and a portion of the metallurgical coal reserves could be sold as high quality steam coal, if market conditions warrant.

  "Reserves" means that part of a coal deposit which could be economically and legally extracted or produced at the time of the reserve determination. "Recoverable reserves" means coal which is recoverable by the use of existing equipment and methods under federal and state laws now in effect. "Assigned recoverable reserves" means reserves which can reasonably be expected to be mined from existing or planned mines and processed in existing or planned plants. "Unassigned recoverable reserves" means reserves for which there are no specific plans for mining and which will require for their recovery substantial capital expenditures for mining and processing facilities. "Proven recoverable reserves" refers to deposits of coal which are substantiated by adequate information, including that derived from exploration, current and previous mining operations, outcrop data and knowledge of mining conditions. "Probable recoverable reserves" refers to deposits of coal which are based on information of a more preliminary or limited extent or character, but which are considered likely.

                          DISCONTINUED LEAD OPERATION

  In November 1992, the Company announced its decision to exit its lead business, conducted primarily through The Doe Run Company ("Doe Run"). As a result, the Company's lead segment has been classified as a discontinued operation in the Company's consolidated financial statements. During 1993, the Company made substantial progress toward the disposition of the lead business. While the outcome of such disposition cannot be determined with certainty at this time, management's intent to dispose of the lead business remains unaltered and management believes that a disposal will be accomplished during fiscal 1994.

                                 OTHER MATTERS

ENVIRONMENTAL, SAFETY AND HEALTH MATTERS

  The Company's natural resource operations are affected by federal, state and local laws and regulations regarding environmental protection and plant and mine safety and health. It is impossible to predict the full impact of future legislative or regulatory developments on such operations, because the standards to be met, as well as the technology and length of time available to meet those standards, continue to develop and change.

  Under the federal Clean Air Act, as amended, which is applicable to Doe Run's lead smelters, the Environmental Protection Agency ("EPA") is authorized to promulgate ambient air quality standards for certain identified pollutants. Each state is required to develop an implementation plan that is designed to achieve such ambient air quality standards through emission limitations and related requirements. Upon approval by the EPA, these state implementation plans become federally enforceable. The State of Missouri is required to develop implementation plans to control lead emissions from the two Doe Run lead smelters. An implementation plan was approved by the State for the Buick smelter on June 24, 1993, and has been submitted to EPA for approval. The Buick plan requires installation of various projects, but only if the primary smelter portion of the facility is to be operated. A supplemental implementation plan was approved for the Herculaneum smelter on June 24, 1993, and has also been submitted to EPA for approval. The Herculaneum plan requires the installation of $2.5 million in additional capital projects, with a final completion date of October, 1994.

  In September 1988, the EPA listed primary lead smelter surface impoundment solids as a hazardous waste under the federal Resource Conservation and Recovery Act. In anticipation of the final issuance of EPA regulations, the Company is in the process of eliminating surface impoundments (all of which are located at its Buick smelter). This corrective action was substantially completed by the end of fiscal 1993.

The Company believes that with completion of this corrective action, the Company will be in compliance with final EPA regulations when issued.

  The Company is affected by and complies with other federal, state and local laws relating to environmental protection, safety and health applicable to all or part of its natural resource operations, including but not limited to the federal Surface Mining Control and Reclamation Act of 1977; Occupational Safety and Health Act; Mine Safety and Health Act of 1977; Water Pollution Control Act, as amended by the Clean Water Act of 1977; Toxic Substances Control Act; Black Lung Benefits Revenue Act of 1977; and Black Lung Benefits Reform Act of 1977.

  In fiscal 1993, Fluor made approximately $5.4 million in expenditures to comply with environmental, health and safety laws and regulations in connection with its coal investment, none of which were capital expenditures. Fluor anticipates making $11.3 million and $8.9 million in such non-capital expenditures in fiscal 1994 and 1995, respectively. Of these expenditures, $3.7 million, $9.6 million and $7.2 million for fiscal 1993, 1994 and 1995, respectively, are (in the case of fiscal 1993) or are anticipated to be (in the case of fiscal 1994 and 1995) for surface reclamation. Existing reserves are believed to be adequate to cover actual and anticipated surface reclamation expenditures. Other expenditures will be expensed as incurred.

  In fiscal 1993, Fluor made approximately $4.3 million in capital expenditures and $3.2 million in other expenditures to comply with environmental, health and safety laws and regulations in connection with its discontinued lead business.

 Other

  In 1986, the California North Coast Regional Water Quality Control Board for the State of California requested that the Company perform a site investigation of a property in Northern California designated as a hazardous waste site under the California Hazardous Waste Control Act. The Company formerly owned the property. The California Environmental Protection Agency has assumed lead agency status for any required remedial action at the site. The Company signed a Consent Order to perform a remedial investigation/feasibility study that will determine the extent of contamination for purposes of determining the remedial action required to remedy and/or remove the contamination.

  St. Joe Minerals Corporation ("St. Joe"), a wholly owned subsidiary of Fluor, is participating as a potentially responsible party at several different sites pursuant to proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"). Other parties have also been identified as potentially responsible parties at all but one of these sites, and many of these parties have shared in the costs associated with the sites. Investigative and/or remedial activities are ongoing at each site. In 1987, St. Joe sold its zinc mining and smelting division to Zinc Corporation of America ("ZCA"). As part of the agreement, St. Joe and Fluor agreed to indemnify ZCA for certain environmental liabilities arising from operations conducted prior to the sale. During the 1993 fiscal year, ZCA has made claims under this indemnity against St. Joe for anticipated environmental expenditures at three of its major operating facilities. These claims are the subject of ongoing discussions between St. Joe, ZCA and other potentially responsible parties, including parties who have given similar contractual indemnities to St. Joe. St. Joe has initiated a proceeding against certain of its insurance carriers alleging that the investigative and remediation costs incurred by St. Joe in connection with its environmental proceedings are covered by insurance. This proceeding is in its early stages and no credit or offset for any such coverage has been taken into account by Fluor in establishing its reserves for future environmental costs.

  The Company does not believe that the claims or proceedings identified in the two preceding paragraphs, either individually or in the aggregate, will have a material adverse impact upon its operations or financial condition.

NUMBER OF EMPLOYEES

  The following table sets forth the number of salaried and craft/hourly employees of Fluor and its subsidiaries engaged in Fluor's business segments as of October 31, 1993:

                                                    SALARIED CRAFT/HOURLY TOTAL
                                                    -------- ------------ ------
      Engineering and construction................   17,215     19,886    37,101
      Coal........................................      544        887     1,431
                                                     ------     ------    ------
                                                     17,759     20,773    38,532
                                                     ======     ======    ======

OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

  The financial information for business segments and geographic areas is included in the Operations by Business Segment and Geographic Area section of the Notes to Consolidated Financial Statements in Fluor's 1993 Annual Report to stockholders, which section is incorporated herein by reference.

ITEM 2. PROPERTIES.

 Major Facilities

  Operations of Fluor and its subsidiaries are conducted in both owned and leased properties. In addition, certain owned or leased properties of Fluor and its subsidiaries are leased or subleased to third party tenants. The following table describes the general character of the major existing facilities, exclusive of mines, coal preparation plants and their adjoining offices:

 LOCATION                                                     INTEREST
 --------                                                     --------
UNITED STATES

  Corporate Headquarters
    Irvine, California                                        Leased

  Engineering and Construction Offices
    Anchorage, Alaska                                         Leased
    Appleton, Wisconsin                                       Leased
    Bakersfield, California                                   Leased
    Charlotte, North Carolina                                 Leased
    Chicago, Illinois                                         Leased
    Cincinnati, Ohio                                          Leased
    Corpus Christi, Texas                                     Leased
    Dallas, Texas                                             Leased
    Dayton, Ohio                                              Leased
    Denver, Colorado                                          Leased
    Greenville, South Carolina                                Owned and leased
    Houston (Sugar Land office), Texas                        Owned
    Irvine, California                                        Leased
    Kansas City, Missouri                                     Leased
    Philadelphia, Pennsylvania (Marlton, New Jersey office)   Leased
    Richmond, Virginia                                        Leased
    Tulsa, Oklahoma                                           Leased
    Washington, D.C.                                          Leased

  Coal Offices (Kentucky, Tennessee, Virginia, West Virginia) Owned

 LOCATION                                  INTEREST
 --------                                  --------
 FOREIGN

  Engineering and Construction Offices
    Al Khobar, Saudi Arabia (Dhahran area) Owned
    Asturias, Spain                        Leased
    Bangkok, Thailand                      Leased
    Beijing, People's Republic of China    Leased
    Bergen op Zoom, Netherlands            Leased
    Calgary, Canada                        Leased
    Camberley, England                     Leased
    Dubai, United Arab Emirates            Leased
    Dusseldorf, Germany                    Leased
    Haarlem, Netherlands                   Owned and leased
    Hong Kong                              Leased
    Jakarta, Indonesia                     Leased
    Jeddah, Saudi Arabia                   Leased
    Kuala Lumpur, Malaysia                 Leased
    Leipzig, Germany                       Leased
    London (Uxbridge), England             Leased
    Madrid, Spain                          Leased
    Manchester, England                    Leased
    Manila, Philippines                    Leased
    Melbourne, Australia                   Leased
    Perth, Australia                       Leased
    San Juan, Puerto Rico                  Leased
    Santiago, Chile                        Leased
    Seoul, Korea                           Leased
    Singapore                              Leased
    Tokyo, Japan                           Leased
    Vancouver, Canada                      Leased
    Wiesbaden, Germany                     Leased

 Coal Properties

  See Item 1, Business, of this report for additional information regarding the coal operations and properties of Fluor.

ITEM 3. LEGAL PROCEEDINGS.

  Fluor and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings in various stages of development, including but not limited to those described below. The majority of these proceedings, other than environmental proceedings, involve matters as to which liability, if any, of Fluor or its subsidiaries would be adequately covered by insurance. With respect to litigation outside the scope of applicable insurance coverage and to the extent insured claims may exceed liability limits, it is the opinion of the management of Fluor, based on reports of counsel, that these matters individually and in the aggregate will not have a material adverse effect upon the consolidated financial position or results of operations of Fluor.

  In July 1987, four lawsuits were filed against R. T. Vanderbilt Company, Inc., Gouverneur Talc Company, Inc., St. Joe and Fluor for personal injury and wrongful death allegedly due to asbestos, talc and silicon exposure in certain New York mines. Subsequent to July 1987, 16 additional lawsuits have been filed. All of these suits (representing a total of 213 plaintiffs) have been filed with the New York Supreme Court, St. Lawrence County, New York. The total damages claimed in these cases, referred to as Bailey, Baker, Beane, et al. v. R. T. Vanderbilt Company, Inc., et al. (the claims have not been consolidated), are $287 million against all defendants. Plaintiffs also seek an unspecified amount of punitive damages against all defendants.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

 Executive Officers of the Registrant(1)

  Leslie G. McCraw, age 59

   Director since 1984; Chairman of Executive Committee and member of Nominating Committee.

   Chairman of the Board since 1991; Chief Executive Officer since 1990;
    formerly Vice Chairman of the Board from 1990; formerly President from 1988; joined the Company in 1975.

  Vincent L. Kontny, age 56

   Director since 1988; member of Executive Committee.

   Chief Operating Officer since 1991; President since 1990; President of
    Fluor Daniel, Inc.(2) since 1988; joined the Company in 1965.

  Charles J. Bradley, Jr., age 58

   Vice President, Human Resources and Administration since 1986; joined the
    Company in 1958.

  J. Michal Conaway, age 45

   Vice President-Finance since January 4, 1993; formerly Vice President and
    Chief Financial Officer of National Gypsum Company and its parent, Aancor Holdings, Inc., from 1988.

  James O. Rollans, age 51

   Senior Vice President and Chief Financial Officer since June, 1992;
    formerly Vice President, Corporate Communications from 1982; joined the Company in 1982.

  P. Joseph Trimble, age 63

   Corporate Secretary since December, 1992; Senior Vice President-Law since
    1984; joined the Company in 1972.

 Executive Operating Officers(1)

  Hugh K. Coble, age 59

   Director since 1984; member of Executive Committee.

   Group President of Fluor Daniel, Inc.(2) since 1986; joined the Company in 1966.

  Gerald M. Glenn, age 51

   Director since 1989; member of Executive Committee.

   Group President of Fluor Daniel, Inc.(2) since 1986; joined the Company in 1964.

  Don L. Blankenship, age 43

   Chairman of the Board and Chief Executive Officer of A. T. Massey Coal
    Company, Inc.(3) since January, 1992; President of that subsidiary since 1990; formerly Chief Operating Officer of that subsidiary from 1990; formerly President of Massey Coal Services, Inc.(4) from 1989; formerly Executive Vice President of that subsidiary from 1988; joined Rawl Sales & Processing Co.(5) in 1982.

  Richard A. Flinton, age 63

   Chairman of the Board of Fluor Constructors, Inc.(6) since 1989; formerly
    President of that subsidiary from 1988; joined the Company in 1957.

  Jeffrey L. Zelms, age 49

   Chief Executive Officer of The Doe Run Company(7) since August, 1992;
    President of that company since 1986; joined St. Joe Minerals
    Corporation in 1970.
- --------
(1) Except where otherwise indicated, all references are to positions held with Fluor.

(2) Fluor Daniel, Inc. is a wholly owned subsidiary of Fluor which provides design, engineering, procurement, construction management and technical services to a wide range of industrial, commercial, utility, natural resources, energy and governmental clients.

(3) A. T. Massey Coal Company, Inc. is an indirectly wholly-owned subsidiary of Fluor which, along with its subsidiaries, conducts Fluor's coal-related investment.

(4) Massey Coal Services, Inc. is a wholly owned subsidiary of A. T. Massey Coal Company, Inc.

(5) Rawl Sales & Processing Co. is a wholly owned subsidiary of A. T. Massey Coal Company, Inc.

(6) Fluor Constructors, Inc., a wholly owned subsidiary of Fluor, provides construction and maintenance services to a variety of clients.

(7) In November 1992, Fluor announced its decision to exit its lead business, conducted primarily through The Doe Run Company, and classified it as a discontinued operation in its consolidated financial statements.

                                    PART II

  Information for Items 5, 6 and 7 is contained in Fluor's 1993 Annual Report to stockholders, which information is incorporated herein by reference (and except for these sections, and sections incorporated herein by reference in Items 1 and 8 of this report, Fluor's 1993 Annual Report to stockholders is not to be deemed filed as part of this report):

                                                           ANNUAL REPORT TO
 ITEM NO.                     TITLE                      STOCKHOLDERS SECTION
 --------                     -----                      --------------------
 ITEM 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters................  Stockholders' Reference
 ITEM 6.  Selected Financial Data.....................  Selected Financial Data
 ITEM 7.  Management's Discussion and Analysis of
           Financial Condition and Results of           Management's Discussion
           Operations.................................   and Analysis
 ITEM 8.  Financial Statements and Supplementary Data

  Information for Item 8 is included in Fluor's consolidated financial statements as of October 31, 1993 and 1992, and for each of the three years in the period ended October 31, 1993, and Fluor's unaudited quarterly financial data for the two year period ended October 31, 1993, in the Consolidated Financial Statements (including the Consolidated Balance Sheet, Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Equity and Notes to Consolidated Financial Statements) and Quarterly Financial Data sections of Fluor's 1993 Annual Report to stockholders, which are incorporated herein by reference. The report of management and independent auditors on Fluor's consolidated financial statements is in the Reports of Management and Independent Auditors section of Fluor's 1993 Annual Report to stockholders, also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information concerning Fluor's executive officers is included under the caption "Executive Officers of the Registrant" following Part I, Item 4. Other information required by this item has been omitted because Fluor will file with the Securities and Exchange Commission (the "Commission") a definitive proxy statement pursuant to Regulation 14A, involving the election of directors, not later than 120 days after the close of Fluor's fiscal year ended October 31, 1993.

ITEM 11. EXECUTIVE COMPENSATION.

  Fluor maintains certain employee benefit plans and programs in which its executive officers and directors are participants. Copies of these plans and programs are set forth or incorporated by reference as Exhibits 10.1 through
10.18 inclusive to this report. Certain of these plans and programs provide for payment of benefits or for acceleration of vesting of benefits upon the occurrence of a change of control of Fluor as that term is defined in such plans and programs. The amounts payable thereunder would represent an increased cost to be paid by Fluor (and indirectly by its stockholders) in the event of a change in control of Fluor. This increased cost would be a factor to be taken into account by a prospective purchaser in determining whether, and at what price, it would seek control of the Company and whether it would seek the removal of then existing management.

  If a change of control were to have occurred on October 31, 1993, the additional amounts payable by Fluor, either in cash or in stock, if each of the five most highly compensated executive officers and all executive officers as a group were thereupon involuntarily terminated without cause would be as follows:

                                    FLUOR CORPORATION   RESTRICTED SUPPLEMENTAL
                                    CHANGE OF CONTROL     STOCK      BENEFIT
   INDIVIDUAL OR GROUP             COMPENSATION PLAN(1)  PLANS(2)    PLAN(3)
   -------------------             -------------------- ---------- ------------
   Don L. Blankenship.............     $ 1,143,450      $  370,173  $  227,491
   Hugh K. Coble..................       2,534,527       1,405,716     397,883
   Gerald M. Glenn................       2,534,527         972,562     227,491
   Vincent L. Kontny..............       3,217,757       1,666,972     392,422
   Leslie G. McCraw...............       4,709,696       2,207,068     795,766
   All Executive Officers (11)
    including the above...........     $19,356,917      $8,289,084  $2,702,990

   --------
   (1) Payable in cash.
   (2) Value at October 31, 1993 of previously awarded restricted stock which would vest upon change of control.
   (3) Lump sum entitlement of previously awarded benefits which would vest upon change of control.

  Further disclosure regarding this item has been omitted because Fluor will file with the Commission a definitive proxy statement pursuant to Regulation 14A, involving the election of directors, not later than 120 days after the close of Fluor's fiscal year ended October 31, 1993.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  This item has been omitted because Fluor will file with the Commission a definitive proxy statement pursuant to Regulation 14A, involving the election of directors, not later than 120 days after the close of Fluor's fiscal year ended October 31, 1993.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  This item has been omitted because Fluor will file with the Commission a definitive proxy statement pursuant to Regulation 14A, involving the election of directors, not later than 120 days after the close of Fluor's fiscal year ended October 31, 1993.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)     1.      Financial Statements: The financial statements required to be filed hereunder are listed on page 20 hereof. See Part
                    II, Item 8 of this report for information regarding the
                    incorporation by reference herein of such financial
                    statements.
            2.      Financial Statement Schedules: The financial statement
                    schedules required to be filed hereunder are listed on
                    page 20 hereof.
            3.      Exhibits:
            3.1     Restated Certificate of Incorporation of Fluor
                    Corporation [filed as Exhibit 3.1 to Fluor's annual
                    report on Form 10-K for the fiscal year ended October
                    31, 1987 and incorporated herein by reference]
            3.2     Restated Bylaws (as amended effective September 13,
                    1993) of Fluor Corporation
            4.1     Indenture dated July 1, 1986 between Fluor
                    Corporation and Irving Trust Company, trustee [filed
                    as Exhibit 4 to Registration No. 33-6960 for the
                    issuance of up to $250 million of debt securities and
                    incorporated herein by reference]
            4.2     Fluor Corporation Dividend Reinvestment Plan
                    (effective as of January 1, 1994)

                     EXECUTIVE COMPENSATION PLANS/PROGRAMS

            10.1    Fluor Corporation and Subsidiaries Executive
                    Incentive Compensation Plan (as amended through
                    September 15, 1988) [filed as Exhibit 10.1 to Fluor's annual report on Form 10-K for the fiscal year ended
                    October 31, 1992 and incorporated herein by reference]
            10.2    Fluor Corporation and Subsidiaries Executive Deferred
                    Compensation Program (as amended through November 15,
                    1982) [filed as Exhibit 10.2 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1982 and incorporated herein by reference]
            10.3    Fluor Corporation and Subsidiaries Executive Deferred
                    Salary Program (as amended through July 8, 1986)
                    [filed as Exhibit 10.3 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1986 and incorporated herein by reference]
            10.4    Fluor Corporation Deferred Directors' Fees Program
                    (as amended through November 15, 1983) [filed as
                    Exhibit 10.3 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1983 and incorporated herein by reference]
            10.5    1977 Fluor Executive Stock Plan (as amended by
                    Amendment No. 4 effective December 9, 1986) [filed as
                    Exhibit 10.6 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1986 and incorporated herein by reference]
            10.6    1981 Fluor Executive Stock Plan (as amended by
                    Amendment No. 3 effective December 9, 1986) [filed as
                    Exhibit 10.9 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1986 and incorporated herein by reference]
            10.7    1982 Fluor Executive Stock Option Plan (as amended by
                    Amendment No. 2 effective December 9, 1986) [filed as
                    Exhibit 10.10 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1986 and incorporated herein by reference]
            10.8    Fluor Executives' Health Plan Summary [filed as
                    Exhibit 10.11 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1985 and incorporated herein by reference]
            10.9    Directors' Life Insurance Summary [filed as Exhibit
                    10(i) to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1980 and incorporated herein by reference]
            10.10 Executive Tax Services Plan (as amended and effective as of November 1, 1993)

            10.11 Executive Personal Financial Counseling Plan (as amended and effective as of November 1, 1993)
            10.12   Company Automobile Policy Summary [filed as Exhibit
                    10.15 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1989 and incorporated herein by reference]
            10.13   Fluor Excess Benefit Plan (as amended by Second
                    Amendment effective December 9, 1986) [filed as
                    Exhibit 10.16 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1986 and incorporated herein by reference]
            10.14 Fluor Executives' Supplemental Benefit Plan (as amended by First Amendment effective November 15,
                    1983) [filed as Exhibit 10.16 to Fluor's annual report on Form 10-K for the fiscal year ended October
                    31, 1983 and incorporated herein by reference]
            10.15 1988 Fluor Executive Stock Plan (as amended and restated effective March 9, 1993)
            10.16   Fluor Corporation Change of Control Compensation Plan
                    (as amended and restated by Second Amendment effective October 1, 1989) [filed as Exhibit 10.19 to
                    Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1989 and incorporated herein by reference]
            10.17 Fluor Special Executive Incentive Plan (effective as of April 27, 1987) [filed as Exhibit 10.27 to Fluor's annual report on Form 10-K for the fiscal year ended
                    October 31, 1987 and incorporated herein by reference]
            10.18 Retirement Plan for Outside Directors (effective as of May 1, 1992) [filed as Exhibit 10.18 to Fluor's annual report on Form 10-K for the fiscal year ended
                    October 31, 1992 and incorporated herein by reference]

                                OTHER CONTRACTS

            10.19   Concourse Lease dated as of July 26, 1985 between
                    Fluor Corporation and Fluor Engineers, Inc. (an
                    entity now having the corporate name of Fluor Daniel,
                    Inc.) with respect to a portion of the International
                    Headquarters facility located in Irvine, California,
                    formerly owned by Fluor (the "Irvine facility");
                    Schedule of substantially identical Building Pod
                    Lease and Corporate Tower Lease; and Assignment of
                    Master Leases dated July 26, 1985, assigning Fluor's
                    lessor interest to Crow Winthrop Operating
                    Partnership ("CWOP") [filed as Exhibit 10.21 to
                    Fluor's annual report on Form 10-K for the fiscal
                    year ended October 31, 1985 and incorporated herein
                    by reference]
            10.20   Amendment to Master Leases by and between CWOP, Fluor
                    Daniel, Inc. and Fluor Corporation dated as of
                    November 1, 1989 with respect to the Irvine facility
                    [filed as Exhibit 10.19 to Fluor's annual report on
                    Form 10-K for the fiscal year ended October 31, 1991
                    and incorporated here in by reference]
            13      1993 Annual Report to stockholders (with the
                    exception of the information incorporated by
                    reference into Items 1, 5, 6, 7 and 8 of this report,
                    Fluor's 1993 Annual Report to stockholders is not
                    deemed to be filed as part of this report)
            21      Fluor Corporation Subsidiaries
            23      Consent of Independent Auditors -- Ernst & Young
            24.1    Manually signed Power of Attorney executed by certain
                    Fluor directors and officers
                    Manually signed Powers of Attorney executed by
            24.2    certain Fluor directors

   (b)     Reports on Form 8-K:
           None were filed during the last quarter of the period covered by this report; however, on December 23, 1993, the Company filed a Form 8-K reporting action by the Board of Directors to accelerate the expiration of the Preferred Share Purchase Rights from November 30,
           1997 to November 30, 1993.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          FLUOR CORPORATION

January 27, 1994                          By           J.O. Rollans
                                            ___________________________________
                                                       J.O. Rollans
                                                 Senior Vice President and
                                                  Chief Financial Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

       SIGNATURE                           TITLE                    DATE
       ---------                           -----                    ----

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

             *                   Director, Chairman of the    January 27, 1994
- -----------------------------     Board and Chief Executive
        L. G. McCraw              Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

       J. O. Rollans             Senior Vice President and    January 27, 1994
- -----------------------------     Chief Financial Officer
       J. O. Rollans

OTHER DIRECTORS:
             *                    Director                    January 27, 1994
- -----------------------------
        H. K. Coble
             *                    Director                    January 27, 1994
- -----------------------------
        P. J. Fluor
             *                    Director                    January 27, 1994
- -----------------------------
       D. P. Gardner
             *                    Director                    January 27, 1994
- -----------------------------
        G. M. Glenn
             *                    Director                    January 27, 1994
- -----------------------------
        W. R. Grant
             *                    Director                    January 27, 1994
- -----------------------------
        B. R. Inman

         SIGNATURE                         TITLE                    DATE
         ---------                         -----                    ----
             *                     Director                   January 27, 1994
- -----------------------------
        V. L. Kontny
             *                     Director                   January 27, 1994
- -----------------------------
       R. V. Lindsay
             *                     Director                   January 27, 1994
- -----------------------------
       V. S. Martinez
             *                     Director                   January 27, 1994
- -----------------------------
        E. M. Massey
             *                     Director                   January 27, 1994
- -----------------------------
          B. Mickel
             *                     Director                   January 27, 1994
- -----------------------------
         M. R. Seger
             *                     Director                   January 27, 1994
- -----------------------------
       D. S. Tappan, Jr.

         L. N. Fisher
*By ___________________________
         L. N. Fisher,
       Attorney-in-fact

  Manually signed Powers of Attorney authorizing L. N. Fisher, A. M. Oldham and
P. J. Trimble and each of them, to sign the annual report on Form 10-K for the fiscal year ended October 31, 1993 and any amendments thereto as attorneys-in-fact for certain directors and officers of the registrant are included herein as Exhibits 24.1 and 24.2.

                               FLUOR CORPORATION

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                   ITEM 14(A)

1.Financial Statements

  The following financial statements are contained in Fluor's 1993 Annual Report to stockholders:

   Consolidated Balance Sheet at October 31, 1993 and 1992

   Consolidated Statement of Earnings for year ended October 31, 1993, 1992 and 1991

   Consolidated Statement of Cash Flows for year ended October 31, 1993, 1992 and 1991

   Consolidated Statement of Shareholders' Equity for year ended October 31, 1993, 1992 and 1991

   Notes to Consolidated Financial Statements

2.Financial Statement Schedules                           Form 10-K Page

II     Consolidated amounts receivable from related
       parties and underwriters, promoters and employees
       other than related parties--year ended October 31,
       1993 and 1992......................................
                                                                21

V      Consolidated property, plant and equipment--year
       ended October 31, 1993, 1992 and 1991..............
                                                                22

VI     Consolidated accumulated depreciation, depletion
       and amortization of property, plant and
       equipment--year ended October 31, 1993, 1992 and
       1991...............................................
                                                                23

VII    Consolidated guarantees of securities of other
       issuers as of October 31, 1993.....................
                                                                24

  All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                               FLUOR CORPORATION

       SCHEDULE II--CONSOLIDATED AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                      YEAR ENDED OCTOBER 31, 1993 AND 1992

                                                                   BALANCE AT
                                                                 END OF PERIOD
                                BALANCE AT                      ----------------
                                BEGINNING                                 NOT
        NAME OF DEBTOR          OF PERIOD  ADDITIONS DEDUCTIONS CURRENT CURRENT
        --------------          ---------- --------- ---------- ------- --------
Year ended October 31, 1993
Don L. Blankenship (1).........  $300,000  $    --      $--     $20,000 $280,000
                                 ========  ========     ====    ======= ========
Year ended October 31, 1992
Don L. Blankenship (1).........  $    --   $300,000     $--     $   --  $300,000
                                 ========  ========     ====    ======= ========

- --------
(1) As of October 31, 1993, Fluor held a non-interest bearing note, payable in five annual installments and secured by a second deed of trust on a residence. On January 11, 1994, the balance of the note was fully repaid.

                               FLUOR CORPORATION

             SCHEDULE V--CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT

                   YEAR ENDED OCTOBER 31, 1993, 1992 AND 1991

                                 (IN THOUSANDS)

                         BALANCE AT                                     BALANCE AT
                         BEGINNING  ADDITIONS RETIREMENTS   TRANSFERS     END OF
                         OF PERIOD   AT COST   OR SALES   AND OTHER (1)   PERIOD
                         ---------- --------- ----------- ------------- ----------
Year ended October 31,
 1993
  Land.................. $   61,581 $    622   $    (56)    $  (3,280)  $   58,867
  Buildings and improve-
   ments................    294,944   17,477     (1,011)       (6,844)     304,566
  Machinery and equip-
   ment.................    569,349   99,021    (36,521)       11,969      643,818
  Mining properties and
   mineral rights.......    449,966   48,379        (43)        1,157      499,459
  Construction in pro-
   gress................     40,091    6,038                  (10,254)      35,875
                         ---------- --------   --------     ---------   ----------
    Total............... $1,415,931 $171,537   $(37,631)    $  (7,252)  $1,542,585
                         ========== ========   ========     =========   ==========
Year ended October 31,
 1992
  Land.................. $   67,873 $  1,248   $   (187)    $  (7,353)  $   61,581
  Buildings and improve-
   ments................    273,840   12,795       (415)        8,724      294,944
  Machinery and equip-
   ment.................    554,584  159,719    (30,999)     (113,955)     569,349
  Mining properties and
   mineral rights.......    488,732   85,009                 (123,775)     449,966
  Construction in pro-
   gress................     89,720   28,275                  (77,904)      40,091
                         ---------- --------   --------     ---------   ----------
    Total............... $1,474,749 $287,046   $(31,601)    $(314,263)  $1,415,931
                         ========== ========   ========     =========   ==========
Year ended October 31,
 1991
  Land.................. $   66,101 $  1,699   $    (39)    $     112   $   67,873
  Buildings and improve-
   ments................    130,030    6,208     (2,328)      139,930      273,840
  Machinery and equip-
   ment.................    472,770   67,633    (23,525)       37,706      554,584
  Mining properties and
   mineral rights.......    485,407    3,160        (66)          231      488,732
  Construction in pro-
   gress................     53,634   81,018       (949)      (43,983)      89,720
                         ---------- --------   --------     ---------   ----------
    Total............... $1,207,942 $159,718   $(26,907)    $ 133,996   $1,474,749
                         ========== ========   ========     =========   ==========

- --------
(1) Amounts in 1992 primarily include the reclassification of the lead business to net assets of discontinued operations and the purchase of certain partnership interests which owned the Company's Greenville, South Carolina engineering office. Amounts in 1991 include the purchase of certain partnership interests which owned the the Company's Sugar Land, Texas engineering office. Transfers of construction in progress were: zero, zero and $.1 million to land; $2.5 million, $37.6 million and $3.1 million to buildings and improvements; $7.7 million, $33.7 million and $40.6 million to machinery and equipment; zero, zero and $.2 million to mining properties and mineral rights in 1993, 1992 and 1991, respectively.

Maintenance and repairs expense for continuing operations totaled $62.1 million in 1993, $51.7 million in 1992 and $52.9 million in 1991.

                               FLUOR CORPORATION

         SCHEDULE VI--CONSOLIDATED ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                   YEAR ENDED OCTOBER 31, 1993, 1992 AND 1991

                                 (IN THOUSANDS)

                                    ADDITIONS
                         BALANCE AT CHARGED TO                        BALANCE AT
                         BEGINNING  COSTS AND  RETIREMENTS              END OF
                         OF PERIOD   EXPENSES   OR SALES   OTHER (1)    PERIOD
                         ---------- ---------- ----------- ---------  ----------
Year ended October 31,
 1993
  Buildings and improve-
   ments................  $ 27,927   $ 10,634   $   (732)  $    (709)  $ 37,120
  Machinery and equip-
   ment.................   287,539     79,204    (27,058)     (2,608)   337,077
  Mining properties and
   mineral rights.......    53,580     13,653                    246     67,479
                          --------   --------   --------   ---------   --------
    Total...............  $369,046   $103,491   $(27,790)  $  (3,071)  $441,676
                          ========   ========   ========   =========   ========
Year ended October 31,
 1992
  Buildings and improve-
   ments................  $ 34,866   $ 15,674   $   (121)  $ (22,492)  $ 27,927
  Machinery and equip-
   ment.................   280,413     92,609    (20,014)    (65,469)   287,539
  Mining properties and
   mineral rights.......    66,741     18,803         27     (31,991)    53,580
                          --------   --------   --------   ---------   --------
    Total...............  $382,020   $127,086   $(20,108)  $(119,952)  $369,046
                          ========   ========   ========   =========   ========
Year ended October 31,
 1991
  Buildings and improve-
   ments................  $ 27,081   $ 10,422   $ (1,814)  $    (823)  $ 34,866
  Machinery and equip-
   ment.................   208,202     83,830    (10,394)     (1,225)   280,413
  Mining properties and
   mineral rights.......    47,329     19,389        --           23     66,741
                          --------   --------   --------   ---------   --------
    Total...............  $282,612   $113,641   $(12,208)  $  (2,025)  $382,020
                          ========   ========   ========   =========   ========

- --------
(1) See footnote (1) on Schedule V, Consolidated Property, Plant and Equipment on page 22 of this Form 10-K for a discussion of items included in this caption.

Depreciation is provided principally using the straight line method over the following estimated useful lives: buildings and improvements 3 to 50 years; machinery and equipment 2 to 20 years.

Amortization is provided principally using the units of production method for mining properties and mineral rights.

                               FLUOR CORPORATION

      SCHEDULE VII--CONSOLIDATED GUARANTEES OF SECURITIES OF OTHER ISSUERS

                             AS OF OCTOBER 31, 1993

                                 (IN THOUSANDS)

                                                                                                          NATURE OF ANY
                                                                                                      DEFAULT BY ISSUER OF
                                                                                                      SECURITIES GUARANTEED
                                                           AMOUNT OWED                                         IN
    NAME OF ISSUER                                         BY PERSON OR    AMOUNT                     PRINCIPAL, INTEREST,
     OF SECURITIES       TITLE OF ISSUE OF                   PERSONS     IN TREASURY                     SINKING FUND OR
 GUARANTEED BY PERSON      EACH CLASS OF     TOTAL AMOUNT   FOR WHICH     OF ISSUER                   REDEMPTION PROVISION,
       FOR WHICH             SECURITIES     GUARANTEED AND  STATEMENT   OF SECURITIES    NATURE OF        OR PAYMENT OF
  STATEMENT IS FILED         GUARANTEED      OUTSTANDING     IS FILED    GUARANTEED      GUARANTEE          DIVIDENDS
 --------------------    -----------------  -------------- ------------ -------------    ---------    ---------------------
Kilsby-Roberts           Lease obligations/    $14,553         None         None      Lease payments/         None
 Company                 Industrial Revenue                                           Principal &
                         Bonds                                                        Interest
Equibank N.A. (Trustee)  Pollution Control     $28,670         None         None      Principal &             None
 St. Joe Minerals Corp.  Bonds Series 1972                                            Interest
                         and 1977
Hartlepet                Construction          $29,012         None         None      Principal &             None
 Investments Limited     Contract Loan                                                Interest

SPB Limited Partnership  Construction          $40,245         None         None      Principal &             None
                         Contract Loan                                                Interest
DSF Corporation          Construction          $9,295          None         None      Principal &             None
                         Contract Loan                                                Interest
Various                  Lease obligations/    $4,526          None         None      Lease payments/         None
 customers               Notes and                                                    Principal &
 and employees           Mortgages                                                    Interest

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                              DESCRIPTION
 -------                            -----------
 3.1     Restated Certificate of Incorporation of Fluor Corporation
         [filed as Exhibit 3.1 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1987 and incorporated herein by reference]
 3.2     Restated Bylaws (as amended effective September 13, 1993) of
         Fluor Corporation
 4.1     Indenture dated July 1, 1986 between Fluor Corporation and
         Irving Trust Company, trustee [filed as Exhibit 4 to
         Registration No. 33-6960 for the issuance of up to $250 million of debt securities and incorporated herein by reference]
 4.2     Fluor Corporation Dividend Reinvestment Plan (effective as of
         January 1, 1994)

                     EXECUTIVE COMPENSATION PLANS/PROGRAMS

 10.1    Fluor Corporation and Subsidiaries Executive Incentive
         Compensation Plan (as amended through September 15, 1988) [filed as Exhibit 10.1 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference]
 10.2    Fluor Corporation and Subsidiaries Executive Deferred
         Compensation Program (as amended through November 15, 1982)
         [filed as Exhibit 10.2 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1982 and incorporated herein by reference]
 10.3    Fluor Corporation and Subsidiaries Executive Deferred Salary
         Program (as amended through July 8, 1986) [filed as Exhibit 10.3 to Fluor's annual report on Form 10-K for the fiscal year ended
         October 31, 1986 and incorporated herein by reference]
 10.4 Fluor Corporation Deferred Directors' Fees Program (as amended through November 15, 1983) [filed as Exhibit 10.3 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1983 and incorporated herein by reference]
 10.5 1977 Fluor Executive Stock Plan (as amended by Amendment No. 4 effective December 9, 1986) [filed as Exhibit 10.6 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1986 and incorporated herein by reference]
 10.6 1981 Fluor Executive Stock Plan (as amended by Amendment No. 3 effective December 9, 1986) [filed as Exhibit 10.9 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1986 and incorporated herein by reference]
 10.7    1982 Fluor Executive Stock Option Plan (as amended by Amendment
         No. 2 effective December 9, 1986) [filed as Exhibit 10.10 to
         Fluor's annual report on Form 10-K for the fiscal year ended
         October 31, 1986 and incorporated herein by reference]
 10.8    Fluor Executives' Health Plan Summary [filed as Exhibit 10.11 to
         Fluor's annual report on Form 10-K for the fiscal year ended
         October 31, 1985 and incorporated herein by reference]
 10.9    Directors' Life Insurance Summary [filed as Exhibit 10(i) to
         Fluor's annual report on Form 10-K for the fiscal year ended
         October 31, 1980 and incorporated herein by reference]
 10.10   Executive Tax Services Plan (as amended and effective as of
         November 1, 1993)
 10.11 Executive Personal Financial Counseling Plan (as amended and effective as of November 1, 1993)
 10.12   Company Automobile Policy Summary [filed as Exhibit 10.15 to
         Fluor's annual report on Form 10-K for the fiscal year ended
         October 31, 1989 and incorporated herein by reference]
 10.13 Fluor Excess Benefit Plan (as amended by Second Amendment effective December 9, 1986) [filed as Exhibit 10.16 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1986 and incorporated herein by reference]

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
 10.14   Fluor Executives' Supplemental Benefit Plan (as amended by First
         Amendment effective November 15, 1983) [filed as Exhibit 10.16 to
         Fluor's annual report on Form 10-K for the fiscal year ended October
         31, 1983 and incorporated herein by reference]
 10.15   1988 Fluor Executive Stock Plan (as amended and restated effective
         March 9, 1993)
 10.16   Fluor Corporation Change of Control Compensation Plan (as amended and restated by Second Amendment effective October 1, 1989) [filed as
         Exhibit 10.19 to Fluor's annual report on
         Form 10-K for the fiscal year ended October 31, 1989 and incorporated herein by reference]
 10.17   Fluor Special Executive Incentive Plan (effective as of April 27,
         1987) [filed as Exhibit 10.27 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1987 and incorporated herein by reference]
 10.18   Retirement Plan for Outside Directors (effective as of May 1, 1992)
         [filed as Exhibit 10.18 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference]

                                OTHER CONTRACTS

 10.19   Concourse Lease dated as of July 26, 1985 between Fluor Corporation and Fluor Engineers, Inc.
         (an entity now having the corporate name of Fluor Daniel, Inc.) with respect to a portion of the International Headquarters facility located in Irvine, California, formerly owned by Fluor (the "Irvine facility"); Schedule of substantially identical Building Pod Lease and
         Corporate Tower Lease; and Assignment of Master Leases dated July 26,
         1985, assigning Fluor's lessor interest to Crow Winthrop Operating
         Partnership ("CWOP") [filed as Exhibit 10.21 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1985 and incorporated herein by reference]
 10.20   Amendment to Master Leases by and between CWOP, Fluor Daniel, Inc. and
         Fluor Corporation dated as of November 1, 1989 with respect to the
         Irvine facility [filed as Exhibit 10.19 to Fluor's annual report on
         Form 10-K for the fiscal year ended October 31, 1991 and incorporated here in by reference]
 13      1993 Annual Report to stockholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this report, Fluor's 1993 Annual Report to stockholders is not deemed to be filed as part of this report)
 21      Fluor Corporation Subsidiaries
 23      Consent of Independent Auditors -- Ernst & Young
 24.1    Manually signed Power of Attorney executed by certain Fluor directors and officers
 24.2    Manually signed Powers of Attorney executed by certain Fluor directors