Form 10-Q
period 1994-01-31
FLUOR CORP/DE/
filed 1994-03-17
CIK 37748

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                             FORM 10-Q

     (Mark One)

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended January 31, 1994

                                OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
     For the transition period from           to

                       Commission File No. 1-7775


                           FLUOR CORPORATION
          (Exact name of registrant as specified in its charter)


                Delaware                          95-0740960
     (State or other jurisdiction of       (I.R.S Employer I.D. No.)
     incorporation or organization)


                 3333 Michelson Drive, Irvine, CA 92730
                (Address of principal executive offices)



     Registrant's telephone number including area code: (714)975-2000



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                       Yes ( X )         No  (   )

     As of February 28, 1994 there were 82,186,958 shares of common stock outstanding.





                          FLUOR CORPORATION

                              FORM 10-Q

                            January 31, 1994

                          TABLE OF CONTENTS



                                                             PAGE
     Part I:     Financial Information

       Condensed Consolidated Statement of Earnings for
        the Three Months Ended January 31, 1994 and 1993..    2

       Condensed Consolidated Balance Sheet at January 31,
        1994 and October 31, 1993.........................    3

       Condensed Consolidated Statement of Cash Flows for
        the Three Months Ended January 31, 1994 and 1993..    5

       Notes to Condensed Consolidated Financial
        Statements........................................    6

       Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............    8

       Condensed Consolidated Changes in Backlog..........    11


     Part II:    Other Information........................    12


     Signatures...........................................    14



















                     Part I:  Financial Information

                         FLUOR CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                Three Months Ended January 31, 1994 and 1993
                 (In Thousands Except Per Share Amounts)
                                UNAUDITED

                                                1994         1993

     REVENUES.............................. $2,057,665   $1,806,939

     COSTS AND EXPENSES
       Cost of revenues....................  1,976,626    1,740,868
       Corporate administrative and
        general expenses...................     10,680        9,680
       Interest expense....................      4,230        4,603
       Interest income.....................     (4,869)      (5,093)
     Total Costs and Expenses..............  1,986,667    1,750,058

     EARNINGS FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES.................     70,998       56,881

     INCOME TAX EXPENSE....................     27,000       21,200

     NET EARNINGS.......................... $   43,998   $   35,681

     NET EARNINGS PER SHARE................ $     0.53   $     0.43

     DIVIDENDS PER COMMON SHARE............ $     0.13   $     0.12

     SHARES USED TO CALCULATE EARNINGS PER
       SHARE...............................     82,415       82,210



     See Accompanying Notes.
















                                   -2-
                         FLUOR CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET
                   January 31, 1994 and October 31, 1993
                         (Dollars in Thousands)

                                 ASSETS


                                             January 31,  October 31,
                                                1994        1993 *
                                             (Unaudited)
     Current Assets
       Cash and cash equivalents........... $  258,994   $  214,844
       Marketable securities...............     87,635       97,335
       Accounts and notes receivable.......    346,164      392,577
       Contract work in progress...........    308,350      306,251
       Net assets of discontinued
        operations.........................    175,960      172,822
       Deferred taxes......................     74,331       76,364
       Inventories and other current assets     61,563       48,831
        Total Current Assets...............  1,312,997    1,309,024


     Property, plant and equipment (net
       of accumulated depreciation,
       depletion and amortization of
       $466,389 and $441,676, respectively)  1,135,065    1,100,909
     Investments and goodwill, net.........     61,110       52,383
     Other.................................    130,648      126,568
                                            $2,639,820   $2,588,884








     (Continued On Next Page)










     * Amounts at October 31, 1993 have been derived from audited financial statements.


                                  -3-
                         FLUOR CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET
                   January 31, 1994 and October 31, 1993
                         (Dollars in Thousands)

                    LIABILITIES AND SHAREHOLDERS' EQUITY


                                             January 31,  October 31,
                                                1994        1993 *
                                             (Unaudited)
     Current Liabilities
       Accounts and notes payable.......... $  271,424   $  289,721
       Note payable to affiliate...........     13,650       30,000
       Commercial paper....................     29,983       30,053
       Advance billings on contracts.......    230,351      194,695
       Accrued salaries, wages and
        benefit plans......................    164,261      194,270
       Other accrued liabilities...........    221,017      190,447
       Current portion of long-term debt...      2,099        1,687
        Total Current Liabilities..........    932,785      930,873

     Long-term debt due after one year.....     59,226       59,637
     Deferred taxes........................     51,514       51,642
     Other noncurrent liabilities..........    517,382      502,610
     Commitments and contingencies
     Shareholders' Equity
       Capital stock
        Preferred - authorized 20,000,000
          shares without par value, none
          issued
        Common - authorized 150,000,000
          shares of $0.625 par value;
          issued and outstanding -
          82,144,429 shares and 82,093,207
          shares, respectively.............     51,340       51,308
       Additional capital..................    479,636      478,204
       Retained earnings (since October 31,
        1987)..............................    568,004      534,678
       Unamortized executive stock plan
        expense............................    (15,941)     (16,828)
       Cumulative translation adjustments..     (4,126)      (3,240)
        Total Shareholders' Equity.........  1,078,913    1,044,122
                                            $2,639,820   $2,588,884



     See Accompanying Notes.

     * Amounts at October 31, 1993 have been derived from audited financial statements.


                                  -4-
                         FLUOR CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                Three Months Ended January 31, 1994 and 1993
                         (Dollars in Thousands)
                                UNAUDITED

                                                1994         1993
     CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings.......................... $   43,998   $   35,681
     Adjustments to reconcile net earnings
       to cash provided (utilized) by
       operating activities:
        Depreciation, depletion and
          amortization.....................     27,134       28,501
        Increase in net assets of
          discontinued operations..........     (3,138)     (17,132)
        Deferred taxes.....................        906       (8,746)
        Change in operating assets and
          liabilities......................     50,353      (62,999)
        Other, net.........................      2,236        8,473

     Cash provided (utilized) by operating
       activities..........................    121,489      (16,222)

     CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures................    (64,644)     (35,212)
       Proceeds from sale of property,
        plant and equipment................      2,766        5,318
       Sale of marketable securities.......      9,700       18,039
       Other, net..........................        647        2,642

     Cash utilized by investing activities.    (51,531)      (9,213)

     CASH FLOWS FROM FINANCING ACTIVITIES
       Payments on note payable to
        affiliate..........................    (16,350)          --
       Cash dividends paid.................    (10,672)      (9,825)
       Payments on long-term debt..........        (72)     (16,121)
       Stock options exercised............       1,852        6,063
       Other, net..........................       (566)      (8,459)

     Cash utilized by financing activities.    (25,808)     (28,342)

     Increase (decrease) in cash and
       cash equivalents....................     44,150      (53,777)
     Cash and cash equivalents at
       beginning of period.................    214,844      195,346

     Cash and cash equivalents at end of
       period.............................. $  258,994   $  141,569

     See Accompanying Notes.

                                  -5-
                          FLUOR CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                UNAUDITED

     (1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the company's October 31, 1993 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended January 31, 1994 are not necessarily indicative of results that can be expected for the full year.

          The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at January 31, 1994 and the consolidated results of operations and cash flows for the three months ended January 31, 1994 and 1993.


     (2) Earnings per share is based on the weighted average number of common and, when appropriate, common equivalent shares outstanding in each period. Common equivalent shares are included when the effect of the potential exercise of stock options is dilutive.


     (3)  Inventories comprise the following:

                                             January 31,  October 31,
                                                1994         1993
                                              (Dollars in Thousands)

          Coal...........................   $   16,008   $   15,375
          Supplies and other.............       18,698       17,459
                                            $   34,706   $   32,834


     (4) Cash paid for interest was $3.0 million and $5.3 million for the three month periods ended January 31, 1994 and 1993, respectively. Income tax payments, net of refunds, were $7.0 million and $17.3 million in the three month periods ended January 31, 1994 and 1993, respectively.



                                  -6-
     (5) The Internal Revenue Service is currently examining the company's income tax returns for years 1987 through 1989. Management does not expect the resolution of any tax issues raised by the IRS for these years to have a material adverse effect on the company's consolidated financial position or results of operations.


     (6) In November 1992, the company announced its decision to exit its Lead business. As of October 31, 1992, the Lead business was classified as a discontinued operation and adjusted to estimated net realizable value. The company believes that its reserves for loss on disposal are adequate at January 31, 1994 in relation to its consolidated financial statements taken as a whole. During 1993 and the first quarter of 1994, the company made substantial progress toward the disposition of its Lead business. While the outcome of such disposition cannot be determined with certainty at this time, management's intent to dispose of the Lead business remains unaltered and management believes that a disposal will be accomplished during fiscal 1994.


     (7) In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). The statement requires accrual of the estimated cost of benefits provided by the employer to former or inactive employees after employment but before retirement. Adoption of SFAS No. 112 is not required by the company until fiscal year 1995. Although the precise method and impact of implementation is not known at this time, management believes the effect, based on the company's current benefit programs, will not be material.

















                                  -7-
                          FLUOR CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes.


     RESULTS OF OPERATIONS

     Revenues for the three month period ended January 31, 1994, increased to $2.1 billion from $1.8 billion for the same period in 1993. Net earnings for the three month period ended January 31, 1994 were $44.0 million compared with $35.7 million for the same period of 1993.


     ENGINEERING AND CONSTRUCTION

     Revenues for the Engineering and Construction segment increased 14 percent for the three month period ended January 31, 1994 compared with the same period in 1993, primarily due to an increase in the level of work performed. Engineering and Construction operating profit increased in the first quarter of 1994 compared with the first quarter of 1993 due to the increased volume of work performed, as well as a slight improvement in margins. The company experienced an increase in new awards of 13 percent to $2.3 billion for the three months ended January 31, 1994 compared with $2.1 billion for the three months ended January 31, 1993. New awards within the Hydrocarbon sector represented approximately 65 percent of total new awards for the first quarter of 1994. Over 70 percent of first quarter 1994 new awards consisted of international work, with the majority located in the European and Asia Pacific regions. This reflects new work within certain international markets, particularly within the Hydrocarbon sector, together with relatively modest domestic business opportunities. Backlog at both January 31, 1994 and October
     31, 1993 was $14.8 billion, down slightly from $14.9 billion at January 31, 1993.

     The following table sets forth backlog for each of the company's business sectors:







                                  -8-
                                January 31,  October 31,  January 31,
     ($ in millions)               1994         1993         1993
     Hydrocarbon               $    6,861   $    6,198   $    4,666

     Government                     2,364        2,520        2,859

     Process                        2,333        2,441        3,294

     Industrial                     2,479        2,706        3,041

     Power                            778          889        1,076

     Total                     $   14,815   $   14,754   $   14,936

     The ratio of international to total backlog was 43 percent at January 31, 1994.


     COAL

     Revenues for the Coal segment increased 9 percent for the three month period ended January 31, 1994 compared with the same period in 1993. This increase is due to a 20 percent increase in the sales volume of produced coal more than offsetting a decline in the sales volume of brokered coal. The sales price and cost per ton for both produced and brokered coal in the first quarter of 1994 was essentially unchanged compared with the same period of 1993. Gross margin increased due to a higher percentage of produced coal, which has a higher margin than brokered coal. Operating profit for the three months ended January 31, 1994 increased 23 percent compared with the three months ended January 31, 1993 primarily due to increased gross margin.


     OTHER

     Corporate administrative and general expenses increased $1.0 million for the three months ended January 31, 1994, compared with the same period of 1993 due primarily to higher stock price driven compensation plan expense.

     Net interest income for the three months ended January 31, 1994 was essentially level with the same period of 1993 due to the decline in interest expense offsetting a similar decline in interest income.

     The effective income tax rate for the three month period ended January 31, 1994 was essentially unchanged compared with the same period of 1993.



                                  -9-
     In November 1992, the Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No.
     112). The statement requires accrual of the estimated cost of benefits provided by the employer to former or inactive employees after employment but before retirement. Adoption of SFAS No. 112 is not required by the company until fiscal year 1995. Although the precise method and impact of implementation is not known at this time, management believes the effect, based on the company's current benefit programs, will not be material.


     DISCONTINUED OPERATIONS

     In November 1992, the company announced its decision to exit its Lead business. As of October 31, 1992 the Lead business was classified as a discontinued operation and adjusted to estimated net realizable value. The company believes that its reserves for loss on disposal are adequate at January 31, 1994 in relation to its consolidated financial statements taken as a whole. During 1993 and the first quarter of 1994, the company made substantial progress toward the disposition of its Lead business. While the outcome of such disposition cannot be determined with certainty at this time, management's intent to dispose of the Lead business remains unaltered and management believes that a disposal will be accomplished during fiscal 1994.


     FINANCIAL POSITION AND LIQUIDITY

     The company expects to have adequate resources available from cash and short-term investments currently on hand, plus available revolving credit facilities, capital market sources, and its commercial paper program to provide for its financing needs for the foreseeable future.

     For the three months ended January 31, 1994, capital expenditures were $64.6 million including $53.3 million related to on-going coal mine development. Dividends paid in the three months ended January 31, 1994 were $10.7 million ($.13 per share) compared with $9.8 million ($.12 per share) for the same period of 1993.

     The long-term debt to total capital ratio decreased slightly to
     5.2 percent at January 31, 1994, compared with 5.4 percent at October 31, 1993, due to the increase in shareholders' equity from earnings net of dividends.




                                  -10-
                         FLUOR CORPORATION
              CONDENSED CONSOLIDATED CHANGES IN BACKLOG
                          (Dollars in Millions)

                                UNAUDITED


     For the Three Months Ended January 31,     1994         1993

     Backlog - beginning of period.......   $ 14,753.5   $ 14,706.0
     New awards..........................      2,334.2      2,056.6
     Adjustments and cancellations, net..       (407.3)      (194.8)
     Work performed......................     (1,865.5)    (1,632.3)

     Backlog - end of period.............   $ 14,814.9   $ 14,935.5






































                                  -11-
                          FLUOR CORPORATION

                     PART II - Other Information


     Item 4.  Submission of Matters to a Vote of Security Holders.

             (a) Date of meeting.  The annual meeting of stockholders
                 of Fluor Corporation was held on March 8, 1994 at the Hyatt Hotel, 17900 Jamboree Boulevard,
                 Irvine, California.

             (b) Election of Directors.

                 Directors elected -

                 David P. Gardner

                 65,064,590    FOR
                    665,914    VOTED TO WITHHOLD AUTHORITY

                 Gerald M. Glenn

                 65,099,700    FOR
                    630,804    VOTED TO WITHHOLD AUTHORITY

                 William R. Grant

                 65,030,974    FOR
                    699,530    VOTED TO WITHHOLD AUTHORITY

                 Vincent L. Kontny

                 65,107,330    FOR
                    623,174    VOTED TO WITHHOLD AUTHORITY

                 Vilma S. Martinez

                 65,043,353    FOR
                    687,151    VOTED TO WITHHOLD AUTHORITY

                 Other directors continuing in office -

                 Hugh K. Coble
                 Peter J. Fluor
                 Bobby R. Inman
                 Robert V. Lindsay
                 Leslie G. McCraw
                 Buck Mickel
                 Dr. Martha R. Seger
                 David S. Tappan, Jr.


                                  -12-
             (c) Matters voted upon

                 Ratification of the appointment of Ernst & Young as auditors for 1994:

                  65,107,330   FOR
                     101,602   AGAINST
                     521,572   ABSTAIN
                       -0-     BROKER NON-VOTE

                 Approval of amendments to 1988 Executive Stock Plan and executive compensation performance goals:

                  57,071,151   FOR
                   7,173,322   AGAINST
                   1,385,475   ABSTAIN
                     100,556   BROKER NON-VOTE

                 Stockholder proposal regarding a senior executive and director compensation ceiling:

                   4,218,092   FOR
                  44,358,447   AGAINST
                   3,926,305   ABSTAIN
                  13,227,660   BROKER NON-VOTE

             (d) Terms of settlement between registrant and any other
                 participant.  None.


     Item 6. Exhibits and Reports on Form 8-K.

             (a) Exhibits.  None.

             (b) Reports on Form 8-K.  None.


















                                  -13-

                             SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          FLUOR CORPORATION
                             (Registrant)




     Date: March 16, 1994     /s/ P.J. Trimble
                                P.J. Trimble, Senior Vice President -
                                Law and Secretary





                                /s/ J. Michal Conaway
                                J.  Michal Conaway, Vice President -
                                Finance
























                                  -14-