Form 10-Q
period 1994-04-30
FLUOR CORP/DE/
filed 1994-06-14
CIK 37748

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                             FORM 10-Q

     (Mark One)

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 30, 1994

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

                       Yes ( X )         No  (   )

     As of May 31, 1994 there were 82,468,524 shares of common stock outstanding.





                          FLUOR CORPORATION

                              FORM 10-Q

                            April 30, 1994

                          TABLE OF CONTENTS



                                                             PAGE
     Part I:     Financial Information

       Condensed Consolidated Statement of Earnings for
        the Three Months Ended April 30, 1994 and 1993....    2

       Condensed Consolidated Statement of Earnings for
        the Six Months Ended April 30, 1994 and 1993......    3

       Condensed Consolidated Balance Sheet at April 30,
        1994 and October 31, 1993.........................    4

       Condensed Consolidated Statement of Cash Flows for
        the Six Months Ended April 30, 1994 and 1993......    6

       Notes to Condensed Consolidated Financial
        Statements........................................    7

       Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............    10

       Condensed Consolidated Changes in Backlog..........    14


     Part II:    Other Information........................    15


     Signatures...........................................    16
















                     Part I:  Financial Information

                         FLUOR CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                Three Months Ended April 30, 1994 and 1993
                 (In Thousands Except Per Share Amounts)
                                UNAUDITED

                                                1994         1993

     REVENUES.............................. $2,079,593   $2,006,054

     COSTS AND EXPENSES
       Cost of revenues....................  1,991,323    1,947,647
       Corporate administrative and
        general expenses...................     13,332       11,576
       Interest expense....................      4,409        5,179
       Interest income.....................     (4,610)      (4,901)
     Total Costs and Expenses..............  2,004,454    1,959,501

     EARNINGS BEFORE INCOME TAXES..........     75,139       46,553

     INCOME TAX EXPENSE....................     27,400        4,600

     NET EARNINGS.......................... $   47,739   $   41,953

     NET EARNINGS PER SHARE................ $     0.58   $     0.51

     DIVIDENDS PER COMMON SHARE............ $     0.13   $     0.12

     SHARES USED TO CALCULATE EARNINGS PER
       SHARE...............................     82,815       82,292









     See Accompanying Notes.











                                   -2-
                         FLUOR CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                Six Months Ended April 30, 1994 and 1993
                 (In Thousands Except Per Share Amounts)
                                UNAUDITED

                                                1994         1993

     REVENUES.............................. $4,137,258   $3,812,993

     COSTS AND EXPENSES
       Cost of revenues....................  3,967,949    3,688,515
       Corporate administrative and
        general expenses...................     24,012       21,256
       Interest expense....................      8,639        9,782
       Interest income.....................     (9,479)      (9,994)
     Total Costs and Expenses..............  3,991,121    3,709,559

     EARNINGS BEFORE INCOME TAXES..........    146,137      103,434

     INCOME TAX EXPENSE....................     54,400       25,800

     NET EARNINGS.......................... $   91,737   $   77,634

     NET EARNINGS PER SHARE................ $     1.11   $     0.94

     DIVIDENDS PER COMMON SHARE............ $     0.26   $     0.24

     SHARES USED TO CALCULATE EARNINGS
       PER SHARE...........................     82,615       82,251











     See Accompanying Notes.











                                   -3-
                         FLUOR CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET
                   April 30, 1994 and October 31, 1993
                         (Dollars in Thousands)

                                 ASSETS


                                             April 30,    October 31,
                                                1994        1993 *
                                             (Unaudited)
     Current Assets
       Cash and cash equivalents........... $  391,052   $  214,844
       Marketable securities...............    110,924       97,335
       Accounts and notes receivable.......    380,913      392,577
       Contract work in progress...........    291,903      306,251
       Net assets of discontinued
        operations.........................         --      172,822
       Deferred taxes......................     52,110       76,364
       Inventory and other current assets..     63,371       48,831
        Total Current Assets...............  1,290,273    1,309,024


     Property, plant and equipment (net
       of accumulated depreciation,
       depletion and amortization of
       $474,186 and $441,676, respectively)  1,145,699    1,100,909
     Investments and goodwill, net.........     53,674       52,383
     Other.................................    200,717      126,568
                                            $2,690,363   $2,588,884








     (Continued On Next Page)










     * Amounts at October 31, 1993 have been derived from audited financial statements.


                                  -4-
                         FLUOR CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET
                   April 30, 1994 and October 31, 1993
                         (Dollars in Thousands)

                    LIABILITIES AND SHAREHOLDERS' EQUITY


                                             April 30,    October 31,
                                                1994        1993 *
                                             (Unaudited)
     Current Liabilities
       Accounts and notes payable.......... $  292,346   $  289,721
       Note payable to affiliate...........     30,650       30,000
       Commercial paper....................     14,961       30,053
       Advance billings on contracts.......    236,467      194,695
       Accrued salaries, wages and
        benefit plans......................    205,117      194,270
       Other accrued liabilities...........    192,691      190,447
       Current portion of long-term debt...      2,335        1,687
        Total Current Liabilities..........    974,567      930,873

     Long-term debt due after one year.....     58,673       59,637
     Deferred taxes........................     48,893       51,642
     Other noncurrent liabilities..........    482,612      502,610
     Commitments and contingencies
     Shareholders' Equity
       Capital stock
        Preferred - authorized 20,000,000
          shares without par value; none
          issued
        Common - authorized 150,000,000
          shares of $0.625 par value;
          issued and outstanding -
          82,413,758 shares and 82,093,207
          shares, respectively.............     51,509       51,308
       Additional capital..................    487,125      478,204
       Retained earnings (since October 31,
        1987)..............................    605,034      534,678
       Unamortized executive stock plan
        expense............................    (13,976)     (16,828)
       Cumulative translation adjustments..     (4,074)      (3,240)
        Total Shareholders' Equity.........  1,125,618    1,044,122
                                            $2,690,363   $2,588,884


     See Accompanying Notes.

     * Amounts at October 31, 1993 have been derived from audited financial statements.



                                  -5-
                         FLUOR CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                Six Months Ended April 30, 1994 and 1993
                         (Dollars in Thousands)
                                UNAUDITED

                                                1994         1993
     CASH FLOWS FROM OPERATING ACTIVITIES
       Net earnings........................ $   91,737   $   77,634
       Adjustments to reconcile net
        earnings to cash provided by
        operating activities:
          Depreciation, depletion and
            amortization...................     55,656       57,481
          Discontinued operations..........         --      (27,410)
          Deferred taxes...................     (5,393)     (31,501)
          Change in operating assets and
            liabilities....................     99,511      (97,179)
          Other, net.......................     20,639       35,303

     Cash provided by operating activities.    262,150       14,328

     CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures................   (108,072)     (93,759)
       Sale (purchase) of marketable
        securities.........................    (13,589)      42,358
       Initial cash proceeds from sale of
        discontinued operations, excluding
        tax benefits.......................     51,869           --
       Proceeds from sale of property,
        plant and equipment................      7,952        6,805
       Other, net..........................      3,284       (3,066)

     Cash utilized by investing activities.    (58,556)     (47,662)

     CASH FLOWS FROM FINANCING ACTIVITIES
       Stock options exercised.............     10,653        6,884
       Cash dividends paid.................    (21,381)     (19,656)
       Payments on short-term borrowings...    (15,092)          --
       Payments on long-term debt..........       (490)     (16,132)
       Other, net..........................     (1,076)        (363)

     Cash utilized by financing activities.    (27,386)     (29,267)

     Increase (decrease) in cash and cash
       equivalents.........................    176,208      (62,601)
     Cash and cash equivalents at
       beginning of period.................    214,844      195,346

     Cash and cash equivalents at end of
       period.............................. $  391,052   $  132,745

     See Accompanying Notes.

                                  -6-
                          FLUOR CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                UNAUDITED

     (1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the company's October 31, 1993 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended April 30, 1994 are not necessarily indicative of results that can be expected for the full year.

          The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at April 30, 1994 and the consolidated results of operations for the three and six months ended April 30, 1994 and 1993 and cash flows for the six months ended April 30, 1994 and 1993.

     (2) Earnings per share is based on the weighted average number of common and, when appropriate, common equivalent shares outstanding in each period. Common equivalent shares are included when the effect of the potential exercise of stock options is dilutive.

     (3)  Inventories comprise the following:

                                             April 30,    October 31,
                                                1994         1993
                                                  ($ in thousands)

          Coal...........................  $   13,285   $   15,375
          Supplies and other.............      22,005       17,459
                                           $   35,290   $   32,834

     (4) Cash paid for interest was $6.2 million and $10.3 million for the six month periods ended April 30, 1994 and 1993, respectively. Income tax payments, net of refunds, were $30.8 million and $52.3 million in the six month periods ended April 30, 1994 and 1993, respectively.





                                  -7-
     (5) Net earnings for the three and six months ended April 30, 1993 included $12.6 million related to the favorable completion of a federal income tax audit for the tax years 1984 through 1986. As a result of the conclusion of that audit, $12.6 million in income tax liabilities were no longer deemed necessary and were reversed.

     (6) In November 1992, the company announced its decision to exit its Lead business. As a consequence, the company's Lead business segment was classified as a discontinued operation as of October 31, 1992 and adjusted to net realizable value. On April 7, 1994 the company completed the sale of its Lead business to an affiliate of a private investment company based in New York for consideration consisting of both cash and deferred payments. The aggregate of the amounts realized from the sale and operating results from November 1992 until the date of the sale were within previously established estimates used to determine discontinued operations reserves. As a consequence, the closing of the sale had no impact on the company's earnings beyond what was originally recognized in fiscal 1992.

     (7) During the second quarter of 1993, A.T. Massey, the company's coal investment, recorded an after-tax charge to earnings of $9.2 million to provide for the settlement of disputed obligations with the pension funds of the United Mine Workers of America/Bituminous Coal Operators of America.

     (8) In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). The statement requires accrual of the estimated cost of benefits provided by the employer to former or inactive employees after employment but before retirement. Adoption of SFAS No. 112 is not required by the company until fiscal 1995. Although the precise method and impact of implementation is not known at this time, management believes the effect, based on the company's current benefit programs, will not be material.

          In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair
          values  and  for  all   investments  in  debt  securities.
          Adoption of SFAS No. 115 is not required by the company



                                  -8-
          until fiscal 1995. Based on the nature and composition of the company's current investment portfolios, management believes the impact of implementation will not be material.















































                                  -9-
                          FLUOR CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes.

     RESULTS OF OPERATIONS

     Revenues increased 4 percent and 9 percent, respectively, for the three and six month periods ended April 30, 1994, compared with the same periods of 1993. Net earnings for the three and six months ended April 30, 1994 were $47.7 million and $91.7 million, respectively, compared with net earnings of $42.0 million and $77.6 million, respectively, for the same periods of 1993. Net earnings for the three and six months ended April 30, 1993 included an after-tax charge of $9.2 million established by A.T. Massey, the company's coal investment, related to settlement of disputed obligations with the pension funds of the United Mine Workers of America/Bituminous Coal Operators of America. Also included in 1993 net earnings was $12.6 million related to the favorable conclusion in the second quarter of 1993 of a federal income tax audit for the tax years 1984 through 1986. Excluding these two nonrecurring items, net earnings for both the three and six months ended April 30, 1994 increased 24 percent compared with the same periods of 1993.

     ENGINEERING AND CONSTRUCTION

     Revenues for the Engineering and Construction segment increased 2 percent and 8 percent, respectively, for the three and six month periods ended April 30, 1994 compared with the same periods of 1993, primarily due to an increase in work performed. Engineering and Construction operating profits increased 20 percent and 19 percent, for the three and six month periods ended April 30, 1994, respectively, compared with the same periods of 1993 due primarily to increased margins, as well as the increased volume of work performed. New awards for the three and six months ended April 30, 1994 were essentially level with new awards for the same periods of 1993. New awards within the Hydrocarbon sector represented approximately 48 percent and 59 percent of total new awards for the first six months of 1994 and 1993, respectively. Over 60 percent of new awards for the first six months of 1994 were from the European, Asia Pacific and Latin America regions.




                                  -10-
     The following table sets forth backlog for each of the company's business sectors:

                                April 30,    October 31,  April 30,
           ($ in millions)         1994         1993         1993

           Hydrocarbon         $    7,088   $    6,198   $    5,475

           Government               2,117        2,520        2,715

           Process                  1,847        2,441        3,247

           Industrial               2,870        2,706        2,898

           Power                      928          889        1,006

           Total               $   14,850   $   14,754   $   15,341

     The ratio of international to total backlog was 45 percent, 39 percent, and 37 percent at April 30, 1994, October 31, 1993, and April 30, 1993, respectively.

     COAL

     Revenues for the Coal segment increased 24 percent and 16 percent, respectively, for the three and six month periods ended April 30, 1994 compared with the same periods of 1993, primarily due to increased sales volume of produced coal. Gross margin also increased in the three and six month periods of 1994 compared with 1993 primarily due to increased sales volume of produced coal primarily offset by increased costs including start-up at certain new mines. During the second quarter of 1993, a nonrecurring charge was recorded to provide for settlement of disputed obligations with the pension funds of the United Mine Workers of America/Bituminous Coal Operators of America. Excluding the nonrecurring charge, operating profit increased 13 percent and 18 percent, respectively, for the three and six month periods of 1994 compared with the same periods of 1993.

     OTHER

     Corporate administrative and general expenses increased approximately $1.8 million and $2.8 million, respectively, for the three and six months ended April 30, 1994 compared with the same periods in 1993 primarily due to higher stock price driven compensation plan expense partially offset by lower corporate overhead costs.





                                  -11-
     Net interest income for the three and six month periods ended April 30, 1994 increased compared with the same periods of 1993 due to a decrease in total interest expense more than offsetting a decrease in total interest income. This was due primarily to the pay down of certain interest bearing debt together with a decline in the effective interest rates on interest bearing liabilities.

     Net earnings for the three and six months ended April 30, 1993 benefited from the reversal of $12.6 million of income tax liabilities. That reversal was made in connection with the completion of a Federal income tax audit in the second quarter of 1993 for the years 1984 through 1986. The reduction in liabilities did not affect the company's cash flow. The effective tax rate for the six month period ended April 30, 1994 was essentially unchanged compared with the same period of 1993, after excluding the favorable tax adjustment.

     In November 1992, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). The statement requires accrual of the estimated cost of benefits provided by the employer to former or inactive employees after employment but before retirement. Adoption of SFAS No. 112 is not required by the company until fiscal 1995. Although the precise method and impact of implementation is not known at this time, management believes the effect, based on the company's current benefit programs, will not be material.

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Adoption of SFAS No. 115 is not required by the company until fiscal 1995. Based on the nature and composition of the company's current investment portfolios, management believes the impact of implementation will not be material.

     FINANCIAL POSITION AND LIQUIDITY

     The company expects to have adequate resources available from cash and short-term investments currently on hand, plus available revolving credit facilities, capital market sources, and its commercial paper program to provide for its financing needs in the foreseeable future.





                                  -12-
     On April 7, 1994 the company completed the sale of its Lead business to an affiliate of a private investment company based in New York for consideration consisting of both cash and deferred payments.

     For the six months ended April 30, 1994, capital expenditures were $108.1 million including $77.1 million related primarily to mine development. Dividends paid in the six months ended April 30, 1994 were $21.4 million ($.26 per share) compared with $19.7 million ($.24 per share) for the same period of 1993.

     The long-term debt to total capital ratio decreased to 5.0 percent at April 30, 1994 compared with 5.4 percent at October 31, 1993, due primarily to the increase in shareholders' equity from net earnings, net of dividends.






































                                  -13-
                         FLUOR CORPORATION
              CONDENSED CONSOLIDATED CHANGES IN BACKLOG
                          (Dollars in Millions)

                                UNAUDITED


     For the Three Months Ended April 30,       1994         1993

     Backlog - beginning of period.......   $ 14,814.9   $ 14,935.5
     New awards..........................      2,172.3      2,296.7
     Adjustments and cancellations, net..       (277.6)       (60.3)
     Work performed......................     (1,859.5)    (1,831.3)

     Backlog - end of period.............   $ 14,850.1   $ 15,340.6



     For the Six Months Ended April 30,         1994         1993

     Backlog - beginning of period.......   $ 14,753.5   $ 14,706.0
     New awards..........................      4,506.5      4,353.3
     Adjustments and cancellations, net..       (684.9)      (255.2)
     Work performed......................     (3,725.0)    (3,463.5)

     Backlog - end of period.............   $ 14,850.1   $ 15,340.6



























                                  -14-
                          FLUOR CORPORATION

                     PART II - Other Information


     Item 6.    Exhibits and Reports on Form 8-K.

                (a)    Exhibits.

                       10.15   1988 Fluor Executive Stock Plan (as
                               amended and restated effective
                               October 1, 1993)

                       10.17   Fluor Special Executive Incentive
                               Plan (as amended and restated
                               effective October 1, 1993)

                (b)    Reports on Form 8-K.

                       The company filed a Form 8-K to report
                       the April 7, 1994 sale of its wholly-owned subsidiary St. Joe Minerals Corporation ("St. Joe") which conducted lead mining, smelting and recycling operations.





























                                   -15-
                             SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                          FLUOR CORPORATION
                               (Registrant)




     Date: June 14, 1994      /s/ J. Michal Conaway
                                J.  Michal Conaway, Vice President
                                and Chief Financial Officer
                                (Principal Accounting Officer)