Form 10-Q
period 1994-07-31
FLUOR CORP/DE/
filed 1994-09-14
CIK 37748

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                             FORM 10-Q

     (Mark One)

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 31, 1994

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

                       Yes ( X )         No  (   )

     As of August 31, 1994 there were 82,491,963 shares of common stock outstanding.





                          FLUOR CORPORATION

                              FORM 10-Q

                            July 31, 1994

                          TABLE OF CONTENTS



                                                             PAGE
     Part I:     Financial Information

       Condensed Consolidated Statement of Earnings for
        the Three Months Ended July 31, 1994 and 1993.....    2

       Condensed Consolidated Statement of Earnings for
        the Nine Months Ended July 31, 1994 and 1993......    3

       Condensed Consolidated Balance Sheet at July 31,
        1994 and October 31, 1993.........................    4

       Condensed Consolidated Statement of Cash Flows for
        the Nine Months Ended July 31, 1994 and 1993......    6

       Notes to Condensed Consolidated Financial
        Statements........................................    7

       Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............    9

       Condensed Consolidated Changes in Backlog..........    13


     Part II:    Other Information........................    14


     Signatures...........................................    15










                     Part I:  Financial Information

                         FLUOR CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                Three Months Ended July 31, 1994 and 1993
                 (In Thousands Except Per Share Amounts)
                                UNAUDITED

                                                1994         1993

     REVENUES.............................. $1,963,052   $1,844,112

     COSTS AND EXPENSES
       Cost of revenues....................  1,873,675    1,770,077
       Corporate administrative and
        general expenses...................     14,726        8,845
       Interest expense....................      4,340        5,132
       Interest income.....................     (5,697)      (4,877)
     Total Costs and Expenses..............  1,887,044    1,779,177

     EARNINGS BEFORE INCOME TAXES..........     76,008       64,935

     INCOME TAX EXPENSE....................     27,700       24,100

     NET EARNINGS.......................... $   48,308   $   40,835

     NET EARNINGS PER SHARE................ $     0.58   $     0.50

     DIVIDENDS PER COMMON SHARE............ $     0.13   $     0.12

     SHARES USED TO CALCULATE EARNINGS PER
       SHARE...............................     83,001       82,268









     See Accompanying Notes.








                                   -2-
                         FLUOR CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                Nine Months Ended July 31, 1994 and 1993
                 (In Thousands Except Per Share Amounts)
                                UNAUDITED

                                                1994         1993

     REVENUES.............................. $6,100,310   $5,657,105

     COSTS AND EXPENSES
       Cost of revenues....................  5,841,624    5,458,592
       Corporate administrative and
        general expenses...................     38,738       30,101
       Interest expense....................     12,979       14,914
       Interest income.....................    (15,176)     (14,871)
     Total Costs and Expenses..............  5,878,165    5,488,736

     EARNINGS BEFORE INCOME TAXES..........    222,145      168,369

     INCOME TAX EXPENSE....................     82,100       49,900

     NET EARNINGS.......................... $  140,045   $  118,469

     NET EARNINGS PER SHARE................ $     1.69   $     1.44

     DIVIDENDS PER COMMON SHARE............ $     0.39   $     0.36

     SHARES USED TO CALCULATE EARNINGS
       PER SHARE...........................     82,744       82,257







     See Accompanying Notes.









                                   -3-
                            FLUOR CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEET
                   July 31, 1994 and October 31, 1993
                           (Dollars in Thousands)

                                 ASSETS


                                              July 31,    October 31,
                                                1994        1993 *
                                             (Unaudited)
     Current Assets
       Cash and cash equivalents........... $  351,489   $  214,844
       Marketable securities...............    108,250       97,335
       Accounts and notes receivable.......    328,174      392,577
       Contract work in progress...........    289,184      306,251
       Net assets of discontinued
        operations.........................         --      172,822
       Deferred taxes......................     49,852       76,364
       Inventory and other current assets..     63,509       48,831
        Total Current Assets...............  1,190,458    1,309,024


     Property, plant and equipment (net
       of accumulated depreciation,
       depletion and amortization of
       $496,142 and $441,676, respectively)  1,178,141    1,100,909
     Investments and goodwill, net.........     63,090       52,383
     Other.................................    208,068      126,568
                                            $2,639,757   $2,588,884






     (Continued On Next Page)






     * Amounts at October 31, 1993 have been derived from audited financial statements.


                                  -4-
                             FLUOR CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEET
                     July 31, 1994 and October 31, 1993
                          (Dollars in Thousands)

                    LIABILITIES AND SHAREHOLDERS' EQUITY


                                              July 31,    October 31,
                                                1994        1993 *
                                             (Unaudited)
     Current Liabilities
       Accounts and notes payable.......... $  277,406   $  289,721
       Note payable to affiliate...........         --       30,000
       Commercial paper....................     14,983       30,053
       Advance billings on contracts.......    212,755      194,695
       Accrued salaries, wages and
        benefit plans......................    174,158      194,270
       Other accrued liabilities...........    206,084      190,447
       Current portion of long-term debt...      2,404        1,687
        Total Current Liabilities..........    887,790      930,873

     Long-term debt due after one year.....     58,513       59,637
     Deferred taxes........................     50,382       51,642
     Other noncurrent liabilities..........    476,882      502,610
     Commitments and contingencies
     Shareholders' Equity
       Capital stock
        Preferred - authorized 20,000,000
          shares without par value; none
          issued
        Common - authorized 150,000,000
          shares of $0.625 par value;
          issued and outstanding -
          82,485,470 shares and 82,093,207
          shares, respectively.............     51,553       51,308
       Additional capital..................    489,636      478,204
       Retained earnings (since October 31,
        1987)..............................    642,620      534,678
       Unamortized executive stock plan
        expense............................    (15,573)     (16,828)
       Cumulative translation adjustments..     (2,046)      (3,240)
        Total Shareholders' Equity.........  1,166,190    1,044,122
                                            $2,639,757   $2,588,884


     See Accompanying Notes.


     * Amounts at October 31, 1993 have been derived from audited financial statements.


                                  -5-
                         FLUOR CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                Nine Months Ended July 31, 1994 and 1993
                         (Dollars in Thousands)
                                UNAUDITED

                                                1994         1993
     CASH FLOWS FROM OPERATING ACTIVITIES
       Net earnings........................ $  140,045   $  118,469
       Adjustments to reconcile net
        earnings to cash provided by
        operating activities:
          Depreciation, depletion and
            amortization...................     84,678       82,902
          Discontinued operations..........         --      (30,412)
          Deferred taxes...................     (4,958)     (34,311)
          Change in operating assets and
            liabilities....................     99,123     (108,838)
          Other, net.......................      3,679       34,621

     Cash provided by operating activities.    322,567       62,431

     CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures................   (171,829)    (126,514)
       Sale (purchase) of marketable
        securities.........................    (10,915)      51,009
       Initial cash proceeds from sale of
        discontinued operations, excluding
        tax benefits.......................     51,869           --
       Proceeds from sale of property,
        plant and equipment................     11,443        8,304
       Other, net..........................      2,430      (11,299)

     Cash utilized by investing activities.   (117,002)     (78,500)

     CASH FLOWS FROM FINANCING ACTIVITIES
       Increase (decrease) in note payable
        to affiliate.......................    (30,000)      30,000
       Stock options exercised.............     11,658        7,531
       Cash dividends paid.................    (32,103)     (29,489)
       Increase (decrease) in short-term
        borrowings.........................    (15,070)       5,583
       Payments on long-term debt..........       (594)     (16,539)
       Other, net..........................     (2,811)      (7,330)

     Cash utilized by financing activities.    (68,920)     (10,244)

     Increase (decrease) in cash and cash
       equivalents.........................    136,645      (26,313)
     Cash and cash equivalents at
       beginning of period.................    214,844      195,346

     Cash and cash equivalents at end of
       period.............................. $  351,489   $  169,033


     See Accompanying Notes.

                                  -6-
                          FLUOR CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                UNAUDITED

     (1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the company's October 31, 1993 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended July 31, 1994 are not necessarily indicative of results that can be expected for the full year.

          The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at July 31, 1994 and the consolidated results of operations for the three and nine months ended July 31, 1994 and 1993 and cash flows for the nine months ended July 31, 1994 and 1993.


     (2) Earnings per share is based on the weighted average number of common and, when appropriate, common equivalent shares outstanding in each period. Common equivalent shares are included when the effect of the potential exercise of stock options is dilutive.


     (3)  Inventories comprise the following:

                                              July 31,    October 31,
                                                1994         1993
                                                  ($ in thousands)

          Coal...........................  $   12,552   $   15,375
          Supplies and other.............      21,588       17,459
                                           $   34,140   $   32,834


     (4) Cash paid for interest was $9.2 million and $13.6 million for the nine month periods ended July 31, 1994 and 1993, respectively. Income tax payments, net of refunds, were $49.2 million and $69.4 million during the nine month periods ended July 31, 1994 and 1993, respectively.


                                  -7-
     (5) Net earnings for the nine months ended July 31, 1993 included $12.6 million related to the favorable completion of a federal income tax audit for the tax years 1984 through 1986. As a result of the conclusion of that audit in the second quarter of 1993, $12.6 million in income tax liabilities were no longer deemed necessary and were reversed.

          During the second quarter of 1993, A.T. Massey, the company's coal investment, recorded an after-tax charge to earnings of $9.2 million to provide for the settlement of disputed obligations with the pension funds of the United Mine Workers of America/Bituminous Coal Operators of America.


     (6) In November 1992, the company announced its decision to exit its Lead business. As a consequence, the company's Lead business segment was classified as a discontinued operation as of October 31, 1992 and adjusted to net realizable value. On April 7, 1994 the company completed the sale of its Lead business to an affiliate of a private investment company for consideration consisting of both cash and deferred payments. The aggregate of the amounts realized from the sale and operating results from November 1992 until the date of the sale were within previously established estimates used to determine net realizable value. As a consequence, the closing of the sale had no impact on the company's earnings beyond what was originally recognized in fiscal 1992.














                                  -8-
                          FLUOR CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes.


     RESULTS OF OPERATIONS

     Revenues increased 6 percent and 8 percent for the three and nine month periods ended July 31, 1994, compared with the same periods of 1993. Net earnings for the three and nine months ended July 31, 1994 were $48.3 million and $140.0 million, respectively, compared with net earnings of $40.8 million and $118.5 million for the same periods of 1993. Net earnings for the nine months ended July 31, 1993 included an after-tax charge of $9.2 million established by A.T. Massey, the company's coal investment, related to settlement of disputed obligations with the pension funds of the United Mine Workers of America/Bituminous Coal Operators of America. Also included in 1993 net earnings was $12.6 million related to the favorable conclusion in the second quarter of 1993 of a federal income tax audit for the tax years 1984 through 1986. Excluding these two nonrecurring items, net earnings increased 22 percent for the nine months ended July 31, 1994, compared with the same period of 1993.


     ENGINEERING AND CONSTRUCTION

     Revenues for the Engineering and Construction segment increased 7 percent for both the three and nine month periods ended July 31, 1994 compared with the same periods of 1993, due primarily to an increase in work performed. Engineering and Construction operating profits increased 17 percent and 19 percent, for the three and nine month periods ended July 31, 1994, respectively, compared with the same periods of 1993 due primarily to increased margins, and the increased volume of work performed. Reported margins may fluctuate from time to time as a result of changes in the mix of engineering and design services and construction related services. New awards for the three and nine months ended July 31, 1994 increased 14 percent and 7 percent, respectively, compared with the same periods of 1993. Approximately 69 percent and 54 percent of new awards for the first nine months of 1994 and 1993, respectively, were from projects located outside the United States.



                                  -9-
     The following table sets forth backlog for each of the company's business sectors:

                                  July 31,   October 31,    July 31,
        ($ in millions)            1994         1993         1993

        Hydrocarbon            $    6,283   $    6,198   $    5,712

        Government                  2,000        2,520        2,626

        Process                     3,225        2,441        2,978

        Industrial                  2,576        2,706        3,128

        Power                         823          889          963

        Total                  $   14,907   $   14,754   $   15,407

     The ratio of international to total backlog was 50 percent, 39 percent and 39 percent at July 31, 1994, October 31, 1993 and July 31, 1993, respectively.


     COAL

     Revenues for the Coal segment increased 5 percent and 12 percent, respectively, for the three and nine month periods ended July 31, 1994 compared with the same periods of 1993, due primarily to increased sales volume of produced coal. Gross margins also increased in the three and nine month periods of 1994 compared with 1993 due primarily to increased sales volume of produced coal partially offset by increased costs including start-up at certain new mines. During the second quarter of 1993, a nonrecurring charge was recorded to provide for settlement of disputed obligations with the pension funds of the United Mine Workers of America/Bituminous Coal Operators of America. Excluding the nonrecurring charge, operating profit increased 33 percent for the nine months of 1994 compared with the same period of 1993.


     OTHER

     Corporate administrative and general expenses increased approximately $5.9 million and $8.6 million, respectively, for the three and nine months ended July 31, 1994 compared with the same periods in 1993 due primarily to higher stock price and performance driven compensation plans expense.





                                  -10-
     Net interest income for the three and nine month periods ended July 31, 1994 increased compared with the same periods of 1993 due to both an increase in interest income and a decrease in interest expense. Interest income increased due to higher average cash balances and interest rates whereas the lower interest expense was attributable to the pay down of short-term and long-term debt.

     Net earnings for the nine months ended July 31, 1993 benefited from the reversal of $12.6 million of income tax liabilities. That reversal was made in connection with the completion of a Federal income tax audit in the second quarter of 1993 for the years 1984 through 1986. The reduction in liabilities did not affect the company's cash flow. The effective tax rate for the nine month period ended July 31, 1994 was essentially unchanged compared with the same period of 1993, after excluding the 1993 favorable tax adjustment.

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




                                  -11-
     On April 7, 1994 the company completed the sale of its Lead business to an affiliate of a private investment company for consideration consisting of both cash and deferred payments.

     For the nine months ended July 31, 1994, capital expenditures were $171.8 million including $122.8 million related primarily to mine development at A.T. Massey. Dividends paid in the nine months ended July 31, 1994 were $32.1 million ($.39 per share) compared with $29.5 million ($.36 per share) for the same period of 1993.

     The long-term debt to total capital ratio decreased to 4.8 percent at July 31, 1994 compared with 5.4 percent at October 31, 1993, due primarily to the increase in shareholders' equity from earnings, net of dividends.













                                  -12-
                           FLUOR CORPORATION
              CONDENSED CONSOLIDATED CHANGES IN BACKLOG
                          (Dollars in Millions)

                                UNAUDITED



     For the Three Months Ended July 31,        1994         1993

     Backlog - beginning of period.......  $ 14,850.1   $ 15,340.6
     New awards..........................     2,287.4      1,999.1
     Adjustments and cancellations, net..      (433.4)      (269.4)
     Work performed......................    (1,796.8)    (1,663.2)

     Backlog - end of period.............  $ 14,907.3   $ 15,407.1



     For the Nine Months Ended July 31,         1994         1993

     Backlog - beginning of period.......   $ 14,753.5   $ 14,706.0
     New awards..........................      6,793.9      6,352.4
     Adjustments and cancellations, net..     (1,118.3)      (524.6)
     Work performed......................     (5,521.8)    (5,126.7)

     Backlog - end of period.............   $ 14,907.3   $ 15,407.1





                                  -13-
                          FLUOR CORPORATION

                     PART II - Other Information


     Item 6.    Exhibits and Reports on Form 8-K.

                (a)    Exhibits.  None.

                (b)    Reports on Form 8-K.  None.














                                  -14-
                              SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                            FLUOR CORPORATION
                               (Registrant)




     Date:  September 13, 1994      /s/ J. Michal Conaway
                                    J.  Michal Conaway, Vice President
                                    and Chief Financial Officer
                                    (Principal Accounting Officer)
























                                  -15-