Form 10-Q/A
period 1994-07-31
FLUOR CORP/DE/
filed 1994-09-16
CIK 37748

September 16, 1994




     OFICS Filer Support
     SEC Operations Center
     6432 General Green Way
     Alexandria, VA  22312-2413

     Subject:  Amended Form 10-Q/A July 31, 1994


     Gentlemen:

     Subsequent to our submission of Form 10-Q for the three months ended July 31, 1994, we discovered an error on page 10 of the filing. The last sentence under the "COAL" section indicates a 33 percent increase. The amended filing has been corrected to indicate a 19 percent increase. Additionally, Exhibit 27, "Financial Data Schedule," was inadvertently omitted from the original submission. It is now properly included in this amended filing. Please note that the page numbers in the amended Form 10-Q/A correspond to the page numbers in our original Form 10-Q filing.

     Thank you for your time and cooperation.



     Very truly yours,


     /s/ J. Michal Conaway
     J. Michal Conaway, Vice President
     and Chief Financial Officer













                 SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                            FORM 10-Q/A

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


     COAL

     Revenues for the Coal segment increased 5 percent and 12 percent, respectively, for the three and nine month periods ended July 31, 1994 compared with the same periods of 1993, due primarily to increased sales volume of produced coal.
     Gross margins also increased in the three and nine month periods of 1994 compared with 1993 due primarily to increased sales volume of produced coal partially offset by increased costs including start-up at certain new mines. During the second quarter of 1993, a nonrecurring charge was recorded to provide for settlement of disputed obligations with the pension funds of the United Mine Workers of America/Bituminous Coal Operators of America. Excluding the nonrecurring charge, operating profit increased 19 percent for the nine months of 1994 compared with the same period of 1993.


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

                       27  Financial Data Schedule

                (b)    Reports on Form 8-K.  None.









































                                  -14-
                               SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                            FLUOR CORPORATION
                               (Registrant)




     Date:  September 16, 1994  /s/ J. Michal Conaway
                                J.  Michal Conaway, Vice President
                                and Chief Financial Officer
                                (Principal Accounting Officer)

































                                  -15-