Form 10-K
period 1994-10-31
FLUOR CORP/DE/
filed 1995-01-30
CIK 37748

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

                  FOR THE FISCAL YEAR ENDED: OCTOBER 31, 1994

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      FOR THE TRANSITION PERIOD FROM                  TO

                         COMMISSION FILE NUMBER: 1-7775

                               FLUOR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   95-0740960
                                (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

                3333 MICHELSON DRIVE, IRVINE, CALIFORNIA  92730
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 975-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
- -------------------------------    -----------------------------------------
Common Stock, $0.625 par value         New York Stock Exchange
                                       Chicago Stock Exchange
                                       Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. X

     The aggregate market value of the registrant's voting stock held by non-affiliates was $3,880,240,731 on January 18, 1995, based upon the average between the highest and lowest sales prices of the registrant's Common Stock as reported in the consolidated transactions reporting system.

     Common Stock outstanding as of January 18, 1995 -- 87,729,129 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II and IV incorporate certain information by reference from the registrant's Annual Report to stockholders for the fiscal year ended October 31, 1994.

     Part III incorporates certain information by reference from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on March 14, 1995, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended October 31, 1994.

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

     The Company maintains investments in coal-related businesses through its ownership of A. T. Massey Coal Company, Inc. ("Massey"). In April of 1994, the Company sold its lead business.

     A summary of the Company's operations and activities by business segment and geographic area is set forth below.

                          ENGINEERING AND CONSTRUCTION

     The Fluor Daniel group of domestic and foreign companies ("Fluor Daniel") provides a full range of engineering, construction and related services to clients in a broad range of markets on a worldwide basis. The types of services provided by Fluor Daniel, directly or through companies or partnerships jointly owned or affiliations with other companies, include: feasibility studies, conceptual design, engineering, procurement, project and construction management, construction, maintenance, plant operations, technical, project finance, quality assurance/quality control, start-up assistance, site evaluation, licensing, consulting and environmental services.

     Fluor Constructors International, Inc. ("Fluor Constructors") is organized and operated separately from Fluor Daniel. Fluor Constructors provides construction management, construction and maintenance services in the United States and Canada. Fluor Constructors is the Company's union construction arm.

     The engineering and construction business is conducted under various types of contractual arrangements, including cost reimbursable (plus fixed or percentage fee), all-inclusive rate, unit price, fixed or maximum price and incentive fee contracts. Contracts are either competitively bid and awarded or individually negotiated. In terms of dollar amount, the majority of contracts are of the cost reimbursable type. In certain instances, the Company has guaranteed facility completion by a scheduled acceptance date and/or achievement of certain acceptance and performance testing levels. Failure to meet any such schedule or performance requirements could result in additional costs and the amount of such additional costs could exceed project profit margins.

     The markets served by the business are highly competitive and for the most part require substantial resources, particularly highly skilled and experienced technical personnel. There are a large number of companies competing in the markets served by the business. Competition is primarily centered on performance and the ability to provide the engineering, planning and management skills required to complete complex projects in a timely and cost efficient manner. The engineering and construction business derives its competitive strength from its diversity, reputation for quality, worldwide procurement capability, project management expertise, geographic coverage, ability to meet client requirements by performing construction on either a union or open shop basis, ability to execute projects of varying sizes, strong safety record and lengthy experience with a wide range of services and technologies.

     Design and engineering services provided by the engineering and construction business involve the continual development of new and improved versions of existing processes, materials or techniques, some of which are patented. However, none of the existing or pending patents held or licensed by the business are considered essential to operations. Generally, the development and improvement of processes, materials and techniques are performed as part of design and engineering services in connection with the projects undertaken for various clients.

FLUOR DANIEL

     Fluor Daniel's operations have been realigned into regional, industry and specialized groups responsible for identifying and capitalizing on opportunities in their market segments. Regional groups include Asia Pacific, the Americas, and Europe, Africa and the Middle East which provide geographic expertise and capability. Industry groups include Process, Industrial, and Power and Government. Specialized groups include Diversified Services and Sales and Marketing. The Sales and Marketing Group includes strategic planning and project finance and provides sales and marketing support and assistance to all of the other groups. The industry and Diversified Services groups are described in further detail below.

     Individual operating companies within the groups focus on specific clients, industries and markets. The operating companies rely on a network of operations centers and regional offices to provide resources and expertise in support of project execution worldwide.

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

     In fiscal 1994, the Process, Power and Government, and Diversified Services groups experienced declines in new awards and Industrial Group awards increased. There continue to be a number of megaproject opportunities, particularly outside the United States. The large scale and uncertain timing of these projects can create variability in the Company's new award and backlog pattern.

     The operations of Fluor Daniel are detailed below by industry group:

 Process

     Services provided by the Process Group include services provided through the following operating companies: Petroleum and Petrochemicals; Production and Pipelines; and Chemicals, Plastics and Fibers. The Delta business unit, which provided services worldwide to E. I. du Pont de Nemours and Company under an alliance agreement, has been merged into the Chemicals, Plastics and Fibers operating company.

     During fiscal 1994, Process Group awards included: engineering, procurement and construction for a grass roots polymer plant in North Carolina; engineering, procurement and construction assistance for a fluid catalytic cracking unit in Korea; engineering, procurement and construction management for a cogeneration project in Kansas, a gas oil hydrotreater in California, a grass roots methanol plant in Norway, gas injection and underground gas storage in the Netherlands, a herbicide facility in Louisiana and capacity expansion at a refinery in Mexico; engineering and procurement for revamp of a reformer unit in Texas and a sour gas plant and sweetening and sulphur recovery facilities, both in Canada; procurement and construction management for a grass roots petrochemical complex in Kuwait; engineering for an organic acid plant expansion in Texas, a refinery upgrade and expansion in Kansas, a liquid petroleum gas plant expansion in Saudi Arabia and oil terminals in Lithuania; construction of an ethoxylation plant in Texas; and inspection services for a gas pipeline and facilities in Florida.

     Ongoing projects include: engineering, procurement and construction for a hydrochlorofluorocarbon plant in Kentucky, a grass roots polyethylene facility in Mexico, an aspartame facility expansion in the Netherlands and an ethylene debottlenecking project for a refinery in Texas; engineering, procurement and construction assistance for a reformulated gasoline project in California; engineering, procurement and construction management for a fibers line plant in Luxembourg, a fluid catalytic cracking unit ("FCCU") revamp in Illinois, a grass roots refinery in Thailand, a pipeline from Argentina to Chile, a delayed coker in Venezuela, a reformulated gasoline and a clean fuels program, both in California, and a plastics stretch project in Indiana; engineering and procurement for a chlor-alkali/ethylene expansion of a petrochemical plant in Saudi Arabia, a reformulated fuels project at a refinery in California, an inter-refinery pipeline in Pennsylvania and oil production facilities in Gabon; engineering and construction management for a grass roots nylon facility in

Spain and a grass roots polymer facility in Singapore; engineering for an aromatics project for a refinery in Pennsylvania, pipeline and pump stations in Alaska, a debottlenecking project in Indonesia and for early production system equipment, oil field production facilities, pipeline development and oil field expansion, all in Columbia; and construction of a chemical plant in Louisiana and a spherilene and ethylene purification facility in Texas.

     Projects completed in fiscal 1994 included: engineering, procurement and construction for fire rehabilitation of a refinery in Mississippi, a bi-component fibers facility and expansion of a fibers facility, both in North Carolina, a turbine generator in South Carolina, modifications to a refinery in California, a plastics stretch project in Alabama and a filter tow facility expansion in the United Kingdom; engineering, procurement, and construction management for a refinery upgrade project in the Netherlands, a hydrotreater upgrade in Canada, a field gathering and oil production system in Gabon, a refinery revamp in Belgium, a refinery expansion in the Philippines, an expansion of crude oil production facilities in Saudi Arabia and a methyl-tertiary butyl ether ("MTBE") chemical complex in Saudi Arabia; engineering and procurement for a liquid petroleum gas plant upgrade in the United Arab Emirates, a fibers expansion plant in the Netherlands, an effluent quality upgrade for a refinery in the United Kingdom, a hydrocracker revamp in California, an ethoxylation project in Texas and an ethylene glycol plant in Canada; engineering and construction management for a bulk fibers facility expansion in Canada; engineering for pipeline inspection and right of way services in New York, a natural gas liquids recovery facility in Nigeria, fire rehabilitation of a gas plant in the United Arab Emirates and a tertiary-amyl methyl ether ("TAME") unit in Texas; construction in Louisiana of gas reinjection modules for erection in Alaska, a grass roots film facility in Ohio and a chemical fibers plant in North Carolina; and construction management for a polyester fiber facility in South Carolina.

  Industrial

     Services provided by the Industrial Group include a broad range of services provided through the following operating companies: Mining and Metals; Automotive and General Manufacturing; Pharmaceuticals and Biotechnology; Food and Beverage; Commercial and Institutional Facilities; Electronics; Infrastructure; Telecommunications; and Jaakko Poyry/Fluor Daniel which serves the pulp and paper industry. An additional operating company is dedicated to serving Fluor Daniel's alliance with Procter & Gamble.

     During fiscal 1994, Industrial sector domestic and international contract awards included: engineering, procurement and construction for a food processing plant in Utah and a gold mine in Chile; engineering, procurement and construction management for apparel distribution centers at various locations throughout the United States, a fine chemicals manufacturing plant in Arkansas, a grass roots silicon wafer manufacturing plant in Taiwan, de-inking and paper recycle facilities in the United Kingdom and a copper concentrator expansion and pipeline project in Chile; engineering and construction management for an engine facility in New Jersey; engineering for a synthetic growth hormone facility in Puerto Rico and a vaccine manufacturing plant in North Carolina; construction for a paper mill environmental upgrade in Florida and a personal care product plant in Puerto Rico; construction management for an automotive assembly plant in Alabama, prison projects in Texas and California, a computer disk manufacturing plant in Malaysia and a multi-product personal care facility in the Philippines; project management for a courts/detention facility in Texas; and general construction for an engine plant expansion in Ohio.

     Ongoing projects include: engineering, procurement and construction for a blast furnace coal injection facility in Indiana, personal care and laundry detergent manufacturing facilities in Ohio and an emergency 911 response system for the City of Chicago, Illinois; engineering, procurement and construction management for a grass roots paint shop in Kentucky, a dextrose expansion project in Illinois, a copper mine expansion in Indonesia, a copper smelter modernization in Utah, a copper concentrator expansion in Chile, a sodium cromoglycate facility in the United Kingdom and a paper products plant in Korea; engineering and construction management for a tobacco facility in the Netherlands; engineering and construction for a corn processing plant in Illinois and several consumer products plants in Ohio; condition assessment for facilities at 12 military installations at various locations throughout the United States; construction for an automotive assembly plant in South Carolina and a pulp mill modernization in Ohio; construction management for the renovation of a turbine facility in South Carolina, a correctional facility expansion in California, a county jail expansion in Texas, a tobacco processing plant expansion in North Carolina, a pilot plant for pharmaceutical manufacturing in New Jersey and a grass roots chemical plant in Puerto Rico; maintenance services for automotive facilities in Hungary, Tennessee and Germany; and project management for a convention center in North Carolina, rail stations for the Federal Transportation Administration in New York City, rail transit for the Los Angeles County Metropolitan Transportation Authority and highway construction in Orange County, California.

     Projects completed in fiscal 1994 included: engineering, procurement and construction for food processing plants in Florida, Georgia, South Carolina, Texas and Wisconsin; engineering, procurement and construction management for a building and garage upgrade in Germany, a solvent extraction electrowinning copper processing facility in Chile, a pharmaceutical plant in Canada, a growth factor fermentation plant in California and regional headquarters building in Venezuela; engineering, procurement and validation for a synthetic hemoglobin manufacturing facility in Colorado; engineering and procurement for a copper electrorefinery in Arizona; engineering and construction management for an automotive manufacturing plant expansion in Ohio and a tobacco facility in Turkey; design and construction management for six embassies in Eastern Europe for the United States Department of State; engineering for a nickel reverts handling project in Canada and a process and enzyme system in Missouri; construction for a newsprint mill in Tennessee and a grass roots wastewater facility in Puerto Rico; and construction management for a weave room addition in South Carolina, a dairy plant in Germany, airport expansions in Georgia and Japan, a newsprint recycling plant in Australia and a biotechnology clinical manufacturing plant in Colorado.

  Power and Government

     The Power and Government Group provides services through the Power Generation, Duke/Fluor Daniel and Power Services operating companies which serve public utilities and private power companies. The Government Services and FERMCO operating companies serve the United States government.

     During fiscal year 1994, Power and Government Group contract awards included: engineering, procurement, construction management and start-up assistance for coal switching modifications to a coal-fired facility in Indiana; engineering, procurement and construction management for a fuel cell pilot plant in California; engineering services for the United States Department of Energy ("DOE") National Engineering Laboratories in Idaho; engineering and procurement for a waste-to-energy facility in New York; and maintenance for a 3x1270 megawatt nuclear plant in Arizona.

     Ongoing projects include: environmental remediation management for the DOE former uranium processing plant in Ohio (the "Fernald Project"); engineering, design and procurement for a 385 megawatt pulverized coal plant in South Carolina; engineering and construction for emission monitoring equipment for various power generating sites of utilities in Arkansas, Louisiana, Mississippi and Texas; engineering and construction management for various radar and weather stations located throughout the United States for the National Oceanic and Atmospheric Administration; engineering for a laboratory facility upgrade in Illinois, a nuclear utility in Illinois, a DOE waste vitrification plant in Washington, the DOE nuclear waste repository program and the reconfiguration of the DOE nuclear weapons program; operation and maintenance for a 130 megawatt cogeneration facility in Virginia; management and operation services for the Naval Petroleum and Oil Shale Reserves program for the DOE in Colorado, Utah and Wyoming; maintenance for fossil and gas generation plants in Texas, Georgia, Louisiana, Arkansas, Mississippi, Australia, Florida and Tennessee; maintenance for nuclear plants in South Carolina, Kansas, Virginia and Texas; and maintenance and outage support at various plant sites for a southeastern power generator in Tennessee and Kentucky.

     Projects completed in fiscal 1994 included: engineering and construction management for the DOE Strategic Petroleum Reserve in Louisiana; and engineering and procurement for a 600 megawatt fossil plant repowering in New Jersey.

  Diversified Services

     The Diversified Services Group was created in fiscal 1994 to expand existing businesses, to support Fluor Daniel's operating companies and to expand the core competencies of Fluor Daniel beyond the limits of the traditional engineering and construction project cycle into new areas of business.

     Existing businesses in the group include the following operating companies:
Facility and Plant Services; TRS International, which provides temporary personnel; American Equipment Company, which sells and leases construction tools and equipment to Fluor Daniel, Fluor Constructors and the construction/maintenance industry; and Environmental Services. Operating companies and functional areas dedicated primarily to support other Fluor Daniel operating companies include Construction, Project Execution Services, Project of the Future and Continuous Performance Improvement. Operating companies focused on expanding core competencies include Consulting, which will focus on providing solutions to client needs that do not typically fall under traditional engineering and construction services; Technology, which will evaluate investment opportunities in technology; and Acquion, which is dedicated to procurement services.

     During fiscal 1994, Diversified Services Group contract awards included: design and installation of a computerized maintenance system for a petroleum company in Indonesia; and training services for pre-start up of an automotive assembly plant in Alabama.

     Ongoing projects include: engineering, procurement, construction management and program management for an environmental remediation program for a toxic waste site in Indiana; environmental investigation, feasibility studies and remediation for the United States Army Environmental Center, the United States Army Corps of Engineers and the United States Environmental Protection Agency; environmental investigation, remediation design and implementation services for a chemical waste site in Ohio; environmental investigation and remediation plan services for a toxic waste site in New York; and maintenance for a tire manufacturing facility in Tennessee, a petrochemical plant in Texas, computer manufacturing plants in Florida, Texas and North Carolina and a refinery in Mississippi.

FLUOR CONSTRUCTORS

     Fluor Constructors is organized and operated separately from Fluor Daniel. Fluor Constructors provides unionized construction management, construction and maintenance services in the United States and Canada, both independently and as a subcontractor to Fluor Daniel, and global support to all Fluor Daniel industry and regional groups.

     During fiscal 1994, Fluor Constructors awards included: construction and construction management for a hydrocracker revamp for a refinery in Delaware and a waste-to-energy facility in New York; and construction management for a coker shutdown and sulfur dioxide unit, both in Canada.

     Ongoing projects include: construction and construction management for an ethylene glycol plant expansion in Canada and a reformulated gasoline project at a refinery in California; construction management for an aromatics project for a refinery and an inter-refinery pipeline, both in Pennsylvania, a blast furnace coal injection facility in Indiana, a potable water supply system in Nevada and an Emergency 911 response system for the City of Chicago, Illinois; maintenance and outage support at various plant sites for a southeastern power generator in Tennessee and Kentucky; and maintenance for nuclear power plants in Missouri and Alabama and fossil power plants in Louisiana, Mississippi and Arkansas.

     Projects completed in fiscal 1994 included: construction management for a copper smelter in Canada; and maintenance for a nuclear power plant in Florida.

BACKLOG

     During fiscal 1994, as part of its ongoing reengineering effort, Fluor Daniel realigned its operating companies into four major industry groups:
Process, Industrial, Power and Government, and Diversified

Services. Backlog balances at October 31, 1993, have been reclassified to conform with the current operating company alignment.

     The following table sets forth the consolidated backlog of Fluor's engineering and construction segment at October 31, 1994 and 1993 by business group:

                                                                  1994          1993
                                                                 -------       -------
                                                                    (IN MILLIONS OF
                                                                       DOLLARS)
        Process................................................  $ 7,668       $ 7,430
        Industrial.............................................    3,564         3,449
        Power and Government...................................    2,369         3,212
        Diversified Services...................................      421           663
                                                                 -------       -------
                                                                 $14,022       $14,754
                                                                 =======       =======

     The following table sets forth the consolidated backlog of Fluor's engineering and construction segment at October 31, 1994 and 1993 by region:

                                                                  1994          1993
                                                                 -------       -------
                                                                    (IN MILLIONS OF
                                                                       DOLLARS)
        United States..........................................  $ 6,802       $ 9,045
        Europe, Africa and Middle East.........................    4,387         3,178
        Asia Pacific...........................................    1,662         1,679
        The Americas...........................................    1,171           852
                                                                 -------       -------
                                                                 $14,022       $14,754
                                                                 =======       =======
             Estimated portion not to be performed during
               fiscal 1995:....................................      54%
                                                                    ====

     The dollar amount of the backlog is not necessarily indicative of the future earnings of Fluor related to the performance of such work. Although backlog represents only business which is considered to be firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of Fluor's control, such as changes in project schedules, Fluor cannot predict with certainty the portion of its October 31, 1994, backlog to be performed subsequent to fiscal 1995.

     At October 31, 1994, three significant projects contributed approximately $3.3 billion of backlog to the Process Group. Two of these projects are with companies affiliated with Royal Dutch Shell (the Rayong Refinery project in Thailand and the Pernis Refinery in the Netherlands) and the third project is with a company affiliated with Union Carbide (the Kuwait Petrochemical Refinery). Approximately $1.6 billion of the Power and Government backlog at October 31, 1994, is attributable to the DOE Fernald Project and subject to government funding determined on an annual basis.

                                COAL INVESTMENT

     A. T. Massey Coal Company, Inc., which is headquartered in Richmond, Virginia, and its subsidiaries conduct Massey's coal-related businesses and are collectively referred to herein as the "Massey Companies."

     The Massey Companies produce, process and sell bituminous, low sulfur coal of steam and metallurgical grades from 16 mining complexes (14 of which include preparation plants) located in West Virginia, Kentucky and Tennessee. At October 31, 1994, two of the mining complexes were still in development and not yet producing coal. A third mining complex is idle pending negotiation of a labor agreement.

     Operations at certain of the facilities are conducted in part through the use of independent contract miners. The Massey Companies also purchase and resell coal produced by unrelated companies. Steam coal is used primarily by utilities as fuel for power plants. Metallurgical coal is used primarily to make coke for use in the manufacture of steel.

     For each of the three years in the period ended October 31, 1994, the Massey Companies' production (expressed in thousands of short tons) of steam coal and metallurgical coal, respectively, was 17,120 and 7,333 for fiscal 1994, 16,048 and 5,163 for fiscal 1993, and 13,832 and 3,867 for fiscal 1992. Sales (expressed in thousands of short tons) of coal produced by the Massey Companies and others, respectively, were 23,835 and 1,284 for fiscal 1994, 21,192 and 2,302 for fiscal 1993, and 17,538 and 4,402 for fiscal 1992.

     A large portion of the steam coal produced by the Massey Companies is sold to domestic utilities under long-term contracts. Metallurgical coal is sold to both foreign and domestic steel producers. Approximately 53% of the Massey Companies' fiscal 1994 coal production was sold under long-term contracts, 71% of which was steam coal and 29% of which was metallurgical coal. Approximately 8% of the coal tonnage sold by the Massey Companies in fiscal 1994 was sold on the export market.

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

     On October 15, 1994, the Massey Companies acquired certain assets in Boone and Raleigh Counties, West Virginia, from Peabody Coal Company, including two preparation plants, related mining facilities and an estimated 146 million tons of both metallurgical and low sulfur steam coal reserves. The Massey Companies also acquired four metallurgical coal supply agreements serviced from the property, including a long-term supply agreement with a major steel producer.

     Recently passed acid rain legislation is generally anticipated to benefit prices for low sulfur coal. Massey intends to continue to evaluate and pursue, in appropriate circumstances, the acquisition of additional low sulfur coal reserves.

     The Coal Industry Retiree Health Benefits Act of 1992 (the "Act") provides that certain retired coal miners who were members of the United Mine Workers of America, along with their spouses, are guaranteed health care benefits. The Massey Companies' obligation under the Act is currently estimated to aggregate $52 million which will be recognized as expense as payments are assessed. The amount expensed during fiscal 1994 approximated $4 million.

     The management of the Massey Companies estimates that, as of October 31, 1994, the Massey Companies had total recoverable reserves (expressed in thousands of short tons) of 1,411,265; 569,374 of which are assigned recoverable reserves and 841,891 of which are unassigned recoverable reserves; and 1,053,154 of which are proven recoverable reserves and 358,111 of which are probable recoverable reserves.

     The management of the Massey Companies estimates that approximately 35% of the total reserves listed above consist of reserves that would be considered primarily metallurgical grade coal. They also estimate that approximately 67% of all reserves contain less than 1% sulfur. A portion of the steam coal reserves could be beneficiated to metallurgical grade by coal preparation plants, and substantially all of the metallurgical coal reserves could be sold as high quality steam coal, if market conditions warrant.

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

                             SALE OF LEAD BUSINESS

     In November 1992, the Company announced its decision to exit its lead business, conducted primarily through The Doe Run Company ("Doe Run"). As a result, the Company's lead segment was classified as a discontinued operation in the Company's consolidated financial statements. In April 1994, the lead business was sold to an affiliate of a private investment company for consideration consisting of both cash and deferred payments. Proceeds included $52 million cash on the date of the closing and deferred amounts to be paid in installments over periods ranging from five to eight years.

                                 OTHER MATTERS

ENVIRONMENTAL, SAFETY AND HEALTH MATTERS

     The Massey Companies, the Company's coal investment and only remaining natural resource operation, are affected by and comply with federal, state and local laws and regulations relating to environmental protection and plant and mine safety and health, including but not limited to the federal Surface Mining Control and Reclamation Act of 1977; Occupational Safety and Health Act; Mine Safety and Health Act of 1977; Water Pollution Control Act, as amended by the Clean Water Act of 1977; Black Lung Benefits Revenue Act of 1977; and Black Lung Benefits Reform Act of 1977. It is impossible to predict the full impact of future legislative or regulatory developments on such operations, because the standards to be met, as well as the technology and length of time available to meet those standards, continue to develop and change.

     In fiscal 1994, Fluor expended approximately $5.3 million to comply with environmental, health and safety laws and regulations in connection with its coal investment, none of which were capital expenditures. Fluor anticipates making $12.2 million and $8.3 million in such non-capital expenditures in fiscal 1995 and 1996, respectively. Of these expenditures, $2.6 million, $9.2 million and $5.6 million for fiscal 1994, 1995 and 1996, respectively, are (in the case of fiscal 1994) or are anticipated to be (in the case of fiscal 1995 and 1996) for surface reclamation. Existing reserves are believed to be adequate to cover actual and anticipated surface reclamation expenditures. Other expenditures will be expensed as incurred.

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

     The sale by Fluor of its lead business included St. Joe Minerals Corporation ("St. Joe") and its environmental liabilities for several different lead mining, smelting and other lead related environmental sites. As a condition of the St. Joe sale, however, Fluor retained responsibility for certain non-lead related environmental liabilities arising out of St. Joe's former zinc mining and smelting division, but only to the extent that such liabilities are not covered by St. Joe's comprehensive general liability insurance. These liabilities arise out of three zinc facilities located in Bartlesville, Oklahoma; Monaca, Pennsylvania; and Balmat, New York (the "Zinc Facilities").

     In 1987, St. Joe sold its zinc mining and smelting division to Zinc Corporation of America ("ZCA"). As part of the sale agreement, St. Joe and Fluor agreed to indemnify ZCA for certain environmental liabilities arising from operations conducted at the Zinc Facilities prior to the sale. During fiscal year 1993, ZCA made claims under this indemnity as well as under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") against St. Joe for past and future environmental expenditures at the Zinc Facilities. In fiscal year 1994, ZCA filed suit against St. Joe and Fluor, among others, seeking compensation for environmental expenditures at the Zinc Facilities. In fiscal year 1994, Fluor and St. Joe, among others, executed a settlement agreement with ZCA which, among other things, cancels the indemnity previously provided to ZCA and limits environmental expenditures at the Zinc Facilities for which St. Joe would be responsible to no more than approximately $10 million. Expenses incurred and payments made under the settlement agreement would be made over the span of at least five years, if not longer.

     Fluor and St. Joe, among others, are currently prosecuting cost recovery actions under CERCLA against other potentially responsible parties for the Bartlesville facility. In addition, St. Joe has initiated legal proceedings against certain of its insurance carriers alleging that the investigative and remediation costs, for which St. Joe is or may be responsible, including costs incurred prior to the sale of St. Joe and costs related to the Zinc Facilities, are covered by insurance. A portion of any recoveries received from the insurance carriers would be, pursuant to the St. Joe sale agreement, for the benefit of Fluor. In January 1995, St. Joe executed a settlement agreement with one of its primary insurance carriers that provided coverage for a minor portion of the applicable coverage periods. St. Joe continues to pursue its other primary insurance carrier for additional payments. In as much as the insurance, as well as the cost recovery, proceedings remain in the early stages of litigation, no credit or offset (other than for amounts actually received in settlement), has been taken into account by Fluor in establishing its reserves for future environmental costs.

     The Company believes, based upon present information available to it, that its reserves with respect to future environmental costs are adequate, and that such future costs will not have a material effect on the Company's consolidated financial condition, results of operations or liquidity. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among potentially responsible parties, or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional expenditures, or the provision of additional reserves in expectation of such expenditures.

NUMBER OF EMPLOYEES

     The following table sets forth the number of salaried and craft/hourly employees of Fluor and its subsidiaries engaged in Fluor's business segments as of October 31, 1994:

                                                           SALARIED   CRAFT/HOURLY   TOTAL
                                                           --------   ------------   ------
    Engineering and construction.........................   16,433       21,420      37,853
    Coal.................................................      655        1,299       1,954
                                                           --------   ------------   ------
                                                            17,088       22,719      39,807
                                                           =======    ============   ======

OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

     The financial information for business segments and geographic areas is included in the Operations by Business Segment and Geographic Area section of the Notes to Consolidated Financial Statements in Fluor's 1994 Annual Report to stockholders, which section is incorporated herein by reference.

ITEM 2. PROPERTIES.

  Major Facilities

     Operations of Fluor and its subsidiaries are conducted in both owned and leased properties. In addition, certain owned or leased properties of Fluor and its subsidiaries are leased or subleased to third party tenants. The following table describes the general character of the major existing facilities, exclusive of mines, coal preparation plants and their adjoining offices:

                                 LOCATION                                INTEREST
        ----------------------------------------------------------  ------------------
        UNITED STATES
          Corporate Headquarters
             Irvine, California...................................        Leased

                                 LOCATION                                INTEREST
        ----------------------------------------------------------  ------------------
          Engineering and Construction Offices
             Anchorage, Alaska....................................        Leased
             Appleton, Wisconsin..................................        Leased
             Bakersfield, California..............................        Leased
             Charlotte, North Carolina............................        Leased
             Chicago, Illinois....................................        Leased
             Cincinnati, Ohio.....................................        Leased
             Corpus Christi, Texas................................        Leased
             Dallas, Texas........................................        Leased
             Falls Church, Virginia...............................        Leased
             Golden, Colorado.....................................        Leased
             Greenville, South Carolina...........................   Owned and leased
             Houston (Sugar Land office), Texas...................        Owned
             Irvine, California...................................        Leased
             Kansas City, Missouri................................        Leased
             Nashville, Tennessee.................................        Leased
             Philadelphia, Pennsylvania (Marlton,
             New Jersey office)...................................        Leased
             Richmond, Virginia...................................        Leased
             Tulsa, Oklahoma......................................        Leased
             Washington, D.C......................................        Leased
          Coal Offices............................................        Owned
             (Kentucky, Tennessee, Virginia, West Virginia)
        FOREIGN
          Engineering and Construction Offices
             Al Khobar, Saudi Arabia (Dhahran area)...............        Owned
             Asturias, Spain......................................        Leased
             Bangkok, Thailand....................................        Leased
             Beijing, People's Republic of China..................        Leased
             Bergen op Zoom, Netherlands..........................        Leased
             Calgary, Canada......................................        Leased
             Camberley, England...................................        Leased
             Dubai, United Arab Emirates..........................        Leased
             Dusseldorf, Germany..................................        Leased
             Haarlem, Netherlands.................................   Owned and leased
             Ho Chi Minh City, Vietnam............................        Leased
             Hong Kong............................................        Leased
             Jakarta, Indonesia...................................        Leased
             Kuala Lumpur, Malaysia...............................        Leased
             Leipzig, Germany.....................................        Leased
             London (Uxbridge), England...........................        Leased
             Madrid, Spain........................................        Leased
             Manchester, England..................................        Leased
             Manila, Philippines..................................        Leased
             Melbourne, Australia.................................        Leased
             New Delhi, India.....................................        Leased

                                 LOCATION                                INTEREST
        ----------------------------------------------------------  ------------------
             Perth, Australia.....................................        Leased
             San Juan, Puerto Rico................................        Leased
             Santiago, Chile......................................        Leased
             Seoul, Korea.........................................        Leased
             Singapore............................................        Leased
             Tokyo, Japan.........................................        Leased
             Vancouver, Canada....................................        Leased
             Wiesbaden, Germany...................................        Leased

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT(1)

LESLIE G. MCCRAW, age 60

     Director since 1984; Chairman of Executive Committee and member of Governance Committee. Chairman of the Board since 1991; Chief Executive Officer since 1990; formerly Vice Chairman of the Board from 1990; formerly President from 1988; joined the Company in 1975.

DENNIS W. BENNER, age 53

     Vice President and Chief Information Officer since November, 1994; formerly Vice President and General Manager, Information, and Vice President and General Manager, Target Marketing Services, for TRW from 1992 and 1986, respectively.

CHARLES J. BRADLEY, Jr., age 59

     Vice President, Human Resources and Administration since 1986; joined the Company in 1958.

J. MICHAL CONAWAY, age 46

     Vice President and Chief Financial Officer since May, 1994; formerly Vice President, Finance, from 1993; formerly Vice President and Chief Financial Officer of National Gypsum Company and its parent, Aancor Holdings, Inc., from 1988.

JAMES O. ROLLANS, age 52

     Chief Administrative Officer since May, 1994; Senior Vice President since 1992; formerly Chief Financial Officer from 1992; formerly Vice President, Corporate Communications, from 1982; joined the Company in 1982.

P. JOSEPH TRIMBLE, age 64

     Corporate Secretary since 1992; Senior Vice President, Law, since 1984; joined the Company in 1972.

EXECUTIVE OPERATING OFFICERS(1)

HUGH K. COBLE, age 60

     Director since 1984. Vice Chairman since April, 1994; formerly Group President of Fluor Daniel, Inc.(2) from 1986; joined the Company in 1966.

DENNIS G. BERNHART, age 49

     Group President, The Americas, of Fluor Daniel, Inc.(2) since May, 1994; formerly President, Latin America, Middle East and Africa, of that company from 1993; formerly Vice President, Sales, of that company from 1982; joined the Company in 1968.

DON L. BLANKENSHIP, age 44

     Chairman of the Board and Chief Executive Officer of A. T. Massey Coal Company, Inc.(3) since 1992; formerly President and Chief Operating Officer of that company from 1990; formerly President of Massey Coal Services, Inc.(4) from 1989; joined Rawl Sales & Processing Co.(5) in 1982.

RICHARD D. CARANO, age 55

     Group President, Asia/Pacific, of Fluor Daniel, Inc.(2) since May, 1994; formerly President, Asia/Pacific, of that company from 1993; formerly Vice President, Sales, of that company from 1987; joined the Company in 1970.

E. DAVID COLE, JR., age 57

     Group President, Process, of Fluor Daniel, Inc.(2) since May, 1994; formerly Vice President, Petroleum and Petrochemicals, of that company from 1987; joined the Company in 1965.

CHARLES R. COX, age 52

     Group President, Industrial, of Fluor Daniel, Inc.(2) since May, 1994; formerly President, Operations Centers, of that company from 1989; joined the Company in 1969.

RICHARD A. FLINTON, age 64

     Chairman of the Board of Fluor Constructors International, Inc.(6) since 1989; joined the Company in 1960.

THOMAS P. MERRICK, age 57

     Vice President, Strategic Planning, of Fluor Daniel, Inc.(2) since May, 1994; formerly Vice President, Technology, of that company from 1993; formerly Vice President, Government Sales, of that company from 1989; joined the Company in 1984.

CHARLES R. OLIVER, JR., age 51

     Group President, Sales and Marketing, of Fluor Daniel, Inc.(2) since May, 1994; formerly President, Business Units, of that company from 1993; formerly President, Hydrocarbon Sector, of that company from 1986; joined the Company in 1970.

CAREL J.C. SMEETS, age 55

     Group President, Europe, Africa and Middle East, of Fluor Daniel, Inc.(2) since May, 1994; formerly Vice President, European Operations, of that company from 1991; formerly Vice President and Managing Director, the Netherlands, of that company from 1985; joined the Company in 1969.

JAMES C. STEIN, age 51

     Group President, Diversified Services, of Fluor Daniel, Inc.(2) since May, 1994; formerly President, Business Units, of that company from 1993; formerly President, Industrial Sector, of that company from 1986; joined the Company in 1964.

RICHARD M. TEATER, age 46

     Group President, Power and Government, of Fluor Daniel, Inc.(2) since May, 1994; formerly President, Power, of that company from 1993; formerly Vice President, Power Marketing, of that company from 1990; formerly Vice President, Industrial Marketing, of that company from 1988; joined the Company in 1980.
- ---------------

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

(4) Massey Coal Services, Inc. is a wholly owned subsidiary of A. T. Massey Coal Company, Inc.

(5) Rawl Sales & Processing Co. is a wholly owned subsidiary of A. T. Massey Coal Company, Inc.

(6) Fluor Constructors International, Inc., a wholly owned subsidiary of Fluor, provides construction and maintenance services to a variety of clients.

                                    PART II

     Information for Items 5, 6 and 7 is contained in Fluor's 1994 Annual Report to stockholders, which information is incorporated herein by reference (and except for these sections, and sections incorporated herein by reference in Items 1 and 8 of this report, Fluor's 1994 Annual Report to stockholders is not to be deemed filed as part of this report):

                                                                           ANNUAL REPORT TO
                                                                             STOCKHOLDERS
ITEM NO.                              TITLE                                    SECTION
- ---------    --------------------------------------------------------  ------------------------
Item 5.      Market for Registrant's Common Equity and
             Related Stockholder Matters.............................  Stockholders' Reference
Item 6.      Selected Financial Data.................................  Selected Financial Data
Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...........  Management's Discussion
                                                                             and Analysis
Item 8.      Financial Statements and Supplementary Data

     Information for Item 8 is included in Fluor's consolidated financial statements as of October 31, 1994 and 1993, and for each of the three years in the period ended October 31, 1994, and Fluor's unaudited quarterly financial data for the two year period ended October 31, 1994, in the Consolidated Financial Statements (including the Consolidated Balance Sheet, Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Equity and Notes to Consolidated Financial Statements) and Quarterly Financial Data sections of Fluor's 1994 Annual Report to stockholders, which are incorporated herein by reference. The report of independent auditors on Fluor's consolidated financial statements is in the Reports of Management and Independent Auditors section of Fluor's 1994 Annual Report to stockholders, also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning Fluor's executive officers is included under the caption "Executive Officers of the Registrant" following Part I, Item 4. Other information required by this item is included in the Biographical section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of Fluor's fiscal year ended October 31, 1994.

ITEM 11.  EXECUTIVE COMPENSATION.

     Fluor maintains certain employee benefit plans and programs in which its executive officers and directors are participants. Copies of these plans and programs are set forth or incorporated by reference as Exhibits 10.1 through
10.19 inclusive to this report. Certain of these plans and programs provide for payment of benefits or for acceleration of vesting of benefits upon the occurrence of a change of control of Fluor as that term is defined in such plans and programs. The amounts payable thereunder would represent an increased cost to be paid by Fluor (and indirectly by its stockholders) in the event of a change in control of Fluor. This increased cost would be a factor to be taken into account by a prospective purchaser in determining whether, and at what price, it would seek control of the Company and whether it would seek the removal of then existing management.

     If a change of control were to have occurred on October 31, 1994, the additional amounts payable by Fluor, either in cash or in stock, if each of the five most highly compensated executive officers and all executive officers as a group were thereupon involuntarily terminated without cause would be as follows:

                                                              RESTRICTED      SUPPLEMENTAL
                                                                 STOCK           BENEFIT
                     INDIVIDUAL OR GROUP(3)                    PLANS(1)          PLAN(2)
                     ----------------------                   -----------     -------------
    Leslie G. McCraw........................................  $ 2,979,039      $   915,131
    Hugh K. Coble...........................................    1,821,931          457,566
    Don L. Blankenship......................................      698,512          227,491
    James O. Rollans........................................      761,434          170,618
    P. Joseph Trimble.......................................      540,932          400,143
    All Executive Officers (18) including the above.........  $10,811,942      $ 2,668,531

- ---------------

(1) Value at October 31, 1994 of previously awarded restricted stock which would vest upon change of control.

(2) Lump sum entitlement of previously awarded benefits which would vest upon change of control.

(3) The column formerly reporting cash payments under the Fluor Corporation Change of Control Compensation Plan ("Plan") has been deleted because the Company's Board of Directors elected not to renew the agreements under the Plan which expired in fiscal 1994.

     Further disclosure required by this item is included in the Organization and Compensation Committee Report on Executive Compensation and Executive Compensation and Other Information sections of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Fluor's fiscal year ended October 31, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is included in the Stock Ownership section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Fluor's fiscal year ended October 31, 1994.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is included in the Other Matters section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Fluor's fiscal year ended October 31, 1994.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements: The financial statements required to be filed hereunder are listed on page 20 hereof. See Part II, Item 8 of this report for information regarding the incorporation by reference herein of such financial statements.

          2. Financial Statement Schedules: All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

          3. Exhibits:

               3.1     Restated Certificate of Incorporation of Fluor Corporation [filed as
                       Exhibit 3.1 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1987 and incorporated herein by reference]
               3.2     Restated Bylaws (as amended effective January 19, 1995) of Fluor
                       Corporation
               4.1     Fluor Corporation Dividend Reinvestment Plan (effective as of January 1,
                       1994) [filed as Exhibit 4.2 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1993 and incorporated herein by reference]

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

              10.9     Directors' Life Insurance Summary [filed as Exhibit 10(i) to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1980 and incorporated herein by reference]
             10.10     Executive Tax Services Plan (as amended and effective as of November 1,
                       1993) [filed as Exhibit 10.10 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1993 and incorporated herein by reference]
             10.11     Executive Personal Financial Counseling Plan (as amended and effective as of November 1, 1993) [filed as Exhibit 10.11 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1993 and incorporated herein by reference]
             10.12     Company Automobile Policy Summary [filed as Exhibit 10.15 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1989 and incorporated herein by reference]
             10.13     Fluor Excess Benefit Plan (as amended by Second Amendment effective
                       December 9, 1986) [filed as Exhibit 10.16 to Fluor's annual report on
                       Form 10-K for the fiscal year ended October 31, 1986 and incorporated herein by reference]
             10.14     Fluor Executives' Supplemental Benefit Plan (as amended by First
                       Amendment effective November 15, 1983) [filed as Exhibit 10.16 to
                       Fluor's annual report on Form 10-K for the fiscal year ended October 31,
                       1983 and incorporated herein by reference]
             10.15     1988 Fluor Executive Stock Plan (as amended and restated effective
                       October 1, 1993) [filed as Exhibit 10.15 to Fluor's quarterly report on
                       Form 10-Q for the quarterly period ended April 30, 1994 and incorporated herein by reference]
             10.16     Fluor Corporation Change of Control Compensation Plan (as amended and restated by Second Amendment effective October 1, 1989) [filed as
                       Exhibit 10.19 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1989 and incorporated herein by reference]
             10.17     Fluor Special Executive Incentive Plan (as amended effective October 1,
                       1993) [filed as Exhibit 10.17 to Fluor's quarterly report on Form 10-Q for the quarterly period ended April 30, 1994 and incorporated herein by reference]
             10.18     Retirement Plan for Outside Directors (effective as of May 1, 1992)
                       [filed as Exhibit 10.18 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference]
             10.19     Officer Severance Plan (effective as of March 7, 1994)

                                             OTHER CONTRACTS
             10.20     Concourse Lease dated as of July 26, 1985 between Fluor Corporation and
                       Fluor Engineers, Inc. (an entity now having the corporate name of Fluor
                       Daniel, Inc.) with respect to a portion of the International
                       Headquarters facility located in Irvine, California, formerly owned by
                       Fluor (the "Irvine facility"); Schedule of substantially identical
                       Building Pod Lease and Corporate Tower Lease; and Assignment of Master
                       Leases dated July 26, 1985, assigning Fluor's lessor interest to Crow
                       Winthrop Operating Partnership ("CWOP") [filed as Exhibit 10.21 to
                       Fluor's annual report on Form 10-K for the fiscal year ended October 31,
                       1985 and incorporated herein by reference]
             10.21     Amendment to Master Leases by and between CWOP, Fluor Daniel, Inc. and
                       Fluor Corporation dated as of November 1, 1989 with respect to the
                       Irvine facility [filed as Exhibit 10.19 to Fluor's annual report on Form
                       10-K for the fiscal year ended October 31, 1991 and incorporated here in by reference]

              13       1994 Annual Report to stockholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this report, Fluor's 1994 Annual Report to stockholders is not deemed to be filed as part of this report)
              21       Fluor Corporation Subsidiaries
              23       Consent of Independent Auditors -- Ernst & Young LLP
              24.1     Manually signed Power of Attorney executed by certain Fluor directors and officers
              24.2     Manually signed Powers of Attorney executed by certain Fluor directors
              27       Financial Data Schedule

     (b) Reports on Form 8-K:

         None were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FLUOR CORPORATION

January 27, 1995
                                          By             J.M. CONAWAY
                                             ---------------------------------
                                               J. M. Conaway, Vice President
                                                and Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                TITLE                     DATE
- ---------------------------------------------  ------------------------------  -----------------
PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

                      *                        Director, Chairman of the       January 27, 1995
- ---------------------------------------------  Board and Chief Executive
                L. G. McCraw                   Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:


                J. M. CONAWAY                  Vice President and Chief        January 27, 1995
- ---------------------------------------------  Financial Officer
                J. M. Conaway

OTHER DIRECTORS:

                      *                        Director                        January 27, 1995
- ---------------------------------------------
                 H. K. Coble

                      *                        Director                        January 27, 1995
- ---------------------------------------------
                 P. J. Fluor

                      *                        Director                        January 27, 1995
- ---------------------------------------------
                D. P. Gardner

                      *                        Director                        January 27, 1995
- ---------------------------------------------
                 W. R. Grant

                      *                        Director                        January 27, 1995
- ---------------------------------------------
                 B. R. Inman

                      *                        Director                        January 27, 1995
- ---------------------------------------------
                R. V. Lindsay

                      *                        Director                        January 27, 1995
- ---------------------------------------------
               V. S. Martinez

                      *                        Director                        January 27, 1995
- ---------------------------------------------
                  B. Mickel

                      *                        Director                        January 27, 1995
- ---------------------------------------------
                 M. R. Seger

       *By            A. M. OLDHAM
           ----------------------------------
                      A. M. Oldham,
                    Attorney-in-fact

     Manually signed Powers of Attorney authorizing L. N. Fisher, A. M. Oldham and P. J. Trimble and each of them, to sign the annual report on Form 10-K for the fiscal year ended October 31, 1994 and any amendments thereto as attorneys-in-fact for certain directors and officers of the registrant are included herein as Exhibits 24.1 and 24.2.

                               FLUOR CORPORATION

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                   ITEM 14(A)

1.  FINANCIAL STATEMENTS

     The following financial statements are contained in Fluor's 1994 Annual Report to stockholders:

          Consolidated Balance Sheet at October 31, 1994 and 1993

          Consolidated Statement of Earnings for the years ended October 31, 1994, 1993 and 1992

          Consolidated Statement of Cash Flows for the years ended October 31, 1994, 1993 and 1992

          Consolidated Statement of Shareholders' Equity for the years ended October 31, 1994, 1993 and 1992

          Notes to Consolidated Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES

     All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                                 EXHIBIT INDEX

                                                                               SEQUENTIALLY
EXHIBIT                                                                          NUMBERED
  NO.                                DESCRIPTION                                   PAGE
- -------     -------------------------------------------------------------  ---------------------
   3.1      Restated Certificate of Incorporation of Fluor Corporation
            [filed as Exhibit 3.1 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1987 and incorporated herein by reference]
   3.2      Restated Bylaws (as amended effective January 19, 1995) of
            Fluor Corporation
   4.1      Fluor Corporation Dividend Reinvestment Plan (effective as of
            January 1, 1994) [filed as Exhibit 4.2 to Fluor's annual
            report on Form 10-K for the fiscal year ended October 31,
            1993 and incorporated herein by reference]

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

                                                                               SEQUENTIALLY
EXHIBIT                                                                          NUMBERED
  NO.                                DESCRIPTION                                   PAGE
- -------     -------------------------------------------------------------  ---------------------
 10.10      Executive Tax Services Plan (as amended and effective as of
            November 1, 1993) [filed as Exhibit 10.10 to Fluor's annual report on Form 10-K for the fiscal year ended October 31,
            1993 and incorporated herein by reference]
 10.11      Executive Personal Financial Counseling Plan (as amended and effective as of November 1, 1993) [filed as Exhibit 10.11 to
            Fluor's annual report on Form 10-K for the fiscal year ended
            October 31, 1993 and incorporated herein by reference]
 10.12      Company Automobile Policy Summary [filed as Exhibit 10.15 to
            Fluor's annual report on Form 10-K for the fiscal year ended
            October 31, 1989 and incorporated herein by reference]
 10.13      Fluor Excess Benefit Plan (as amended by Second Amendment
            effective December 9, 1986) [filed as Exhibit 10.16 to
            Fluor's annual report on Form 10-K for the fiscal year ended
            October 31, 1986 and incorporated herein by reference]
 10.14      Fluor Executives' Supplemental Benefit Plan (as amended by
            First Amendment effective November 15, 1983) [filed as
            Exhibit 10.16 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1983 and incorporated herein by reference]
 10.15      1988 Fluor Executive Stock Plan (as amended and restated
            effective October 1, 1993) [filed as Exhibit 10.15 to Fluor's quarterly report on Form 10-Q for the quarterly period ended
            April 30, 1994 and incorporated herein by reference]
 10.16      Fluor Corporation Change of Control Compensation Plan (as
            amended and restated by Second Amendment effective October 1,
            1989) [filed as Exhibit 10.19 to Fluor's annual report on
            Form 10-K for the fiscal year ended October 31, 1989 and
            incorporated herein by reference]
 10.17      Fluor Special Executive Incentive Plan (as amended effective
            October 1, 1993) [filed as Exhibit 10.17 to Fluor's quarterly report on Form 10-Q for the quarterly period ended April 30,
            1994 and incorporated herein by reference]
 10.18      Retirement Plan for Outside Directors (effective as of May 1,
            1992) [filed as Exhibit 10.18 to Fluor's annual report on
            Form 10-K for the fiscal year ended October 31, 1992 and
            incorporated herein by reference]
 10.19      Officer Severance Plan (effective as of March 7, 1994)

                                   OTHER CONTRACTS
 10.20      Concourse Lease dated as of July 26, 1985 between Fluor
            Corporation and Fluor Engineers, Inc. (an entity now having the corporate name of Fluor Daniel, Inc.) with respect to a portion of the International Headquarters facility located in Irvine, California, formerly owned by Fluor (the "Irvine facility"); Schedule of substantially identical Building Pod
            Lease and Corporate Tower Lease; and Assignment of Master
            Leases dated July 26, 1985, assigning Fluor's lessor interest to Crow Winthrop Operating Partnership ("CWOP") [filed as
            Exhibit 10.21 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1985 and incorporated herein by reference]

                                                                               SEQUENTIALLY
EXHIBIT                                                                          NUMBERED
  NO.                                DESCRIPTION                                   PAGE
- -------     -------------------------------------------------------------  ---------------------
 10.21      Amendment to Master Leases by and between CWOP, Fluor Daniel,
            Inc. and Fluor Corporation dated as of November 1, 1989 with respect to the Irvine facility [filed as Exhibit 10.19 to
            Fluor's annual report on Form 10-K for the fiscal year ended
            October 31, 1991 and incorporated here in by reference]
 13         1994 Annual Report to stockholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this report, Fluor's 1994 Annual Report to
            stockholders is not deemed to be filed as part of this
            report)
 21         Fluor Corporation Subsidiaries
 23         Consent of Independent Auditors -- Ernst & Young LLP
 24.1       Manually signed Power of Attorney executed by certain Fluor directors and officers
 24.2       Manually signed Powers of Attorney executed by certain Fluor directors
 27         Financial Data Schedule