Form 10-Q
period 1995-01-31
FLUOR CORP/DE/
filed 1995-03-16
CIK 37748

SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549

			     FORM 10-Q

     (Mark One)

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	  SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended January 31, 1995

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

		       Yes ( X )         No  (   )

     As of February 28, 1995 there were 82,736,969 shares of common stock outstanding.










			  FLUOR CORPORATION

			      FORM 10-Q

			  January 31, 1995

			 TABLE OF CONTENTS



							     PAGE
     Part I:     Financial Information

       Condensed Consolidated Statement of Earnings for
	the Three Months Ended January 31, 1995 and 1994..    2

       Condensed Consolidated Balance Sheet at January 31,
	1995 and October 31, 1994.........................    3

       Condensed Consolidated Statement of Cash Flows for
	the Three Months Ended January 31, 1995 and 1994..    5

       Notes to Condensed Consolidated Financial
	Statements........................................    6

       Management's Discussion and Analysis of Financial
	Condition and Results of Operations...............    8

       Condensed Consolidated Changes in Backlog..........    11


     Part II:    Other Information........................    12


     Signatures...........................................    13



















		     Part I:  Financial Information

			 FLUOR CORPORATION
	    CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
		Three Months Ended January 31, 1995 and 1994
		 (In Thousands Except Per Share Amounts)
				UNAUDITED

						1995         1994

     REVENUES.............................. $2,059,626   $2,057,665

     COSTS AND EXPENSES
       Cost of revenues....................  1,974,695    1,976,626
       Corporate administrative and
	general expenses...................      9,606       10,680
       Interest expense....................      3,320        4,230
       Interest income.....................     (7,119)      (4,869)
     Total Costs and Expenses..............  1,980,502    1,986,667

     EARNINGS BEFORE INCOME TAXES..........     79,124       70,998

     INCOME TAX EXPENSE....................     28,801       27,000

     NET EARNINGS.......................... $   50,323   $   43,998

     NET EARNINGS PER SHARE................ $     0.61   $     0.53

     DIVIDENDS PER COMMON SHARE............ $     0.15   $     0.13

     SHARES USED TO CALCULATE EARNINGS PER
       SHARE...............................     82,966       82,415









     See Accompanying Notes.











				   -2-
			    FLUOR CORPORATION
		CONDENSED CONSOLIDATED BALANCE SHEET
		   January 31, 1995 and October 31, 1994
			 (Dollars in Thousands)

				 ASSETS


					     January 31,  October 31,
						1995        1994 *
					     (Unaudited)
     Current Assets
       Cash and cash equivalents........... $  313,840   $  374,468
       Marketable securities...............    111,893      117,618
       Accounts and notes receivable.......    333,163      318,672
       Contract work in progress...........    250,002      308,877
       Deferred taxes......................     52,851       56,967
       Inventory and other current assets..     96,138       81,861
	Total Current Assets...............  1,157,887    1,258,463


     Property, plant and equipment (net
       of accumulated depreciation,
       depletion and amortization of
       $537,626 and $514,145, respectively)  1,319,383    1,274,437
     Investments and goodwill, net.........     74,535       71,596
     Other.................................    231,649      220,272
					    $2,783,454   $2,824,768








     (Continued On Next Page)










     * Amounts at October 31, 1994 have been derived from audited financial statements.




				  -3-
			 FLUOR CORPORATION
		CONDENSED CONSOLIDATED BALANCE SHEET
		   January 31, 1995 and October 31, 1994
			 (Dollars in Thousands)

		    LIABILITIES AND SHAREHOLDERS' EQUITY


					     January 31,  October 31,
						1995        1994 *
					     (Unaudited)
     Current Liabilities
       Accounts and notes payable.......... $  254,113   $  333,244
       Commercial paper....................     19,901       19,957
       Advance billings on contracts.......    260,031      220,101
       Accrued salaries, wages and
	benefit plans......................    185,418      199,506
       Other accrued liabilities...........    221,643      210,511
       Current portion of long-term debt...      3,217       38,001
	Total Current Liabilities..........    944,323    1,021,320

     Long-term debt due after one year.....     24,098       24,366
     Deferred taxes........................     40,099       45,199
     Other noncurrent liabilities..........    516,100      513,427
     Commitments and contingencies
     Shareholders' Equity
       Capital stock
	Preferred - authorized 20,000,000
	  shares without par value; none
	  issued
	Common - authorized 150,000,000
	  shares of $0.625 par value;
	  issued and outstanding -
	  82,730,575 shares and 82,507,568
	  shares, respectively.............     51,707       51,567
       Additional capital..................    507,940      498,804
       Retained earnings...................    722,163      684,249
       Unamortized executive stock plan
	expense............................    (22,562)     (14,472)
       Cumulative translation adjustments..       (414)         308
	Total Shareholders' Equity.........  1,258,834    1,220,456
					    $2,783,454   $2,824,768


     See Accompanying Notes.



     * Amounts at October 31, 1994 have been derived from audited financial statements.



				  -4-
			   FLUOR CORPORATION
	   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
		Three Months Ended January 31, 1995 and 1994
			 (Dollars in Thousands)
				UNAUDITED

						1995         1994
     CASH FLOWS FROM OPERATING ACTIVITIES
       Net earnings........................ $   50,323   $   43,998
       Adjustments to reconcile net
	earnings to cash provided by
	operating activities:
	  Depreciation, depletion and
	    amortization...................     32,929       27,134
	  Discontinued operations..........         --       (3,138)
	  Deferred taxes...................        627          906
	  Change in operating assets and
	    liabilities....................    (11,936)      50,353
	  Other, net.......................    (11,452)       3,351

     Cash provided by operating activities.     60,491      122,604

     CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures................    (81,644)     (64,644)
       Sale of marketable securities, net..      5,725        9,700
       Proceeds from sale of property,
	plant and equipment................      3,706        2,766
       Investments.........................     (1,377)        (264)
       Other, net..........................       (136)        (204)

     Cash utilized by investing activities.    (73,726)     (52,646)

     CASH FLOWS FROM FINANCING ACTIVITIES
       Decrease in note payable to
	affiliate..........................         --      (16,350)
       Payments on long-term debt..........    (35,052)         (72)
       Cash dividends paid.................    (12,409)     (10,672)
       Stock options exercised............         439        1,852
       Other, net..........................       (371)        (566)

     Cash utilized by financing activities.    (47,393)     (25,808)

     Increase (decrease) in cash and cash
       equivalents.........................    (60,628)      44,150
     Cash and cash equivalents at
       beginning of period.................    374,468      214,844

     Cash and cash equivalents at end of
       period.............................. $  313,840   $  258,994

     See Accompanying Notes.


				  -5-
			   FLUOR CORPORATION
	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

				UNAUDITED

     (1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the company's October 31, 1994 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended January 31, 1995 are not necessarily indicative of results that can be expected for the full year.

	  The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at January 31, 1995 and its consolidated results of operations for the three months ended January 31, 1995 and 1994 and cash flows for the three months ended January 31, 1995 and 1994.


     (2) Earnings per share is based on the weighted average number of common and, when appropriate, common equivalent shares outstanding in each period. Common equivalent shares are included when the effect of the potential exercise of stock options is dilutive.


     (3)  Inventories comprise the following:

					     January 31, October 31,
						1995         1994
						 ($ in thousands)

	  Coal...........................  $   26,394   $   24,289
	  Supplies and other.............      33,466       28,414
					   $   59,860   $   52,703


     (4) Cash paid for interest was $1.8 million and $3.0 million for the three month periods ended January 31, 1995 and 1994, respectively. Income tax payments, net of refunds, were $15 million and $7 million during the three month periods ended January 31, 1995 and 1994, respectively.


				  -6-
     (5) Effective November 1, 1994, the company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), which requires that the carrying value of debt and equity securities be adjusted according to guidelines based on their classification as held-to-maturity, available-for-sale or trading. Management determines classification at the time of purchase and reevaluates its appropriateness at each balance sheet date. The company's investments primarily include short-term, highly liquid investment grade securities which are usually sold before their maturity. Accordingly, all investment securities are considered to be available-for-sale and carried at fair value. As of January 31, 1995 and October 31, 1994 there were no material gross unrealized gains or losses as the carrying value of the security portfolio approximated fair value. Gross realized gains and losses on sales of securities for the three months ended January 31, 1995 and 1994 were not material. The cost of securities sold is based on the specific identification method. As of January 31, 1995 approximately $75 million of securities mature within the next year, approximately $20 million mature in the next one to three years and approximately $17 million mature after three years.





























				  -7-
			     FLUOR CORPORATION
		  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	       FINANCIAL CONDITION AND RESULTS OF OPERATIONS





     The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes.


     RESULTS OF OPERATIONS

     Revenues for the three month period ended January 31, 1995 were $2.1 billion, level with the same period in 1994. Net earnings for the three month period ended January 31, 1995 were $50.3 million compared with $44.0 million for the same period in 1994. The increase in net earnings is due primarily to higher earnings for the Engineering and Construction segment, higher interest income and lower corporate general and administrative expense.


     ENGINEERING AND CONSTRUCTION

     Revenues for the Engineering and Construction segment for the three month period ended January 31, 1995 were level with the same period in 1994. Engineering and Construction operating profit increased 6 percent in the first quarter of 1995 compared with the first quarter of 1994 due primarily to improved margins. Reported margins may fluctuate from time to time as a result of changes in the mix of engineering and design services and construction related services. New awards for the three months ended January 31, 1995 and 1994 were both $2.3 billion. New awards within the Process sector represented approximately 57 percent of total new awards for the first quarter. In addition, approximately 51 percent of total new awards was for projects located outside the United States. The large size and uncertain timing of new awards can create variability in the company's award pattern, consequently, future award trends are difficult to predict with certainty.









				  -8-
     The following table sets forth backlog for each of the company's business sectors:



				January 31,  October 31,  January 31,
	($ in millions)            1995         1994         1994

	Process                      7,568        7,668        7,981

	Industrial                   3,969        3,564        3,330

	Power/Government             2,253        2,369        2,960

	Diversified Services           326          421          544


	Total                       14,116       14,022       14,815


     The ratio of international to total backlog was 51 percent at January 31, 1995.


     COAL

     Revenues for the Coal segment increased 11 percent for the three month period ended January 31, 1995 compared with the same period in 1994 due primarily to a 20 percent increase in the sales volume of produced coal. Increased sales volume resulted from strong sales of metallurgical coal, which more than offset softer market conditions for steam coal stemming from relatively mild weather during the quarter. Gross margin increased due to the higher sales volume partially offset by higher production costs per ton. Increased production costs resulted from fixed cost incurred during the temporary shut-down of certain steam coal mines due to the softer steam coal market. Operating profit for the three months ended January 31, 1995 increased 2 percent compared with the three months ended January 31, 1994 due primarily to increased gross margin. Brokered coal sales revenues and related cost of sales are netted and classified as other operating profit in 1995. Margins contributed from brokered coal sales have been immaterial as brokered coal volume has been replaced with produced coal from reserves acquired in recent years.


     OTHER

     Corporate administrative and general expenses decreased $1.1 million for the three months ended January 31, 1995, compared


				  -9-
     with the same period of 1994 due primarily to lower corporate overhead and stock price driven compensation plan expense, partially offset by higher performance driven compensation plans expense.
     Net interest income for the three months ended January 31, 1995 increased $3.2 million compared with 1994 due to higher interest earning assets, higher interest rates and the prepayment of a
     13.5 percent $34.7 million note in the first quarter of 1995.

     The effective income tax rate for the three month period ended January 31, 1995 decreased compared with the same period for 1994 as a result of reductions in foreign taxes within jurisdictions where the rate exceeds the U.S. statutory rate, and a decrease in items without tax effect.

     The company does not have substantial net assets or liabilities denominated in foreign currencies and, therefore, does not have significant risk to currency fluctuations. Although there has been a continued market devaluation in the Mexican peso since the official government devaluation on December 20, 1994, the company believes that its investment in ICA Fluor Daniel has not been permanently impaired as prospects remain for long-term engineering and construction work in Mexico.

     Effective November 1, 1994, the company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The adoption of SFAS No. 115 had no material impact on results of operations or financial position.


     FINANCIAL POSITION AND LIQUIDITY

     The company expects to have adequate resources available from cash and short-term investments currently on hand, plus available revolving credit facilities, capital market sources, and its commercial paper program to provide for its financing needs for the foreseeable future.

     For the three months ended January 31, 1995, capital expenditures were $81.6 million including $47.4 million related to coal mine development. Dividends paid in the three months ended January 31, 1995 were $12.4 million ($.15 per share) compared with $10.7 million ($.13 per share) for the same period of 1994.

     The long-term debt to total capital ratio decreased to 1.9 percent at January 31, 1995, compared with 2.0 percent at October 31, 1994, due to the increase in shareholders' equity primarily from earnings net of dividends.




				  -10-
			   FLUOR CORPORATION
	      CONDENSED CONSOLIDATED CHANGES IN BACKLOG
			  (Dollars in Millions)

				UNAUDITED



     For the Three Months Ended January 31,     1995         1994

     Backlog - beginning of period.......   14,021.9     14,753.5
     New awards..........................    2,251.9      2,334.2
     Adjustments and cancellations, net..     (317.8)      (407.3)
     Work performed......................   (1,840.3)    (1,865.5)

     Backlog - end of period.............   14,115.7     14,814.9





































				  -11-
			   FLUOR CORPORATION

		      PART II - Other Information


     Item 6.    Exhibits and Reports on Form 8-K.

		(a)    Exhibits.

		       10.13 Third Amendment to and Restatement of the Fluor Excess Benefit Plan (adopted as of December 6, 1994)

		       10.15   1988 Fluor Executive Stock Plan (as
			       amended and restated effective
			       December 6, 1994)

		       10.17 Fluor Special Executive Incentive Plan (as amended and restated effective
			       December 6, 1994)

		       10.20   Directors' Achievement Award Program
			       (adopted as of December 6, 1994)


		(b)    Reports on Form 8-K.  None.



























				  -12-
			       SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


			    FLUOR CORPORATION
			       (Registrant)




     Date: March 16, 1995       /s/ J. Michal Conaway
				J.  Michal Conaway, Vice President
				and Chief Financial Officer
				(Principal Accounting Officer)

































				  -13-