Form 10-Q
period 1995-04-30
FLUOR CORP/DE/
filed 1995-06-14
CIK 37748

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                             FORM 10-Q

     (Mark One)

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 30, 1995

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

                       Yes ( X )         No  (   )


     As of May 31, 1995 there were 82,766,165 shares of common stock outstanding.




                         FLUOR CORPORATION

                             FORM 10-Q

                          April 30, 1995

                        TABLE OF CONTENTS



                                                             PAGE
     Part I:     Financial Information

       Condensed Consolidated Statement of Earnings for
        the Three Months Ended April 30, 1995 and 1994....    2

       Condensed Consolidated Statement of Earnings for
        the Six Months Ended April 30, 1995 and 1994......    3

       Condensed Consolidated Balance Sheet at April 30,
        1995 and October 31, 1994.........................    4

       Condensed Consolidated Statement of Cash Flows for
        the Six Months Ended April 30, 1995 and 1994......    6

       Notes to Condensed Consolidated Financial
        Statements........................................    7

       Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............    9

       Condensed Consolidated Changes in Backlog..........    12


     Part II:    Other Information........................    13


     Signatures...........................................    16
















                     Part I:  Financial Information

                         FLUOR CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                Three Months Ended April 30, 1995 and 1994
                 (In Thousands Except Per Share Amounts)
                                UNAUDITED



                                                1995         1994

     REVENUES.............................. $2,229,313   $2,079,593

     COSTS AND EXPENSES
       Cost of revenues....................  2,133,971    1,991,323
       Corporate administrative and
        general expenses...................     12,451       13,332
       Interest expense....................      3,241        4,409
       Interest income.....................     (7,334)      (4,610)
     Total Costs and Expenses..............  2,142,329    2,004,454

     EARNINGS BEFORE INCOME TAXES..........     86,984       75,139

     INCOME TAX EXPENSE....................     31,662       27,400

     NET EARNINGS.......................... $   55,322   $   47,739

     NET EARNINGS PER SHARE................ $     0.66   $     0.58

     DIVIDENDS PER COMMON SHARE............ $     0.15   $     0.13

     SHARES USED TO CALCULATE EARNINGS PER
       SHARE...............................     83,251       82,815








     See Accompanying Notes.










                                   -2-
                         FLUOR CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                Six Months Ended April 30, 1995 and 1994
                 (In Thousands Except Per Share Amounts)
                                UNAUDITED



                                                1995         1994

     REVENUES.............................. $4,288,939   $4,137,258

     COSTS AND EXPENSES
       Cost of revenues....................  4,108,666    3,967,949
       Corporate administrative and
        general expenses...................     22,057       24,012
       Interest expense....................      6,561        8,639
       Interest income.....................    (14,453)      (9,479)
     Total Costs and Expenses..............  4,122,831    3,991,121

     EARNINGS BEFORE INCOME TAXES..........    166,108      146,137

     INCOME TAX EXPENSE....................     60,463       54,400

     NET EARNINGS.......................... $  105,645   $   91,737

     NET EARNINGS PER SHARE................ $     1.27   $     1.11

     DIVIDENDS PER COMMON SHARE............ $     0.30   $     0.26

     SHARES USED TO CALCULATE EARNINGS PER
       SHARE...............................     83,108       82,615









     See Accompanying Notes.











                                   -3-
                         FLUOR CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET
                   April 30, 1995 and October 31, 1994
                         (Dollars in Thousands)

                                 ASSETS


                                             April 30,    October 31,
                                                1995        1994 *
                                             (Unaudited)
     Current Assets
       Cash and cash equivalents........... $  312,487   $  374,468
       Marketable securities...............     98,677      117,618
       Accounts and notes receivable.......    369,641      318,672
       Contract work in progress...........    303,940      308,877
       Deferred taxes......................     46,251       56,967
       Inventory and other current assets..    105,376       81,861
        Total Current Assets...............  1,236,372    1,258,463


     Property, plant and equipment (net
       of accumulated depreciation,
       depletion and amortization of
       $563,068 and $514,145, respectively)  1,360,071    1,274,437
     Investments and goodwill, net.........     63,235       71,596
     Other.................................    227,590      220,272
                                            $2,887,268   $2,824,768








     (Continued On Next Page)










     * Amounts at October 31, 1994 have been derived from audited financial statements.




                                  -4-
                         FLUOR CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET
                   April 30, 1995 and October 31, 1994
                         (Dollars in Thousands)

                    LIABILITIES AND SHAREHOLDERS' EQUITY


                                             April 30,    October 31,
                                                1995        1994 *
                                             (Unaudited)
     Current Liabilities
       Accounts and notes payable.......... $  309,762   $  333,244
       Commercial paper....................     19,934       19,957
       Advance billings on contracts.......    251,025      220,101
       Accrued salaries, wages and
        benefit plans......................    212,645      199,506
       Other accrued liabilities...........    210,149      210,511
       Current portion of long-term debt...      3,143       38,001
        Total Current Liabilities..........  1,006,658    1,021,320

     Long-term debt due after one year.....     23,902       24,366
     Deferred taxes........................     40,002       45,199
     Other noncurrent liabilities..........    511,793      513,427
     Commitments and contingencies
     Shareholders' Equity
       Capital stock
        Preferred - authorized 20,000,000
          shares without par value; none
          issued
        Common - authorized 150,000,000
          shares of $0.625 par value;
          issued and outstanding -
          82,747,938 shares and 82,507,568
          shares, respectively.............     51,717       51,567
       Additional capital..................    508,479      498,804
       Retained earnings...................    765,073      684,249
       Unamortized executive stock plan
        expense............................    (21,598)     (14,472)
       Cumulative translation adjustments..      1,242          308
        Total Shareholders' Equity.........  1,304,913    1,220,456
                                            $2,887,268   $2,824,768


     See Accompanying Notes.



     * Amounts at October 31, 1994 have been derived from audited financial statements.



                                  -5-
                         FLUOR CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                Six Months Ended April 30, 1995 and 1994
                         (Dollars in Thousands)
                                UNAUDITED

                                                1995         1994
     CASH FLOWS FROM OPERATING ACTIVITIES
       Net earnings........................ $  105,645   $   91,737
       Adjustments to reconcile net
        earnings to cash provided by
        operating activities:
          Depreciation, depletion and
            amortization...................     68,449       55,656
          Deferred taxes...................      4,079       (5,393)
          Equity earnings, net of
           distributions...................     12,781       (3,751)
          Change in operating assets and
            liabilities....................    (48,495)      99,511
          Other, net.......................     (9,404)      24,502

     Cash provided by operating activities.    133,055      262,262

     CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures................   (160,253)    (108,072)
       Sale (purchase) of marketable
        securities, net....................     18,941      (13,589)
       Initial cash proceeds from sale of
        discontinued operations, excluding
        tax benefits.......................         --       51,869
       Proceeds from sale of property,
        plant and equipment................      8,158        7,952
       Investments.........................     (5,435)       1,770
       Other, net..........................      4,226        1,402

     Cash utilized by investing activities.   (134,363)     (58,668)

     CASH FLOWS FROM FINANCING ACTIVITIES
       Decrease in note payable to
        affiliate..........................         --      (15,092)
       Payments on long-term debt..........    (35,528)        (490)
       Cash dividends paid.................    (24,821)     (21,381)
       Stock options exercised.............        955       10,653
       Other, net..........................     (1,279)      (1,076)

     Cash utilized by financing activities.    (60,673)     (27,386)

     Increase (decrease) in cash and cash
       equivalents.........................    (61,981)     176,208
     Cash and cash equivalents at
       beginning of period.................    374,468      214,844

     Cash and cash equivalents at end of
       period.............................. $  312,487   $  391,052

     See Accompanying Notes.

                                  -6-
                          FLUOR CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                UNAUDITED

     (1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the company's October 31, 1994 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended April 30, 1995 are not necessarily indicative of results that can be expected for the full year.

          The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at April 30, 1995 and its consolidated results of operations for the three and six months ended April 30, 1995 and 1994 and cash flows for the six months ended April 30, 1995 and 1994.


     (2) Earnings per share is based on the weighted average number of common and, when appropriate, common equivalent shares outstanding in each period. Common equivalent shares are included when the effect of the potential exercise of |stock options is dilutive.


     (3)  Inventories comprise the following:

                                              April 30,   October 31,
                                                1995         1994
                                                  ($ in thousands)

          Coal...........................  $    35,363   $    24,289
          Supplies and other.............       31,291        28,414
                                           $    66,654   $    52,703


     (4) Cash paid for interest was $3.8 million and $6.2 million for the six month periods ended April 30, 1995 and 1994, respectively. Income tax payments, net of refunds, were $60.4 million and $30.8 million during the six month periods ended April 30, 1995 and 1994, respectively.


                                  -7-
     (5) Effective November 1, 1994, the company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), which requires that the carrying value of debt and equity securities be adjusted according to guidelines based on their classification as held-to-maturity, available-for-sale or trading. Management determines classification at the time of purchase and reevaluates its appropriateness at each balance sheet date. The company's investments primarily include short-term, highly liquid investment grade securities which are usually sold before their maturity. Accordingly, all investment securities are considered to be available-for-sale and carried at fair value. As of April 30, 1995 and November 1, 1994 there were no material gross unrealized gains or losses as the carrying value of the security portfolio approximated fair value. Gross realized gains and losses on sales of securities for the three and six months ended April 30, 1995 were not material. The cost of securities sold is based on the specific identification method. As of April 30, 1995 approximately $54 million of securities mature within the next year, approximately $31 million mature in the next one to three years and approximately $14 million mature after three years.





























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


     RESULTS OF OPERATIONS

     Revenues increased 7 percent and 4 percent, respectively, for the three and six month periods ended April 30, 1995, compared with the same periods of 1994. Net earnings for the three and six months ended April 30, 1995 were $55.3 million and $105.6 million, respectively, compared with net earnings of $47.7 million and $91.7 million, respectively, for the same periods of 1994. The increases in net earnings are due primarily to higher earnings for both the Engineering and Construction and Coal segments, higher interest income and lower corporate general and administrative expense.


     ENGINEERING AND CONSTRUCTION

     Revenues for the Engineering and Construction segment increased 8 percent and 4 percent, respectively, for the three and six month periods ended April 30, 1995 compared with the same periods of 1994, primarily due to an increase in work performed. Engineering and Construction operating profits increased 6 percent for both the three and six month periods ended April 30, 1995 compared with the same periods of 1994 primarily due to the increased volume of work performed, partially offset by higher levels of investment spending for strategic business development. Reported margins may fluctuate from time to time as a result of changes in the mix of engineering and design services and construction related services. New awards for the three and six month periods ended April 30, 1995 were $2.7 billion and $5.0 billion, respectively, compared with $2.2 billion and $4.5 billion for the same periods of 1994. Approximately 70 and 62 percent, respectively, of new awards for the three and six months ended April 30, 1995 were for projects located outside the United States. New awards for the three months ended April 30, 1995 included over $1.0 billion relating to work to be performed on a power project located in Paiton, Indonesia. The large size and uncertain timing of new awards can create variability in the company's award pattern, consequently, future award trends are difficult to predict with certainty.

                                  -9-
     The following table sets forth backlog for each of the company's business sectors:

                                April 30,    October 31,   April 30,
        ($ in millions)            1995         1994          1994

        Process                $   7,175      $   7,668   $   7,926

        Industrial                 3,723          3,564       3,560

        Power/Government           3,214          2,369       2,869

        Diversified Services         292            421         495

        Total                  $  14,404      $  14,022   $  14,850

     Approximately 56 percent of backlog at April 30, 1995 relates to projects located outside of the United States compared with 51 percent at October 31, 1994 and 45 percent at April 30, 1994.


     COAL

     Revenues from produced coal increased 6 percent and 13 percent, respectively, for the three and six month periods ended
     April 30, 1995 compared with the same periods of 1994. These increases were primarily due to increased sales volume of metallurgical coal, which more than offset lower demand for steam coal stemming from relatively mild winter weather. Brokered coal sales and margins in the three and six months ended April 30, 1995 and 1994 were immaterial as brokered coal volume has been replaced with produced coal from reserves acquired in recent years. Accordingly, brokered coal sales are excluded from revenue in 1995 and related gross margin is classified as other operating profit. Prior periods have not been restated. Operating profit increased 20 percent and 11 percent, respectively, for the three and six months ended April 30, 1995 compared with the same periods of 1994, due primarily to increased sales volume of metallurgical coal which has a higher gross margin than steam coal. This was partially offset by the continuation of fixed costs related to certain steam coal mines that were temporarily shutdown due to the soft steam coal market.


     OTHER

     Corporate administrative and general expenses decreased approximately $.9 million and $2.0 million, respectively, for the three and six months ended April 30, 1995 compared with the same



                                  -10-
     periods in 1994, primarily due to lower corporate overhead partially offset by higher stock price and performance driven compensation plans expense. Net interest income for the three and six months ended April 30, 1995 increased $3.9 million and $7.1 million, respectively, due to higher interest rates and the prepayment of a 13.5 percent $34.7 million note in the first quarter of 1995.

     The effective income tax rate for the six month period ended
     April 30, 1995 was essentially unchanged from the same period of 1994.

     The company does not have substantial net assets or liabilities denominated in foreign currencies and, therefore, does not have significant risk to currency fluctuations. Although there has been additional market devaluation in the Mexican peso since the official government devaluation on December 20, 1994, the company believes that its investment in ICA Fluor Daniel has not been permanently impaired as prospects remain for long-term engineering and construction work in Mexico.

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

     The change in operating assets and liabilities for the six months ended April 30, 1995 resulted primarily from higher coal inventory due to lower demand for steam coal stemming from relatively mild winter weather, and higher coal receivables from increased metallurgical coal sales.

     For the six months ended April 30, 1995, capital expenditures were $160.3 million including $85.6 million related primarily to mine development at Massey. Dividends paid in the six months ended April 30, 1995 were $24.8 million (.30 per share) compared with $21.4 million ($.26 per share) for the same period of 1994.





                                  -11-
                           FLUOR CORPORATION
              CONDENSED CONSOLIDATED CHANGES IN BACKLOG
                          (Dollars in Millions)

                                UNAUDITED



     For the Three Months Ended April 30,      1995         1994

     Backlog - beginning of period....... $  14,115.7   $ 14,814.9
     New awards..........................     2,719.3      2,172.3
     Adjustments and cancellations, net..      (422.9)      (277.6)
     Work performed......................    (2,007.9)    (1,859.5)

     Backlog - end of period............. $  14,404.2   $ 14,850.1



     For the Six Months Ended April 30,         1995         1994

     Backlog - beginning of period....... $  14,021.9   $ 14,753.5
     New awards..........................     4,971.2      4,506.5
     Adjustments and cancellations, net..      (740.7)      (684.9)
     Work performed......................    (3,848.2)    (3,725.0)

     Backlog - end of period............. $  14,404.2   $ 14,850.1


























                                  -12-
                          FLUOR CORPORATION

                     PART II - Other Information



     Item 4.    Submission of Matters to a Vote of Security Holders.

                (a)    Date of meeting.  The annual meeting of
                       stockholders of Fluor Corporation was held on March 14, 1995 at the Hyatt Regency Hotel
                       Irvine in Irvine, California.

                (b)    Election of Directors.

                       Directors elected -

                       Carroll A. Campbell

                       66,599,780  FOR
                          425,567  VOTED TO WITHHOLD AUTHORITY

                       Robert V. Lindsay

                       66,705,529  FOR
                          319,818  VOTED TO WITHHOLD AUTHORITY

                       Leslie G. McCraw

                       66,765,711  FOR
                          259,636  VOTED TO WITHHOLD AUTHORITY

                       Dr. Martha R. Seger

                       66,521,445  FOR
                          503,902  VOTED TO WITHHOLD AUTHORITY

                       Other directors continuing in office -

                       Hugh K. Coble
                       Peter J. Fluor
                       Dr. David P. Gardner
                       William R. Grant
                       Bobby R. Inman
                       Vilma S. Martinez
                       Buck Mickel







                                  -13-
                (c)    Matters voted upon.

                       Ratification of the appointment of Ernst &
                       Young LLP as auditors for the fiscal year ending October 31, 1995:

                       66,562,984  FOR
                          104,801  AGAINST
                              -0-  BROKER NON-VOTE

                       |Approval of the Stock Plan for Non-Employee
                       |Directors:

                       57,496,336  FOR
                        7,075,819  AGAINST
                        2,453,192  ABSTAIN
                              -0-  BROKER NON-VOTE

                (d) Terms of settlement between registrant and any other participant. None.

































                                  -14-
                          FLUOR CORPORATION

                     PART II - Other Information


     Item 6.    Exhibits and Reports on Form 8-K.

                (a)    Exhibits.

                       10.4 Fluor Corporation Deferred Directors' Fees Program (as amended through
                                July 31, 1992)

                       10.21    Fluor Corporation Stock Plan For
                                Non-Employee Directors (adopted
                                effective March 14, 1995)

                (b)    Reports on Form 8-K.  None.


































                                  -15-
                               SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            FLUOR CORPORATION
                               (Registrant)




     Date: June 14, 1995        /s/ J. Michal Conaway
                                    J. Michal Conaway, Vice President
                                    and Chief Financial Officer





     Date: June 14, 1995        /s/ V.L. Prechtl
                                    V.L. Prechtl, Vice President and
                                    Controller

























                                  -16-