Form 10-Q
period 1995-07-31
FLUOR CORP/DE/
filed 1995-09-14
CIK 37748

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                             FORM 10-Q

     (Mark One)

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 31, 1995

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

                       Yes ( X )         No  (   )


     As of August 31, 1995 there were 83,023,593 shares of common stock outstanding.




                           FLUOR CORPORATION

                               FORM 10-Q

                             July 31, 1995

                           TABLE OF CONTENTS



                                                             PAGE
     Part I:     Financial Information

       Condensed Consolidated Statement of Earnings for
        the Three Months Ended July 31, 1995 and 1994.....    2

       Condensed Consolidated Statement of Earnings for
        the Nine Months Ended July 31, 1995 and 1994......    3

       Condensed Consolidated Balance Sheet at July 31,
        1995 and October 31, 1994.........................    4

       Condensed Consolidated Statement of Cash Flows for
        the Nine Months Ended July 31, 1995 and 1994......    6

       Notes to Condensed Consolidated Financial
        Statements........................................    7

       Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............    9

       Condensed Consolidated Changes in Backlog..........    13


     Part II:    Other Information........................    14


     Signatures...........................................    15
















                     Part I:  Financial Information

                         FLUOR CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                Three Months Ended July 31, 1995 and 1994
                 (In Thousands Except Per Share Amounts)
                                UNAUDITED



                                                1995         1994

     REVENUES.............................. $2,436,831   $1,963,052

     COSTS AND EXPENSES
       Cost of revenues....................  2,335,885    1,873,675
       Corporate administrative and
        general expenses...................     12,793       14,726
       Interest expense....................      3,449        4,340
       Interest income.....................     (9,875)      (5,697)
     Total Costs and Expenses..............  2,342,252    1,887,044

     EARNINGS BEFORE INCOME TAXES..........     94,579       76,008

     INCOME TAX EXPENSE....................     34,427       27,700

     NET EARNINGS.......................... $   60,152   $   48,308

     NET EARNINGS PER SHARE................ $     0.72   $     0.58

     DIVIDENDS PER COMMON SHARE............ $     0.15   $     0.13

     SHARES USED TO CALCULATE EARNINGS PER
       SHARE...............................     83,542       83,001








     See Accompanying Notes.










                                   -2-
                           FLUOR CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                Nine Months Ended July 31, 1995 and 1994
                 (In Thousands Except Per Share Amounts)
                                UNAUDITED



                                                1995         1994

     REVENUES.............................. $6,725,770   $6,100,310

     COSTS AND EXPENSES
       Cost of revenues....................  6,444,551    5,841,624
       Corporate administrative and
        general expenses...................     34,850       38,738
       Interest expense....................     10,010       12,979
       Interest income.....................    (24,328)     (15,176)
     Total Costs and Expenses..............  6,465,083    5,878,165

     EARNINGS BEFORE INCOME TAXES..........    260,687      222,145

     INCOME TAX EXPENSE....................     94,890       82,100

     NET EARNINGS.......................... $  165,797   $  140,045

     NET EARNINGS PER SHARE................ $     1.99   $     1.69

     DIVIDENDS PER COMMON SHARE............ $     0.45   $     0.39

     SHARES USED TO CALCULATE EARNINGS PER
       SHARE...............................     83,253       82,744









     See Accompanying Notes.











                                   -3-
                         FLUOR CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET
                   July 31, 1995 and October 31, 1994
                         (Dollars in Thousands)

                                 ASSETS


                                              July 31,    October 31,
                                                1995        1994 *
                                             (Unaudited)
     Current Assets
       Cash and cash equivalents........... $  305,730   $  374,468
       Marketable securities...............    127,273      117,618
       Accounts and notes receivable.......    400,431      318,672
       Contract work in progress...........    328,234      308,877
       Deferred taxes......................     42,624       56,967
       Inventory and other current assets..     88,252       81,861
        Total Current Assets...............  1,292,544    1,258,463


     Property, plant and equipment (net
       of accumulated depreciation,
       depletion and amortization of
       $598,990 and $514,145, respectively)  1,388,135    1,274,437
     Investments and goodwill, net.........    109,965       71,596
     Other.................................    229,691      220,272
                                            $3,020,335   $2,824,768








     (Continued On Next Page)










     * Amounts at October 31, 1994 have been derived from audited financial statements.




                                  -4-
                         FLUOR CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET
                   July 31, 1995 and October 31, 1994
                         (Dollars in Thousands)

                    LIABILITIES AND SHAREHOLDERS' EQUITY


                                              July 31,    October 31,
                                                1995        1994 *
                                             (Unaudited)
     Current Liabilities
       Accounts and notes payable.......... $  308,028   $  333,244
       Commercial paper....................     24,918       19,957
       Advance billings on contracts.......    365,793      220,101
       Accrued salaries, wages and
        benefit plans......................    187,379      199,506
       Other accrued liabilities...........    185,105      210,511
       Current portion of long-term debt...        462       38,001
        Total Current Liabilities..........  1,071,685    1,021,320

     Long-term debt due after one year.....     26,516       24,366
     Deferred taxes........................     41,773       45,199
     Other noncurrent liabilities..........    514,408      513,427
     Commitments and contingencies
     Shareholders' Equity
       Capital stock
        Preferred - authorized 20,000,000
          shares without par value; none
          issued
        Common - authorized 150,000,000
          shares of $0.625 par value;
          issued and outstanding -
          82,970,584 shares and 82,507,568
          shares, respectively.............     51,857       51,567
       Additional capital..................    519,734      498,804
       Retained earnings...................    812,808      684,249
       Unamortized executive stock plan
        expense............................    (20,831)     (14,472)
       Cumulative translation adjustments..      2,385          308
        Total Shareholders' Equity.........  1,365,953    1,220,456
                                            $3,020,335   $2,824,768


     See Accompanying Notes.



     * Amounts at October 31, 1994 have been derived from audited financial statements.



                                  -5-
                         FLUOR CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                Nine Months Ended July 31, 1995 and 1994
                         (Dollars in Thousands)
                                UNAUDITED

                                                1995         1994
     CASH FLOWS FROM OPERATING ACTIVITIES
       Net earnings........................ $  165,797   $  140,045
       Adjustments to reconcile net
        earnings to cash provided by
        operating activities:
          Depreciation, depletion and
            amortization...................    106,177       84,678
          Deferred taxes...................      8,056       (4,958)
          Equity earnings in construction
           joint ventures, net of
           distributions...................    (16,438)     (11,367)
          Change in operating assets and
            liabilities....................    (22,002)      99,123
          Other, net.......................    (10,593)      14,723

     Cash provided by operating activities.    230,997      322,244

     CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures................   (225,588)    (171,829)
       Investments.........................    (11,032)       1,444
       Purchase of marketable securities...     (9,655)     (10,915)
       Initial cash proceeds from sale of
        discontinued operations, excluding
        tax benefits.......................         --       51,869
       Acquisition of ADP..................     (5,342)          --
       Proceeds from sale of property,
        plant and equipment................     11,462       11,443
       Other, net..........................      2,655        1,309

     Cash utilized by investing activities.   (237,500)    (116,679)

     CASH FLOWS FROM FINANCING ACTIVITIES
       Cash dividends paid.................    (37,238)     (32,103)
       Payments on long-term debt..........    (35,604)        (594)
       Decrease in note payable to
        affiliate..........................         --      (30,000)
       Increase (decrease) in short-term
        borrowings.........................      4,961      (15,070)
       Stock options exercised.............      6,808       11,658
       Other, net..........................     (1,162)      (2,811)

     Cash utilized by financing activities.    (62,235)     (68,920)

     Increase (decrease) in cash and cash
       equivalents.........................    (68,738)     136,645
     Cash and cash equivalents at
       beginning of period.................    374,468      214,844

     Cash and cash equivalents at end of
       period.............................. $  305,730   $  351,489


     See Accompanying Notes.

                                  -6-
                          FLUOR CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                UNAUDITED

     (1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the company's October 31, 1994 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended July 31, 1995 are not necessarily indicative of results that can be expected for the full year.

          The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at July 31, 1995 and its consolidated results of operations for the three and nine months ended July 31, 1995 and 1994 and cash flows for the nine months ended July 31, 1995 and 1994.


     (2) Earnings per share is based on the weighted average number of common and, when appropriate, common equivalent shares outstanding in each period. Common equivalent shares are included when the effect of the potential exercise of stock options is dilutive.


     (3)  Inventories comprise the following:

                                              July 31,    October 31,
                                                1995         1994
                                                  ($ in thousands)

          Coal...........................  $   18,383     $   24,289
          Supplies and other.............      29,500         28,414
                                           $   47,883     $   52,703


     (4) Cash paid for interest was $5.1 million and $9.2 million for the nine month periods ended July 31, 1995 and 1994, respectively. Income tax payments, net of refunds, were $71.0 million and $49.2 million during the nine month periods ended July 31, 1995 and 1994, respectively.


                                  -7-
     (5) Effective November 1, 1994, the company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), which requires that the carrying value of debt and equity securities be adjusted according to guidelines based on their classification as held-to-maturity, available-for-sale or trading. Management determines classification at the time of purchase and reevaluates its appropriateness at each balance sheet date. The company's investments primarily include short-term, highly liquid investment grade securities which are usually sold before their maturity. Accordingly, all investment securities are considered to be available-for-sale and carried at fair value. As of July 31, 1995 and November 1, 1994 there were no material gross unrealized gains or losses as the carrying value of the security portfolio approximated fair value. Gross realized gains and losses on sales of securities for the three and nine months ended July 31, 1995 were not material. The cost of securities sold is based on the specific identification method. As of July 31, 1995 approximately $71.1 million of securities mature within the next year, approximately $51.6 million mature in the next one to three years and approximately $4.6 million mature after three years.


     (6) In July 1995, the company acquired Anderson Debartolo Pan, Inc. ("ADP"), a privately held company providing professional services in engineering, architectural and construction management. ADP was acquired for a purchase price of $9.2 million consisting of $5.3 million in cash and 68,299 shares of the company's common stock. The acquisition has been accounted for as a purchase; accordingly, ADP's results of operations have been included in the company's consolidated financial statements from the July 28, 1995 acquisition date.

















                                  -8-
                           FLUOR CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes.


     RESULTS OF OPERATIONS

     Revenues increased 24 percent and 10 percent, respectively, for the three and nine month periods ended July 31, 1995, compared with the same periods of 1994. Net earnings for the three and nine months ended July 31, 1995 were $60.2 million and $165.8 million, respectively, compared with net earnings of $48.3 million and $140.0 million for the same periods of 1994. The increases in net earnings are due primarily to higher earnings for both the Engineering and Construction and Coal segments together with higher net interest income.


     ENGINEERING AND CONSTRUCTION

     Revenues for the Engineering and Construction segment increased 25 percent and 10 percent, respectively, for the three and nine month periods ended July 31, 1995 compared with the same periods of 1994, primarily due to an increase in work performed. Engineering and Construction operating profits increased 10 percent and 7 percent, respectively, for the three and nine months ended July 31, 1995 compared to the same periods of 1994 primarily due to the increased volume of work performed, partially offset by higher levels of investment spending for strategic business development. Reported margins may fluctuate from time to time as a result of changes in the mix of engineering and design services and construction related services. New awards for the three and nine month periods ended July 31, 1995 were $2.6 billion and $7.6 billion, respectively, compared with $2.3 billion and $6.8 billion for the same periods of 1994. Approximately 58 percent and 60 percent, respectively, of new awards for the three and nine months ended July 31, 1995 were for projects located outside the United States. New awards for the three months ended July 31, 1995 included approximately $700 million relating to work to be performed on a copper concentrator at the Alumbrera copper/gold mine in Argentina, and for the nine months ended



                                  -9-
     July 31, 1995 also included over $1.0 billion relating to a power plant to be constructed in Paiton, Indonesia. The large size and uncertain timing of new awards can create variability in the company's award pattern, consequently, future award trends are difficult to predict with certainty.

     The following table sets forth backlog for each of the company's Engineering and Construction business groups:

                                 July 31,    October 31,   July 31,
        ($ in millions)            1995         1994         1994

        Process                $    6,861   $    7,668   $    8,471

        Industrial                  4,090        3,564        3,336

        Power/Government            3,282        2,369        2,654

        Diversified Services          317          421          446

        Total                  $   14,550   $   14,022   $   14,907

     Approximately 56 percent of backlog at July 31, 1995 relates to projects located outside of the United States compared with 51 percent at October 31, 1994 and 50 percent at July 31, 1994. The Process group has experienced a reduction in backlog due primarily to high levels of work performed on international projects awarded in prior years. Backlog is adjusted as required to reflect project cancellations, deferrals, and revised project scope and cost, both upwards and downwards.


     COAL

     Produced coal revenues increased 22 percent and 16 percent, respectively, for the three and nine month periods ended July
     31, 1995 compared with the same periods of 1994. The increases were primarily due to increased sales volume of metallurgical coal, which more than offset lower demand for steam coal stemming from the continuing effects of relatively mild weather during the past nine months. Metallurgical coal sales have increased largely due to the capturing of a larger market share as the Coal segment continues to establish itself as the low cost producer in the industry. The Coal segment also provides a higher quality metallurgical coal that is more attractive to steel producers. Brokered coal sales and margins in the three and nine month periods ended July 31, 1995 and 1994 were immaterial as brokered coal volume has been replaced with produced coal from reserves acquired in recent years. Accordingly, brokered coal sales are netted with related cost



                                  -10-
     of revenues in 1995. Prior periods have not been restated. Operating profit increased 28 percent and 17 percent, respectively, for the three and nine month periods ended July 31, 1995 compared with the same periods of 1994. The increases were primarily due to increased sales volume of metallurgical coal which has a higher gross margin than steam coal.


     OTHER

     Corporate administrative and general expenses decreased approximately $1.9 million and $3.9 million, respectively, for the three and nine months ended July 31, 1995 compared with the same periods in 1994, due primarily to lower corporate overhead partially offset by higher performance driven compensation plan expense. Net interest income for the three and nine months ended July 31, 1995 increased $5.1 million and $12.1 million, respectively, due largely to higher returns on short-term investments and the prepayment of a 13.5 percent $34.7 million note in the first quarter of 1995.

     The effective income tax rates for the three and nine month periods ended July 31, 1995 were essentially unchanged from the same periods of 1994.

     The company does not have substantial net assets or liabilities denominated in foreign currencies and, therefore, does not have significant risk to currency fluctuations. Since the official government devaluation of the Mexican peso on December 20, 1994, the peso has experienced lower volatility in recent months. The company believes that its investment in ICA Fluor Daniel has not been permanently impaired as prospects remain for long-term engineering and construction work in Mexico.

     Effective November 1, 1994, the company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The adoption of SFAS No. 115 had no material impact on the results of operations or financial position.

     In July 1995, the company acquired Anderson Debartolo Pan, Inc. ("ADP"), a privately held company providing professional services in engineering, architectural and construction management. ADP was acquired for a purchase price of $9.2 million consisting of $5.3 million in cash and 68,299 shares of the company's common stock. The acquisition has been accounted for as a purchase; accordingly, ADP's results of operations have been included in the company's consolidated financial statements from the July 28, 1995 acquisition date.




                                  -11-
     FINANCIAL POSITION AND LIQUIDITY

     The company expects to have adequate resources available from cash and short-term investments currently on hand, plus available revolving credit facilities, capital market sources, and its commercial paper program to provide for its financing needs for the foreseeable future.

     In late August of 1995 the company's long-term debt rating was upgraded by Standard and Poors from "A" to "A+." The ratings assigned by the other major credit rating agencies remained unchanged.

     For the nine months ended July 31, 1995, capital expenditures were $225.6 million including $123.4 million related primarily to mine development at Massey. Dividends paid in the nine months ended July 31, 1995 were $37.2 million ($.45 per share) compared with $32.1 million ($.39 per share) for the same period of 1994.


































                                  -12-
                           FLUOR CORPORATION
              CONDENSED CONSOLIDATED CHANGES IN BACKLOG
                          (Dollars in Millions)

                                UNAUDITED



     For the Three Months Ended July 31,        1995         1994

     Backlog - beginning of period....... $  14,404.2   $ 14,850.1
     New awards..........................     2,611.9      2,287.4
     Adjustments and cancellations, net..      (266.5)      (433.4)
     Work performed......................    (2,200.0)    (1,796.8)

     Backlog - end of period............. $  14,549.6   $ 14,907.3



     For the Nine Months Ended July 31,         1995         1994

     Backlog - beginning of period....... $  14,021.9   $ 14,753.5
     New awards..........................     7,583.1      6,793.9
     Adjustments and cancellations, net..    (1,007.2)    (1,118.3)
     Work performed......................    (6,048.2)    (5,521.8)

     Backlog - end of period............. $  14,549.6   $ 14,907.3


























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


                            FLUOR CORPORATION
                               (Registrant)




     Date:   September 14, 1995   /s/ J. Michal Conaway
                                  J. Michal Conaway, Vice President
                                  and Chief Financial Officer





     Date:   September 14, 1995   /s/ V.L. Prechtl
                                  V.L. Prechtl, Vice President and
                                  Controller

























                                  -15-