Form 10-K405
period 1995-10-31
FLUOR CORP/DE/
filed 1996-01-29
CIK 37748

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995

                                      OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                 3333 MICHELSON DRIVE IRVINE, CALIFORNIA 92730
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 975-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
                                                     REGISTERED
                                               New York Stock Exchange
    Common Stock, $0.625 par value             Chicago Stock Exchange
                                               Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. X
                                                                    ---

  The aggregate market value of the registrant's voting stock held by non-affiliates was $5,161,720,169 on January 16, 1996, based upon the average between the highest and lowest sales prices of the registrant's Common Stock as reported in the consolidated transactions reporting system.

  Common Stock outstanding as of January 16, 1996 -- 83,448,167 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts I, II and IV incorporate certain information by reference from the registrant's Annual Report to stockholders for the fiscal year ended October 31, 1995.

  Part III incorporates certain information by reference from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on March 12, 1996, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended October 31, 1995.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  Fluor Corporation ("Fluor" or the "Company") was incorporated in Delaware in 1978 as a successor in interest to a California corporation of the same name that was originally incorporated in 1924. Its executive offices are located at 3333 Michelson Drive, Irvine, California 92730, telephone number (714) 975-2000.

  Through Fluor Daniel, Inc. and other domestic and foreign subsidiaries, the Company provides engineering, procurement, construction, maintenance and other diversified services on a worldwide basis to an extensive range of industrial, commercial, utility, natural resources, energy and governmental clients.

  The Company maintains investments in coal-related businesses through its ownership of A. T. Massey Coal Company, Inc. ("Massey").

  A summary of the Company's operations and activities by business segment and geographic area is set forth below.

                         ENGINEERING AND CONSTRUCTION

  The Fluor Daniel group of domestic and foreign companies ("Fluor Daniel") provides a full range of engineering, procurement, construction, maintenance and other diversified services to clients in a broad range of industrial and geographic markets on a worldwide basis. The types of services provided by Fluor Daniel, directly or through companies or partnerships jointly owned or affiliations with other companies, include: feasibility studies, conceptual design, detail engineering, procurement, project and construction management, construction, maintenance, plant operations, technical, project finance, quality assurance/quality control, start-up assistance, site evaluation, licensing, consulting, construction equipment sales and leasing, temporary technical and non-technical staffing and environmental services.

  Fluor Constructors International, Inc. ("Fluor Constructors") is organized and operated separately from Fluor Daniel. Fluor Constructors provides construction management, construction and maintenance services in the United States and Canada. Fluor Constructors is the Company's union construction arm.

  The engineering and construction business is conducted under various types of contractual arrangements, including cost reimbursable (plus fixed or percentage fee), all-inclusive rate, unit price, fixed or maximum price and incentive fee contracts. Contracts are either competitively bid and awarded or individually negotiated. While, in terms of dollar amount, the majority of contracts are of the cost reimbursable type, there has been an increase in the volume of cost-reimbursable contracts with incentive-fee arrangements and in the volume of fixed or unit price contracts. In certain instances, the Company has guaranteed facility completion by a scheduled acceptance date and/or achievement of certain acceptance and performance testing levels. Failure to meet any such schedule or performance requirements could result in additional costs and the amount of such additional costs could exceed project profit margins.

  The markets served by the business are highly competitive and for the most part require substantial resources, particularly highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by the business. Competition is primarily centered on performance and the ability to provide the engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost efficient manner. The engineering and construction business derives its competitive strength from its diversity, reputation for quality, cost-effectiveness, worldwide procurement capability, project management expertise, geographic coverage, ability to meet client requirements by performing construction on either a union or open shop basis, ability to execute projects of varying sizes, strong safety record and lengthy experience with a wide range of services and technologies.

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

FLUOR DANIEL

  Fluor Daniel's operations are organized into geographical, industry and specialized groups responsible for identifying and capitalizing on opportunities in their market segments. Geographical groups include Asia Pacific, the Americas, and Europe, Africa and the Middle East which provide geographic expertise and capability. Industry groups include Process, Industrial, and Power and Government. Specialized groups include Diversified Services and Sales and Marketing. The Sales and Marketing Group includes strategic planning and project finance and provides sales and marketing support and assistance to all of the other groups. The Industry and Diversified Services groups are described in further detail below.

  Individual operating companies within the groups focus on specific clients, industries and markets. The operating companies rely on a network of globally located engineering offices to provide resources and expertise in support of project execution worldwide.

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

  The operations of Fluor Daniel are detailed below by industry group:

 Process

  Services provided by the Process Group support clients through the following operating companies: Petroleum and Petrochemicals; Production and Pipelines; and Chemicals, Plastic and Fibers.

  During the fiscal year 1995, the Process Group contract awards included: engineering, procurement and construction management for a single point mooring and submarine pipeline in Korea, a 90 kilometer, contract crude oil import/export pipeline, tanks, pump stations and a single point mooring buoy in Lithuania, a hydrotreater unit in Canada, an increase in capacity of two hydro desulfurization units and associated pipeline in Venezuela, modifications of a gasoline reformulation refinery in California, a fatty acids plant in the Philippines, a vinyl acetate monomer plant in Singapore, a polymer plant in England, a new film machine at an existing plant in New York and a silanes plant in Germany; engineering, procurement and construction for a cat feed hydrotreater unit in Louisiana, a 354 kilometer pipeline [with laterals] from Mariquita to Cali in Colombia, a hydrogen peroxide plant in Canada, a polypropylene plant expansion in Pennsylvania, a hydrogen peroxide plant in Texas and a chemical plant debottlenecking project in North Carolina; engineering and construction management for China's first fully refrigerated propane terminal and modification of an existing offshore dock in China; engineering and procurement for revamping of two paraxylene units in Alabama, modifications of a petroleum loading marine terminal in Alaska, a propylene splitter unit in Pennsylvania, an upgrade and expansion of a parex unit in Puerto Rico and a polystyrene plant expansion in Louisiana; program management for a nylon tire cord plant in India; construction management for an expansion and renovation of a paint pigments plant in Delaware; engineering for a polyethylene plant in Texas, three geothermal power generation facilities in Indonesia, a metaxylene unit in Texas, a petroleum refinery expansion in Abu Dhabi, a receiving terminal, pump stations, meter stations, pipelines and export terminal in Azerbaijan, a revamp and modernization of a natural gas plant in Hungary, numerous small capital projects at various locations in the USA, a phosphorus plant in Germany and several small capital projects at various locations in Europe; construction of a chemical processing line conversion and a waste water treatment plant, both in South Carolina; consulting for the evaluation of existing oil pipelines and the review for an early oil export line in Azerbaijan; project management for a 200,000 barrels per day production facility with infrastructure, power generation and an 800 mile pipeline and single point mooring loading terminal in Cameroon and Chad; and inspection services for an existing pipeline from Midland to Houston, Texas and existing pipelines in Oklahoma, Kansas and Missouri.

  Ongoing projects include: engineering, procurement and construction management for a hydrochlorofluorocarbon plant in Kentucky, gas injection and underground gas storage in the Netherlands, a refinery in Thailand, a cogeneration project in Kansas, a gas oil hydrotreater in California, a methanol plant in Norway and a flue gas desulfurization, a synthetic oil abatement project in Canada, a polymer expansion facility in Virginia, a polymer plant in Mexico, a polymer plant capacity increase in Mexico, a chemical intermediates plant in Spain, a reformulated gasoline and a clean fuels program, both in California, a refinery upgrade in the Netherlands and a flue gas desulphurization, synthetic oil abatement project in Alberta, Canada; engineering, procurement and construction for a polymer plant in North Carolina, a fluid catalytic cracking unit in Korea; program management and procurement for a petrochemical complex in Kuwait; engineering and procurement for an oil production facility in Gabon, reformer unit revamp in Texas, filter products engineering in Tennessee, an expansion and renovation of a paint pigments plant in Delaware, a reformulated fuels project at a refinery in California and a chlor-alkali/ethylene expansion of a petrochemical plant in Saudi Arabia; construction and maintenance for evergreen small capital construction services in Tennessee and in South Carolina; evergreen capital construction and maintenance services for various chemical and fiber plants throughout the USA; engineering for a pipeline and pump stations in Alaska, an early production system equipment and an oil field production facility in Colombia, a refinery upgrade and expansion in Kansas, a cat feed hydrotreater in Louisiana, an organic acid plant expansion in Texas, a services alliance in Texas, a Kingston evergreen support in Canada, a debottlenecking project in Indonesia and a polyethylene plant in Singapore; procurement and construction management for a general facilities and utilities of a petrochemical complex in Kuwait; and construction for an oxo alcohol and a chemical plant, both in Louisiana.

  Projects completed in fiscal year 1995 included: engineering, procurement and construction management for a herbacide plant in Louisiana, a pipeline from Argentina to Chile, a polymer plant in Singapore, a plastics stretch project in Indiana and a fibers line plant in Luxembourg; engineering, procurement and construction for a fibers facility in North Carolina; engineering and procurement for an inter-refinery pipeline in Pennsylvania, a sour gas plant and a sweetening and sulfur recovery facility, both in Canada; engineering for pipeline development and oil field expansion in Colombia, a liquid petroleum gas plant expansion in Saudi Arabia and oil terminals in Lithuania; construction of an ethoxylation plant in Texas, a restart of a methanol plant in Texas and a spherilene and ethylene purification facility in Texas; and inspection services for a gas pipeline and facilities in Florida and a refinery aromatics project in Pennsylvania. In addition, seven projects were cancelled during fiscal 1995; a fragrance plant in Georgia, an ethylene debottlenecking project for a refinery in Texas, a fluid catalytic cracking unit revamp in Illinois, a refinery upgrade in the Netherlands, a delayed coker in Venezuela and off-site engineering support for installation of a gas-turbine generator in Great Britain.

 Industrial

  Services provided by the Industrial Group include a broad range of services provided to support clients through the following operating companies: Mining and Metals; Automotive and General Manufacturing; Pharmaceuticals and Biotechnology; Food and Beverage; Commercial and Institutional Facilities; Electronics; Infrastructure; Telecommunications; Jaakko Poyry/Fluor Daniel which serves the pulp and paper industry and PACE, the operating company dedicated to serving Fluor Daniel's alliance with Procter & Gamble.

  During fiscal year 1995, Industrial sector contract awards included: engineering, procurement and construction for gold mines in Chile and Papau, New Guinea, expansion of a dry conversion process facility in

North Carolina, rebuilding a carpet manufacturing facility in Georgia, a gelcaps facility in North Carolina, a contract manufacturing facility and corporate headquarters in North Carolina, a packaging and distribution center in Florida, expansion of various snack food plants in various locations through the United States, and a paper machine expansion in Georgia; engineering, procurement and construction management for an automotive assembly plant in Argentina, a beltway around Denver, Colorado, a copper and gold mine in Argentina, a metal aperture screen manufacturing facility expansion in New York, a silicon wafer facility in Texas and a utilities upgrade and building expansion in California; engineering and construction management for a hotel renovation in Indonesia, an expansion of a spice manufacturing facility in Australia; construction management for a nickel mine expansion in Indonesia, a train station terminal building in Kyoto, Japan and a sports facility in South Carolina; and engineering for a washing machine plant in China, an iron mine in Australia, a copper smelter and refinery in Indonesia, a paper machine rebuild in Georgia, and a paper machine addition in Wisconsin.

  Ongoing projects include: engineering, procurement and construction for a blast furnace coal injection facility in Indiana and an emergency 911 response system for the City of Chicago, Illinois; engineering, procurement and construction management for an iron ore pelletizing processing facility in Brazil, a copper mine expansion in Indonesia, a copper concentrator expansion in Chile, a sodium cromoglycate facility in the United Kingdom, a paper products plant in Korea, two de-inking facilities and a paper recycle facility, all in the United Kingdom, a copper expansion and pipeline project in Chile, apparel distribution centers at various locations throughout the United States, a dextrose expansion project in Illinois and a fine chemicals manufacturing plant in Arkansas; engineering and construction for a corn processing plant in Illinois and several consumer products plants in Ohio; construction for a personal care product plant in Puerto Rico, a paper mill environmental upgrade in Florida and an engine plant expansion in Ohio; construction management for a multi-product personal care facility in the Philippines, a renovation of a turbine facility in South Carolina, prison projects in Texas and California, a tobacco processing plant expansion in North Carolina, and an automotive assembly plant in Alabama; engineering for a shampoo facility in China and a wafer fabrication facility in Utah; maintenance services for automotive facilities in Hungary, Tennessee and Germany; engineering and construction management for a tobacco facility in the Netherlands, an engine removal facility in New Jersey and a vaccine manufacturing plant in North Carolina; condition assessment for facilities at twelve military installations at various locations throughout the United States; an engineering study for an automobile manufacturer to determine the feasibility of disassembling and relocating two North American automobile manufacturing facilities to China; and project management for rail stations for the Federal Transportation Administration in New York City, rail transit for the Los Angeles County Metropolitan Transportation Authority in California, highway construction in Orange County, California, and a court/detention center in Texas.

  Projects completed in fiscal year 1995 included: engineering, procurement and construction for a gold mine in Chile, a food processing plant in Utah, a personal care manufacturing facility in Ohio and a laundry detergent manufacturing facility in Ohio; engineering, procurement and construction management for a zinc, lead and silver mine in Australia, a silicon wafer manufacturing plant in Taiwan, a paint shop in Kentucky, a chocolate plant in China, a gold heap expansion in Peru, and a copper smelter modernization in Utah; construction management for a laundry detergent facility expansion in China, a chemical plant in Puerto Rico, a disk storage plant in Malaysia, an emergency prison program in Texas and a pilot plant for pharmaceutical manufacturing in New Jersey; engineering and construction management for a laundry detergent facility expansion in China; engineering for three products plant expansions in China and a synthetic growth hormone facility in Puerto Rico; construction for an automobile assembly plant in South Carolina and a pulp mill modernization in Ohio; and project management for a convention center in North Carolina.

 Power and Government

  The Power and Government Group provides services to clients through the Power Generation, Duke/Fluor Daniel, and Power Services operating companies which serve public utilities and private power companies throughout the world. The Government Services and FERMCO operating companies serve the United States government.

  During the fiscal year 1995, Power and Government Group contract awards included: engineering, procurement, construction management and start up for a 2 x 600 megawatt coal fired power plant in Indonesia; operations and maintenance for a 175 megawatt diesel power plant in Indonesia; maintenance and support for a rebuild of a power plant in Texas; engineering, procurement, and construction management of a 650 megawatt combined cycle facility in Virginia; engineering and construction management for a 1200 megawatt phased combined cycle gas facility in Saudi Arabia; and engineering, procurement and construction of a 48 megawatt combined cycle plant in California, a 160 megawatt cogeneration plant in Indiana, a 240 megawatt combined cycle cogeneration plant in Louisiana and a 75 megawatt bottoming cycle and 69 kilovolt transmission line in Illinois.

  On-going projects include: engineering, procurement, construction management and start-up assistance for coal switching modifications to a coal-fired facility in Indiana; engineering, procurement, construction and construction management for a waste to energy facility in New York; engineering, procurement and construction management for a fuel cell pilot plant in California; environmental remediation management for the United States Department of Energy ("DOE") former uranium processing plant in Ohio (the "Fernald Project"); engineering, design and procurement for a 385 megawatt pulverized coal plant in South Carolina; engineering and construction for emission monitoring equipment for various power generation sites of utilities in Arkansas, Louisiana, Mississippi, and Texas; engineering and construction management for various radar and weather stations located throughout the United States for the National Oceanic and Atmospheric Administration; engineering for a laboratory facility upgrade in Illinois, a nuclear utility in Illinois, a DOE waste vitrification plant in Washington, the DOE nuclear waste repository program, the reconfiguration of the DOE nuclear weapons program, the DOE National Engineering Laboratories in Idaho, and a waste handling facility for the DOE, in Washington; operations and maintenance for a new 130 megawatt cogeneration facility in Virginia; management and operation services for the Naval Petroleum and Oil Shale Reserves program for the DOE in Colorado, Utah and Wyoming; maintenance for a 3x1,270 megawatt nuclear plant in Arizona, fossil and gas generation plants in Texas, Georgia, Louisiana, Arkansas, Mississippi, Australia, Florida, and Tennessee, and nuclear plants in South Carolina, Kansas, Missouri, Virginia, Alabama, and Texas.

  Projects completed in fiscal year 1995 included: a maintenance and outage support project at various sites for a southeastern power generator in Tennessee and Kentucky.

 Diversified Services

  The Diversified Services Group was created in fiscal 1994 to extend the offering of services representing the core competencies of Fluor Daniel. Typically these services have been provided within the boundaries of the traditional engineering and construction project cycle in support of Fluor Daniel. They are now offered on a stand alone basis into new and expanded areas of business outside of Fluor Daniel.

  Established businesses in the group which have become more focused on external markets include the following operating companies: Facility & Plant Services, which provides plant maintenance and efficiency services; TRS Staffing Solutions, which provides temporary personnel; American Equipment Company, which sells, leases, and outsources equipment for construction and industrial needs; and Environmental Services, which provides environmental engineering and remediation services. Operating companies focused on creating new businesses by expanding core competencies include Consulting, which uses Fluor Daniel resources to provide solutions to client needs that do not typically fall under traditional engineering and construction services; Fluor Daniel Technologies, which uses Fluor Daniel's extensive technical expertise to evaluate new technologies for investment; and Acquion, a provider of procurement outsourcing services and electronic catalog and ordering services.

  During fiscal year 1995, Diversified Services Group new awards included: a large equipment outsourcing contract at a petrochemical plant in Texas; management services for computer manufacturing plants in Arizona, Colorado and California; environmental investigation and evaluation at U.S. military facilities in Hawaii, Guam and Puerto Rico; and site remediation at a plant in Illinois.

  Ongoing projects include: maintenance for a tire manufacturing facility in Tennessee, a petrochemical plant in Texas, computer manufacturing plants in Florida, Texas and North Carolina, and a refinery in Mississippi; environmental investigation and remediation plan services for a toxic waste site in New York; environmental investigation, remediation design, and implementation services for a chemical waste site in Ohio; environmental investigation, feasibility studies, and remediation for the United States Army Environmental Center, the United States Army Corps of Engineers, and the United States Environmental Protection Agency; and engineering, procurement and construction management for an environmental remediation program for a toxic waste site in Indiana.

  Projects completed in fiscal year 1995 included: design and installation of a computerized maintenance system for a petroleum company in Indonesia; and training services for pre-start up of an automotive assembly plant in Alabama.

  Shortly before the end of the fiscal year, the Company acquired Management Resources Group PLC, a London based permanent and temporary placement services company. In addition, on December 12, 1995, the Company announced plans to acquire a majority stake in Groundwater Technology, Inc. ("GTI"), a Massachusetts based environmental remediation company. The acquisition is subject to GTI's shareholders' approval as well as other customary conditions.

FLUOR CONSTRUCTORS

  Fluor Constructors is organized and operated separately from Fluor Daniel. Fluor Constructors provides unionized construction management, construction and maintenance services in the United States and Canada, both independently and as a subcontractor to Fluor Daniel, and global support to all Fluor Daniel industry and regional groups.

  During fiscal year 1995, Fluor Constructors awards included: construction and construction management services for a steam turbine project in Indiana, a polypropylene plant expansion in Pennsylvania and a hydrogen peroxide project in Canada.

  Ongoing projects include: construction and construction management for a reformulated gasoline project at a refinery in California, a blast furnace coal injection facility in Indiana, a hydrocracker revamp for a refinery in Delaware, a refrigerant production facility in Kentucky and a sulfur dioxide unit in Canada; construction management of a potable water supply system in Nevada, an Emergency 911 response system in Illinois and a waste to energy boiler replacement in New York; and maintenance and outage support at various plant sites for a nuclear power plant in Missouri and for fossil power plants in Louisiana, Mississippi and Arkansas.

  Projects completed in fiscal 1995 included: construction and construction management for expansion of an ethylene glycol plant and a coker shutdown in Canada; construction management for an aromatics project for a refinery and an inter-refinery pipeline, both in Pennsylvania; and maintenance and outage support at various plant sites for a southeastern power generator in Tennessee and Kentucky and at a nuclear power plant in Alabama.

BACKLOG

  Fluor Daniel's operating companies are organized into four major industry groups, Process, Industrial, Power and Government, and Diversified Services.

  The following table sets forth the consolidated backlog of Fluor's engineering and construction segment at October 31, 1995 and 1994 by business group:

                                                           1995         1994
                                                       ------------ ------------
                                                       (IN MILLIONS OF DOLLARS)
      Process......................................... $      6,671 $      7,668
      Industrial......................................        4,516        3,564
      Power and Government............................        3,275        2,369
      Diversified Services............................          263          421
                                                       ------------ ------------
                                                       $     14,725 $     14,022
                                                       ============ ============

  The following table sets forth the consolidated backlog of Fluor's engineering and construction segment at October 31, 1995 and 1994 by region:

                                                          1995         1994
                                                      ------------ ------------
                                                      (IN MILLIONS OF DOLLARS)
      United States.................................  $      6,666 $      6,802
      Europe, Africa and Middle East................         3,088        4,387
      Asia Pacific..................................         3,303        1,662
      The Americas..................................         1,668        1,171
                                                      ------------ ------------
                                                      $     14,725 $     14,022
                                                      ============ ============
        Estimated portion not to be performed during
         fiscal 1996:                                          44%
                                                      ============

  The dollar amount of the backlog is not necessarily indicative of the future earnings of Fluor related to the performance of such work. Although backlog represents only business which is considered to be firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of Fluor's control, such as changes in project schedules, Fluor cannot predict with certainty the portion of its October 31, 1995, backlog to be performed subsequent to fiscal 1996.

  Approximately $1.3 billion of the Power and Government backlog at October 31, 1995, is attributable to the DOE Fernald Project and subject to government funding on an annual basis, and another $1.2 billion of the Power and Government backlog is attributable to the Paiton private power project. At October 31, 1995, approximately $1.4 billion of the Process Group backlog is attributable to a project with a company affiliated with Union Carbide (the Kuwait Petrochemical Refinery).

                                COAL INVESTMENT

  A. T. Massey Coal Company, Inc., which is headquartered in Richmond, Virginia, and its subsidiaries conduct Massey's coal-related businesses and are collectively referred to herein as the "Massey Companies."

  The Massey Companies produce, process and sell bituminous, low sulfur coal of steam and metallurgical grades from 17 mining complexes (14 of which include preparation plants) located in West Virginia, Kentucky and Tennessee. At October 31, 1995, two of the mining complexes were still in development and not yet producing coal. A third mining complex is idle.

  Operations at certain of the facilities are conducted in part through the use of independent contract miners. The Massey Companies also purchase and resell coal produced by unrelated companies. Steam coal is used primarily by utilities as fuel for power plants. Metallurgical coal is used primarily to make coke for use in the manufacture of steel.

  For each of the three years in the period ended October 31, 1995, the Massey Companies' production (expressed in thousands of short tons) of steam coal and metallurgical coal, respectively, was 15,756 and 11,607 for fiscal 1995, 17,120 and 7,333 for fiscal 1994, and 16,048 and 5,163 for fiscal 1993. Sales (expressed in thousands of short tons) of coal produced by the Massey Companies were 27,410 for fiscal year 1995, 23,835 for fiscal 1994 and 21,192 for fiscal 1993.

  A large portion of the steam coal produced by the Massey Companies is sold to domestic utilities under long-term contracts. Metallurgical coal is sold to both foreign and domestic steel producers. Approximately 66% of the Massey Companies' fiscal 1995 coal production was sold under long-term contracts, 60% of which was steam coal and 40% of which was metallurgical coal. Approximately 9% of the coal tonnage sold by the Massey Companies in fiscal 1995 was sold outside of North America.

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

  The Coal Industry Retiree Health Benefits Act of 1992 (the "Act") provides that certain retired coal miners who were members of the United Mine Workers of America, along with their spouses, are guaranteed health care benefits. The Massey Companies' obligation under the Act is currently estimated to aggregate $46.8 million which will be recognized as expense as payments are assessed. The amount expensed during fiscal 1995 approximated $2.3 million.

  The management of the Massey Companies estimates that, as of October 31, 1995, the Massey Companies had total recoverable reserves (expressed in thousands of short tons) of 1,499,248; 580,886 of which are assigned recoverable reserves and 918,362 of which are unassigned recoverable reserves; and 1,105,793 of which are proven recoverable reserves and 393,455 of which are probable recoverable reserves.

  The management of the Massey Companies estimates that approximately 37% of the total reserves listed above consist of reserves that would be considered primarily metallurgical grade coal. They also estimate that approximately 66% of all reserves contain less than 1% sulfur. A portion of the steam coal reserves could be beneficiated to metallurgical grade by coal preparation plants, and substantially all of the metallurgical coal reserves could be sold as high quality steam coal, if market conditions warrant.

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

                                 OTHER MATTERS

ENVIRONMENTAL, SAFETY AND HEALTH MATTERS

  The Massey Companies are affected by and comply with federal, state and local laws and regulations relating to environmental protection and plant and mine safety and health, including but not limited to the federal Surface Mining Control and Reclamation Act of 1977; Occupational Safety and Health Act; Mine Safety and Health Act of 1977; Water Pollution Control Act, as amended by the Clean Water Act of 1977; Black Lung Benefits Revenue Act of 1977; and Black Lung Benefits Reform Act of 1977. It is impossible to predict the full impact of future legislative or regulatory developments on such operations, because the standards to be met, as well as the technology and length of time available to meet those standards, continue to develop and change.

  In fiscal 1995, Fluor expended approximately $8.9 million to comply with environmental, health and safety laws and regulations in connection with its coal investment, none of which were capital expenditures. Fluor anticipates making $8.5 million and $5.3 million in such non-capital expenditures in fiscal 1996 and 1997, respectively. Of these expenditures, $8.1 million, $6.0 million and $2.9 million for fiscal 1995, 1996 and 1997, respectively, are (in the case of fiscal 1995) or are anticipated to be (in the case of fiscal 1996 and 1997) for surface reclamation. Existing reserves are believed to be adequate to cover actual and anticipated surface reclamation expenditures. Other expenditures will be expensed as incurred.

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

  The sale by Fluor of its lead business included St. Joe Minerals Corporation ("St. Joe") and its environmental liabilities for several different lead mining, smelting and other lead related environmental sites. As a condition of the St. Joe sale, however, Fluor retained responsibility for certain non-lead related environmental liabilities arising out of St. Joe's former zinc mining and smelting division, but only to the extent that such liabilities are not covered by St. Joe's comprehensive general liability insurance. These liabilities arise out of three zinc facilities located in Bartlesville, Oklahoma, Monaca, Pennsylvania and Balmat, New York (the " Zinc Facilities").

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

  Fluor and St. Joe, among others, are currently prosecuting cost recovery actions under CERCLA against other potentially responsible parties for the Bartlesville facility. In addition, St. Joe has initiated legal proceedings against certain of its insurance carriers alleging that the investigative and remediation costs, for which St. Joe is or may be responsible, including costs incurred prior to the sale of St. Joe and costs related to the Zinc Facilities, are covered by insurance. A portion of any recoveries received from the insurance carriers would be, pursuant to the St. Joe sale agreement, for the benefit of Fluor. In January 1995, St. Joe executed a settlement agreement with one of its primary insurance carriers that provided coverage for a minor portion of the applicable coverage periods. In May 1995, St. Joe received a favorable ruling from the Orange County Superior Court which ordered St. Joe's other insurer to defend St. Joe in certain environmental sites, including the Zinc Facilities. The insurer has appealed the court's order. St. Joe continues to pursue its other primary insurance carrier for additional payments. Because the insurance, as well as the cost recovery, proceedings remain in the early stages of litigation, no credit or offset (other than for amounts actually received in settlement), has been taken into account by Fluor in establishing its reserves for future environmental costs.

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

NUMBER OF EMPLOYEES

  The following table sets forth the number of salaried and craft/hourly employees of Fluor and its subsidiaries engaged in Fluor's business segments as of October 31, 1995:

                                                    SALARIED CRAFT/HOURLY TOTAL
                                                    -------- ------------ ------
   Engineering and construction....................  18,090     21,109    39,199
   Coal............................................     790      1,689     2,479
                                                     ------     ------    ------
                                                     18,880     22,798    41,678
                                                     ======     ======    ======

OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

  The financial information for business segments and geographic areas is included in the Operations by Business Segment and Geographic Area section of the Notes to Consolidated Financial Statements in Fluor's 1995 Annual Report to stockholders, which section is incorporated herein by reference.

ITEM 2. PROPERTIES.

 Major Facilities

  Operations of Fluor and its subsidiaries are conducted in both owned and leased properties. In addition, certain owned or leased properties of Fluor and its subsidiaries are leased or subleased to third party tenants. The following table describes the general character of the major existing facilities, exclusive of mines, coal preparation plants and their adjoining offices:

      LOCATION                                                      INTEREST
      --------                                                      --------
   Corporate Headquarters
    Irvine, California.........................................      Leased
   Engineering and Construction Offices
    Al Khobar, Saudi Arabia (Dhahran area).....................      Owned
    Anchorage, Alaska..........................................      Leased
    Appleton, Wisconsin........................................      Leased
    Asturias, Spain............................................      Leased
    Bakersfield, California....................................      Leased
    Bangkok, Thailand..........................................      Leased
    Beijing, People's Republic of China........................      Leased
    Bergen op Zoom, Netherlands................................      Leased
    Calgary, Canada............................................      Leased
    Camberley, England.........................................      Leased
    Caracas, Venezuela.........................................      Leased
    Charlotte, North Carolina..................................      Leased
    Chicago, Illinois..........................................      Leased
    Cincinnati, Ohio...........................................      Leased
    Corpus Christi, Texas......................................      Leased
    Dallas, Texas..............................................      Leased
    Dubai, United Arab Emirates................................      Leased
    Dusseldorf, Germany........................................      Leased
    Golden, Colorado...........................................      Leased
    Greenville, South Carolina................................. Owned and leased
    Haarlem, Netherlands....................................... Owned and leased
    Hanoi, Vietnam.............................................      Leased
    Ho Chi Minh City, Vietnam..................................      Leased
    Hong Kong..................................................      Leased
    Houston (Sugar Land office), Texas.........................      Owned
    Irvine, California.........................................      Leased
    Jakarta, Indonesia.........................................      Leased
    Kansas City, Missouri......................................      Leased
    Kuala Lumpur, Malaysia.....................................      Leased
    Leduc, Alberta, Canada.....................................      Leased
    Leipzig, Germany...........................................      Leased
    Lima, Peru.................................................      Leased
    London (Uxbridge), England.................................      Leased
    Madrid, Spain..............................................      Leased
    Manchester, England........................................      Leased
    Manila, Philippines........................................      Leased
    Melbourne, Australia.......................................      Leased
    Nashville, Tennessee.......................................      Leased
    New Delhi, India...........................................      Leased
    Perth, Australia...........................................      Leased

      LOCATION                                                          INTEREST
      --------                                                          --------
    Philadelphia, Pennsylvania (Marlton, New Jersey office)............  Leased
    Richmond, Virginia.................................................  Leased
    San Juan, Puerto Rico..............................................  Leased
    Santiago, Chile....................................................  Leased
    Seoul, Korea.......................................................  Leased
    Singapore..........................................................  Leased
    Tokyo, Japan.......................................................  Leased
    Tulsa, Oklahoma....................................................  Leased
    Vancouver, Canada..................................................  Leased
    Wiesbaden, Germany.................................................  Leased
    Washington, D.C....................................................  Leased
   Coal Offices
    (Kentucky, Tennessee, Virginia, West Virginia).....................  Owned

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT(1)

Leslie G. McCraw, age 61

  Director since 1984; Chairman of Executive Committee and member of Governance Committee; Chairman of the Board since 1991; Chief Executive Officer since 1990; formerly Vice Chairman of the Board from 1990; formerly President from 1988; joined the Company in 1975.

Dennis W. Benner, age 54

  Vice President and Chief Information Officer since November, 1994; formerly Vice President and General Manager, Information, and Vice President and General Manager, Target Marketing Services, for TRW from 1992 and 1986, respectively.

Charles J. Bradley, Jr., age 60

  Vice President, Human Resources and Administration since 1986; joined the Company in 1958.

J. Michal Conaway, age 47

  Vice President and Chief Financial Officer since May, 1994; formerly Vice President, Finance, from 1993; formerly Vice President and Chief Financial Officer of National Gypsum Company and its parent, Aancor Holdings, Inc., from 1988.

James O. Rollans, age 53

  Chief Administrative Officer since May, 1994; Senior Vice President since 1992; formerly Chief Financial Officer from 1992; formerly Vice President, Corporate Communications from 1982; joined the Company in 1982.

P. Joseph Trimble, age 65

  Corporate Secretary since 1992; Senior Vice President, Law, since 1984; joined the Company in 1972.

EXECUTIVE OPERATING OFFICERS(1)

Hugh K. Coble, age 61

  Director since 1984; Vice Chairman since April, 1994; formerly Group President of Fluor Daniel, Inc.(2) from 1986; joined the Company in 1966.

Dennis G. Bernhart, age 50

  Group President, The Americas, of Fluor Daniel, Inc.(2) since May, 1994; formerly President, Latin America, Middle East and Africa, of that company from 1993; formerly Vice President, Sales, from 1982; joined the Company in 1968.

Don L. Blankenship, age 45

  Chairman of the Board and Chief Executive Officer of A.T. Massey Coal Company, Inc.(3) since January, 1992; formerly President and Chief Operating Officer of that subsidiary from 1990; formerly President of Massey Coal Services, Inc.(4) from 1989; joined Rawl Sales & Processing Co.(5) in 1982.

Alan L. Boeckmann, age 47

  Group President, Chemical Processes and Industrial, of Fluor Daniel, Inc.(2) since January, 1996; formerly Vice President of Chemicals, Plastics & Fibers of that company from June, 1994; formerly Vice President and General Manager of that company from 1992; formerly Vice President-Engineering Services, of that company from 1989; joined the Company in 1974.

Richard D. Carano, age 56

  Group President, Asia/Pacific, of Fluor Daniel, Inc.(2) since May, 1994; formerly President, Asia/Pacific, of that company from 1993; formerly Vice President, Sales, of that company from 1987; joined the Company in 1970.

E. David Cole, Jr., age 58

  Group President, Process, of Fluor Daniel, Inc.(2) since May, 1994; formerly Vice President, Petroleum and Petrochemicals, of that company from 1987; joined the Company in 1965.

Charles R. Cox, age 53

  Group President, Industrial, of Fluor Daniel, Inc.(2) since May, 1994; formerly President, Operations Centers, of that company from 1989; joined the Company in 1969.

Richard A. Flinton, age 65

  Chairman of the Board of Fluor Constructors International, Inc.(6) since 1989; joined the Company in 1960.

Thomas P. Merrick, age 58

  Vice President, Strategic Planning, of Fluor Daniel, Inc.(2) since May, 1994; formerly Vice President, Technology, of that company from 1993; formerly Vice President, Government Sales, of that company from 1989; joined the Company in 1984.

Charles R. Oliver, Jr., age 52

  Group President, Sales, Marketing and Strategic Planning of Fluor Daniel, Inc.(2) since May, 1994; formerly President, Business Units, of that company from 1993; formerly President, Hydrocarbon Sector, from 1986; joined the Company in 1970.

Carel J.C. Smeets, age 56

  Group President, Europe, Africa and Middle East, of Fluor Daniel, Inc.(2) since May, 1994; formerly Vice President, European Operations, of that company from 1991; formerly Vice President and Managing Director, the Netherlands, from 1985; joined the Company in 1969.

James C. Stein, age 52

  Group President, Diversified Services, of Fluor Daniel, Inc.(2) since May, 1994; formerly President, Business Units, of that company from 1993; formerly President, Industrial Sector, of that company from 1986; joined the Company in 1964.

Richard M. Teater, age 47

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

                                    PART II

  Information for Items 5, 6 and 7 is contained in Fluor's 1995 Annual Report to stockholders, which information is incorporated herein by reference (and except for these sections, and sections incorporated herein by reference in Items 1 and 8 of this report, Fluor's 1995 Annual Report to stockholders is not to be deemed filed as part of this report):

                                                                    ANNUAL REPORT TO
                                                                      STOCKHOLDERS
ITEM NO.                          TITLE                                 SECTION
--------                          -----                             ----------------
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.................................  Stockholders' Reference
Item 6.   Selected Financial Data.............................  Selected Financial Data
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................  Management's Discussion
                                                                and Analysis
Item 8.   Financial Statements and Supplementary Data

  Information for Item 8 is included in Fluor's consolidated financial statements as of October 31, 1995 and 1994, and for each of the three years in the period ended October 31, 1995, and Fluor's unaudited quarterly financial data for the two year period ended October 31, 1995, in the Consolidated Financial Statements (including the Consolidated Balance Sheet, Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Equity and Notes to Consolidated Financial Statements) and Quarterly Financial Data sections of Fluor's 1995 Annual Report to stockholders, which are incorporated herein by reference. The report of independent auditors on Fluor's consolidated financial statements is in the Reports of Management and Independent Auditors section of Fluor's 1995 Annual Report to stockholders, also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information concerning Fluor's executive officers is included under the caption "Executive Officers of the Registrant" following Part I, Item 4. Other information required by this item is included in the Biographical section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of Fluor's fiscal year ended October 31, 1995.

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

  If a change of control were to have occurred on October 31, 1995, the additional amounts payable by Fluor, either in cash or in stock, if each of the five most highly compensated executive officers and all executive officers as a group were thereupon involuntarily terminated without cause would be as follows:

                                                       RESTRICTED  SUPPLEMENTAL
                                                          STOCK      BENEFIT
                   INDIVIDUAL OR GROUP                  PLANS(1)     PLAN(2)
                   -------------------                 ----------- ------------
   Leslie G. McCraw................................... $ 3,273,069  $1,052,401
   Hugh K. Coble......................................   2,401,306     657,751
   Don L. Blankenship.................................   1,169,833     227,491
   James O. Rollans...................................   1,335,547     170,618
   P. Joseph Trimble..................................     746,037     460,164
   All Executive Officers (18) including the above.... $18,192,538  $3,268,607

--------
(1) Value at October 31, 1995 of previously awarded restricted stock which would vest upon change of control.
(2) Lump sum entitlement of previously awarded benefits which would vest upon change of control.

  Further disclosure required by this item is included in the Organization and Compensation Committee Report on Executive Compensation and Executive Compensation and Other Information sections of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Fluor's fiscal year ended October 31, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information required by this item is included in the Stock Ownership section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Fluor's fiscal year ended October 31, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information required by this item is included in the Other Matters section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Fluor's fiscal year ended October 31, 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a) 1. Financial Statements: The financial statements required to be filed hereunder are listed on page 21 hereof. See Part II, Item 8 of this report for information regarding the incorporation by reference herein of such financial statements.
     2. Financial Statement Schedules: All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
 3. Exhibits:
     3.1  Restated Certificate of Incorporation of Fluor Corporation [filed as
          Exhibit 3.1 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1987 and incorporated herein by reference]
     3.2  Restated Bylaws (as amended effective January 19, 1995) of Fluor
          Corporation [filed as Exhibit 3.2 to Fluor's annual report on Form
          10-K for the fiscal year ended October 31, 1994 and incorporated herein by reference]
     4.1  Indenture dated July 1, 1986 between Fluor Corporation and Irving
          Trust Company, trustee [filed as Exhibit 4 to Registration No. 33-
          6960 for the issuance of up to $250 million of debt securities and incorporated herein by reference]
     4.2  Fluor Corporation Dividend Reinvestment Plan (as amended and restated
          June 30, 1995)
                          EXECUTIVE COMPENSATION PLANS/PROGRAMS
    10.1  Fluor Corporation and Subsidiaries Executive Incentive Compensation
          Plan (as amended and restated through September 15, 1988) [filed as
          Exhibit 10.1 to Fluor's annual report on 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference]
    10.2 Fluor Executive Deferred Compensation Program (as amended and restated effective May 1, 1995)
    10.3 Fluor Corporation Deferred Directors' Fees Program (as amended through November 15, 1983) [filed as Exhibit 10.4 to Fluor's quarterly report on Form 10-Q for the quarterly period ended April
          30, 1995 and incorporated herein by reference]
    10.4 1977 Fluor Executive Stock Plan (as amended by Amendment No. 4 effective December 9, 1986) [filed as Exhibit 10.6 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1986 and incorporated herein by reference]
    10.5 1981 Fluor Executive Stock Plan (as amended by Amendment No. 3 effective December 9, 1986) [filed as Exhibit 10.9 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1986 and incorporated herein by reference]
    10.6 1982 Fluor Executive Stock Option Plan (as amended by Amendment No. 2 effective December 9, 1986) [filed as Exhibit 10.10 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1986 and incorporated herein by reference]
    10.7  Fluor Executives' Health Plan Summary [filed as Exhibit 10.11 to
          Fluor's annual report on Form 10-K for the fiscal year ended October
          31, 1985 and incorporated herein by reference]
    10.8 Directors' Life Insurance Summary [filed as Exhibit 10(i) to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1980 and incorporated herein by reference]
    10.9  Executive Tax Services Plan (as amended and effective as of November
          1, 1993) [filed as Exhibit 10.10 to Fluor's annual report on Form 10-
          K for the fiscal year ended October 31, 1993 and incorporated herein by reference]
    10.10 Executive Personal Financial Counseling Plan (as amended and effective as of November 1, 1993) [filed as Exhibit 10.11 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1993 and incorporated herein by reference]

     10.11 Company Automobile Policy Summary [filed as Exhibit 10.15 to Fluor's annual report on Form 10-K for the fiscal year ended October 31,
           1989 and incorporated herein by reference]
     10.12 Fluor Executives' Supplemental Benefit Plan (as amended by First
           Amendment effective November 15, 1983) [filed as Exhibit 10.16 to
           Fluor's annual report on Form 10-K for the fiscal year ended October
           31, 1983 and incorporated herein by reference]
     10.13 1988 Fluor Executive Stock Plan (as amended and restated effective
           December 6, 1994)
     10.14 Fluor Corporation Change of Control Compensation Plan (as amended and restated by Second Amendment effective October 1, 1989) [filed as Exhibit 10.19 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1989 and incorporated herein by reference]
     10.15 Fluor Special Executive Incentive Plan (as amended effective
           December 6, 1994)
     10.16 Retirement Plan for Outside Directors (effective as of May 1, 1992)
           [filed as Exhibit 10.18 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference]
     10.17 Officer Severance Plan (effective as of March 7, 1994) [filed as
           Exhibit 10.19 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1994 and incorporated herein by reference]
     10.18 Directors' Achievement Award Program (effective as of December 6,
           1994)
     10.19 Fluor Corporation Stock Plan for Non-Employee Directors (adopted effective March 14, 1995) [filed as Exhibit 10.21 to Fluor's quarterly report on Form 10-Q for the quarterly period ended April
           30, 1995 and incorporated herein by reference]
                                      OTHER CONTRACTS
     10.20 Concourse Lease dated as of July 26, 1985 between Fluor Corporation and Fluor Engineers, Inc. (an entity now having the corporate name of Fluor Daniel, Inc.) with respect to a portion of the
           International Headquarters facility located in Irvine, California, formerly owned by Fluor (the "Irvine facility"); Schedule of substantially identical Building Pod Lease and Corporate Tower
           Lease; and Assignment of Master Leases dated July 26, 1985, assigning Fluor's lessor interest to Crow Winthrop Operating
           Partnership ("CWOP") [filed as Exhibit 10.21 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1985 and incorporated herein by reference]
     10.21 Amendment to Master Leases by and between CWOP, Fluor Daniel, Inc.
           and Fluor Corporation dated as of November 1, 1989 with respect to the Irvine facility [filed as Exhibit 10.19 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1991 and incorporated here in by reference]
     13    1995 Annual Report to stockholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this report, Fluor's 1995 Annual Report to stockholders is not deemed to be filed as part of this report)
     21    Fluor Corporation Subsidiaries
     23    Consent of Independent Auditors--Ernst & Young LLP
     24.1  Manually signed Power of Attorney executed by certain Fluor directors and officers
     24.2  Manually signed Powers of Attorney executed by certain Fluor directors

(b) Reports on Form 8-K:

    None were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FLUOR CORPORATION


                                                       J. M. CONAWAY
January 26, 1996                          By __________________________________
                                             J. M. Conaway, Vice President and
                                                  Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                        TITLE                 DATE
PRINCIPAL EXECUTIVE OFFICER
  AND DIRECTOR:

            L. G. MCCRAW               Director, Chairman        January 26, 1996
-------------------------------------   of the Board and
            L. G. McCraw                Chief Executive
                                        Officer

PRINCIPAL FINANCIAL AND
  ACCOUNTING OFFICER:

            J. M. CONAWAY              Vice President and        January 26, 1996
-------------------------------------   Chief Financial
            J. M. Conaway               Officer

OTHER DIRECTORS:

                  *                    Director                  January 26, 1996
-------------------------------------
         C. A. Campbell, Jr.

                  *                    Director                  January 26, 1996
-------------------------------------
             H. K. Coble

                  *                    Director                  January 26, 1996
-------------------------------------
             P. J. Fluor

                  *                    Director                  January 26, 1996
-------------------------------------
            D. P. Gardner

                  *                    Director                  January 26, 1996
-------------------------------------
             W. R. Grant

                  *                    Director                  January 26, 1996
-------------------------------------
             B. R. Inman

                  *                    Director                  January 26, 1996
-------------------------------------
            R. V. Lindsay


              SIGNATURE                        TITLE                 DATE

                  *                    Director                  January 26, 1996
-------------------------------------
           V. S. Martinez

                  *                    Director                  January 26, 1996
-------------------------------------
              B. Mickel

                  *                    Director                  January 26, 1996
-------------------------------------
             M. R. Seger


*By__________________________________
             R. M. Bukaty,
           Attorney-in-fact


  Manually signed Powers of Attorney authorizing L. N. Fisher, R. M. Bukaty and P. J. Trimble and each of them, to sign the annual report on Form 10-K for the fiscal year ended October 31, 1995 and any amendments thereto as attorneys-in-fact for certain directors and officers of the registrant are included herein as Exhibits 24.1 and 24.2.

                               FLUOR CORPORATION

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                  ITEM 14(A)

1. FINANCIAL STATEMENTS

  The following financial statements are contained in Fluor's 1995 Annual Report to stockholders:

    Consolidated Balance Sheet at October 31, 1995 and 1994

    Consolidated Statement of Earnings for the years ended October 31, 1995, 1994 and 1993

    Consolidated Statement of Cash Flows for the years ended October 31, 1995, 1994 and 1993

    Consolidated Statement of Shareholders' Equity for the years ended October 31, 1995, 1994 and 1993

    Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

  All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                                 EXHIBIT INDEX

                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
   NO.                         DESCRIPTION                            PAGE
 -------                       -----------                        ------------
   3.1   Restated Certificate of Incorporation of Fluor
         Corporation [filed as Exhibit 3.1 to Fluor's annual
         report on Form 10-K for the fiscal year ended October
         31, 1987 and incorporated herein by reference]
   3.2   Restated Bylaws (as amended effective January 19,
         1995) of Fluor Corporation [filed as Exhibit 3.2 to
         Fluor's annual report on Form 10-K for the fiscal year
         ended October 31, 1994 and incorporated herein by
         reference]
   4.1   Indenture dated July 1, 1986 between Fluor Corporation
         and Irving Trust Company, trustee [filed as Exhibit 4
         to Registration No. 33-6960 for the issuance of up to
         $250 million of debt securities and incorporated
         herein by reference]
   4.2   Fluor Corporation Dividend Reinvestment Plan (as
         amended and restated June 30, 1995)

                     EXECUTIVE COMPENSATION PLANS/PROGRAMS

  10.1   Fluor Corporation and Subsidiaries Executive Incentive
         Compensation Plan (as amended and restated through September 15, 1988) [filed as Exhibit 10.1 to Fluor's annual report on Form 10-K for the fiscal year ended
         October 31, 1992 and incorporated herein by reference]
  10.2 Fluor Executive Deferred Compensation Program (as amended and restated effective May 1, 1995)
  10.3 Fluor Corporation Deferred Directors' Fees Program (as amended through November 15, 1983) [filed as Exhibit
         10.4 to Fluor's quarterly report on Form 10-Q for the quarterly period ended April 30, 1995 and incorporated herein by reference]
  10.4   1977 Fluor Executive Stock Plan (as amended by
         Amendment No. 4 effective December 9, 1986) [filed as
         Exhibit 10.6 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1986 and incorporated herein by reference]
  10.5   1981 Fluor Executive Stock Plan (as amended by
         Amendment No. 3 effective December 9, 1986) [filed as
         Exhibit 10.9 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1986 and incorporated herein by reference]
  10.6   1982 Fluor Executive Stock Option Plan (as amended by
         Amendment No. 2 effective December 9, 1986) [filed as
         Exhibit 10.10 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1986 and incorporated herein by reference]
  10.7   Fluor Executives' Health Plan Summary [filed as
         Exhibit 10.11 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1985 and incorporated herein by reference]
  10.8   Directors' Life Insurance Summary [filed as Exhibit
         10(i) to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1980 and incorporated herein by reference]
  10.9 Executive Tax Services Plan (as amended and effective as of November 1, 1993) [filed as Exhibit 10.10 to
         Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1993 and incorporated herein by reference]
  10.10 Executive Personal Financial Counseling Plan (as amended and effective as of November 1, 1993) [filed as Exhibit 10.11 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1993 and incorporated herein by reference]

                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
   NO.                         DESCRIPTION                            PAGE
 -------                       -----------                        ------------
  10.11  Company Automobile Policy Summary [filed as Exhibit
         10.15 to Fluor's annual report on Form 10-K for the
         fiscal year ended October 31, 1989 and incorporated
         herein by reference]
  10.12  Fluor Executives' Supplemental Benefit Plan (as
         amended by First Amendment effective November 15,
         1983) [filed as Exhibit 10.16 to Fluor's annual report
         on Form 10-K for the fiscal year ended October 31,
         1983 and incorporated herein by reference]
  10.13  1988 Fluor Executive Stock Plan (as amended and
         restated effective December 6, 1994)
  10.14  Fluor Corporation Change of Control Compensation Plan
         (as amended and restated by Second Amendment effective
         October 1, 1989) [filed as Exhibit 10.19 to Fluor's
         annual report on Form 10-K for the fiscal year ended
         October 31, 1989 and incorporated herein by reference]
  10.15  Fluor Special Executive Incentive Plan (as amended
         effective December 6, 1994)
  10.16  Retirement Plan for Outside Directors (effective as of
         May 1, 1992) [filed as Exhibit 10.18 to Fluor's annual
         report on Form 10-K for the fiscal year ended October
         31, 1992 and incorporated herein by reference]
  10.17  Officer Severance Plan (effective as of March 7, 1994)
         [filed as Exhibit 10.19 to Fluor's annual report on
         Form 10-K for the fiscal year ended October 31, 1994
         and incorporated herein by reference]
  10.18  Directors' Achievement Award Program (effective as of
         December 6, 1994)
  10.19  Fluor Corporation Stock Plan for Non-Employee
         Directors (adopted effective March 14, 1995) [filed as
         Exhibit 10.21 to Fluor's quarterly report on Form 10-Q
         for the quarterly period ended April 30, 1995 and
         incorporated herein by reference]

                                OTHER CONTRACTS

  10.20  Concourse Lease dated as of July 26, 1985 between
         Fluor Corporation and Fluor Engineers, Inc. (an entity
         now having the corporate name of Fluor Daniel, Inc.)
         with respect to a portion of the International
         Headquarters facility located in Irvine, California,
         formerly owned by Fluor (the "Irvine facility");
         Schedule of substantially identical Building Pod Lease
         and Corporate Tower Lease; and Assignment of Master
         Leases dated July 26, 1985, assigning Fluor's lessor
         interest to Crow Winthrop Operating Partnership
         ("CWOP") [filed as Exhibit 10.21 to Fluor's annual
         report on Form 10-K for the fiscal year ended October
         31, 1985 and incorporated herein by reference]
  10.21  Amendment to Master Leases by and between CWOP, Fluor
         Daniel, Inc. and Fluor Corporation dated as of
         November 1, 1989 with respect to the Irvine facility
         [filed as Exhibit 10.19 to Fluor's annual report on
         Form 10-K for the fiscal year ended October 31, 1991
         and incorporated herein by reference]
   13    1995 Annual Report to stockholders (with the exception
         of the information incorporated by reference into
         Items 1, 5, 6, 7 and 8 of this report, Fluor's 1995
         Annual Report to stockholders is not deemed to be
         filed as part of this report)
   21    Fluor Corporation Subsidiaries
   23    Consent of Independent Auditors--Ernst & Young LLP
  24.1   Manually signed Power of Attorney executed by certain
         Fluor directors and officers
  24.2   Manually signed Powers of Attorney executed by certain
         Fluor directors