Form 10-Q
period 1996-01-31
FLUOR CORP/DE/
filed 1996-03-15
CIK 37748

			    UNITED STATES
		  SECURITIES AND EXCHANGE COMMISSION
		       Washington, D.C. 20549

			     FORM 10-Q




			     (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended January 31, 1996

				OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to


     Commission File Number:  1-7775


			   FLUOR CORPORATION
     ----------------------------------------------------------------
	  (Exact name of registrant as specified in its charter)


		Delaware                          95-0740960
     ----------------------------------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer I.D. No.)
     incorporation or organization)


		 3333 Michelson Drive, Irvine, CA 92730
     ----------------------------------------------------------------
     (Address of principal executive offices)

			      (714)975-2000
     ----------------------------------------------------------------
	   (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days.   Yes (X)  No ( )


     As of February 29, 1996 there were 83,492,242 shares of common stock outstanding.

			  FLUOR CORPORATION

			      FORM 10-Q

			  January 31, 1996





     TABLE OF CONTENTS                                       PAGE
     ----------------------------------------------------------------
     Part I:     Financial Information

       Condensed Consolidated Statement of Earnings for
	the Three Months Ended January 31, 1996 and 1995..     2

       Condensed Consolidated Balance Sheet at January 31,
	1996 and October 31, 1995.........................     3

       Condensed Consolidated Statement of Cash Flows for
	the Three Months Ended January 31, 1996 and 1995..     5

       Notes to Condensed Consolidated Financial
	Statements........................................     6

       Management's Discussion and Analysis of Financial
	Condition and Results of Operations...............     8

       Changes in Backlog.................................    12


     Part II:    Other Information........................    13


     Signatures...........................................    14

		     Part I:  Financial Information

			 FLUOR CORPORATION
	    CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
	       Three Months Ended January 31, 1996 and 1995

				UNAUDITED

     In thousands, except per share amounts       1996         1995
     ---------------------------------------------------------------
     REVENUES.............................. $2,402,414   $2,059,626

     COSTS AND EXPENSES
       Cost of revenues....................  2,303,342    1,974,695
       Corporate administrative and
	general expenses...................     13,263        9,606
       Interest expense....................      3,441        3,320
       Interest income.....................     (7,395)      (7,119)
					    ------------------------
     Total Costs and Expenses..............  2,312,651    1,980,502
					    ------------------------

     EARNINGS BEFORE INCOME TAXES..........     89,763       79,124

     INCOME TAX EXPENSE....................     32,315       28,801
					    ------------------------
     NET EARNINGS.......................... $   57,448   $   50,323
					    ------------------------
					    ------------------------
     NET EARNINGS PER SHARE................ $     0.68   $     0.61
					    ------------------------
					    ------------------------
     DIVIDENDS PER COMMON SHARE............ $     0.17   $     0.15
					    ------------------------
					    ------------------------
     SHARES USED TO CALCULATE EARNINGS PER
       SHARE...............................     84,407       82,966
					    ------------------------
					    ------------------------





     See Accompanying Notes.

			    FLUOR CORPORATION
		  CONDENSED CONSOLIDATED BALANCE SHEET
		  January 31, 1996 and October 31, 1995

				UNAUDITED

					   January 31,  October 31,
     $ in thousands                               1996        1995*
     ---------------------------------------------------------------
     ASSETS

     Current Assets
       Cash and cash equivalents........... $  193,972   $  292,934
       Marketable securities...............    149,873      137,758
       Accounts and notes receivable.......    596,569      470,104
       Contract work in progress...........    376,247      362,910
       Deferred taxes......................     45,817       55,088
       Inventory and other current assets..    110,654       92,877
					    ------------------------
	Total current assets...............  1,473,132    1,411,671
					    ------------------------

     Property, Plant and Equipment (net
       of accumulated depreciation,
       depletion and amortization of
       $663,829 and $630,573, respectively)  1,494,751    1,435,811
     Investments and goodwill, net.........    152,647      121,791
     Other.................................    277,231      259,633
					    ------------------------
					    $3,397,761   $3,228,906
					    ------------------------
					    ------------------------



     (Continued On Next Page)








     * Amounts at October 31, 1995 have been derived from audited financial statements.

			  FLUOR CORPORATION
		CONDENSED CONSOLIDATED BALANCE SHEET
		   January 31, 1996 and October 31, 1995

			       UNAUDITED

					   January 31,  October 31,
     $ in thousands                               1996        1995*
     ---------------------------------------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current Liabilities
       Accounts and notes payable.......... $  333,852   $  372,301
       Commercial paper....................     29,880       29,937
       Advance billings on contracts.......    569,363      393,438
       Accrued salaries, wages and
	benefit plans......................    223,871      269,812
       Other accrued liabilities...........    170,694      148,782
       Current portion of long-term debt...     24,113       24,375
					    ------------------------
	Total current liabilities..........  1,351,773    1,238,645
					    ------------------------
     Long-term debt due after one year.....      2,815        2,873
     Deferred taxes........................     42,717       44,211
     Other noncurrent liabilities..........    516,546      512,363
     Commitments and Contingencies
     Shareholders' Equity
       Capital stock
	Preferred - authorized 20,000,000
	  shares without par value; none
	  issued
	Common - authorized 150,000,000
	  shares of $0.625 par value;
	  issued and outstanding -
	  83,473,940 shares and 83,164,866
	  shares, respectively.............     52,171       51,978
       Additional capital..................    550,834      538,503
       Retained earnings...................    909,577      866,305
       Unamortized executive stock plan
	expense............................    (27,145)     (26,865)
       Cumulative translation adjustments..     (1,527)         893
					    ------------------------
	Total shareholders' equity.........  1,483,910    1,430,814
					    ------------------------
					    $3,397,761   $3,228,906
					    ------------------------
					    ------------------------

     See Accompanying Notes.

     * Amounts at October 31, 1995 have been derived from audited financial statements.

			   FLUOR CORPORATION
	    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
	     Three Months Ended January 31, 1996 and 1995

			       UNAUDITED

     $ in thousands                               1996         1995
     ---------------------------------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES
       Net earnings........................ $   57,448   $   50,323
       Adjustments to reconcile net
	earnings to cash provided by
	operating activities:
	  Depreciation, depletion and
	    amortization...................     42,412       32,929
	  Deferred taxes...................      9,818          627
	  Change in operating assets and
	    liabilities....................    (45,930)     (11,936)
	  Other, net.......................    (15,439)      (6,559)
					    ------------------------
     Cash provided by operating activities.     48,309       65,384
					    ------------------------

     CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures................     (107,910)     (81,644)
       (Purchase) sale of marketable
	securities, net....................    (12,115)       5,725
       Proceeds from sale of property,
	plant and equipment................      5,956        3,706
       Investments.........................    (27,168)      (1,117)
       Other, net..........................     (2,248)      (5,289)
					    ------------------------
     Cash utilized by investing activities.   (143,485)     (78,619)
					    ------------------------

     CASH FLOWS FROM FINANCING ACTIVITIES
       Payments on long-term debt..........       (320)     (35,052)
       Cash dividends paid.................    (14,176)     (12,409)
       Stock options exercised.............     11,021          439
       Other, net..........................       (311)        (371)
					    ------------------------
     Cash utilized by financing activities.     (3,786)     (47,393)
					    ------------------------
     Decrease in cash and cash equivalents.    (98,962)     (60,628)
     Cash and cash equivalents at
       beginning of period.................    292,934      374,468
					    ------------------------
     Cash and cash equivalents at end of
       period.............................. $  193,972   $  313,840
					    ------------------------
					    ------------------------

     See Accompanying Notes.

			   FLUOR CORPORATION
	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			       UNAUDITED


     (1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the company's October 31, 1995 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended January 31, 1996 are not necessarily indicative of results that can be expected for the full year.

	  The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at January 31, 1996 and its consolidated results of operations and cash flows for the three months ended January 31, 1996 and 1995. Certain 1995 amounts have been reclassified to conform with the 1996 presentation.


     (2) Earnings per share is based on the weighted average number of common and, when appropriate, common equivalent shares outstanding in each period. Common equivalent shares are included when the effect of the potential exercise of stock options is dilutive.


     (3)  Inventories comprise the following:

					     January 31,  October 31,
	  $ in thousands                           1996         1995
	  -----------------------------------------------------------
	  Coal...........................    $   35,010   $   28,874
	  Supplies and other.............        35,945       34,410
					     ------------------------
					     $   70,955   $   63,284
					     ------------------------
					     ------------------------

     (4) Cash paid for interest was $1.2 million and $1.8 million for the three month periods ended January 31, 1996 and 1995, respectively. Income tax payments, net of refunds, were $4 million and $15 million during the three month periods ended January 31, 1996 and 1995, respectively.


     (5) Effective November 1, 1995, the company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" (SFAS No. 121). The adoption of SFAS No. 121 had no impact on the company's consolidated results of operations or financial position.

			   FLUOR CORPORATION
		  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	      FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes.


     RESULTS OF OPERATIONS

     Revenues for the three month period ended January 31, 1996 were $2.4 billion compared with $2.1 billion for the same period of 1995. Net earnings for the three month period ended January 31, 1996 were $57.4 million compared with $50.3 million for the same period of 1995. The increase in net earnings is primarily due to higher earnings from both the Engineering and Construction and Coal segments.


     ENGINEERING AND CONSTRUCTION

     Revenues and operating profit for the Engineering and Construction segment increased 18 percent and 14 percent, respectively, for the three month period ended January 31, 1996 compared with the same period of 1995, due to an increase in work performed. Reported margins, which may fluctuate from time to time as a result of changes in the mix of engineering and design services and construction related services, declined slightly in the first quarter of 1996 compared with the same period of 1995. New awards for the three months ended January 31, 1996 were $3.0 billion compared with $2.3 billion for the three months ended January 31, 1995. Approximately 60 percent of first quarter 1996 new awards were for projects located outside the United States. New awards in the Process group for the first quarter of 1996 were $1.7 billion and included a $610 million petroleum project to be constructed in Saudi Arabia and a $465 million award for work to be performed on an existing oil refinery located in Indonesia. The large size and uncertain timing of new awards can create variability in the company's award pattern, consequently, future award trends are difficult to predict with certainty.

     The following table sets forth backlog for each of the company's Engineering and Construction business groups:

				January 31,  October 31,  January 31,
     $ in millions                    1996         1995         1995
     ----------------------------------------------------------------
     Process                    $    7,316   $    6,671   $    7,568

     Industrial                      4,061        4,516        3,969

     Power/Government                3,157        3,275        2,253

     Diversified Services              574          263          326
			       --------------------------------------
     Total                     $    15,108   $   14,725   $   14,116
			       --------------------------------------
			       --------------------------------------

     The increase in the Diversified Services group's backlog at January 31, 1996 compared with October 31, 1995 was due primarily to the award of new facility management services for IBM at six facilities located throughout the Western United States. Approximately 56 percent of backlog at January 31, 1996 relates to projects located outside of the United States compared with 55 percent at October 31, 1995 and 51 percent at January 31, 1995. Backlog is adjusted both upwards and downwards as required to reflect project cancellations, deferrals and revised project scope and cost.


     COAL

     Produced coal revenues increased 3 percent for the three month period ended January 31, 1996 compared with the same period of 1995 due primarily to increased metallurgical coal sales. The increase in metallurgical coal revenues is due both to increased prices and higher sales volume as the result of strong demand by steel producers and the capturing of a larger share of the metallurgical coal market. However, both metallurgical and steam coal sales were adversely impacted in the first quarter of 1996 by disruptions at shipping facilities caused by severe weather conditions. Gross margin increased for the three months ended January 31, 1996 compared with the same period of 1995 due primarily to lower coal production costs and higher metallurgical coal sales prices. Operating profit increased 23 percent for the three months ended January 31, 1996 compared with the same period of 1995 due primarily to increased gross margin.

     OTHER

     Corporate administrative and general expenses increased $3.7 million for the three months ended January 31, 1996, compared with the same period of 1995 due primarily to higher stock price driven compensation plans expense, partially offset by lower corporate overhead. Net interest income for the three months ended January 31, 1996 was essentially unchanged from the same period of 1995.

     The effective income tax rate for the three month period ended January 31, 1996 was essentially unchanged from the same period of 1995.

     The company does not have substantial net assets or liabilities denominated in foreign currencies and, therefore, does not have significant risk to currency fluctuations. Although the Mexican peso has experienced continued volatility in recent months, the company believes that its investment in ICA Fluor Daniel has not been permanently impaired as prospects remain for long-term engineering and construction work in Mexico.

     Effective November 1, 1995, the company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" (SFAS No. 121). The adoption of SFAS No. 121 had no impact on the company's consolidated results of operations or financial position.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation plans and applies to transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. Adoption of the new accounting standards prescribed by SFAS No. 123 is optional. The company does not expect to adopt the new accounting standards and will continue to account for its plans under previous accounting standards, consequently, SFAS No. 123 will not affect the company's consolidated results of operations or financial position. However, in accordance with the provisions of SFAS No. 123, beginning in 1997 pro forma disclosures of net earnings and earnings per share will be made in the footnotes to the company's financial statements as if the SFAS No. 123 accounting standards had been adopted.

     In December 1995, the company announced an agreement with Groundwater Technology, Inc. ("GTI") wherein the company will acquire an approximate 55 percent ownership interest in GTI. The acquisition, subject to approval by the shareholders of GTI and other customary closing conditions, will broaden the scope of the company's environmental services activities.


     FINANCIAL POSITION AND LIQUIDITY

     The change in operating assets and liabilities from period to period is affected by the mix, stage of completion and commercial terms of engineering and construction projects. The decrease in the first quarter of 1996 compared with the same period of 1995 is primarily due to the timing of cash receipts from project receivables and the payment of current payables and accrued liabilities.

     For the three months ended January 31, 1996, capital expenditures were $107.9 million including $76.0 million related to coal mine development. Dividends paid in the three months ended January 31, 1996 were $14.2 million ($.17 per share) compared with $12.4 million ($.15 per share) for the same period of 1995.

     The long-term debt to total capital ratio was less than 1 percent at both January 31, 1996 and October 31, 1995.

     The company expects to have adequate resources available from cash and short-term investments currently on hand, plus available revolving credit facilities, capital market sources, and its commercial paper program to provide for its financing needs for the foreseeable future.

			   FLUOR CORPORATION
			  CHANGES IN BACKLOG
	       Three Months Ended January 31, 1996 and 1995

			       UNAUDITED


     $ in millions                                1996         1995
     ---------------------------------------------------------------
     Backlog - beginning of period.......   $ 14,724.9   $ 14,021.9

     New awards..........................      2,988.5      2,251.9

     Adjustments and cancellations, net..       (434.6)      (317.8)

     Work performed......................     (2,170.6)    (1,840.3)
					    ------------------------

     Backlog - end of period.............   $ 15,108.2   $ 14,115.7
					    ------------------------
					    ------------------------

		     PART II - Other Information


     Item 6.    Exhibits and Reports on Form 8-K.

		(a)    Exhibits.

		       10.1    Fluor Corporation and Subsidiaries
			       Executive Incentive Compensation Plan
			       (as amended and restated November 1,
			       1995).


		(b)    Reports on Form 8-K.

		       None.

			     SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					FLUOR CORPORATION
				-------------------------------------
					   (Registrant)




     Date:   March 15, 1996     /s/ J. Michal Conaway
	     --------------     -------------------------------------
				J.  Michal Conaway, Vice President
				and Chief Financial Officer



				/s/ V.L. Prechtl
				------------------------------------
				V.L. Prechtl, Vice President and
				Controller