Form 10-Q
period 1996-04-30
FLUOR CORP/DE/
filed 1996-06-13
CIK 37748

     UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

                             FORM 10-Q




                             (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 30, 1996

                                OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to


     Commission File Number:  1-7775


                           FLUOR CORPORATION
     -----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


                Delaware                           95-0740960
     -----------------------------------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer I.D. No.)
     incorporation or organization)


                 3333 Michelson Drive, Irvine, CA 92730
     -----------------------------------------------------------------
     (Address of principal executive offices)

                              (714)975-2000
     -----------------------------------------------------------------
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days.   Yes (X)  No ( )


     As of May 31, 1996 there were 83,574,157 shares of common stock outstanding.

     FLUOR CORPORATION

     FORM 10-Q

     April 30, 1996





     TABLE OF CONTENTS                                        PAGE
     -----------------------------------------------------------------
     Part I:     Financial Information

       Condensed Consolidated Statement of Earnings for
        the Three Months Ended April 30, 1996 and 1995.....     2

       Condensed Consolidated Statement of Earnings for
        the Six Months Ended April 30, 1996 and 1995.......     3

       Condensed Consolidated Balance Sheet at April 30,
        1996 and October 31, 1995..........................     4

       Condensed Consolidated Statement of Cash Flows for
        the Six Months Ended April 30, 1996 and 1995.......     6

       Notes to Condensed Consolidated Financial
        Statements.........................................     7

       Management's Discussion and Analysis of Financial
        Condition and Results of Operations................     9

       Changes in Backlog..................................    13


     Part II:    Other Information.........................    14


     Signatures............................................    16

                     Part I:  Financial Information

                         FLUOR CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
               Three Months Ended April 30, 1996 and 1995

                                UNAUDITED

     In thousands, except per share amounts        1996         1995
     -----------------------------------------------------------------
     REVENUES..............................  $2,582,229   $2,229,313

     COSTS AND EXPENSES
       Cost of revenues....................   2,477,175    2,133,971
       Corporate administrative and
        general expenses...................      11,334       12,451
       Interest expense....................       3,475        3,241
       Interest income.....................      (6,837)      (7,334)
                                             -------------------------
     Total Costs and Expenses..............   2,485,147    2,142,329
                                             -------------------------

     EARNINGS BEFORE INCOME TAXES..........      97,082       86,984

     INCOME TAX EXPENSE....................      33,382       31,662
                                             -------------------------
     NET EARNINGS..........................  $   63,700   $   55,322
                                             =========================
     NET EARNINGS PER SHARE................  $     0.75   $     0.66
                                             =========================
     DIVIDENDS PER COMMON SHARE............  $     0.17   $     0.15
                                             =========================
     SHARES USED TO CALCULATE EARNINGS PER
       SHARE...............................      84,664       83,251
                                             =========================






     See Accompanying Notes.

                     Part I:  Financial Information

                         FLUOR CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
               Six Months Ended April 30, 1996 and 1995

                                UNAUDITED

     In thousands, except per share amounts        1996         1995
     -----------------------------------------------------------------
     REVENUES..............................  $4,984,643   $4,288,939

     COSTS AND EXPENSES
       Cost of revenues....................   4,780,517    4,108,666
       Corporate administrative and
        general expenses...................      24,597       22,057
       Interest expense....................       6,916        6,561
       Interest income.....................     (14,232)     (14,453)
                                             -------------------------
     Total Costs and Expenses..............   4,797,798    4,122,831
                                             -------------------------

     EARNINGS BEFORE INCOME TAXES..........     186,845      166,108

     INCOME TAX EXPENSE....................      65,697       60,463
                                             -------------------------
     NET EARNINGS..........................  $  121,148   $  105,645
                                             =========================
     NET EARNINGS PER SHARE................  $     1.43   $     1.27
                                             =========================
     DIVIDENDS PER COMMON SHARE............  $     0.34   $     0.30
                                             =========================
     SHARES USED TO CALCULATE EARNINGS PER
       SHARE...............................      84,536       83,108
                                             =========================







     See Accompanying Notes.

                         FLUOR CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET
                  April 30, 1996 and October 31, 1995

                               UNAUDITED

                                              April 30,  October 31,
     $ in thousands                                1996        1995*
     -----------------------------------------------------------------
     ASSETS

     Current Assets
       Cash and cash equivalents...........  $  245,318   $  292,934
       Marketable securities...............     137,710      137,758
       Accounts and notes receivable.......     590,279      470,104
       Contract work in progress...........     373,321      362,910
       Deferred taxes......................      44,531       55,088
       Inventories and other current assets     117,377       92,877
                                             -------------------------
        Total current assets...............   1,508,536    1,411,671
                                             -------------------------

     Property, Plant and Equipment, net
       of accumulated depreciation,
       depletion and amortization of
       $717,391 and $630,573, respectively.   1,571,348    1,435,811
     Goodwill, net of accumulated
       amortization of $14,439 and $11,778,
       respectively........................      65,405       33,303
     Investments...........................     103,745       88,488
     Other.................................     271,566      259,633
                                             -------------------------
                                             $3,520,600   $3,228,906
                                             =========================










     * Amounts at October 31, 1995 have been derived from audited financial statements.

                         FLUOR CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET
                   April 30, 1996 and October 31, 1995

                               UNAUDITED

                                              April 30,  October 31,
     $ in thousands                                1996        1995*
     -----------------------------------------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current Liabilities
       Accounts and notes payable..........  $  356,362   $  372,301
       Commercial paper....................      29,880       29,937
       Advance billings on contracts.......     597,188      393,438
       Accrued salaries, wages and
        benefit plan liabilities...........     266,865      269,812
       Other accrued liabilities...........     151,146      148,782
       Current portion of long-term debt...      23,903       24,375
                                             -------------------------
        Total current liabilities..........   1,425,344    1,238,645
                                             -------------------------
     Long-term debt due after one year.....       4,711        2,873
     Deferred taxes........................      41,879       44,211
     Other noncurrent liabilities..........     509,256      512,363
     Commitments and Contingencies
     Shareholders' Equity
       Capital stock
        Preferred - authorized 20,000,000
          shares without par value; none
          issued
        Common - authorized 150,000,000
          shares of $0.625 par value;
          issued and outstanding -
          83,473,940 shares and 83,164,866
          shares, respectively.............      52,231       51,978
       Additional capital..................     555,731      538,503
       Retained earnings...................     959,071      866,305
       Unamortized executive stock plan
        expense............................     (25,927)     (26,865)
       Cumulative translation adjustments..      (1,696)         893
                                             -------------------------
        Total shareholders' equity.........   1,539,410    1,430,814
                                             -------------------------
                                             $3,520,600   $3,228,906
                                             =========================

     See Accompanying Notes.

     * Amounts at October 31, 1995 have been derived from audited financial statements.

                         FLUOR CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                Six Months Ended April 30, 1996 and 1995

                                UNAUDITED

     $ in thousands                                1996         1995
     -----------------------------------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES
       Net earnings........................  $  121,148   $  105,645
       Adjustments to reconcile net
        earnings to cash provided by
        operating activities:
          Depreciation, depletion and
            amortization...................      88,644       68,449
          Deferred taxes...................      12,801        4,079
          Change in operating assets and
            liabilities....................      37,132      (48,495)
          Other, net.......................     (18,281)       3,044
                                             -------------------------
     Cash provided by operating activities.     241,444      132,722
                                             -------------------------
     CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures................    (206,491)    (160,253)
       Acquisitions........................     (50,468)          --
       Investments.........................     (13,313)      (5,435)
       Purchases of marketable securities..     (55,541)     (17,290)
       Proceeds from sales and maturities
        of marketable securities...........      55,395       36,564
       Proceeds from sale of property,
        plant and equipment................      13,425        8,158
       Other, net..........................      (2,595)       4,226
                                             -------------------------
     Cash utilized by investing activities.    (259,588)    (134,030)
                                             -------------------------
     CASH FLOWS FROM FINANCING ACTIVITIES
       Cash dividends paid.................     (28,382)     (24,821)
       Payments on debt....................     (16,543)     (35,528)
       Stock options exercised.............      15,731          955
       Other, net..........................        (278)      (1,279)
                                             -------------------------
     Cash utilized by financing activities.     (29,472)     (60,673)
                                             -------------------------
     Decrease in cash and cash equivalents.     (47,616)     (61,981)
     Cash and cash equivalents at
       beginning of period.................     292,934      374,468
                                             -------------------------
     Cash and cash equivalents at end of
       period..............................  $  245,318   $  312,487
                                             =========================

     See Accompanying Notes.

                          FLUOR CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                UNAUDITED


     (1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the company's October 31, 1995 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended April 30, 1996 are not necessarily indicative of results that can be expected for the full year.

          The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at April 30, 1996 and its consolidated results of operations for the three and six months ended April
          30, 1996 and 1995 and cash flows for the six months ended April 30, 1996 and 1995. Certain 1995 amounts have been reclassified to conform with the 1996 presentation.


     (2) Earnings per share is based on the weighted average number of common and, when appropriate, common equivalent shares outstanding in each period. Common equivalent shares are included when the effect of the potential exercise of stock options is dilutive.


     (3)  Inventories comprise the following:

                                             April 30,   October 31,
          $ in thousands                          1996         1995
          ------------------------------------------------------------
          Coal...........................   $   34,538   $   28,874
          Supplies and other.............       40,405       34,410
                                            --------------------------
                                            $   74,943   $   63,284
                                            ==========================

     (4) Cash paid for interest was $3.8 million for the six month periods ended April 30, 1996 and 1995. Income tax payments, net of refunds, were $53.3 million and $60.4 million during the six month periods ended April 30, 1996 and 1995, respectively.


     (5) Effective November 1, 1995, the company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). The adoption of SFAS No. 121 had no impact on the company's consolidated results of operations or financial position.


     (6) In March 1996, American Equipment Company, Inc., the company's equipment rental and sales subsidiary acquired S&R Equipment Company, Inc. (S&R), a high-lift equipment dealer. S&R was acquired for a cash purchase price of $44.4 million, for which the company received $29.1 million of property, plant and equipment and $4.4 million of working capital and other assets. In addition, the company assumed $17.4 million of debt of which $15.6 million was repaid by the company subsequent to the purchase. Goodwill of $28.3 million will be amortized over 15 years.

          The acquistion has been accounted for as a purchase;
          accordingly, S&R's results of operations have been included in the company's Condensed Consolidated Statement of Earnings from the March 1, 1996 acquisition date.

     (7) In May 1996, the company consummated a merger between one of its subsidiaries, Fluor Daniel Environmental Services, Inc. (FDESI) and Groundwater Technology, Inc. (GTI), wherein the company acquired 55 percent of the newly named company, Fluor Daniel GTI. The company contributed $33.4 million in cash and ownership of FDESI to Fluor Daniel GTI. GTI shareholders received $60 million in cash and 45 percent of Fluor Daniel GTI. The merger will broaden and enhance the company's existing environmental, contracting and project management services.

     FLUOR CORPORATION
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes.


     RESULTS OF OPERATIONS

     Revenues increased 16 percent for both the three and six month periods ended April 30, 1996 compared with the same periods of 1995. Net earnings for the three and six months ended April 30, 1996 were $63.7 million and $121.1 million, respectively, compared with net earnings of $55.3 million and $105.6 million, respectively, for the same periods of 1995. The increases in net earnings are primarily due to higher earnings for both the Engineering and Construction and Coal segments.


     ENGINEERING AND CONSTRUCTION

     Revenues for the Engineering and Construction segment increased 15 percent and 17 percent, respectively, for the three and six month periods ended April 30, 1996 compared with the same periods of 1995, primarily due to an increase in work performed. Engineering and Construction operating profits increased 7 percent and 11 percent, respectively, for the three and six months ended April 30, 1996 compared with the same periods of 1995 primarily due to the increase in the volume of work performed which was partially offset by an increase in marketing and proposal costs. These expenditures, which are recognized as they are incurred, reflect the company's pursuit of strong business opportunities across numerous global markets. Excluding the impact of increased marketing and proposal costs, reported margins which may fluctuate from time to time as a result of changes in the mix of engineering and design services and construction related services, declined slightly for both the three and six month periods ended April 30, 1996 compared with the same periods of 1995. New awards for the three and six month periods ended April 30, 1996 were $3.0 billion and $6.0 billion, respectively, compared with $2.7 billion and $5.0 billion for the same periods of 1995. Approximately 53 percent and 57 percent, respectively, of new awards for the three and six months ended April 30, 1996 were for projects located outside the United States. New awards in the Industrial group for the the second quarter of 1996 were $1.8 billion and included a $558 million mining and metals project located in Indonesia.

     The remainder of other new awards in the second quarter of 1996 consisted of a mix of smaller to medium sized projects located primarily in the U.S., Asia Pacific and Middle East regions. The large size and uncertain timing of significant new awards can create variability in the company's awards pattern, consequently, future award trends are difficult to predict with certainty.

     The following table sets forth backlog for each of the company's Engineering and Construction groups:

                                 April 30,   October 31,   April 30,
     $ in millions                    1996         1995         1995
     -----------------------------------------------------------------
     Process                    $    6,296   $    6,671   $    7,175

     Industrial                      5,318        4,516        3,723

     Power/Government                3,054        3,275        3,214

     Diversified Services              694          263          292
                                --------------------------------------

     Total                      $   15,362   $   14,725   $   14,404
                                ======================================

     The increase in the Diversified Services group's backlog at April 30, 1996 compared with October 31, 1995 was due primarily to the award of new facility management services for IBM at seven facilities located throughout the United States. Approximately 57 percent of backlog at April 30, 1996 relates to projects located outside of the United States compared with 55 percent at October 31, 1995 and 56 percent at April 30, 1995. Backlog is adjusted both upwards and downwards as required to reflect project cancellations, deferrals and revised project scope and cost. These adjustments were comparable for the three and six months ended April 30, 1996 and 1995, respectively.


     COAL

     Revenues from produced coal increased 19 percent and 11 percent, respectively, for the three and six month periods ended April 30, 1996 compared with the same periods of 1995. These increases were primarily due to increased sales volume of both metallurgical and steam coal. Metallurgical coal revenues increased primarily due to the continued strong demand by steel producers and increased market share. Steam coal sales increased due to stronger demand from electric utilities stemming from a more severe winter this year compared with a year ago. Gross margin increased for the three and six months ended April 30, 1996 compared with the same periods of 1995 primarily due to the increased sales volume of both metallurgical and steam coal, and improved pricing of metallurgical coal. For the three months ended April 30, 1996, the increase in steam coal gross margin compared with the same period of 1995 was partially offset by a decline in sales price. Operating profit increased 17 percent and 20 percent, respectively, for the three and six months ended April 30, 1996 compared with the same periods of 1995 due primarily to increased gross margins.


     OTHER

     Corporate administrative and general expenses decreased approximately $1.1 million for the three months ended April 30, 1996 and increased approximately $2.5 million for the six months ended April 30, 1996, respectively, compared with the same periods in 1995. The decrease for the three months ended April 30, 1996 compared with the same period of 1995 is primarily due to lower stock price compensation plans expense and lower corporate overhead, partially offset by higher performance driven compensation plans expense. The increase for the six months ended April 30, 1996 compared with the same period of 1995 is primarily due to higher stock price and performance driven compensation plans expense, partially offset by lower corporate overhead. Net interest income for the three and six months ended April 30, 1996 decreased $.7 million and $.6 million, respectively, compared with the same periods of 1995 primarily due to lower average interest earning assets.

     The effective income tax rate for the six month period ended
     April 30, 1996 was essentially unchanged compared with the same period of 1995.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation plans. Adoption of the new accounting standards prescribed by SFAS No. 123 is optional. The company does not expect to adopt the new accounting standards and will continue to account for its plans under previous accounting standards, consequently, SFAS No. 123 will not affect the company's consolidated results of operations or financial position. However, in accordance with the provisions of SFAS No. 123, beginning in fiscal 1997 pro forma disclosures of net earnings and net earnings per share will be made in the footnotes to the company's financial statements as if the SFAS No. 123 accounting standards had been adopted.

     In May 1996, the company consummated a merger between one of its subsidiaries, Fluor Daniel Environmental Services, Inc. (FDESI), and Groundwater Technology, Inc. (GTI) wherein the company acquired an approximate 55 percent interest in the newly named company, Fluor Daniel GTI. The company contributed $33.4 million in cash and ownership of FDESI to Fluor Daniel GTI. GTI shareholders received $60 million in cash and 45 percent ownership of Fluor Daniel GTI. The merger will broaden and enhance the company's existing combination of environmental, contracting and project management services.

     In March 1996, American Equipment Company, Inc., the company's equipment rental and sales subsidiary acquired S&R Equipment Company, Inc. (S&R), a high-lift equipment dealer. S&R was acquired for a cash purchase price of $44.4 million, for which the company received $29.1 million of property, plant and equipment and $4.4 million of working capital and other assets. In addition, the company assumed $17.4 million of debt of which $15.6 million was repaid by the company subsequent to the purchase. Goodwill of $28.3 million will be amortized over 15 years.

     The acquisition has been accounted for as a purchase;
     accordingly, S&R's results of operations have been included in the company's Condensed Consolidated Statement of Earnings from the March 1, 1996 acquisition date.


     FINANCIAL POSITION AND LIQUIDITY

     The company expects to have adequate resources available from cash and short-term investments currently on hand, plus available revolving credit facilities, capital market sources, and its commercial paper program to provide for its financing needs for the foreseeable future.

     Changes in operating assets and liabilities are affected by the mix, stage of completion and commercial terms of engineering and construction projects. The increase in operating assets and liabilities in the first six months of 1996 compared with the same period of 1995 is primarily due to increases in advanced billings on contracts partially offset by increased project receivables resulting from increased project volume.

     For the six months ended April 30, 1996, capital expenditures were $206.5 million including $134.5 million related primarily to mine development at Massey. Dividends paid in the six months ended April 30, 1996 were $28.4 million (.34 per share) compared with $24.8 million (.30 per share) for the same period of 1995.

     FLUOR CORPORATION
     CHANGES IN BACKLOG
     ($ in Millions)

     UNAUDITED


     For the Three Months Ended April 30,          1996         1995
     -----------------------------------------------------------------
     Backlog - beginning of period.......    $ 15,108.2   $ 14,115.7

     New awards..........................       2,967.5      2,719.3

     Adjustments and cancellations, net..        (403.9)      (422.9)

     Work performed......................      (2,309.8)    (2,007.9)
                                             -------------------------

     Backlog - end of period.............    $ 15,362.0   $ 14,404.2
                                             =========================

     For the Six Months Ended April 30,            1996         1995
     -----------------------------------------------------------------
     Backlog - beginning of period.......    $ 14,724.9   $ 14,021.9

     New awards..........................       5,956.0      4,971.2

     Adjustments and cancellations, net..        (838.5)      (740.7)

     Work performed......................      (4,480.4)    (3,848.2)
                                             -------------------------

     Backlog - end of period.............    $ 15,362.0   $ 14,404.2
                                             =========================

                     PART II - Other Information




     Item 4.    Submission of Matters to a Vote of Security Holders.

                (a)  Date of Meeting.  The annual meeting of
                     stockholders of Fluor Corporation was held on March 12, 1996 at the Fluor Daniel offices,
                     Greenville, South Carolina.

                (b)  Election of Directors.

                     Directors elected -

                     Peter J. Fluor
                     64,199,308  FOR
                        688,297  VOTED TO WITHHOLD AUTHORITY

                     Bobby R. Inman
                     64,170,353  FOR
                        717,252  VOTED TO WITHHOLD AUTHORITY

                     Buck Mickel
                     64,158,548  FOR
                        729,057  VOTED TO WITHHOLD AUTHORITY

                     Other directors continuing in office -

                     Carroll A. Campbell, Jr.
                     Hugh K. Coble
                     David P. Gardner
                     William R. Grant
                     Robert V. Lindsay
                     Vilma S. Martinez
                     Leslie G. McCraw
                     Martha R. Seger

                (c)  Matters Voted Upon. Ratification of the
                     appointment of Ernst & Young LLP as auditors for the fiscal year ending October 31, 1996:

                     64,708,953  FOR
                         71,496  AGAINST
                        107,156  ABSTAIN
                            -0-  BROKER NON-VOTE

                     Approval of the 1996 Fluor Executive Stock
                     Plan:

                     51,876,527  FOR
                     11,416,506  AGAINST
                        605,417  ABSTAIN
                        989,155  BROKER NON-VOTE

                     Approval of certain executive compensation performance goals:

                     61,758,482  FOR
                      1,197,497  AGAINST
                        942,472  ABSTAIN
                        989,154  BROKER NON-VOTE

                (d) Terms of settlement between registrant and any other participant. None.


     Item 6.    Exhibits and Reports on Form 8-K

                (a)  Exhibits.  None.

                (b)  Reports on Form 8-K.  None.

                             SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FLUOR CORPORATION
                                            (Registrant)




     Date: June 13, 1996         /s/ J. Michal Conaway
                                 J.  Michal Conaway, Vice President
                                 and Chief Financial Officer



                                 /s/ V.L. Prechtl
                                 V.L. Prechtl, Vice President and
                                 Controller