Form 10-Q
period 1996-07-31
FLUOR CORP/DE/
filed 1996-09-13
CIK 37748

     UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

			     FORM 10-Q




			     (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 31, 1996

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


		 3353 Michelson Drive, Irvine, CA 92698
     -----------------------------------------------------------------
     (Address of principal executive offices)

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


     As of August 31, 1996 there were 83,617,164 shares of common stock outstanding.

     FLUOR CORPORATION

     FORM 10-Q

     July 31, 1996





     TABLE OF CONTENTS                                        PAGE
     -----------------------------------------------------------------
     Part I:     Financial Information

       Condensed Consolidated Statement of Earnings for
	the Three Months Ended July 31, 1996 and 1995......     2

       Condensed Consolidated Statement of Earnings for
	the Nine Months Ended July 31, 1996 and 1995.......     3

       Condensed Consolidated Balance Sheet at July 31,
	1996 and October 31, 1995..........................     4

       Condensed Consolidated Statement of Cash Flows for
	the Nine Months Ended July 31, 1996 and 1995.......     6

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

		  Part I:  Financial Information

			 FLUOR CORPORATION
	    CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
		Three Months Ended July 31, 1996 and 1995

				UNAUDITED

     In thousands, except per share amounts        1996         1995
     -----------------------------------------------------------------
     REVENUES..............................  $2,702,821   $2,436,831

     COSTS AND EXPENSES
       Cost of revenues....................   2,589,959    2,335,885
       Corporate administrative and
	general expenses...................       9,956       12,793
       Interest expense....................       4,500        3,449
       Interest income.....................      (6,460)      (9,875)
					     -------------------------
     Total Costs and Expenses..............   2,597,955    2,342,252
					     -------------------------

     EARNINGS BEFORE INCOME TAXES..........     104,866       94,579

     INCOME TAX EXPENSE....................      36,789       34,427
					     -------------------------
     NET EARNINGS..........................  $   68,077   $   60,152
					     =========================
     NET EARNINGS PER SHARE................  $     0.81   $     0.72
					     =========================
     DIVIDENDS PER COMMON SHARE............  $     0.17   $     0.15
					     =========================
     SHARES USED TO CALCULATE EARNINGS PER
       SHARE...............................      84,558       83,542
					     =========================







     See Accompanying Notes.

			 FLUOR CORPORATION
	    CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
		Nine Months Ended July 31, 1996 and 1995

				UNAUDITED

     In thousands, except per share amounts        1996         1995
     -----------------------------------------------------------------
     REVENUES..............................  $7,687,464   $6,725,770

     COSTS AND EXPENSES
       Cost of revenues....................   7,370,476    6,444,551
       Corporate administrative and
	general expenses...................      34,553       34,850
       Interest expense....................      11,416       10,010
       Interest income.....................     (20,692)     (24,328)
					     -------------------------
     Total Costs and Expenses..............   7,395,753    6,465,083
					     -------------------------

     EARNINGS BEFORE INCOME TAXES..........     291,711      260,687

     INCOME TAX EXPENSE....................     102,486       94,890
					     -------------------------
     NET EARNINGS..........................  $  189,225   $  165,797
					     =========================
     NET EARNINGS PER SHARE................  $     2.24   $     1.99
					     =========================
     DIVIDENDS PER COMMON SHARE............  $     0.51   $     0.45
					     =========================
     SHARES USED TO CALCULATE EARNINGS PER
       SHARE...............................      84,543       83,253
					     =========================







     See Accompanying Notes.

			 FLUOR CORPORATION
		CONDENSED CONSOLIDATED BALANCE SHEET
		    July 31, 1996 and October 31, 1995

			       UNAUDITED

					       July 31,    October 31,
     $ in thousands                                1996         1995*
     -----------------------------------------------------------------
     ASSETS

     Current Assets
       Cash and cash equivalents...........  $  228,603   $  292,934
       Marketable securities...............     113,736      137,758
       Accounts and notes receivable.......     572,016      470,104
       Contract work in progress...........     465,736      362,910
       Deferred taxes......................      46,572       55,088
       Inventories and other current assets     104,556       92,877
					     -------------------------
	Total current assets...............   1,531,219    1,411,671
					     -------------------------

     Property, Plant and Equipment, net
       of accumulated depreciation,
       depletion and amortization of
       $787,462 and $630,573, respectively.   1,609,792    1,435,811
     Goodwill, net of accumulated
       amortization of $16,774 and $11,778,
       respectively........................      71,873       33,303
     Investments...........................     101,364       88,488
     Other.................................     284,170      259,633
					     -------------------------
					     $3,598,418   $3,228,906
					     =========================









     See Accompanying Notes.



     * Amounts at October 31, 1995 have been derived from audited financial statements.

			 FLUOR CORPORATION
		CONDENSED CONSOLIDATED BALANCE SHEET
		    July 31, 1996 and October 31, 1995

			       UNAUDITED

					       July 31,    October 31,
     $ in thousands                                1996         1995*
     -----------------------------------------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current Liabilities
       Accounts and notes payable..........  $  386,666   $  372,301
       Commercial paper....................      29,854       29,937
       Advance billings on contracts.......     561,771      393,438
       Accrued salaries, wages and
	benefit plan liabilities...........     240,474      269,812
       Other accrued liabilities...........     159,440      148,782
       Current portion of long-term debt...      24,790       24,375
					     -------------------------
	Total current liabilities..........   1,402,995    1,238,645
					     -------------------------
     Long-term debt due after one year.....       3,336        2,873
     Deferred taxes........................      38,875       44,211
     Other noncurrent liabilities..........     553,772      512,363
     Commitments and Contingencies
     Shareholders' Equity
       Capital stock
	Preferred - authorized 20,000,000
	  shares without par value; none
	  issued
	Common - authorized 150,000,000
	  shares of $0.625 par value;
	  issued and outstanding -
	  83,598,249 shares and 83,164,866
	  shares, respectively.............      52,249       51,978
       Additional capital..................     559,674      538,503
       Retained earnings...................   1,012,940      866,305
       Unamortized executive stock plan
	expense............................     (24,787)     (26,865)
       Cumulative translation adjustments..        (636)         893
					     -------------------------
	Total shareholders' equity.........   1,599,440    1,430,814
					     -------------------------
					     $3,598,418   $3,228,906
					     =========================

     See Accompanying Notes.

     * Amounts at October 31, 1995 have been derived from audited financial statements.

			 FLUOR CORPORATION
	   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
		Nine Months Ended July 31, 1996 and 1995

				UNAUDITED

     $ in thousands                                1996         1995
     -----------------------------------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES
       Net earnings........................  $  189,225   $  165,797
       Adjustments to reconcile net
	earnings to cash provided by
	operating activities:
	  Depreciation, depletion and
	    amortization...................     139,929      106,177
	  Deferred taxes...................      11,564        8,056
	  Change in operating assets and
	    liabilities....................     (21,288)     (29,718)
	  Other, net.......................     (15,005)     (29,231)
					     -------------------------
     Cash provided by operating activities.     304,425      221,081
					     -------------------------
     CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures................    (289,404)    (225,588)
       Acquisitions........................     (80,216)      (5,342)
       Investments.........................      (6,580)     (11,032)
       Purchases of marketable securities..     (64,052)     (84,919)
       Proceeds from sales and maturities
	of marketable securities...........      88,897       77,464
       Proceeds from sale of property,
	plant and equipment................      20,317       11,462
       Other, net..........................      (9,775)       2,655
					     -------------------------
     Cash utilized by investing activities.    (340,813)    (235,300)
					     -------------------------
     CASH FLOWS FROM FINANCING ACTIVITIES
       Cash dividends paid.................     (42,590)     (37,238)
       Payments on debt....................     (18,801)     (35,604)
       Stock options exercised.............      15,311        6,808
       Increase in short-term borrowings...      17,373       12,677
       Other, net..........................         764       (1,162)
					     -------------------------
     Cash utilized by financing activities.     (27,943)     (54,519)
					     -------------------------
     Decrease in cash and cash equivalents.     (64,331)     (68,738)
     Cash and cash equivalents at
       beginning of period.................     292,934      374,468
					     -------------------------
     Cash and cash equivalents at end of
       period..............................  $  228,603   $  305,730
					     =========================

     See Accompanying Notes.

			  FLUOR CORPORATION
	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

				UNAUDITED


     (1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the company's October 31, 1995 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended July 31, 1996 are not necessarily indicative of results that can be expected for the full year.

	  The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at July 31, 1996 and its consolidated results of operations for the three and nine months ended July
	  31, 1996 and 1995 and cash flows for the nine months ended July 31, 1996 and 1995. Certain 1995 amounts have been reclassified to conform with the 1996 presentation.


     (2) Earnings per share is based on the weighted average number of common and, when appropriate, common equivalent shares outstanding in each period. Common equivalent shares are included when the effect of the potential exercise of stock options is dilutive.


     (3)  Inventories comprise the following:

					       July 31,   October 31,
	  $ in thousands                           1996         1995
	  ------------------------------------------------------------
	  Coal...........................    $   22,831   $   28,874
	  Supplies and other.............        37,393       34,410
					     -----------------------
					     $   60,224   $   63,284
					     =======================

     (4) Cash paid for interest was $6.9 million and $5.1 million for the nine month periods ended July 31, 1996 and 1995, respectively. Income tax payments, net of refunds, were $82.2 million and $71.0 million during the nine month periods ended July 31, 1996 and 1995, respectively.


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

     FLUOR CORPORATION
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes and the company's October 31, 1995 annual report on Form 10-K.


     RESULTS OF OPERATIONS

     Revenues increased 11 percent and 14 percent, respectively, for the three and nine month periods ended July 31, 1996 compared with the same periods of 1995. Net earnings for the three and nine months ended July 31, 1996 were $68.1 million and $189.2 million, respectively, compared with net earnings of $60.2 million and $165.8 million, respectively, for the same periods of 1995. The increases in net earnings are due primarily to higher earnings for both the Engineering and Construction and Coal segments.


     ENGINEERING AND CONSTRUCTION

     Revenues for the Engineering and Construction segment increased 11 percent and 15 percent, respectively, for the three and nine month periods ended July 31, 1996 compared with the same periods of 1995, due primarily to an increase in work performed. Engineering and Construction operating profits increased 9 percent and 10 percent, respectively, for the three and nine months ended July 31, 1996 compared with the same periods of 1995 due primarily to the increase in the volume of work performed which was partially offset by an increase in investment spending for expansion and strategic business development. These expenditures, which are expensed as they are incurred, reflect the company's pursuit of business opportunities across numerous global markets. Operating margins, which may fluctuate from time to time as a result of changes in the mix of engineering and design services and construction related services, continue to be affected by the increased investment spending. Although operating margins improved from those reported in the second quarter of 1996, they declined slightly for both the three and nine month periods ended July 31, 1996 compared with the same periods of 1995.

     New awards for the three and nine month periods ended July 31, 1996 were $3.1 billion and $9.1 billion, respectively, compared with $2.6 billion and $7.6 billion for the same periods of 1995. Approximately 59 percent and 57 percent, respectively, of new awards for the three and nine months ended July 31, 1996 were for projects located outside the United States. New awards in the third quarter of 1996 were concentrated in the Process and Industrial groups and consisted of a mix of smaller to medium sized projects located primarily in the U.S., South America and Asia Pacific regions. The large size and uncertain timing of significant new awards can create variability in the company's awards pattern, consequently, future award trends are difficult to predict with certainty.

     In August 1996, the company was selected to manage the environmental cleanup of the Department of Energy's Hanford site, a former plutonium production facility located in southeastern Washington state. The initial five-year contract is valued at $5 billion with potential contract extensions totaling five years and $5 billion. This work is expected to be added to backlog on an annual basis as congressional authority to expend the funds is received. The initial authorized phase will be recognized as a new award in the fourth quarter of 1996.

     The following table sets forth backlog for each of the company's Engineering and Construction groups:

				  July 31,    October 31,   July 31,
     $ in millions                    1996           1995       1995
     -----------------------------------------------------------------
     Process                    $    6,125   $    6,671   $    6,861

     Industrial                      5,974        4,516        4,090

     Power/Government                2,852        3,275        3,282

     Diversified Services              648          263          317
				--------------------------------------
     Total                      $   15,599   $   14,725   $   14,550
				======================================

     Approximately 56 percent of backlog at July 31, 1996 relates to projects located outside of the United States compared with 55 percent at October 31, 1995 and 56 percent at July 31, 1995, consistent with the company's long-term goal of broad geographic diversity. Backlog is adjusted both upwards and downwards as required to reflect project cancellations, deferrals and revised project scope and cost.

     COAL

     Revenues increased 13 percent and 12 percent, respectively, for the three and nine month periods ended July 31, 1996 compared with the same periods of 1995. These increases were due primarily to increased sales of both metallurgical and steam coal. Metallurgical coal revenues increased due primarily to the continued strong demand by steel producers and to Massey's increased market share. Steam coal sales continued to benefit from the severe winter in 1996 as electric utilities replenished their depleted inventory levels. Gross income increased for the three months ended July 31, 1996 compared with the same period of 1995 due primarily to the increased sales volume of both metallurgical and steam coal. Gross income increased for the nine months ended July 31, 1996 compared with the same period of 1995 due primarily to the increased sales volume of both metallurgical and steam coal combined with improved pricing and lower costs of metallurgical coal. Operating profit increased 14 percent and 18 percent, respectively, for the three and nine months ended July 31, 1996 compared with the same periods of 1995 due primarily to increased gross income.


     OTHER

     Corporate administrative and general expenses decreased $2.8 million for the three months ended July 31, 1996 and were level for the nine months ended July 31, 1996 compared with the same periods of 1995. The decrease for the three months ended July 31, 1996 compared with the same period of 1995 is due primarily to lower expenses for stock price driven compensation plans and lower corporate overhead, partially offset by higher expenses for performance driven compensation plans.

     Net interest income for the three and nine months ended July 31, 1996 decreased $4.5 million and $5.0 million, respectively, compared with the same periods of 1995 due primarily to lower interest earning assets in addition to higher short-term interest bearing liabilities.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation plans. Adoption of the new accounting standards prescribed by SFAS No. 123 is optional. The company does not expect to apply the new accounting standards in its consolidated financial statements and will continue to account for its plans under previous accounting standards, consequently, SFAS No. 123 will not affect the company's consolidated results of operations or financial position. However, in accordance with the reporting provisions of SFAS No. 123, beginning in 1997 pro forma disclosures of net earnings per share will be made in the footnotes to the company's financial statements as if the SFAS No. 123 accounting standards had been adopted.

     In May 1996, the company consummated a merger between one of its subsidiaries, Fluor Daniel Environmental Services, Inc. (FDESI), and Groundwater Technology, Inc. (GTI) wherein the company acquired an approximate 55 percent interest in the newly named company, Fluor Daniel GTI. The company contributed $33.4 million in cash and ownership of FDESI to Fluor Daniel GTI. GTI shareholders received $60 million in cash and an approximate 45 percent ownership of Fluor Daniel GTI.

     In March 1996, American Equipment, Inc., the company's equipment rental and sales subsidiary acquired S&R Equipment Company, Inc. (S&R), a high-lift equipment dealer. S&R was acquired for a cash purchase price of $44.4 million, for which the company received $29.1 million of property, plant and equipment, $4.4 million of working capital and other assets. In addition, the company assumed $17.4 million of debt which was repaid by the company subsequent to the purchase. Goodwill of $28.3 million will be amortized over 15 years.

     These acquisitions have been accounted for under the purchase method of accounting and their results of operations have been included in the company's condensed consolidated financial statements from the respective acquisition dates.


     FINANCIAL POSITION AND LIQUIDITY

     The company expects to have adequate resources available from cash and short-term investments currently on hand, plus available revolving credit facilities, capital market sources, a commercial paper program and banking arrangements to provide for its financing needs for the foreseeable future.

     Changes in operating assets and liabilities are affected by the mix, stage of completion and commercial terms of engineering and construction projects. The decrease in operating assets and liabilities in the first nine months of 1996 is due primarily to increased project receivables and contract work in progress resulting from increased project volume partially offset by increases in advanced billings on contracts.

     For the nine months ended July 31, 1996, capital expenditures were $289.4 million including $171.6 million related primarily to mine development for the Coal segment. Dividends paid in the nine months ended July 31, 1996 were $42.6 million ($.51 per share) compared with $37.2 million ($.45 per share) for the same period of 1995.

     FLUOR CORPORATION
     CHANGES IN BACKLOG
     ($ in Millions)

     UNAUDITED


     For the Three Months Ended July 31,           1996         1995
     -----------------------------------------------------------------
     Backlog - beginning of period.......    $ 15,362.0   $ 14,404.2

     New awards..........................       3,107.5      2,611.9

     Adjustments and cancellations, net..        (476.1)      (266.5)

     Work performed......................      (2,394.2)    (2,200.0)
					     -------------------------

     Backlog - end of period.............    $ 15,599.2   $ 14,549.6
					     =========================

     For the Nine Months Ended July 31,            1996         1995
     -----------------------------------------------------------------
     Backlog - beginning of period.......    $ 14,724.9   $ 14,021.9

     New awards..........................       9,063.4      7,583.1

     Adjustments and cancellations, net..      (1,314.5)    (1,007.2)

     Work performed......................      (6,874.6)    (6,048.2)
					     -------------------------

     Backlog - end of period.............    $ 15,599.2   $ 14,549.6
					     =========================

			  FLUOR CORPORATION

		     PART II - Other Information


     Item 6.    Exhibits and Reports on Form 8-K.

		(a)  Exhibits.

		     10.1  1996 Executive Stock Plan.

		     10.2  Fluor Corporation Executive Incentive
			   Compensation Plan (Amended and Restated
			   Effective November 1, 1995).

		(b)  Reports on Form 8-K.  None.

			     SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					 FLUOR CORPORATION
					    (Registrant)




     Date:  September 13, 1996   /s/ J. Michal Conaway
				 J.  Michal Conaway, Vice President
				 and Chief Financial Officer



				 /s/ V.L. Prechtl
				 V.L. Prechtl, Vice President and
				 Controller