Form 10-K
period 1996-10-31
FLUOR CORP/DE/
filed 1997-01-28
CIK 37748

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM       TO
                                               ------    ------
                          COMMISSION FILE NO. 1-7775

                               FLUOR CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              95-0740960
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

                3353 MICHELSON DRIVE, IRVINE, CALIFORNIA    92698
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 975-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------         -----------------------------------------
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the registrant's voting stock held by non-affiliates was $5,530,525,607 on January 14, 1997, based upon the average between the highest and lowest sales prices of the registrant's Common Stock as reported in the consolidated transactions reporting system.

  Common Stock, $0.625 par value, outstanding as of January 14, 1997 -- 83,921,807 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts I, II and IV incorporate certain information by reference from the registrant's Annual Report to stockholders for the fiscal year ended October 31, 1996.

  Part III incorporates certain information by reference from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on March 11, 1997, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended October 31, 1996.
===============================================================================

                                    PART I

ITEM 1. BUSINESS.

  Fluor Corporation ("Fluor" or the "Company") was incorporated in Delaware in 1978 as a successor in interest to a California corporation of the same name that was originally incorporated in 1924. Its executive offices are located at 3353 Michelson Drive, Irvine, California 92698, telephone number (714) 975-2000.

  Through Fluor Daniel, Inc. and other domestic and foreign subsidiaries, the Company provides design, engineering, procurement, construction, maintenance and other diversified services on a worldwide basis to an extensive range of industrial, commercial, utility, natural resources, energy and governmental clients.

  The Company maintains investments in coal-related businesses through its ownership of A. T. Massey Coal Company, Inc. ("Massey").

  A summary of the Company's operations and activities by business segment and geographic area is set forth below.

                         ENGINEERING AND CONSTRUCTION

  The Fluor Daniel group of domestic and foreign companies ("Fluor Daniel") provides a full range of design, engineering, procurement, construction, maintenance and other diversified services to clients in a broad range of industrial and geographic markets on a worldwide basis. The types of services provided by Fluor Daniel, directly or through companies or partnerships jointly owned or affiliations with other companies, include: feasibility studies, conceptual design, detail engineering, procurement, project and construction management, construction, maintenance, plant operations, technical support, project finance, quality assurance/quality control, start-up assistance, site evaluation, licensing, consulting, construction equipment sales and leasing, temporary technical and non-technical staffing and environmental services.

  Fluor Constructors International, Inc. ("Fluor Constructors") is organized and operated separately from Fluor Daniel. Fluor Constructors provides construction management, construction and maintenance services in the United States and Canada. Fluor Constructors is the Company's union construction arm.

  The engineering and construction business is conducted under various types of contractual arrangements, including cost reimbursable (plus fixed or percentage fee), all-inclusive rate, unit price, fixed or maximum price and incentive fee contracts. Contracts are either competitively bid and awarded or individually negotiated. While, in terms of dollar amount, the majority of contracts are of the cost reimbursable type, there has been an increase in the volume of cost-reimbursable contracts with incentive-fee arrangements and in the volume of fixed or unit price contracts. In certain instances, the Company guarantees facility completion by a scheduled acceptance date and/or achievement of certain acceptance and performance testing levels. Failure to meet any such schedule or performance requirements could result in additional costs and the amount of such additional costs could exceed project profit margins.

  The markets served by the business are highly competitive and for the most part require substantial resources, particularly highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by the business. Competition is primarily centered on performance and the ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost efficient manner. The engineering and construction business derives its competitive strength from its diversity, reputation for quality, cost-effectiveness, worldwide procurement capability, project management expertise, geographic coverage, ability to meet client requirements by performing construction on either a union or open shop basis, ability to execute projects of varying sizes, strong safety record and lengthy experience with a wide range of services and technologies.

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

  During fiscal 1996, Process Group contract awards included: engineering, procurement and construction management for a hydrodesulfurization unit in Korea, a gas turbine generator in the Philippines, an ethylene plant expansion in Saudi Arabia, a fluid catalytic cracker unit in Texas, a L.S.D. hydrofiner in Canada, an export terminal expansion project in Scotland, a pipeline and export terminal in Azerbaijan, a 180 mile ethylene pipeline in Texas, a LNG upstream facility, offshore gas platform, subsea and onshore pipelines in Trinidad, a refrigerated storage tank in New Hampshire, a carbon graphite expansion in South Carolina, and a resin coating plant in Great Britain; engineering, procurement, and construction for debottlenecking of existing facilities and an expanded lube oil plant in Indonesia, an upgrade of a residue hydrocracker in the Slovak Republic, a polymer extrusion expansion in Louisiana, a PTA plant in the Netherlands, a new PET facility in Mississippi; engineering and procurement for a CDU unit revamp in Poland, a gas plant modification in England, a gas field development including low temperature separation unit compression and control facilities in the Netherlands, a 15 mile gas pipeline with terminal in Mexico, an acrylate facility expansion in Texas; construction management for a refinery modernization in Poland, a lube oil revamp in Germany, an ethylene unit revamp in Louisiana, a paraxylene decoupling and revamp in Alabama, a paraxylene unit in Korea, a sufactant plant in Asia, and expansion and renovation of a paint pigments plant in Delaware; engineering for numerous maintenance shutdowns at various locations in the USA, a propylene recovery project in Pennsylvania, an expansion of six existing crude oil pipeline pump stations in Colombia, an ethoxics and ethanol amines in Louisiana, an organic acids plant in Louisiana, a nylon facility in China, a polylactide facility in Nebraska, a filter products facility in Tennessee, a carbon black expansion in China, and a latex relocation in Thailand; project management for an offshore gas compression platform and subsea pipeline in Vietnam; construction and maintenance for evergreen small capital construction services in Tennessee and South Carolina, and for various chemical and fiber plants throughout the USA.

  Ongoing Projects include: engineering, procurement and construction management for an increase in capacity of two hydrodesulfurization units and associated pipeline in Venezuela, a methanol plant in Norway, and a gas oil hydrotreater in California, a gas injection and underground storage facility in the Netherlands, crude oil import/export pipeline, tanks, oil pump stations and terminal in Lithuania, a hydrotreater in Canada, and a polystyrene plant expansion in Louisiana; engineering, procurement, and construction for a cat feed hydrotreater in Louisiana, a fluid catalytic cracker unit in Korea, a vinyl acetate monomer plant in Singapore, a refinery upgrade in the Netherlands, a new film machine in an existing plant in New York, a hydrochlorofluorocarbon plant in Kentucky, a polypropylene plant expansion in Pennsylvania, a polymer expansion facility in Virginia, and a hydrogen peroxide plant in Texas; engineering, procurement, construction, and program management for a petrochemical complex in Kuwait; engineering and procurement for a revamp of two paraxylene units in Alabama, a new propylene splitter unit in Pennsylvania, a 354 kilometer pipeline with laterals from Mariquita to Cali in Colombia, an oil production facility in Gabon, and four offshore platforms in Venezuela; procurement and construction management for general facilities and utilities of a petrochemical complex in Kuwait; engineering for three geothermal power generation facilities in Indonesia, a metaxylene unit in Texas, an early production system equipment and an oil field production facility in Colombia, a CAT feed hydrotreater in Louisiana, a petroleum refinery expansion in Abu Dhabi, a receiving terminal, pump stations, meter stations, pipelines and export terminal in Azerbaijan, a polyethylene plant in Texas, a debottlenecking project in Indonesia, evergreen support in Canada, and a filter products facility in Tennessee; project management for a 200,000 barrel a day production facility with infrastructure, power generation and an 800 mile pipeline and single point mooring loading terminal in Africa, and a nylon tire cord plant in India; construction management for an expansion and renovation of a paint pigments plant in Delaware; construction and maintenance for evergreen small capital construction services in Tennessee and South Carolina; construction for an oxo alcohol and a chemical plant both in Louisiana, and a chemical line conversion and waste water treatment plant both in South Carolina; evergreen capital construction and maintenance services for various chemical and fiber plants throughout the USA; services alliance in Texas, and numerous small capital projects at various locations in the USA.

  Projects completed in fiscal 1996 included: engineering, procurement and construction management for a refinery in Thailand, a fatty acids plant in the Philippines, modifications of a gasoline reformulation refinery in California, a silanes plant in Germany, a flue gas desulfurization and synthetic oil abatement project in Canada, a flue gas desulphurization, synthetic oil abatement project in Alberta, Canada, a single point mooring and submarine pipeline in Korea, a polymer plant in Mexico, a chemicals intermediates plant in Spain, a cogeneration project in Kansas, a reformulated gasoline project and a clean fuels program in California, and a polymer plant capacity increase in Mexico; engineering, procurement, and construction for a polymer plant in North Carolina, a chemical plant debottlenecking project in North Carolina, a polymer plant in England, and a hydrogen peroxide plant in Canada; engineering and procurement for modifications of a petroleum loading marine terminal in Alaska, a reformer unit revamp in Texas, an upgrade and expansion of a parex unit in Puerto Rico, a reformulated fuels project at a refinery in California, a chlor-alkali/ethylene expansion of a petrochemical plant in Saudi Arabia, expansion and renovation of a paint pigments plant in Delaware, and a polyethylene plant in Singapore; engineering for a polyethylene plant in Texas, a pipeline and pump systems in Alaska, refinery unit expansions and upgrades in Kansas, a revamp and modernization of a natural gas plant in Hungary, a phosphorus plant in Germany, gas pipeline and distribution systems in Chile and Argentina, an LPG facility in China, and an organic acid plant expansion in Texas; and inspection services for an existing pipeline from Midland to Houston, Texas and existing pipelines in Oklahoma, Kansas and Missouri.

 Industrial

  Services provided by the Industrial Group include a broad range of services provided to support clients through the following operating companies: Mining and Metals; Automotive and General Manufacturing;

PharmBio and Chemicals; Food, Beverage and Consumer Products; Commercial and Institutional Facilities; ADP Fluor Daniel which provides professional services in architecture, engineering and construction management specializing in the microelectronics market; Infrastructure; Telecommunications; Pulp and Paper; and PACE, the operating company dedicated to serving Fluor Daniel's alliance with Procter & Gamble.

  During fiscal 1996, Industrial Group acquisitions included: Allen & Philp Architects, Inc., a privately held United States company providing professional services in architecture to the hospitality market; and Marshall Contractors, Inc., a privately held United States company providing professional services in construction management to microelectronics, pharm/biotech, commercial & institutional, manufacturing, food & beverage, and chemicals, plastics and fibers markets.

  During fiscal 1996, Industrial Group contract awards included: engineering, procurement and construction for a copper and gold mine in Indonesia, a dyno/tank farm expansion in South Carolina, an ethanol facility in Canada, a wafer facility in the Philippines, a vaccine manufacturing facility in Maryland, and a food processing plant expansion in Tennessee; engineering, procurement and construction management for a gold heap leach expansion, a copper mine addition, a grass roots copper mine and a potassium chloride plant expansion in Chile, a battery acid plant in Saudi Arabia, an automotive transaxle facility expansion in Ohio, a wafer facility in Washington, a fine chemicals retrofit project in Tennessee, a bulk pharmaceuticals manufacturing facility in Ireland, a vitamin manufacturing facility in New Jersey, expansion and rebuild of various snack food plants, a multi-product personal care facility in China, an alliance with a client in the aluminum industry in the United States, and cellular site buildout for eight cities in the United States; engineering and procurement for a petro-sulphur forming plant in Canada, a food additive processing plant in Ohio; engineering and construction of pet foods facilities and a tile expansion facility in Greenville, Mississippi; engineering and construction management of a propylated starch facility in Indianapolis; construction management for a specialty steel mill in Pennsylvania, a parking and athletic facility in Florida, an HVAC upgrade to a distribution facility in Mississippi, the retail expansion for a petroleum company in Colorado, a convention center in Arkansas, a conferencing center in Florida, a hotel renovation in California, a commercial office building and resort complex in the Philippines, a hotel in Indonesia and the major infrastructure for a university in Saudi Arabia; engineering for a grassroots micro mill in Nevada, grassroots gold mine in Venezuela, melt shop facility in Indiana, general services steel mills in the United States, SX/EW copper mine in Chile, aluminum recycle mill in the United States, a grassroots copper mine in Canada, tool hook-up in a wafer facility in Thailand, a vitamin manufacturing facility in Texas, an engineering alliance for a multi-product facility in California, a potent compound bulk manufacturing facility in Georgia, a grass roots solid dosage pharmaceutical plant in Oklahoma; an engineering study for a tableting facility in the former Soviet Union, a high speed rail project in Florida; construction of a distribution warehouse in South Carolina, a camcorder/laptop battery facility in Florida and a project management recompetition for rail transit in Los Angeles, California.

  Ongoing projects include: engineering, procurement and construction for a gold mine in Chile, a gold mine in Papua New Guinea, a dry conversion process facility in North Carolina, rebuilding a carpet manufacturing facility in Georgia, a contract manufacturing facility and corporate headquarters in North Carolina, a packaging and distribution space in a brown sugar facility in Gainesville, Florida, a paper machine expansion in Georgia and an Emergency 911 response system for Chicago, Illinois; engineering, procurement and construction management for copper gold mine in Argentina, an iron ore pelletizing processing facility in Brazil, a copper mine expansion in Indonesia, an automotive assembly plant in Argentina, apparel distribution centers at various locations throughout the United States, a silicon wafer facility in Texas, production and packaging of an english muffin plant in Greenwich, Connecticut, a beltway around Denver, Colorado; engineering and construction of an engine plant expansion in Ohio; engineering and construction management for a hotel renovation in Indonesia, a sports facility in South Carolina and a court/detention center in Texas, a vaccine manufacturing plant in North Carolina; construction management for a nickel mine expansion in Indonesia, a prison project in California, the renovation of a turbine facility in South Carolina, a tobacco processing plant in North Carolina, a tobacco facility in the Netherlands, a train station terminal building in Kyoto, Japan and a multi-product personal care facility in the Philippines; construction for a personal care product plant in Puerto Rico; engineering for an iron mine in

Australia; maintenance services for an automotive facility in Tennessee; project management for rail stations for the Federal Transportation Administration in New York City, and for highway construction in Orange County, California.

  Projects completed in fiscal 1996 included: engineering, procurement and construction for a blast furnace coal injection in Indiana, a gelcaps facility in North Carolina; engineering, procurement and construction management of a copper concentrator expansion in Chile, copper expansion and pipeline in Chile, a metal aperture screen manufacturing facility in New York, a fine chemicals manufacturing plant in Arkansas, a sodium cromoglycate facility in the United Kingdom, a utilities upgrade and building expansion in California, plant construction and renovation of cola bottling plants, a dextrose expansion project in Illinois, expansion and rebuild of various snack food plants in locations throughout the United States, two de-inking facilities and a paper recycle facility, all in the United Kingdom and a paper products plant in Korea; engineering and construction management for an engine manufacturing line relocation in New Jersey and an expansion of a spice manufacturing facility in Australia; engineering and construction of a tile expansion facility in Greenville, Mississippi, corn processing plants and several consumer plants in Ohio; construction management of a prison project in Texas, an automotive assembly plant in Alabama, an HVAC upgrade to a distribution facility in Mississippi; engineering for a copper smelter and refinery in Indonesia, a washing machine plant in China, a wafer fabrication facility in Utah, a paper machine rebuild in Georgia, and a paper machine addition in Wisconsin, a shampoo facility in China; condition assessment for facilities at twelve military installations at various locations throughout the United States; engineering study for an automobile manufacturer to determine the feasibility of disassembling and relocation of two North American automobile manufacturing facilities to China; project management for rail transit for the Los Angeles County Metropolitan Transportation Authority in California.

 Power and Government

  The Power and Government Group provides services to public electric utilities, private power companies, and the United States government. The operating companies in the group are Power Generation, Duke/Fluor Daniel, Power Services, Government Services, Fluor Daniel Fernald and Fluor Daniel Hanford.

  During fiscal 1996, Power and Government Group contract awards included: engineering, procurement, and construction for a 300 megawatt combined cycle plant in Saudi Arabia; engineering, procurement, and construction management for a cogeneration plant in Great Britain; maintenance and support for a 2 x 825 megawatt nuclear station in Maryland; program maintenance and support for the fossil plants of a California utility; renewal of maintenance and support services for the fossil and gas plants of a utility in Texas, Arkansas, Louisiana, and Mississippi and a nuclear plant for a utility in Missouri; operations and maintenance for a 151 megawatt facility in Delaware; management and integration contractor for a major United States Department of Energy ("DOE") facility ("Hanford") in Washington; additional DOE funding for engineering and design for nuclear materials storage plant under a reconfiguration project in Nevada; and engineering for the waste vitrification program at Hanford.

  Ongoing projects include: procurement, engineering, construction management, and start up for a 2 x 600 megawatt coal fired power plant in Indonesia; operations and maintenance for a 175 megawatt diesel system in Indonesia; engineering for a 1,200 megawatt phased combined cycle gas facility in Saudi Arabia; engineering, procurement, and construction for a 160 megawatt cogeneration plant in Indiana, a 240 megawatt combined cycle cogeneration plant in Louisiana, rebuilding of a fire damaged 650 megawatt combined cycle facility in Virginia, and a 75 megawatt bottoming cycle and 69 kilovolt transmission line in Illinois; environmental remediation management for the DOE former uranium processing plant in Ohio (the "Fernald Project"); engineering and construction management for various radar and weather stations located throughout the United States for the National Oceanic and Atmospheric Administration; engineering for a laboratory facility upgrade in Illinois, a DOE waste vitrification plant at Hanford, the reconfiguration of the DOE weapons program, the DOE National Engineering Laboratories in Idaho, and a waste handling facility for the DOE at Hanford; operations and maintenance for a 130 megawatt cogeneration facility in Virginia; management and operation services for the Naval Petroleum and Oil Shale Reserves program for the DOE in Colorado, Utah, and Wyoming; maintenance and support for a rebuild of a power plant in Texas; maintenance for a 3 x 1,270 megawatt nuclear plant in Arizona, fossil and gas generation plants in Texas, Georgia, Louisiana, Arkansas, Mississippi, Australia, South Africa, Florida, and Tennessee and for nuclear plants in South Carolina, Kansas, Missouri, Virginia, Texas and Arizona.

  Projects completed in fiscal 1996 included: engineering and construction for emission monitoring equipment for various power generation sites of utilities in Arkansas, Louisiana, Mississippi, and Texas; engineering, procurement, and construction for a fuel cell pilot plant and a 48 megawatt combined cycle plant in California; engineering, design, procurement and construction for a 385 megawatt pulverized coal plant in South Carolina; engineering, procurement, construction management and start up assistance for coal switching modifications to a coal fired facility in Indiana; engineering, procurement, construction, and construction management for a waste to energy facility in New York; engineering for a nuclear utility in Illinois; engineering and construction management at a significant number of locations throughout the United States for radar and weather stations for the National Oceanic and Atmosphere Administration; and for a waste handling facility for DOE in Washington.

 Diversified Services

  The Diversified Services Group was created in fiscal 1994 to expand certain services provided by Fluor Daniel beyond the boundaries of the traditional engineering and construction project cycle. These services have typically been provided to projects in support of Fluor Daniel and have developed into core skills. They are now offered on a stand alone basis to new clients and markets as well as traditional clients and markets external to Fluor Daniel.

  Established businesses in the group which have become more focused on external markets include the following operating companies: Facility & Plant Services, which provides plant maintenance, management and efficiency services as well as plant maintenance software; TRS Staffing Solutions, which provides technical, professional, and clerical temporary personnel as well as permanent placements; American Equipment Company, which sells, leases, and outsources equipment for construction and industrial needs; Environmental Services, which provides environmental engineering and construction services; and Fluor Daniel GTI, Inc., which provides environmental remediation services. Operating companies focused on creating new businesses by leveraging core skills include Fluor Daniel Technologies, which uses Fluor Daniel's extensive technical expertise to evaluate new technologies for investment and commercialization; and Acquion, a provider of procurement outsourcing services and electronic catalog and ordering services that focus on streamlining the procurement work process for clients.

  During fiscal 1996, Diversified Services Group acquisitions included: the previously reported acquisition of 55% of Groundwater Technology, Inc., an environmental remediation company which was merged with Fluor Daniel Environmental Services, Inc. to form Fluor Daniel GTI, Inc.; and the acquisition of 100% of S & R Equipment Co., Inc., an Ohio based equipment rental company; TA Group, a plant maintenance company based in the United Kingdom; Phoenix Contracting Pty. Limited, an Australian based permanent and temporary placement services company; and The Consol Group, Inc. and its affiliated companies, another permanent and temporary placement services company located in New Hampshire and doing business primarily in the New England states.

  During fiscal 1996, Diversified Services Group new awards included: maintenance for a vehicle manufacturing facility in Argentina, computer manufacturing plants in Arizona, Colorado, and California and computer manufacturing plants in Florida, Texas, North Carolina; computerized maintenance system for a steel maker in Utah and a glass products manufacturer at various locations in the U.S.; computerized maintenance system and training services for a refinery in Asia; engineering, procurement, and construction of hazardous waste recycling facilities for a waste management company at various locations in the U.S.

  Ongoing projects include: a large equipment outsourcing contract at a petrochemical plant in Texas; maintenance for a tire manufacturing facility in Tennessee, a petrochemical plant in Texas, and a refinery in Mississippi; environmental investigation, feasibility studies, and remediation for the United States Army

Environmental Center, the United States Army Corps of Engineers, and the United States Environmental Protection Agency; engineering, procurement, and construction management for an environmental remediation program for a toxic waste site in Indiana; environmental investigation and evaluation at U.S. military facilities in Hawaii, Guam and Puerto Rico; and site remediation at a plant in Illinois.

  Projects completed in fiscal 1996 included: environmental investigation and remediation plan services for a toxic waste site in New York; and environmental investigation, remediation design and implementation services for a chemical waste site in Ohio.

FLUOR CONSTRUCTORS

  Fluor Constructors is organized and operated separately from Fluor Daniel. Fluor Constructors provides unionized construction management, construction and maintenance services in the United States and Canada, both independently and as a subcontractor to Fluor Daniel, and global support to all Fluor Daniel industry and regional groups.

  During fiscal 1996, Fluor Constructors contract awards included: construction and construction management services for a steam turbine project in Indiana and a wafer fabrication facility located in Camas, Washington; and maintenance and outage support for a nuclear power plant in Maryland.

  Ongoing projects include: maintenance and outage support at various plant sites for a nuclear power plant in Missouri and for fossil fuel power plants in Louisiana, Mississippi and Arkansas.

  Projects completed in fiscal 1996 included: construction and construction management for a reformulated gasoline project at a refinery in California, a blast furnace coal injection facility in Indiana, a hydrocracker revamp for a refinery in Delaware, a refrigerant production facility in Kentucky, a sulfur dioxide unit and hydrogen peroxide project in Canada, a steam turbine project in Indiana, and a polypropylene plant expansion in Pennsylvania, construction management of a potable water supply system in Nevada, an Emergency 911 response system in Illinois and a waste to energy boiler replacement in New York.

BACKLOG

  Fluor Daniel's operating companies are organized into four major industry groups: Process, Industrial, Power and Government, and Diversified Services.

  The following table sets forth the consolidated backlog of Fluor's engineering and construction segment at October 31, 1996 and 1995 by industry group:

                                                           1996         1995
                                                       ------------ ------------
                                                       (IN MILLIONS OF DOLLARS)
      Industrial...................................... $      6,496 $      4,516
      Process.........................................        4,903        6,671
      Power and Government............................        3,621        3,275
      Diversified Services............................          737          263
                                                       ------------ ------------
                                                       $     15,757 $     14,725
                                                       ============ ============

  The following table sets forth the consolidated backlog of Fluor's engineering and construction segment at October 31, 1996 and 1995 by region:

                                                          1996         1995
                                                      ------------ ------------
                                                      (IN MILLIONS OF DOLLARS)
      United States.................................. $      7,326 $      6,666
      Asia Pacific...................................        4,402        3,303
      Europe, Africa and Middle East.................        2,677        3,088
      The Americas...................................        1,352        1,668
                                                      ------------ ------------
                                                      $     15,757 $     14,725
                                                      ============ ============

      Estimated portion not to be performed during fiscal 1997:  33%
                                                                 ==

  The dollar amount of the backlog is not necessarily indicative of the future earnings of Fluor related to the performance of such work. Although backlog represents only business which is considered to be firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of Fluor's control, such as changes in project schedules, Fluor cannot predict with certainty the portion of its October 31, 1996, backlog to be performed subsequent to fiscal 1997.

  Approximately $1.1 billion of the Power and Government backlog at October 31, 1996, is attributable to the DOE Fernald Project and subject to government funding on an annual basis. Additionally, approximately $1.0 billion of such backlog is attributable to the DOE Hanford Project, and certain governmental authorizations to expend this amount have been received. An additional $1.0 billion of the Power and Government backlog is attributable to the Paiton private power project. At October 31, 1996, approximately $1.0 billion of the Industrial Group backlog is attributable to the Batu Hijau copper and gold mine project for Newmont Gold in Indonesia.

                                COAL INVESTMENT

  A. T. Massey Coal Company, Inc., which is headquartered in Richmond, Virginia, and its subsidiaries conduct Massey's coal-related businesses and are collectively referred to herein as the "Massey Companies."

  The Massey Companies produce, process and sell bituminous, low sulfur coal of steam and metallurgical grades from 18 mining complexes (16 of which include preparation plants) located in West Virginia, Kentucky and Tennessee. At October 31, 1996, one of the mining complexes was still in development and not yet producing coal. A second mining complex is idle.

  Operations at certain of the facilities are conducted in part through the use of independent contract miners. The Massey Companies also purchase and resell coal produced by unrelated companies. Steam coal is used primarily by utilities as fuel for power plants. Metallurgical coal is used primarily to make coke for use in the manufacture of steel.

  For each of the three years in the period ended October 31, 1996, the Massey Companies' production (expressed in thousands of short tons) of steam coal and metallurgical coal, respectively, was 17,578 and 13,616 for fiscal 1996, 15,790 and 11,634 for fiscal 1995, and 17,120 and 7,333 for fiscal 1994. Sales
(expressed in thousands of short tons) of coal produced by the Massey Companies were 31,091 for fiscal year 1996, 27,410 for fiscal 1995 and 23,835 for fiscal 1994.

  A large portion of the steam coal produced by the Massey Companies is sold to domestic utilities under long-term contracts. Metallurgical coal is sold to both foreign and domestic steel producers. Approximately 64% of the Massey Companies' fiscal 1996 coal production was sold under long-term contracts, 60% of which was steam coal and 40% of which was metallurgical coal. Approximately 12% of the coal tonnage sold by the Massey Companies in fiscal 1996 was sold outside of North America.

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

  The Coal Industry Retiree Health Benefits Act of 1992 (the "Act") provides that certain retired coal miners who were members of the United Mine Workers of America, along with their spouses, are guaranteed health care benefits. The Massey Companies' obligation under the Act is currently estimated to aggregate approximately

$49 million which will be recognized as expense as payments are assessed. The amount expensed during fiscal 1996 approximated $2.0 million.

  The management of the Massey Companies estimates that, as of October 31, 1996, the Massey Companies had total recoverable reserves (expressed in thousands of short tons) of 1,549,205; 620,254 of which are assigned recoverable reserves and 928,951 of which are unassigned recoverable reserves; and 1,128,418 of which are proven recoverable reserves and 420,787 of which are probable recoverable reserves.

  The management of the Massey Companies estimates that approximately 35% of the total reserves listed above consist of reserves that would be considered primarily metallurgical grade coal. They also estimate that approximately 65% of all reserves contain less than 1% sulfur. A portion of the steam coal reserves could be beneficiated to metallurgical grade by coal preparation plants, and substantially all of the metallurgical coal reserves could be sold as high quality steam coal, if market conditions warrant.

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

  In fiscal 1996, Fluor expended approximately $4.9 million to comply with environmental, health and safety laws and regulations in connection with its coal investment, none of which were capitalized. Fluor anticipates making $8.0 million and $7.8 million in such non-capital expenditures in fiscal 1997 and 1998, respectively. Of these expenditures, $4.0 million, $5.6 million and $5.7 million for fiscal 1996, 1997 and 1998, respectively, were or are anticipated to be for surface reclamation. Existing financial reserves are believed to be adequate to cover actual and anticipated surface reclamation expenditures. Other expenditures will be expensed as incurred.

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

  In 1994, Fluor completed the sale of its lead business. The sale by Fluor of its lead business included St. Joe Minerals Corporation ("St. Joe") and its environmental liabilities for several different lead mining, smelting and other lead related environmental sites. As a condition of the St. Joe sale, however, Fluor retained responsibility for certain non-lead related environmental liabilities arising out of St. Joe's former zinc mining and smelting division, but only to the extent that such liabilities are not covered by St. Joe's comprehensive general liability insurance. These liabilities arise out of three zinc facilities located in Bartlesville, Oklahoma, Monaca, Pennsylvania and Balmat, New York (the "Zinc Facilities").

  In 1987, St. Joe sold its zinc mining and smelting division to Zinc Corporation of America ("ZCA"). As part of the sale agreement, St. Joe and Fluor agreed to indemnify ZCA for certain environmental liabilities arising from operations conducted at the Zinc Facilities prior to the sale. During fiscal year 1993, ZCA made claims under this indemnity as well as under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") against St. Joe for past and future environmental expenditures at the Zinc Facilities. In fiscal year 1994, ZCA filed suit against St. Joe and Fluor, among others, seeking compensation for environmental expenditures at the Zinc Facilities. In fiscal year 1994, Fluor and St. Joe, among others, executed a settlement agreement with ZCA which, among other things, cancels the indemnity previously provided to ZCA and limits environmental expenditures at the Zinc Facilities for which St. Joe would be responsible to no more than approximately $10 million. Expenses incurred and payments made under the settlement agreement are expected to be made over a period of at least five years from the date of settlement.

  In fiscal 1996, Fluor and St. Joe prosecuted cost recovery claims against another potentially responsible party for the Bartlesville facility. The Federal District Court for Oklahoma rendered Judgment in favor of Fluor and St. Joe, among others, which Judgment has become final and non-appealable. The District Court's Judgment further reduces Fluor and St. Joe's liability with respect to the Bartlesville facility. In addition, St. Joe has initiated legal proceedings against certain of its insurance carriers alleging that the investigative and remediation costs, for which St. Joe is or may be responsible, including costs incurred prior to the sale of St. Joe and costs related to the Zinc Facilities, are covered by insurance. A portion of any recoveries received from the insurance carriers would be, pursuant to the St. Joe sale agreement, for the benefit of Fluor. In January 1995, St. Joe executed a settlement agreement with one of its primary insurance carriers that provided coverage for a minor portion of the applicable coverage periods. In May 1995, St. Joe received a favorable ruling from the Orange County Superior Court which ordered St. Joe's other primary insurance carrier to provide a defense to St. Joe for certain environmental liabilities, including the Zinc Facilities. This insurer has appealed the Superior Court's order. St. Joe continues to pursue its other primary insurance carrier for additional payments. Inasmuch as the insurance proceedings remain in the early stages of litigation, no credit or offset (other than for amounts actually received in settlement or judgment), has been taken into account by Fluor in establishing its reserves for future environmental costs.

  The Company believes, based upon present information available to it, that its reserves with respect to future environmental costs are adequate and such future costs will not have a material effect on the Company's consolidated financial position, results of operations or liquidity. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among potentially responsible parties, or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional expenditures or the provision of additional reserves in expectation of such expenditures.

NUMBER OF EMPLOYEES

  The following table sets forth the number of salaried and craft/hourly employees of Fluor and its subsidiaries engaged in Fluor's business segments as of October 31, 1996:

                                                    SALARIED CRAFT/HOURLY TOTAL
                                                    -------- ------------ ------
   Engineering and Construction....................  26,568     23,084    49,652
   Coal............................................     946      1,863     2,809
                                                     ------     ------    ------
                                                     27,514     24,947    52,461
                                                     ======     ======    ======

OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

  The financial information for business segments and geographic areas is included in the Operations by Business Segment and Geographic Area section of the Notes to Consolidated Financial Statements in Fluor's 1996 Annual Report to stockholders, which section is incorporated herein by reference.

ITEM 2. PROPERTIES.

 Major Facilities

  Operations of Fluor and its subsidiaries are conducted in both owned and leased properties. In addition, certain owned or leased properties of Fluor and its subsidiaries are leased or subleased to third party tenants. The following table describes the general character of the major existing facilities, exclusive of mines, coal preparation plants and their adjoining offices:

      LOCATION                                                          INTEREST
      --------                                                          --------
   Corporate Headquarters:
    Irvine, California................................................. Leased
   Engineering and Construction Offices:
    Alberton, South Africa............................................. Leased
    Al Khobar, Saudi Arabia (Dhahran area)............................. Owned
    Amherst, New Hampshire............................................. Leased
    Anchorage, Alaska.................................................. Leased
    Appleton, Wisconsin................................................ Leased
    Arlington, Texas................................................... Leased
    Arlington, Virginia................................................ Leased
    Asturias, Spain.................................................... Leased
    Austin, Texas...................................................... Leased
    Bakersfield, California............................................ Leased
    Bangkok, Thailand.................................................. Leased
    Beijing, People's Republic of China................................ Leased
    Bergen op Zoom, Netherlands........................................ Leased
    Bogota, Columbia................................................... Leased
    Brisbane, Australia................................................ Leased
    Budapest, Hungary.................................................. Leased
    Caguas, Puerto Rico................................................ Owned
    Calgary, Canada.................................................... Leased
    Camberley, England................................................. Leased
    Caracas, Venezuela................................................. Leased
    Charlotte, North Carolina.......................................... Leased
    Charleston, West Virginia.......................................... Leased
    Chesapeake, Virginia............................................... Leased
    Chicago, Illinois.................................................. Leased
    Cincinnati, Ohio................................................... Leased
    Columbia, Maryland................................................. Leased
    Corpus Christi, Texas.............................................. Leased
    Dallas, Texas...................................................... Leased
    Deer Park, Texas................................................... Leased
    Dubai, United Arab Emirates........................................ Leased
    Dusseldorf, Germany................................................ Leased
    East Providence, Rhode Island...................................... Leased
    Elmhurst, Illinois................................................. Leased

      LOCATION                                                     INTEREST
      --------                                                     --------
    Florham Park, New Jersey..................................      Leased
    Fort Lauderdale, Florida..................................      Leased
    Fort Wayne, Indiana.......................................      Leased
    Golden, Colorado..........................................      Leased
    Grand Rapids, Michigan....................................      Owned
    Greenville, South Carolina................................ Owned and Leased
    Haarlem, Netherlands...................................... Owned and Leased
    Hanoi, Vietnam............................................      Leased
    Ho Chi Minh City, Vietnam.................................      Leased
    Hoffman Estates, Illinois.................................      Leased
    Holbrook, New York........................................      Leased
    Hong Kong.................................................      Leased
    Houston (Sugar Land office), Texas........................      Owned
    Irvine, California........................................      Leased
    Jakarta, Indonesia........................................      Leased
    Kansas City, Missouri.....................................      Leased
    Kent, Washington..........................................      Leased
    Kingsgrove, Australia.....................................      Leased
    Kuala Lumpur, Malaysia....................................      Leased
    La Serena, Chile..........................................      Leased
    Leduc, Canada.............................................      Leased
    Leipzig, Germany..........................................      Leased
    Lenexa, Kansas............................................      Leased
    Lexington, Kentucky.......................................      Leased
    Lima, Peru................................................      Leased
    Little River, South Carolina..............................      Leased
    London (Uxbridge), England................................      Leased
    Manchester, England.......................................      Leased
    Manila, Philippines.......................................      Leased
    Marietta, Georgia.........................................      Leased
    Martinez, California......................................      Leased
    Mauldin, South Carolina...................................      Leased
    Melbourne, Australia......................................      Leased
    Memphis, Tennessee........................................      Leased
    Mexico City, Mexico.......................................      Owned
    Montreal, Canada..........................................      Leased
    Morrisville, North Carolina...............................      Leased
    Moscow, Russia............................................      Leased
    Nashville, Tennessee......................................      Leased
    New Delhi, India..........................................      Leased
    New York, New York........................................      Leased
    Norwood, Massachusetts....................................      Leased
    Oceanside, California.....................................      Leased
    Pasadena, Texas...........................................      Leased
    Pensacola, Florida........................................      Leased
    Perrysburg, Ohio..........................................      Owned
    Perth, Australia..........................................      Leased
    Phoenix, Arizona..........................................      Leased
    Philadelphia, Pennsylvania (Marlton, New Jersey office)...      Leased
    Pittsburgh, Pennsylvania..................................      Leased
    Richardson, Texas.........................................      Leased

      LOCATION                                                         INTEREST
      --------                                                         --------
    Richland, Washington...........................................     Leased
    Richmond, Virginia.............................................     Leased
    Riverdale, Illinois............................................     Owned
    Rotterdam, Netherlands.........................................     Leased
    Rotorua, New Zealand...........................................     Leased
    Rumford, Rhode Island..........................................     Leased
    Sacramento, California.........................................     Leased
    Salem, New Hampshire...........................................     Leased
    San Juan, Puerto Rico..........................................     Leased
    Santa Clara, California........................................     Leased
    Santiago, Chile................................................     Owned
    Schenectady, New York..........................................     Leased
    Scott, Louisiana...............................................     Leased
    Seoul, Korea...................................................     Leased
    Shanghai, China................................................     Leased
    Singapore......................................................     Leased
    Solon, Ohio....................................................     Leased
    South San Francisco, California................................     Leased
    Stafford, Texas................................................     Leased
    Stockton, California...........................................     Leased
    Stuttgart, Germany.............................................     Leased
    Tampa, Florida.................................................     Leased
    Tempe, Arizona.................................................     Leased
    Tokyo, Japan...................................................     Leased
    Torrance, California...........................................     Leased
    Trenton, New Jersey............................................     Leased
    Tucuman, Argentina.............................................     Leased
    Tulsa, Oklahoma................................................     Leased
    Urbandale, Iowa................................................     Leased
    Vancouver, Canada..............................................     Leased
    Ventura, California............................................     Leased
    Washington, D.C. ..............................................     Leased
    Westchester, Pennsylvania......................................     Leased
    West Columbia, South Carolina..................................     Leased
    Wichita, Kansas................................................     Leased
    Wiesbaden, Germany.............................................     Leased
    Windsor, Connecticut...........................................     Leased
    Wixom, Michigan................................................     Owned
   Coal Offices:
    (Kentucky, Tennessee, Virginia, West Virginia).................     Owned

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

  In July 1987, four lawsuits were filed against R. T. Vanderbilt Company, Inc., Gouverneur Talc Company, Inc., St. Joe and Fluor for personal injury and wrongful death allegedly due to asbestos, talc and silicon exposure in certain New York mines. Subsequent to July 1987, 16 additional lawsuits have been filed. All of these suits (representing a total of 213 plaintiffs) have been filed with the New York Supreme Court, St. Lawrence County, New York. The total damages claimed in these cases, referred to as Bailey, Baker, Beane, et al. v. R. T. Vanderbilt Company, Inc., et al. (the claims have not been consolidated), are $287 million against all defendants. Plaintiffs also seek an unspecified amount of punitive damages against all defendants. In October 1996, Fluor's motion for summary judgment was granted and, therefore, Fluor is no longer a party to any of the pending lawsuits. Additionally, the Court dismissed the complaints of 24 former St. Joe employees.

  On May 3, 1994 William T. Watt instituted an action against Fluor Daniel, Inc. and Fernald Environmental Restoration Management Corporation ("FERMCO", now known as Fluor Daniel Fernald, Inc.), in the United States District Court, Southern District of Ohio, pursuant to 31 U.S.C. (S)(S) 3729-32, the False Claims Act (the "Act"). Watt is seeking to recover civil penalties and damages for alleged false claims submitted to the Department of Energy ("DOE") of the United States arising out of work performed at Fernald, Ohio pursuant to FERMCO's Environmental Restoration Management Contract with the DOE. After investigation pursuant to the Act, the United States government elected not to intervene. Motions for summary judgment are pending. Trial has been postponed, and no new date has been set. Watt has claimed damages of $92 million. If Watt were to prevail at trial, damages would be trebled, and other statutory penalties would attach.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT(/1/)

Leslie G. McCraw, age 62

  Director since 1984; Chairman of Executive Committee and member of Governance Committee; Chairman of the Board since 1991; Chief Executive Officer since 1990; formerly Vice Chairman of the Board from 1990; formerly President from 1988; joined the Company in 1975.

Dennis W. Benner, age 55

  Vice President and Chief Information Officer since November 1994; formerly Vice President and General Manager, Information, and Vice President and General Manager, Target Marketing Services, for TRW from 1992 and 1986, respectively.

Charles J. Bradley, Jr., age 61

  Vice President, Human Resources and Administration since 1986; joined the Company in 1958.

J. Michal Conaway, age 48

  Senior Vice President and Chief Financial Officer since December 1996; formerly Vice President and Chief Financial Officer since May 1994; formerly Vice President, Finance, from 1993; formerly Vice President and Chief Financial Officer of National Gypsum Company and its parent, Aancor Holdings, Inc., from 1988.

Lawrence N. Fisher, age 52

  Senior Vice President, Law and Corporate Secretary, since March 1996; formerly Vice President, Corporate Law and Assistant Secretary from 1984; joined the Company in 1974.

James O. Rollans, age 54

  Chief Administrative Officer since May 1994; Senior Vice President since 1992; formerly Chief Financial Officer from 1992; formerly Vice President, Corporate Communications from 1982; joined the Company in 1982.


EXECUTIVE OPERATING OFFICERS(/1/)

Hugh K. Coble, age 62

  Director since 1984; Vice Chairman since April 1994; formerly Group President of Fluor Daniel, Inc.(/2/) from 1986; joined the Company in 1966.

Dennis G. Bernhart, age 51

  Group President, The Americas, of Fluor Daniel, Inc.(/2/) since May 1994; formerly President, Latin America, Middle East and Africa, of that company from 1993; formerly Vice President, Sales, from 1982; joined the Company in 1968.

Don L. Blankenship, age 46

  Director since September 1996; Chairman of the Board and Chief Executive Officer of A.T. Massey Coal Company, Inc.(/3/) since January 1992; formerly President and Chief Operating Officer of that subsidiary from 1990; formerly President of Massey Coal Services, Inc.(/4/) from 1989; joined Rawl Sales & Processing Co.(/5/) in 1982.

Alan L. Boeckmann, age 48

  Group President, Chemical Processes and Industrial, of Fluor Daniel, Inc.(/2/) since January 1996; formerly Vice President of Chemicals, Plastics & Fibers of that company from June 1994; formerly Vice President and General Manager of that company from 1992; formerly Vice President-Engineering Services, of that company from 1989; joined the Company in 1974.

Richard D. Carano, age 57

  Group President, Asia/Pacific, of Fluor Daniel, Inc.(/2/) since May 1994; formerly President, Asia/Pacific, of that company from 1993; formerly Vice President, Sales, of that company from 1987; joined the Company in 1970.

E. David Cole, Jr., age 59

  Group President, Process, of Fluor Daniel, Inc.(/2/) since May 1994; formerly Vice President, Petroleum and Petrochemicals, of that company from 1987; joined the Company in 1965.

Charles R. Cox, age 54

  Group President, Industrial, of Fluor Daniel, Inc.(/2/) since May 1994; formerly President, Operations Centers, of that company from 1989; joined the Company in 1969.

Richard A. Flinton, age 66

  Chairman of the Board of Fluor Constructors International, Inc.(/6/) since 1989; joined the Company in 1960.

Thomas P. Merrick, age 59

  Vice President, Strategic Planning, of Fluor Daniel, Inc.(/2/) since May 1994; formerly Vice President, Technology, of that company from 1993; formerly Vice President, Government Sales, of that company from 1989; joined the Company in 1984.

Charles R. Oliver, Jr., age 53

  Group President, Sales, Marketing and Strategic Planning of Fluor Daniel, Inc.(/2/) since May 1994; formerly President, Business Units, of that company from 1993; formerly President, Hydrocarbon Sector, from 1986; joined the Company in 1970.

Carel J.C. Smeets, age 57

  Group President, Europe, Africa and Middle East, of Fluor Daniel, Inc.(/2/) since May 1994; formerly Vice President, European Operations, of that company from 1991; formerly Vice President and Managing Director, the Netherlands, from 1985; joined the Company in 1969.

James C. Stein, age 53

  Group President, Diversified Services, of Fluor Daniel, Inc.(/2/) since May 1994; formerly President, Business Units, of that company from 1993; formerly President, Industrial Sector, of that company from 1986; joined the Company in 1964.

Richard M. Teater, age 48

  Group President, Power and Government, of Fluor Daniel, Inc.(/2/) since May 1994; formerly President, Power, of that company from 1993; formerly Vice President, Power Marketing, of that company from 1990; formerly Vice President, Industrial Marketing, of that company from 1988; joined the Company in 1980.
--------
(/1/) Except where otherwise indicated, all references are to positions held with Fluor.

(/2/) Fluor Daniel, Inc., which provides design, engineering, procurement, construction management, maintenance and other diversified services to a wide range of industrial, commercial, utility, natural resources, energy and governmental clients, is an indirectly wholly-owned subsidiary of Fluor.

(/3/) A.T. Massey Coal Company, Inc. ("A. T. Massey"), is an indirectly wholly-owned subsidiary of Fluor which, along with A. T. Massey's subsidiaries, conducts A. T. Massey's coal-related businesses.

(/4/) Massey Coal Services, Inc. is a wholly-owned subsidiary of A. T. Massey.

(/5/) Rawl Sales & Processing Co. is a wholly-owned subsidiary of A. T. Massey.

(/6/) Fluor Constructors International, Inc., a wholly-owned subsidiary of
      Fluor, provides construction and maintenance services to a variety of clients.

                                    PART II

  Information for Items 5, 6 and 7 is contained in Fluor's 1996 Annual Report to stockholders, which information is incorporated herein by reference (and except for these sections, and sections incorporated herein by reference in Items 1 and 8 of this report, Fluor's 1996 Annual Report to stockholders is not to be deemed filed as part of this report):

                                                                    ANNUAL REPORT TO
                                                                      STOCKHOLDERS
ITEM NO.                          TITLE                                 SECTION
--------                          -----                             ----------------
ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.................................  Stockholders' Reference
ITEM 6.   Selected Financial Data.............................  Selected Financial Data
ITEM 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................  Management's Discussion
                                                                and Analysis
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Information for Item 8 is included in Fluor's consolidated financial statements as of October 31, 1996 and 1995, and for each of the three years in the period ended October 31, 1996, and Fluor's unaudited quarterly financial data for the two year period ended October 31, 1996, in the Consolidated Financial Statements (including the Consolidated Balance Sheet, Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Equity and Notes to Consolidated Financial Statements) and Quarterly Financial Data sections of Fluor's 1996 Annual Report to stockholders, which are incorporated herein by reference. The report of independent auditors on Fluor's consolidated financial statements is in the Reports of Management and Independent Auditors section of Fluor's 1996 Annual Report to stockholders, and is also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information concerning Fluor's executive officers is included under the caption "Executive Officers of the Registrant" in Part I, following Item 4. Other information required by this item is included in the Biographical section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of Fluor's fiscal year ended October 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION.

  Fluor maintains certain employee benefit plans and programs in which its executive officers and directors are participants. Copies of these plans and programs are set forth or incorporated by reference as Exhibits 10.1 through
10.20 inclusive to this report. Certain of these plans and programs provide for payment of benefits or for acceleration of vesting of benefits upon the occurrence of a change of control of Fluor as that term is defined in such plans and programs. The amounts payable thereunder would represent an increased cost to be paid by Fluor (and indirectly by its stockholders) in the event of a change in control of Fluor. This increased cost would be a factor to be taken into account by a prospective purchaser of the Company in determining whether, and at what price, it would seek control of the Company and whether it would seek the removal of then existing management.

  If a change of control were to have occurred on October 31, 1996, the additional amounts payable by Fluor, either in cash or in stock, if each of the five most highly compensated executive officers and all executive officers as a group were thereupon involuntarily terminated without cause would be as follows:

                                                       RESTRICTED  SUPPLEMENTAL
                                                          STOCK      BENEFIT
                   INDIVIDUAL OR GROUP                  PLANS(1)     PLAN(2)
                   -------------------                 ----------- ------------
   Leslie G. McCraw................................... $ 4,315,238  $1,210,261
   Hugh K. Coble......................................   3,211,296     756,414
   Don L. Blankenship.................................   1,446,106     284,364
   James O. Rollans...................................   1,642,304     170,618
   James C. Stein.....................................   1,097,828     113,746
   All Executive Officers (19) including the above.... $23,306,731  $4,034,293

--------
(1) Value at October 31, 1996 of previously awarded restricted stock which would vest upon change of control.
(2) Lump sum entitlement of previously awarded benefits which would vest upon change of control.

  Further disclosure required by this item is included in the Organization and Compensation Committee Report on Executive Compensation and Executive Compensation and Other Information sections of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Fluor's fiscal year ended October 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information required by this item is included in the Stock Ownership section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Fluor's fiscal year ended October 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information required by this item is included in the Other Matters section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Fluor's fiscal year ended October 31, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a) 1. Financial Statements: The financial statements required to be filed hereunder are listed on page 23 hereof. See Part II,
                  Item 8 of this report for information regarding the incorporation by reference herein of such financial statements.
     2. Financial Statement Schedules: All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
     3. Exhibits:
     3.1          Restated Certificate of Incorporation of Fluor Corporation
                  [filed as Exhibit 3.1 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1987 and incorporated herein by reference]
     3.2          Restated Bylaws (as amended effective January 28, 1997) of
                  Fluor Corporation

      4.1  Indenture dated July 1, 1986 between Fluor Corporation and Irving
           Trust Company, trustee [filed as Exhibit 4 to Registration No. 33-
           6960 for the issuance of up to $250 million of debt securities and incorporated herein by reference]
      4.2 Fluor Corporation Dividend Reinvestment Plan (as amended and restated June 30, 1995) [filed as Exhibit 4.2 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]

                           EXECUTIVE COMPENSATION PLANS/PROGRAMS

     10.1  Fluor Corporation and Subsidiaries Executive Incentive Compensation
           Plan (as amended and restated through September 15, 1988) [filed as
           Exhibit 10.2 to Fluor's quarterly report on Form 10-Q for the quarterly period ended July 31, 1996 and incorporated herein by reference]
     10.2 Fluor Executive Deferred Compensation Program (as amended and restated effective May 1, 1995) [filed as Exhibit 10.2 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by this reference]
     10.3 Fluor Corporation Deferred Directors' Fees Program (as amended through November 15, 1983) [filed as Exhibit 10.4 to Fluor's quarterly report on Form 10-Q for the quarterly period ended April
           30, 1995 and incorporated herein by reference]
     10.4 1977 Fluor Executive Stock Plan (as amended by Amendment No. 4 effective December 9, 1986) [filed as Exhibit 10.6 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1986 and incorporated herein by reference]
     10.5 1981 Fluor Executive Stock Plan (as amended by Amendment No. 3 effective December 9, 1986) [filed as Exhibit 10.9 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1986 and incorporated herein by reference]
     10.6  1982 Fluor Executive Stock Option Plan (as amended by Amendment No.
           2 effective December 9, 1986) [filed as Exhibit 10.10 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1986 and incorporated herein by reference]
     10.7  Fluor Executives' Health Plan Summary [filed as Exhibit 10.11 to
           Fluor's annual report on Form 10-K for the fiscal year ended October
           31, 1985 and incorporated herein by reference]
     10.8 Directors' Life Insurance Summary [filed as Exhibit 10(i) to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1980 and incorporated herein by reference]
     10.9  Executive Tax Services Plan (as amended and effective as of November
           1, 1993) [filed as Exhibit 10.10 to Fluor's annual report on Form
           10-K for the fiscal year ended October 31, 1993 and incorporated herein by reference]
     10.10 Executive Personal Financial Counseling Plan (as amended and effective as of November 1, 1993) [filed as Exhibit 10.11 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1993 and incorporated herein by reference]
     10.11 Company Automobile Policy Summary [filed as Exhibit 10.15 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1989 and incorporated herein by reference]
     10.12 Fluor Executives' Supplemental Benefit Plan (as amended by First
           Amendment effective November 15, 1983) [filed as Exhibit 10.16 to
           Fluor's annual report on Form 10-K for the fiscal year ended October
           31, 1983 and incorporated herein by reference]
     10.13 1988 Fluor Executive Stock Plan (as amended and restated effective
           December 6, 1994) [filed as Exhibit 10.13 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]
     10.14 Fluor Corporation Change of Control Compensation Plan (as amended and restated by Second Amendment effective October 1, 1989) [filed as Exhibit 10.19 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1989 and incorporated herein by reference]

 10.15 Fluor Special Executive Incentive Plan (as amended effective December 6,
       1994) [filed as Exhibit 10.15 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]

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

 10.18 Directors' Achievement Award Program (effective as of December 6, 1994)
       [filed as Exhibit 10.18 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]

 10.19 Fluor Corporation Stock Plan for Non-Employee Directors (adopted effective March 14, 1995) [filed as Exhibit 10.21 to Fluor's quarterly report on Form 10-Q for the quarterly period ended April 30, 1995 and incorporated herein by reference]

 10.20 1996 Fluor Executive Stock Plan (effective March 12, 1996 as amended
       December 10, 1996)

                                    OTHER CONTRACTS

 10.21 Concourse Lease dated as of July 26, 1985 between Fluor Corporation and
       Fluor Engineers, Inc. (an entity now having the corporate name of Fluor
       Daniel, Inc.) with respect to a portion of the International
       Headquarters facility located in Irvine, California, formerly owned by Fluor (the "Irvine facility"); Schedule of substantially identical
       Building Pod Lease and Corporate Tower Lease; and Assignment of Master
       Leases dated July 26, 1985, assigning Fluor's lessor interest to Crow
       Winthrop Operating Partnership ("CWOP") [filed as Exhibit 10.21 to
       Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1985 and incorporated herein by reference]

 10.22 Amendment to Master Leases by and between CWOP, Fluor Daniel, Inc. and
       Fluor Corporation dated as of November 1, 1989 with respect to the Irvine facility [filed as Exhibit 10.19 to Fluor's annual report on Form
       10-K for the fiscal year ended October 31, 1991 and incorporated herein by reference]

 13 1996 Annual Report to stockholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this report, Fluor's 1996 Annual Report to stockholders is not deemed to be filed as part of this report)

 21    Fluor Corporation Subsidiaries

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

                                          FLUOR CORPORATION


                                                       J. M. CONAWAY
January 28, 1997                          By __________________________________
                                                J. M. Conaway, Senior Vice
                                               President and Chief Financial
                                                          Officer

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


              SIGNATURE                            TITLE                     DATE
              ---------                            -----                     ----
PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

                  *                            Director, Chairman        January 28, 1997
-------------------------------------           of the Board and
            L. G. McCraw                        Chief Executive
                                                Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

            J. M. CONAWAY                      Senior Vice               January 28, 1997
-------------------------------------           President and Chief
            J. M. Conaway                       Financial Officer

OTHER DIRECTORS:

                  *                            Director                  January 28, 1997
-------------------------------------
          D. A. Blankenship

                  *                            Director                  January 28, 1997
-------------------------------------
         C. A. Campbell, Jr.

                  *                            Director                  January 28, 1997
-------------------------------------
             H. K. Coble

                  *                            Director                  January 28, 1997
-------------------------------------
             P. J. Fluor

                  *                            Director                  January 28, 1997
-------------------------------------
            D. P. Gardner

                                               Director                  January 28, 1997
-------------------------------------
            T. L. Gossage

                  *                            Director                  January 28, 1997
-------------------------------------
             W. R. Grant

                  *                            Director                  January 28, 1997
-------------------------------------
             B. R. Inman

                  *                            Director                  January 28, 1997
-------------------------------------
            R. V. Lindsay




              SIGNATURE                        TITLE                       DATE
              ---------                        -----                       ----
                  *                           Director               January 28, 1997
-------------------------------------
           V. S. Martinez

                  *                           Director               January 28, 1997
-------------------------------------
              B. Mickel

                  *                           Director               January 28, 1997
-------------------------------------
             M. R. Seger

             R. M. BUKATY
*By__________________________________
             R. M. Bukaty,
           Attorney-in-fact


  Manually signed Powers of Attorney authorizing L. N. Fisher, R. M. Bukaty and R. R. Dryden and each of them, to sign the annual report on Form 10-K for the fiscal year ended October 31, 1996 and any amendments thereto as attorneys-in-fact for certain directors and officers of the registrant are included herein as Exhibits 24.1 and 24.2.

                               FLUOR CORPORATION

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                  ITEM 14(a)

1. FINANCIAL STATEMENTS

  The following financial statements are contained in Fluor's 1996 Annual Report to stockholders:

    Consolidated Balance Sheet at October 31, 1996 and 1995

    Consolidated Statement of Earnings for the years ended October 31, 1996, 1995 and 1994

    Consolidated Statement of Cash Flows for the years ended October 31, 1996, 1995 and 1994

    Consolidated Statement of Shareholders' Equity for the years ended October 31, 1996, 1995 and 1994

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

   3.2   Restated Bylaws (as amended effective January 28,
         1997) of Fluor Corporation

   4.1 Indenture dated July 1, 1986 between Fluor Corporation and Irving Trust Company, trustee [filed as Exhibit 4 to Registration No. 33-6960 for the issuance of up to $250 million of debt securities and incorporated herein by reference]

   4.2 Fluor Corporation Dividend Reinvestment Plan (as amended and restated June 30, 1995)
         [filed as Exhibit 4.2 to Fluor's annual report on Form
         10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference.]

                     EXECUTIVE COMPENSATION PLANS/PROGRAMS

  10.1   Fluor Corporation and Subsidiaries Executive Incentive
         Compensation Plan (as amended and restated through September 15, 1988) [filed as Exhibit 10.2 to Fluor's quarterly report on Form 10-Q for the quarterly period ended July 31, 1996 and incorporated herein by reference]

  10.2 Fluor Executive Deferred Compensation Program (as amended and restated effective May 1, 1995) [filed as
         Exhibit 10.2 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by this reference]

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

  10.13 1988 Fluor Executive Stock Plan (as amended and restated effective December 6, 1994) [filed as Exhibit
         10.13 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]

  10.14  Fluor Corporation Change of Control Compensation Plan
         (as amended and restated by Second Amendment effective
         October 1, 1989) [filed as Exhibit 10.19 to Fluor's annual report on Form 10-K for the fiscal year ended
         October 31, 1989 and incorporated herein by reference]

  10.15 Fluor Special Executive Incentive Plan (as amended effective December 6, 1994) [filed as Exhibit 10.15 to
         Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]

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

  10.18  Directors' Achievement Award Program (effective as of
         December 6, 1994)
         [filed as Exhibit 10.18 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]

  10.19  Fluor Corporation Stock Plan for Non-Employee
         Directors (adopted effective March 14, 1995) [filed as
         Exhibit 10.21 to Fluor's quarterly report on Form 10-Q for the quarterly period ended April 30, 1995 and incorporated herein by reference]

  10.20  1996 Fluor Executive Stock Plan (effective March 12,
         1996, as amended December 10, 1996)

                                OTHER CONTRACTS

  10.21  Concourse Lease dated as of July 26, 1985 between
         Fluor Corporation and Fluor Engineers, Inc. (an entity now having the corporate name of Fluor Daniel, Inc.)
         with respect to a portion of the International
         Headquarters facility located in Irvine, California, formerly owned by Fluor (the "Irvine facility");
         Schedule of substantially identical Building Pod Lease and Corporate Tower Lease; and Assignment of Master
         Leases dated July 26, 1985, assigning Fluor's lessor interest to Crow Winthrop Operating Partnership
         ("CWOP") [filed as Exhibit 10.21 to Fluor's annual report on Form 10-K for the fiscal year ended October
         31, 1985 and incorporated herein by reference]

  10.22  Amendment to Master Leases by and between CWOP, Fluor
         Daniel, Inc. and Fluor Corporation dated as of November 1, 1989 with respect to the Irvine facility
         [filed as Exhibit 10.19 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1991 and incorporated herein by reference]

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
   NO.                         DESCRIPTION                             PAGE
 -------                       -----------                         ------------
   13    1996 Annual Report to stockholders (with the exception
         of the information incorporated by reference into Items
         1, 5, 6, 7 and 8 of this report, Fluor's 1996 Annual
         Report to stockholders is not deemed to be filed as
         part of this report)

   21    Fluor Corporation Subsidiaries

   23    Consent of Independent Auditors--Ernst & Young LLP

  24.1   Manually signed Power of Attorney executed by certain
         Fluor directors and officers

  24.2   Manually signed Powers of Attorney executed by certain
         Fluor directors

   27    Financial Data Schedule