Form 10-Q
period 1997-01-31
FLUOR CORP/DE/
filed 1997-03-17
CIK 37748

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to______________

Commission File Number:  1-7775


                               FLUOR CORPORATION
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                       95-0740960
 -----------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization


                     3353 Michelson Drive, Irvine, CA 92698
 -----------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (714) 975-2000
 -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  (X)   No  (   )

As of February 28, 1997 there were 84,131,278 shares of common stock outstanding.

                               FLUOR CORPORATION

                                   FORM 10-Q

                                JANUARY 31, 1997



TABLE OF CONTENTS                                                                          PAGE
Part I:         Financial Information

        Condensed Consolidated Statement of Earnings for the Three Months
        Ended January 31, 1997 and 1996.....................................................  2


        Condensed Consolidated Balance Sheet at January 31, 1997 and October 31,
        1996.................................................................                 3


        Condensed Consolidated Statement of Cash Flows for the Three
        Months Ended January 31, 1997 and 1996..............................................  5

        Notes to Condensed Consolidated Financial Statements................................  6


        Management's Discussion and Analysis of Financial Condition and  Results of
        Operations..........................................................................  7


        Changes in Backlog.................................................................. 10

Part II:     Other Information.............................................................. 11


Signatures.................................................................................  12
 .

                        PART  I:  FINANCIAL INFORMATION

                               FLUOR CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                  Three Months Ended January 31, 1997 and 1996

                                   UNAUDITED

In thousands, except per share amounts                        1997                   1996
                                                            ----------           ----------
REVENUES                                                    $3,434,061           $2,402,414


COSTS AND EXPENSES
  Cost of revenues                                           3,327,287            2,303,342
  Corporate administrative and general expenses                 10,870               13,263
  Interest expense                                               5,542                3,441
  Interest income                                               (5,263)              (7,395)
                                                            ----------           ----------
Total Costs and Expenses                                     3,338,436            2,312,651
                                                            ----------           ----------

EARNINGS BEFORE INCOME TAXES                                    95,625               89,763

INCOME TAX EXPENSE                                              33,590               32,315
                                                            ----------           ----------
NET EARNINGS                                                $   62,035           $   57,448
                                                            ==========           ==========
NET EARNINGS PER SHARE                                      $      .73           $      .68
                                                            ==========           ==========
DIVIDENDS PER COMMON SHARE                                  $      .19           $      .17
                                                            ==========           ==========
SHARES USED TO CALCULATE EARNINGS PER SHARE                     84,866               84,407
                                                            ==========           ==========





See Accompanying Notes.

                               FLUOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     January 31, 1997 and October 31, 1996

                                   UNAUDITED



                                                                             January 31,       October 31,
$  in thousands                                                                    1997              1996*
                                                                             -----------       -----------
ASSETS

Current Assets
    Cash and cash equivalents                                                $   124,574          $  246,964
    Marketable securities                                                         44,121              69,378
    Accounts and notes receivable                                                767,861             742,547
    Contract work in progress                                                    578,027             561,490
    Deferred taxes                                                                44,456              50,157
    Inventory and other current assets                                           151,310             126,287
                                                                              ----------          ----------
      Total current assets                                                     1,710,349           1,796,823
                                                                              ----------          ----------
Property, Plant and Equipment (net of accumulated depreciation, depletion and amortization of $862,902
  and $821,212, respectively)                                                  1,755,170           1,677,662
Investments and goodwill, net                                                    217,362             192,879
Other                                                                            322,394             284,362
                                                                              ----------          ----------
                                                                              $4,005,275          $3,951,726
                                                                              ==========          ==========





                            (Continued On Next Page)




* Amounts at October 31, 1996 have been derived from audited financial statements.

                               FLUOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     January 31, 1997 and October 31, 1996

                                   UNAUDITED

                                                                January 31,         October 31,
$  in thousands                                                       1997                1996*
                                                                -----------         -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts and notes payable                                    $  648,442          $  704,186
  Commercial paper                                                 159,526              29,916
  Advance billings on contracts                                    434,617             445,807
  Accrued salaries, wages and benefit plans                        249,951             290,426
  Other accrued liabilities                                        156,552             175,026
  Current portion of long-term debt                                  2,739                 207
                                                                ----------          ----------
      Total current liabilities                                  1,651,827           1,645,568
                                                                ----------          ----------
Long-term debt due after one year                                      365               2,967
Deferred taxes                                                      54,781              42,632
Other noncurrent liabilities                                       574,093             590,833
Commitments and Contingencies
Shareholders' Equity
Capital stock
  Preferred - authorized 20,000,000
    shares without par value; none issued
  Common - authorized 150,000,000
    shares of $0.625 par value; issued and outstanding -
    84,029,206 shares and 83,791,197
    shares, respectively                                            52,518              52,369
  Additional capital                                               582,478             573,037
  Retained earnings                                              1,123,653           1,077,559
  Unamortized executive stock plan expense                         (31,973)            (32,538)
  Cumulative translation adjustments                                (2,467)               (701)
                                                                ----------          ----------
        Total shareholders' equity                               1,724,209           1,669,726
                                                                ----------          ----------
                                                                $4,005,275          $3,951,726
                                                                ==========          ==========

See Accompanying Notes.

*Amounts at October 31, 1996 have been derived from audited financial statements.

                               FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  Three Months Ended January 31, 1997 and 1996

                                   UNAUDITED


$  in thousands                                                                 1997                 1996
                                                                              --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net earnings                                                            $     62,035      $       57,448
    Adjustments to reconcile net earnings to cash (utilized by)
    provided by operating activities:
      Depreciation, depletion and amortization                                    56,987              42,412
      Deferred taxes                                                              18,394               9,818
      Change in operating assets and liabilities                                (185,221)            (57,957)
      Other, net                                                                 (18,931)            (11,108)
                                                                               ---------           ---------
Cash (utilized by) provided by operating activities                              (66,736)             40,613
                                                                               ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures                                                        (138,119)           (107,910)
    E & C businesses acquired                                                    (30,603)              -
    Proceeds from sales/maturities of marketable securities                       25,257              21,521
    Purchase of  marketable securities                                             -                 (33,636)
    Proceeds from sale of property, plant and equipment                            7,074               5,956
    Investments, net                                                              (9,469)            (27,168)
    Trust fund contribution                                                      (22,593)               -
    Other, net                                                                    (6,853)             (6,579)
                                                                               ---------           ---------
Cash utilized by investing activities                                           (175,306)           (147,816)
                                                                               ---------           ---------


CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in short-term borrowings                                            128,544              11,970
    Payments on long-term debt                                                     -                    (320)
    Cash dividends paid                                                          (15,941)            (14,176)
    Stock options exercised                                                        8,615              11,021
    Other, net                                                                    (1,566)               (254)
                                                                               ---------           ---------
Cash provided by financing activities                                            119,652               8,241
                                                                               ---------           ---------
Decrease in cash and cash equivalents                                           (122,390)            (98,962)
Cash and cash equivalents at beginning of period                                 246,964             292,934
                                                                               ---------           ---------
Cash and cash equivalents at end of period                                     $ 124,574           $ 193,972
                                                                               =========           =========

See Accompanying Notes.

                               FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   UNAUDITED

(1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the company's October 31, 1996 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended January 31, 1997 are not necessarily indicative of results that can be expected for the full year. The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at January 31, 1997 and its consolidated results of operations and cash flows for the three months ended January 31, 1997 and 1996. Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

(2) Earnings per share is based on the weighted average number of common and, when appropriate, common equivalent shares outstanding in each period. Common equivalent shares are included when the effect of the potential exercise of stock options is dilutive.

(3)       Inventories comprise the following:

                                    January 31,           October 31,
      $  in thousands                      1997                  1996
                                    -----------           -----------
      Coal                          $ 36,866                $ 28,809
      Supplies and other              49,424                  45,118
                                    --------                --------
                                    $ 86,290                $ 73,927
                                    ========                ========

(4) Cash paid for interest was $4.6 million and $1.2 million for the three month periods ended January 31, 1997 and 1996, respectively. Income tax payments, net of refunds, were $19 million and $4 million during the three month periods ended January 31, 1997 and 1996, respectively.

                               FLUOR CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes and the company's October 31, 1996 annual report on Form 10-K.

RESULTS OF OPERATIONS

Revenues for the three month period ended January 31, 1997 were $3.4 billion compared with $2.4 billion for the same period of 1996. Net earnings for the three month period ended January 31, 1997 were $62.0 million compared with $57.4 million for the same period of 1996. The increase in net earnings is primarily due to higher earnings from the Coal segment and lower corporate administrative and general expenses, offset by lower net interest.

ENGINEERING AND CONSTRUCTION

Revenues for the Engineering and Construction segment increased 45 percent for the three month period ended January 31, 1997 compared with the same period of 1996, due primarily to an increase in the volume of work performed. Despite the growth in revenues, operating profit for the three months ended January 31, 1997 increased only slightly compared with the same period of 1996. First quarter 1997 results were impacted by two items. As part of its normal review process, the company determined that certain of its actuarially determined insurance accruals substantially exceeded anticipated liabilities. Accordingly, a credit was recorded to adjust these accruals to appropriate levels. A majority of the insurance related credit was offset by provisions on two fixed price power projects identified as part of the company's recurring evaluation of projects in progress. Evaluation of cost implications and recoupment opportunities will continue in the second quarter, however, the company determined it was appropriate to record provisions at this time. Margins, which may fluctuate from time to time as a result of changes in both the timing and mix of engineering and construction projects, declined in the first quarter of 1997 compared with the same period of 1996. Lower margins reflect the impact of the stage of completion and mix of projects in progress, competitive market conditions and slower than anticipated earnings growth on recent investments. New awards for the three months ended January 31, 1997 were $3.6 billion compared with $3.0 billion for the three months ended January 31, 1996. Approximately 45 percent of first quarter 1997 new awards were for projects located outside the United States. The uncertain timing and, in some cases, large size of new awards can create variability in the company's award pattern, consequently, future award trends are difficult to predict with certainty. There were no significant large project awards in the first quarter of 1997.

The following table sets forth backlog for each of the company's Engineering and Construction business groups:


                                      January 31,          October 31,       January 31,
$ in millions                                1997                1996              1996
                                      -----------          -----------       ----------
Process                                   $ 5,236            $ 4,903           $ 7,316
Industrial                                  6,374              6,496             4,061
Power/Government                            3,430              3,621             3,157

Diversified Services                          937                737               574
                                          -------            -------           -------
Total backlog                             $15,977            $15,757           $15,108
                                          =======            =======           =======


U.S.                                      $ 7,486            $ 7,326           $ 6,642
Outside U.S.                                8,491              8,431             8,466
                                          -------            -------           -------
Total backlog                             $15,977            $15,757           $15,108
                                          =======            =======           =======

The composition of backlog by business group has remained relatively unchanged since year end. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments do occur. Backlog has been adjusted to reflect project cancellations, deferrals, and revised project scope and cost, both upwards and downwards.

COAL

Revenues increased 18 percent for the three month period ended January 31, 1997 compared with the same period in 1996. The increase was due primarily to increased sales of both metallurgical and steam coal, offset slightly by lower steam coal prices. The increase in metallurgical coal revenues reflects an increased market share of sales to steel producers. Steam coal revenues increased due primarily to higher demand from electric utility customers. Gross profit and operating profit increased for the three months ended January 31, 1997 compared with the same period in 1996 due primarily to the increased sales volume of both metallurgical and steam coal and lower costs of metallurgical coal.

OTHER

Net interest for the three months ended January 31, 1997 decreased compared with the same period of 1996 due primarily to lower interest earning assets in addition to higher short-term interest bearing liabilities.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Adoption of the new accounting standards prescribed by SFAS No. 123 is optional. The company will adopt the "disclosure only" alternative under SFAS No. 123 and continue accounting for its plans under previous accounting standards.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 redefines the standards for computing earnings per share and is effective for the company's fiscal year 1998. The company believes adoption of the new standards will not have a material impact on future earnings per share calculations.

FINANCIAL POSITION AND LIQUIDITY

The change in operating assets and liabilities from period to period is affected by the mix, stage of completion and commercial terms of engineering and construction projects. In 1996, operating working capital was favorably impacted by the receipt of a large customer advance.

The company expects to have adequate resources available from operating cash flows, cash and short-term investments, revolving credit and other banking facilities, capital market sources and commercial paper to provide for its capital needs for the foreseeable future. During December 1996 the company filed a shelf registration statement with the Securities and Exchange Commission for the sale of up to $400 million of debt securities. In March 1997, $300 million of 6.95 percent notes due on March 1, 2007 were issued under this filing. The company anticipates using the proceeds for general corporate purposes, which may include working capital, capital expenditures, the reduction of commercial paper balances, a previously announced share repurchase program and possible acquisitions.

In December 1996, TRS Staffing Solutions, the company's provider of temporary staffing personnel, acquired the ConSol group, which specializes in staffing personnel in the fields of information technology and allied health.

For the three months ended January 31, 1997, capital expenditures were $138.1 million, including $88 million related to Massey Coal. Dividends paid in the three months ended January 31, 1997 were $15.9 million ($.19 per share) compared with $14.2 million ($.17 per share) for the same period of 1996.

                               FLUOR CORPORATION
                               CHANGES IN BACKLOG
                  Three Months Ended January 31, 1997 and 1996

                                   UNAUDITED




$  in millions                                      1997                 1996
                                                  ---------           ---------
Backlog - beginning of period                     $15,757.4           $14,724.9

New awards                                          3,590.6             2,988.5
Adjustments and cancellations, net                   (243.2)             (434.6)
Work performed                                     (3,128.3)           (2,170.6)
                                                  ---------           ---------
Backlog - end of period                           $15,976.5           $15,108.2
                                                  =========           =========

                          PART II : OTHER INFORMATION



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



                                         FLUOR CORPORATION
                               ----------------------------------------
                                          (Registrant)




Date:  March 17, 1997           /s/  J. Michal Conaway
                                ----------------------------------------
                                J. Michal Conaway, Senior Vice President and
                                Chief Financial Officer



                                /s/  V.L. Prechtl
                                --------------------------------------------
                                V. L. Prechtl, Vice President and Controller