Form 10-Q
period 1997-04-30
FLUOR CORP/DE/
filed 1997-06-16
CIK 37748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended April 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ____________to______________

Commission File Number:  1-7775


                                FLUOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             95-0740960
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)


                     3353 Michelson Drive, Irvine, CA 92698
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 975-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of May 31, 1997 there were 83,917,984 shares of common stock outstanding.

                                FLUOR CORPORATION

                                    FORM 10-Q

                                 April 30, 1997


TABLE OF CONTENTS                                                                               PAGE
------------------------------------------------------------------------------------------------------

PART I:         FINANCIAL INFORMATION

            Condensed Consolidated Statement of Operations for the Three Months
            Ended April 30, 1997 and 1996....................................................     2

            Condensed Consolidated Statement of Operations for the Six Months
            Ended April 30, 1997 and 1996....................................................     3

            Condensed Consolidated Balance Sheet at April 30, 1997 and
            October 31, 1996.................................................................     4

            Condensed Consolidated Statement of Cash Flows for the Six
            Months Ended April 30, 1997 and 1996.............................................     6

            Notes to Condensed Consolidated Financial Statements.............................     7

            Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................................     9

            Changes in Backlog...............................................................    15

PART II:    OTHER INFORMATION................................................................    16

SIGNATURES...................................................................................    18

                          Part I: Financial Information

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   Three Months Ended April 30, 1997 and 1996

                                    UNAUDITED



In thousands, except per share amounts                          1997              1996
--------------------------------------------------------------------------------------
REVENUES                                                 $ 3,185,833       $ 2,582,229

COSTS AND EXPENSES
      Cost of revenues                                     3,259,669         2,477,175
      Corporate administrative and general expenses            3,197            11,334
      Interest expense                                         6,982             3,475
      Interest income                                         (5,608)           (6,837)
                                                         -----------------------------
Total Costs and Expenses                                   3,264,240         2,485,147
                                                         -----------------------------

(LOSS) EARNINGS BEFORE INCOME TAXES                          (78,407)           97,082
INCOME TAX BENEFIT (EXPENSE)                                   8,273           (33,382)
                                                         -----------------------------
NET (LOSS)  EARNINGS                                     $   (70,134)      $    63,700
                                                         =============================
NET (LOSS)  EARNINGS PER SHARE                           $      (.83)      $       .75
                                                         =============================
DIVIDENDS PER COMMON SHARE                               $       .19       $       .17
                                                         =============================
SHARES USED TO CALCULATE  (LOSS)
      EARNINGS PER SHARE                                      84,038            84,664
                                                         =============================




See Accompanying Notes.

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    Six Months Ended April 30, 1997 and 1996

                                    UNAUDITED



In thousands, except per share amounts                          1997              1996
--------------------------------------------------------------------------------------
REVENUES                                                 $ 6,619,894       $ 4,984,643

COSTS AND EXPENSES
      Cost of revenues                                     6,586,956         4,780,517
      Corporate administrative and general expenses           14,067            24,597
      Interest expense                                        12,524             6,916
      Interest income                                        (10,871)          (14,232)
                                                         -----------------------------
Total Costs and Expenses                                   6,602,676         4,797,798
                                                         -----------------------------

EARNINGS BEFORE INCOME TAXES                                  17,218           186,845
INCOME TAX EXPENSE                                            25,317            65,697
                                                         -----------------------------
NET (LOSS) EARNINGS                                      $    (8,099)      $   121,148
                                                         =============================
NET (LOSS) EARNINGS PER SHARE                            $      (.10)      $      1.43
                                                         =============================
DIVIDENDS PER COMMON SHARE                               $       .38       $       .34
                                                         =============================
SHARES USED TO CALCULATE (LOSS)
      EARNINGS PER SHARE                                      83,962            84,536
                                                         =============================




See Accompanying Notes.

                                FLUOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       April 30, 1997 and October 31, 1996

                                    UNAUDITED



                                                               April 30,     October 31,
$  in thousands                                                     1997           1996*
----------------------------------------------------------------------------------------
ASSETS

Current Assets
      Cash and cash equivalents                               $  233,996      $  246,964
      Marketable securities                                       39,059          69,378
      Accounts and notes receivable                              835,618         742,547
      Contract work in progress                                  567,873         561,490
      Deferred taxes                                              50,615          50,157
      Inventory and other current assets                         186,992         126,287
                                                              --------------------------
          Total current assets                                 1,914,153       1,796,823
                                                              --------------------------

Property, Plant and Equipment (net of accumulated
    depreciation, depletion and amortization of $903,610
    and $821,212, respectively)                                1,804,977       1,677,662
Investments and goodwill, net                                    206,358         192,879
Other                                                            310,209         284,362
                                                              --------------------------
                                                              $4,235,697      $3,951,726
                                                              ==========================




                            (Continued On Next Page)




* Amounts at October 31, 1996 have been derived from audited financial statements.

                                FLUOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       April 30, 1997 and October 31, 1996

                                    UNAUDITED



                                                                        April 30,       October 31,
$  in thousands                                                              1997             1996*
---------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts and notes payable                                      $   613,672       $   704,186
      Commercial paper                                                        899            29,916
      Advance billings on contracts                                       538,741           445,807
      Accrued salaries, wages and benefit plans                           321,319           290,426
      Other accrued liabilities                                           199,133           175,026
      Current portion of long-term debt                                     2,691               207
                                                                      -----------------------------
          Total current liabilities                                     1,676,455         1,645,568
                                                                      -----------------------------

Long-term debt                                                            300,464             2,967
Deferred taxes                                                             54,772            42,632
Other noncurrent liabilities                                              572,122           590,833
Commitments and Contingencies
Shareholders' Equity
       Capital stock
       Preferred - authorized 20,000,000
            shares without par value; none issued
       Common - authorized 150,000,000
            shares of $0.625 par value; issued and outstanding -
            83,914,134 shares and 83,791,197
            shares, respectively                                           52,446            52,369
       Additional capital                                                 578,288           573,037
       Retained earnings                                                1,037,565         1,077,559
       Unamortized executive stock plan expense                           (31,054)          (32,538)
       Cumulative translation adjustments                                  (5,361)             (701)
                                                                      -----------------------------
           Total shareholders' equity                                   1,631,884         1,669,726
                                                                      -----------------------------
                                                                      $ 4,235,697       $ 3,951,726
                                                                      =============================




See Accompanying Notes.

*Amounts at October 31, 1996 have been derived from audited financial statements.

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    Six Months Ended April 30, 1997 and 1996

                                   UNAUDITED




$ in thousands                                                          1997            1996
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) earnings                                           $  (8,099)      $ 121,148
     Adjustments to reconcile net earnings to cash
     provided by operating activities:
            Depreciation, depletion and amortization                 117,643          88,644
            Deferred taxes                                            17,117          12,801
            Change in operating assets and liabilities               (63,206)         27,519
            Other, net                                               (15,879)        (18,281)
                                                                   -------------------------
Cash provided by operating activities                                 47,576         231,831
                                                                   -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                          (257,656)       (206,491)
      E & C businesses acquired                                      (32,989)        (50,468)
      Proceeds from sales/maturities of marketable securities         30,319          55,395
      Purchase of marketable securities                                 --           (55,541)
      Proceeds from sale of property, plant and equipment             15,598          13,425
      Investments, net                                                (7,903)        (13,313)
      Trust fund contribution                                        (22,593)           --
      Other, net                                                       7,578          (2,595)
                                                                   -------------------------
Cash utilized by investing activities                               (267,646)       (259,588)
                                                                   -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of long-term debt                       300,098            --
      (Decrease) increase in short-term borrowings                   (61,591)          9,613
      Payments on long-term debt                                        --           (16,543)
      Cash dividends paid                                            (31,895)        (28,382)
      Common stock repurchased                                       (15,433)           --
      Stock options exercised                                         14,628          15,731
      Other, net                                                       1,295            (278)
                                                                   -------------------------
Cash provided (utilized) by financing activities                     207,102         (19,859)
                                                                   -------------------------
Decrease in cash and cash equivalents                                (12,968)        (47,616)
Cash and cash equivalents at beginning of period                     246,964         292,934
                                                                   -------------------------
Cash and cash equivalents at end of period                         $ 233,996       $ 245,318
                                                                   =========================




See Accompanying Notes.

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

(1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the company's October 31, 1996 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended April 30, 1997 are not necessarily indicative of results that can be expected for the full year.

        The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the company, are necessary to present fairly its consolidated financial position at April 30, 1997 and its consolidated results of operations and cash flows for the three and six months ended April 30, 1997 and 1996. As more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the company recorded provisions totaling $118.2 million during the second quarter of 1997. These included provisions for estimated losses on certain contracts and adjustments to project-related investments and accounts receivable.

        Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

(2) Earnings per share is based on the weighted average number of common and, when appropriate, common equivalent, shares outstanding in each period. Common equivalent shares are included when the effect of the potential exercise of stock options is dilutive.

(3)     Inventories comprise the following:

                                                          April 30,  October 31,
        $ in thousands                                         1997         1996
        ------------------------------------------------------------------------
        Coal                                                $40,237      $28,809
        Supplies and other                                   54,448       45,118
                                                            --------------------
                                                            $94,685      $73,927
                                                            ====================

(4) Cash paid for interest was $2.8 million and $3.8 million for the six month periods ended April 30, 1997 and 1996, respectively. Income tax payments, net of refunds, were $54.3 million and $53.3 million during the six month periods ended April 30, 1997 and 1996, respectively.

(5) During the three month period ended April 30, 1997, the company recorded a $19.9 million charge related to the implementation of certain cost reduction initiatives. The charge provides for personnel and facility related costs. See MD&A for further discussion.

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

FORWARD-LOOKING INFORMATION

Any of the comments in this Form 10-Q that refer to the company's estimated or future results, including its estimates of the cost savings from its previously announced cost reduction program and its statements concerning the adequacy of its provisions for estimated future losses on projects or investments, are forward-looking and reflect the company's current analysis of existing trends and information. Actual results may differ materially from current expectations or projections based on a number of factors affecting the company's businesses. These factors include, in the case of the cost savings estimates, the ability to achieve estimated staff reductions while maintaining workflow in the functional areas affected and to sublease vacated facilities within anticipated time frames at anticipated sublease rent levels. Other risk factors affecting the company's estimated or future results include, but are not limited to, cost overruns on fixed, maximum or unit-priced contracts, contract performance risk, the uncertain timing of awards and contracts, credit risk, risks associated with government funding of contracts, market conditions impacting realization of investments, market conditions in the domestic and international coal market, and the state of the economic and political conditions worldwide. These forward-looking statements represent the company's judgment only as of the date of this Form 10-Q. As a result, the reader is cautioned not to rely on these forward-looking statements. The company disclaims any intent or obligation to update these forward-looking statements.

Additional information concerning these and other factors can be found in press releases as well as the Company's public periodic filings with the Securities and Exchange Commission, including the discussion under the heading "Certain Factors and Trends Affecting Fluor and Its Businesses--Forward-Looking Statements" in the company's Form 8-K filed May 6, 1997, which is hereby incorporated by reference and attached hereto as Exhibit 99.1.

RESULTS OF OPERATIONS

Revenues increased 23 percent and 33 percent, respectively, for the three and six month periods ended April 30, 1997 compared with the same periods of 1996. For the three and six month periods ended April 30, 1997, the company reported net losses of $70.1 million and $8.1 million, respectively, compared with net earnings of $63.7 million and $121.1 million, respectively, for the comparable periods in 1996. Results for the three and six month periods ended April 30, 1997 were favorably impacted by lower corporate administrative and general expenses. The company's Engineering and Construction segment reported operating losses of $110.3 million and $36.3 million, respectively, for the three and six months periods ended April 30, 1997.

ENGINEERING AND CONSTRUCTION

Revenues for the Engineering and Construction segment increased 25 percent and 35 percent, respectively, for the three and six month periods ended April 30, 1997 compared with the same periods of 1996, due primarily to an increase in the volume of work performed. The increase in work performed is primarily a result of the increase in new awards in recent periods.

Despite the growth in revenues, the segment reported operating losses of $110.3 million and $36.3 million, respectively, for the three and six month periods ended April 30, 1997. The comparable periods in 1996 had operating profits of $74.0 million and $147.0 million, respectively. Operating margins for the three and six month periods ended April 30, 1997 were adversely impacted by a variety of factors, including lower incentive fees earned during the quarter, delays in the full release of certain projects, a reduction in the rates billed for United States Government work and competitive pricing within certain operating companies.

In addition, provisions of $91.4 million for estimated losses on certain contracts were recognized in the second quarter of 1997. Approximately 75 percent of the contract provisions pertain to cost overruns on one fixed price project for the construction of a power plant located outside the United States. As discussed below, a provision on this project had been established in the first quarter of 1997. In Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-Q for the first quarter, the company indicated that there were ongoing uncertainties associated with this project and stated that evaluation of cost implications and recoupment opportunities would continue in the second quarter. There were substantial unexpected difficulties encountered on this project including significant ongoing design changes, long delays in approval of drawings and vendors and resulting low productivity in the field. By the end of the second quarter, these difficulties were substantially resolved as to the first phase of the project and rendered more predictable as to the second phase of the project. Accordingly, the company recorded an additional provision to recognize the estimated total amount of the loss under the contract. In addition, other projects were identified to be loss contracts in the second quarter and, accordingly, loss provisions were recorded. None of these provisions for additional projects individually exceeded $5 million.

Additionally, during the second quarter of 1997, the company recorded $26.8 million in provisions for the impairment, abandonment or sale of certain project related investments and joint ventures, and doubtful accounts receivable, none of which individually exceeded $5 million. These included the anticipated sale of the company's interest in a joint venture within the pulp and paper industry, a write down of an equity investment obtained in exchange for services rendered to an environmental technology company and certain other project joint ventures where it was determined in the second quarter that the Company's investment is not expected to be realized due to poor market conditions or cancellation of the project concerned.

Second quarter 1997 results also include a $19.9 million charge related to implementation of certain cost reduction initiatives. This charge consists of personnel related and lease costs for excess facilities. To date, the company has initiated action to downsize, consolidate or close 17 of its more than 80 offices and has consolidated industry operating companies from 24 to 17. Additional charges may be taken later in the year as additional actions are initiated. Upon full implementation of the cost reduction initiatives, the company believes that annualized savings of $100 million can be achieved. The company anticipates that the cash flow impact of the costs to implement these savings initiatives will not have a material impact on current or future periods.

The six months ended April 30, 1997 includes first quarter contract related provisions totaling $21.0 million for previously reported cost overruns on two fixed price power projects. As discussed above, an additional provision on one of the fixed price power projects located outside the United States was recognized in the second quarter of 1997. The loss in the first quarter on this project reflected additional costs then identified to be incurred on the first phase of the project arising primarily from bad weather, lack of timely site access, unexpected design changes and low labor productivity. The loss on the other project, which is located in the United States and was due primarily to startup problems, craft employee turnover and operation of the plant control system, is not expected to exceed the provision recorded in the first quarter. The company also recognized in the first quarter a credit totaling $25.0 million related to a previously reported adjustment to certain actuarially determined insurance accruals. The insurance accrual adjustment was due primarily to improvement in loss experience resulting from the company's safety program, resulting in an excess accrual position. The company believes that the accrued liability at both January 31, 1997 and April 30, 1997 represents the best estimate of its insurance liability.

New awards for the three and six months ended April 30, 1997 were $3.2 billion and $6.8 billion, respectively, compared with $3.0 billion and $6.0 billion for the same periods of 1996. Approximately 75 percent and 59 percent, respectively, of new awards for the three and six months ended April 30, 1997 were for projects located outside the United States. New awards in the Process Group for the second quarter of 1997 were $2.6 billion and included a $1.9 billion award for the engineering, procurement and construction management of the Yanpet project, a petrochemical complex to be constructed in Saudi Arabia. The remainder of other new awards in the second quarter of 1997 consisted of smaller sized projects located primarily in the United States. New awards in the Industrial Group for the second quarter of 1996 were $1.8 billion and included a $558 million mining project located in Indonesia. The large size and uncertain timing of significant new awards can create variability in the company's awards pattern, consequently, future award trends are difficult to predict with certainty.

The following table sets forth backlog for each of the company's Engineering and Construction groups:

                        April 30,  October 31,    April 30,
$ in millions                1997         1996         1996
-----------------------------------------------------------
Process                   $ 6,812      $ 4,903      $ 6,296
Industrial                  5,706        6,496        5,318
Power/Government            2,949        3,621        3,054
Diversified Services          670          737          694
                          ---------------------------------
Total backlog             $16,137      $15,757      $15,362
                          =================================

U.S                       $ 6,400      $ 7,326      $ 6,576
Outside U.S.                9,737        8,431        8,786
                          ---------------------------------
Total backlog             $16,137      $15,757      $15,362
                          =================================


The increase in the Process Group's backlog at April 30, 1997 compared with October 31, 1996 was due primarily to the Yanpet Project. The reduction in backlog since October 31, 1996 in the Industrial Group reflects lower new awards in the first six months of 1997 compared with the last six months of 1996, which included the $1 billion Batu Hijau Project. Backlog in the Power/Government Group declined from October 31, 1996 compared with April 30, 1997 due primarily to the work performed on the Hanford environmental cleanup project and the Paiton power project. Backlog is adjusted both upward and downward as required to reflect project cancellations, deferrals and revised project scope and cost. These adjustments were not significant for the three and six months ended April 30, 1997 and 1996, respectively.

COAL

Revenues increased 9 percent and 13 percent, respectively, for the three and six month periods ended April 30, 1997 compared with the same periods of 1996. These increases were due primarily to increased sales volume of both metallurgical and steam coal, partially offset by lower steam coal prices. The increase in metallurgical coal revenues reflects an increased market share of sales to steel producers. Steam coal revenues increased due primarily to higher demand from electric utility customers. Gross profit and operating profit increased for the three and six months ended April 30, 1997 compared with the same periods of 1996 due primarily to the increased sales volume of both steam and metallurgical coal and lower costs of both steam and metallurgical coal.

OTHER

Net interest for the three and six months ended April 30, 1997 decreased compared with the same periods of 1996 due primarily to lower interest earning assets in addition to higher interest bearing liabilities outstanding during the periods.

Corporate administrative and general expenses decreased $8.1 million and $10.5 million, respectively, for the three and six month periods ended April 30, 1997 compared with the same periods of 1996. The reduction in expense is due primarily to adjustments made to stock-related and performance-based compensation plans.

The effective tax rates for the three and six month periods ended April 30, 1997 were materially impacted by foreign based project and restructuring losses which are not expected to receive tax benefit. If these losses are excluded for tax rate determination purposes, there is no significant difference between the effective tax rate and the statutory rate for the three and six month periods ended April 30, 1997.

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

FINANCIAL POSITION AND LIQUIDITY

The company's financial position remains strong with cash, cash equivalents and marketable securities of $273.1 million at April 30, 1997 and a long-term debt to total capital ratio of 16 percent.

The company expects to have adequate resources available from operating cash flows, cash and short-term investments, revolving credit and other banking facilities, capital market sources and commercial paper to provide for its capital needs for the foreseeable future. Operating activities generated $47.6 million in cash during the six month period ended April 30, 1997, compared with $231.8 million during the same period in 1996. The decrease in cash generated from operating activities is due primarily to a decrease in operating assets and liabilities as well as the company's lower operating results. Operating working capital during 1996 was favorably impacted by a large customer advance. The change in operating assets and liabilities from period to period is affected by the mix, stage of completion, and commercial terms of engineering and construction projects.

During December 1996, the company filed a shelf registration statement with the Securities and Exchange Commission for the sale of up to $400 million of debt securities. In March 1997, $300 million of 6.95 percent notes due March 1, 2007 were issued under this filing. Proceeds were used primarily to reduce outstanding commercial paper issued to fund operating working capital, capital expenditures and the repurchase of company shares.

For the six months ended April 30, 1997, capital expenditures were $257.7 million, including $156.9 million related to Massey Coal. Dividends paid in the six months ended April 30, 1997 were $31.9 million ($.38 per share) compared with $28.4 million ($.34 per share) for the same period of 1996.

                                FLUOR CORPORATION
                               CHANGES IN BACKLOG
               Three and Six Months Ended April 30, 1997 and 1996
                                ($ in millions)

                                    UNAUDITED



For the Three Months Ended April 30,           1997            1996
-------------------------------------------------------------------
Backlog - beginning of period           $  15,976.5     $  15,108.2
New awards                                  3,183.8         2,967.5
Adjustments and cancellations, net           (295.7)         (403.9)
Work performed                             (2,728.1)       (2,309.8)
                                        ---------------------------
Backlog - end of period                 $  16,136.5     $  15,362.0
                                        ===========================




For the Six Months Ended April 30,             1997            1996
-------------------------------------------------------------------
Backlog - beginning of period           $  15,757.4     $  14,724.9
New awards                                  6,774.4         5,956.0
Adjustments and cancellations, net           (538.9)         (838.5)
Work performed                             (5,856.4)       (4,480.4)
                                        ---------------------------
Backlog - end of period                 $  16,136.5     $  15,362.0
                                        ===========================

                           PART II : Other Information


Item 4.   Submission of Matters to a Vote of Security Holders.

          (a) Date of Meeting. The annual meeting of stockholders of Fluor Corporation was held on March 11, 1997 at the Fluor Daniel offices, Sugar Land, Texas.

          (b)  Election of Directors - Voting Results

               Directors elected -

               David P. Gardner
               65,499,214             FOR
                1,081,493             VOTED TO WITHHOLD AUTHORITY

               Thomas L. Gossage
               64,923,844             FOR
                1,656,863             VOTED TO WITHHOLD AUTHORITY

               William R. Grant
               65,432,597             FOR
                1,148,110             VOTED TO WITHHOLD AUTHORITY

               Vilma S. Martinez
               65,445,982             FOR
                1,134,725             VOTED TO WITHHOLD AUTHORITY

               Other directors continuing in office -

               Don L. Blankenship
               Carroll A. Campbell, Jr.
               Peter J. Fluor
               Bobby R. Inman
               Robert V. Lindsay
               Leslie G. McCraw
               Buck Mickel
               Martha R. Seger

          (c) Matters Voted Upon. Ratification of the appointment of Ernst & Young LLP as auditors for the fiscal year ending October 31, 1997:

               66,252,974            FOR
                  150,616            AGAINST
                  177,117            ABSTAIN
                      -0-            BROKER NON-VOTE

               Approval of the 1997 Fluor Restricted Stock Plan for non-employee directors:

               62,076,541            FOR
                3,848,754            AGAINST
                  655,412            ABSTAIN
                      -0-            BROKER NON-VOTE

               Approval of stockholder proposal relating to Shareholder Rights
               Plan:

               34,520,176            FOR
               22,238,448            AGAINST
                1,331,932            ABSTAIN
                8,490,151            BROKER NON-VOTE

          (d) Terms of settlement between registrant and any other participant. None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               10.1 Fluor Corporation Restricted Stock Plan for Non-Employee
                    Directors.

               27   Financial Data Schedule.

               99.1 Current Report on Form 8-K filed May 6, 1997.

          (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               FLUOR CORPORATION
                                   -----------------------------------------
                                                  (Registrant)




Date:  June 16, 1997               /s/  J. Michal Conaway
       -------------               -----------------------------------------
                                   J. Michal Conaway, Senior Vice President
                                   and Chief Financial Officer



                                   /s/  V.L. Prechtl
                                   -----------------------------------------
                                   V. L. Prechtl, Vice President and Controller