Form 10-Q
period 1997-07-31
FLUOR CORP/DE/
filed 1997-09-15
CIK 37748

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________TO_____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of August 31, 1997 there were 83,832,685 shares of common stock outstanding.

                                FLUOR CORPORATION

                                    FORM 10-Q

                                  JULY 31, 1997

TABLE OF CONTENTS                                                                               PAGE
----------------------------------------------------------------------------------------------------

PART I:         FINANCIAL INFORMATION

         Condensed Consolidated Statement of Earnings for the Three Months
           Ended July 31, 1997 and 1996....................................................        2

         Condensed Consolidated Statement of Earnings for the Nine Months
           Ended July 31, 1997 and 1996....................................................        3

         Condensed Consolidated Balance Sheet at July 31, 1997 and
           October 31, 1996................................................................        4

         Condensed Consolidated Statement of Cash Flows for the Nine
           Months Ended July 31, 1997 and 1996.............................................        6

         Notes to Condensed Consolidated Financial Statements..............................        7

         Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................................        9

         Changes in Backlog................................................................       15

PART II:     OTHER INFORMATION.............................................................       16

SIGNATURES.................................................................................       17

                          PART I: FINANCIAL INFORMATION

                                FLUOR CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    Three Months Ended July 31, 1997 and 1996

                                    UNAUDITED


In thousands, except per share amounts                                 1997             1996
--------------------------------------------------------------------------------------------
REVENUES                                                        $ 3,675,905      $ 2,702,821

COSTS AND EXPENSES
     Cost of revenues                                             3,567,314        2,589,959
     Corporate administrative and general expenses                    4,654            9,956
     Interest expense                                                 7,520            4,500
     Interest income                                                 (5,627)          (6,460)
                                                                ----------------------------
Total Costs and Expenses                                          3,573,861        2,597,955
                                                                ----------------------------

EARNINGS BEFORE INCOME TAXES                                        102,044          104,866
INCOME TAX EXPENSE                                                   35,802           36,789
                                                                ----------------------------
NET EARNINGS                                                    $    66,242      $    68,077
                                                                ============================
NET EARNINGS PER SHARE                                          $      0.79      $      0.81
                                                                ============================
DIVIDENDS PER COMMON SHARE                                      $      0.19      $      0.17
                                                                ============================
SHARES USED TO CALCULATE
  EARNINGS PER SHARE                                                 84,345           84,558
                                                                ============================




See Accompanying Notes.

                                FLUOR CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    Nine Months Ended July 31, 1997 and 1996

                                    UNAUDITED

In thousands, except per share amounts                         1997              1996
-------------------------------------------------------------------------------------
REVENUES                                               $ 10,295,799      $  7,687,464

COSTS AND EXPENSES
     Cost of revenues                                    10,154,270         7,370,476
     Corporate administrative and general expenses           18,721            34,553
     Interest expense                                        20,044            11,416
     Interest income                                        (16,498)          (20,692)
                                                       ------------------------------
Total Costs and Expenses                                 10,176,537         7,395,753
                                                       ------------------------------

EARNINGS BEFORE INCOME TAXES                                119,262           291,711
INCOME TAX EXPENSE                                           61,119           102,486
                                                       ------------------------------
NET EARNINGS                                           $     58,143      $    189,225
                                                       ==============================
NET EARNINGS PER SHARE                                 $       0.69      $       2.24
                                                       ==============================
DIVIDENDS PER COMMON SHARE                             $       0.57      $       0.51
                                                       ==============================
SHARES USED TO CALCULATE
    EARNINGS PER SHARE                                       84,572            84,543
                                                       ==============================






See Accompanying Notes.

                                FLUOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       July 31, 1997 and October 31, 1996

                                    UNAUDITED


                                                           July 31,    October 31,
$  in thousands                                                1997          1996*
----------------------------------------------------------------------------------
ASSETS

Current Assets

     Cash and cash equivalents                           $  198,319     $  246,964
     Marketable securities                                   33,960         69,378
     Accounts and notes receivable                          847,235        742,547
     Contract work in progress                              649,259        561,490
     Deferred taxes                                          61,763         50,157
     Inventory and other current assets                     216,342        126,287
                                                         -------------------------
       Total current assets                               2,006,878      1,796,823
                                                         -------------------------

Property, Plant and Equipment (net of accumulated
 depreciation, depletion and amortization of $954,552
 and $821,212, respectively)                              1,861,307      1,677,662
Investments and goodwill, net                               249,229        192,879
Other                                                       299,713        284,362
                                                         -------------------------
                                                         $4,417,127     $3,951,726
                                                         =========================




                            (Continued On Next Page)




* Amounts at October 31, 1996 have been derived from audited financial statements.

                                FLUOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       July 31, 1997 and October 31, 1996

                                    UNAUDITED


                                                                     July 31,      October 31,
$  in thousands                                                          1997            1996*
----------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts and notes payable                                   $   704,104      $   704,186
     Commercial paper                                                  84,481           29,916
     Advance billings on contracts                                    483,375          445,807
     Accrued salaries, wages and benefit plans                        292,900          290,426
     Other accrued liabilities                                        241,291          175,026
     Current portion of long-term debt                                    139              207
                                                                  ----------------------------
      Total current liabilities                                     1,806,290        1,645,568
                                                                  ----------------------------

Long-term debt                                                        300,524            2,967
Deferred taxes                                                         62,458           42,632
Other noncurrent liabilities                                          567,975          590,833
Commitments and Contingencies
Shareholders' Equity
     Capital stock
     Preferred - authorized 20,000,000
         shares without par value; none issued
     Common - authorized 150,000,000
         shares of $0.625 par value; issued and outstanding -
         83,849,305 shares and 83,791,197
         shares, respectively                                          52,406           52,369
     Additional capital                                               574,835          573,037
     Retained earnings                                              1,087,923        1,077,559
     Unamortized executive stock plan expense                         (28,084)         (32,538)
     Cumulative translation adjustment                                 (7,200)            (701)
                                                                  ----------------------------
      Total shareholders' equity                                    1,679,880        1,669,726
                                                                  ----------------------------
                                                                  $ 4,417,127      $ 3,951,726
                                                                  ============================


See Accompanying Notes.

* Amounts at October 31, 1996 have been derived from audited financial statements.

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    Nine Months Ended July 31, 1997 and 1996
                                    UNAUDITED


$ in thousands                                                        1997           1996
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                $  58,143      $ 189,225
     Adjustments to reconcile net earnings to cash provided
     by operating activities:
         Depreciation, depletion and amortization                  183,363        139,929
         Deferred taxes                                             11,440         11,564
         Change in operating assets and liabilities               (138,584)       (21,288)
         Other, net                                                (19,701)       (15,005)
                                                                 ------------------------
Cash provided by operating activities                               94,661        304,425
                                                                 ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                         (350,940)      (289,404)
     E & C businesses acquired                                    (141,718)       (80,216)
     Proceeds from sales/maturities of marketable securities        35,418         88,897
     Purchase of marketable securities                                --          (64,052)
     Proceeds from sale of property, plant and equipment            32,860         20,317
     Investments, net                                                1,793         (6,580)
     Trust fund contribution                                       (21,513)          --
     Other, net                                                     (3,012)        (9,775)
                                                                 ------------------------
Cash utilized by investing activities                             (447,112)      (340,813)
                                                                 ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt                      300,121           --
     Increase in short-term borrowings                              57,757         17,373
     Payments on long-term debt                                     (1,185)       (18,801)
     Cash dividends paid                                           (47,779)       (42,590)
     Common stock repurchased                                      (18,973)          --
     Stock options exercised                                        15,099         15,311
     Other, net                                                     (1,234)           764
                                                                 ------------------------
Cash provided (utilized) by financing activities                   303,806        (27,943)
                                                                 ------------------------
Decrease in cash and cash equivalents                              (48,645)       (64,331)
Cash and cash equivalents at beginning of period                   246,964        292,934
                                                                 ------------------------
Cash and cash equivalents at end of period                       $ 198,319      $ 228,603
                                                                 ========================

See Accompanying Notes.

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

(1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's October 31, 1996 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended July 31, 1997 are not necessarily indicative of results that can be expected for the full year.

    The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at July 31, 1997 and its consolidated results of operations and cash flows for the three and nine months ended July 31, 1997 and 1996. As more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the Company recorded provisions totaling $118.2 million during the second quarter of 1997. These included provisions for estimated losses on certain contracts and adjustments to project-related investments and accounts receivable.

    Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

(2) Earnings per share is based on the weighted average number of common and, when appropriate, common equivalent shares outstanding in each period. Common equivalent shares are included when the effect of the potential exercise of stock options is dilutive.


(3) Inventories comprise the following:

                                                       July 31,          October 31,
    $ in thousands                                         1997                 1996
    --------------------------------------------------------------------------------
    Coal                                               $ 43,547             $ 28,809
    Supplies and other                                  113,422               45,118
                                                       -----------------------------
                                                       $156,969             $ 73,927
                                                       =============================


    The increase in inventories is primarily related to the Company's acquisition of two equipment rental and sales companies during the third quarter of 1997. See MD&A for further discussion.

(4) Cash paid for interest was $9.9 million and $6.9 million for the nine month periods ended July 31, 1997 and 1996, respectively. Income tax payments, net of refunds, were $51.0 million and $82.2 million during the nine month periods ended July 31, 1997 and 1996, respectively.

(5) During the second quarter of 1997, the Company recorded a $19.9 million charge related to the implementation of certain cost reduction initiatives. An additional charge of $1.0 million was recorded in the third quarter. These charges provide for personnel and facility related costs. As of July 31, 1997, approximately $3.2 million of these costs have been incurred. See MD&A for further discussion.

(6) The Company's utilization of derivative financial instruments is substantially limited to the use of forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. These contracts are entered into in order to hedge firm, identifiable, foreign currency commitments. Accordingly, the unrealized gains and losses are deferred and included in the measurement of contract work in progress. Upon maturity, any realized gains and losses are charged against project costs.

                                FLUOR CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes included herein and the Company's October 31, 1996 annual report on Form 10-K.

FORWARD-LOOKING INFORMATION

Any of the comments in this Form 10-Q that refer to the Company's estimated or future results, including its estimates of the cost savings, and the timing of cost savings, from its previously announced cost reduction program and its statements concerning the adequacy of its provisions for estimated future losses on projects or investments, are forward-looking and reflect the Company's current analysis of existing trends and information. Actual results may differ materially from current expectations or projections based on a number of factors affecting the Company's businesses. These factors include, in the case of the cost savings estimates, the ability to achieve estimated staff reductions while maintaining workflow in the functional areas affected and to sublease vacated facilities within anticipated time frames at anticipated sublease rent levels. Other risk factors affecting the Company's estimated or future results include, but are not limited to, cost overruns on fixed, maximum or unit-priced contracts, contract performance risk, the uncertain timing of awards and revenues under contracts, project financing risk, credit risk, risks associated with government funding of contracts, market conditions impacting realization of investments, market conditions in the domestic and international coal market, relatively mild weather conditions which may lower demand for steam coal and the state of the economic and political conditions worldwide. These forward-looking statements represent the Company's judgment only as of the date of this Form 10-Q. As a result, the reader is cautioned not to rely on these forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements.

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

RESULTS OF OPERATIONS

Revenues increased 36 percent and 34 percent, respectively, for the three and nine month periods ended July 31, 1997 compared with the same periods of 1996. Net earnings were $66.2 million and $58.1 million, respectively, for the three and nine month periods ended July 31, 1997, compared with net earnings of $68.1 million and $189.2 million, respectively, for the comparable periods in 1996. Results for the three and nine month periods ended July 31, 1997 were adversely impacted by reduced earnings from the Engineering and Construction segment and higher net interest expense, partially offset by higher earnings from the Coal segment and lower corporate administrative and general expenses, compared with the same periods of 1996.

ENGINEERING AND CONSTRUCTION

Revenues for the Engineering and Construction segment increased 39 percent and 36 percent, respectively, for the three and nine month periods ended July 31, 1997 compared with the same periods of 1996, due primarily to an increase in the volume of work performed. The increase in work performed is primarily a result of the increase in new awards in recent periods. Despite the increase in revenues, operating profits for the segment decreased 11 percent and 85 percent, respectively, for the three and nine month periods ended July 31, 1997 compared with the same periods of 1996.

Operating margins for the three and nine month periods ended July 31, 1997 were adversely impacted by a variety of factors, including lower incentive fees earned, delays in the full release of certain projects, a reduction in recoveries for United States Government work, failure to achieve cost projections on certain contracts and competitive pricing within certain operating companies. In addition, benefits realized in the third quarter of 1997 from the Company's cost reduction initiatives were limited and are not expected to be fully realized until fiscal year 1998. As such, operating margins for the Engineering and Construction segment were impacted by ongoing costs for units identified for reduction or redirection as well as investment and infrastructure costs associated with market expansion in certain industries and regions. As discussed below, results for the nine month period ended July 31, 1997 were significantly affected by items from the Company's first and second quarters.

Provisions of $91.4 million for estimated losses on certain contracts were recognized in the second quarter of 1997. Approximately 75 percent of the contract provisions pertained to cost overruns on one fixed price project for the construction of a power plant located outside the United States. During the second quarter, the Company experienced substantial unexpected difficulties on this project including significant ongoing design changes, long delays in approval of drawings and vendors and resulting low productivity in the field. By the end of the second quarter, these difficulties were substantially resolved as to the first phase of the project and rendered more predictable as to the second phase of the project. Accordingly, in the second quarter the Company recorded a provision to recognize the estimated total amount of the loss under the contract. No additional provision related to this project was recorded in the third quarter. Also included in the second quarter provisions were certain other projects identified to be loss contracts. None of these provisions individually exceeded $5 million. No material additional provisions related to these projects were recorded in the third quarter.

Additionally, during the second quarter of 1997, the Company recorded $26.8 million in provisions for the impairment, abandonment or sale of certain project related investments and joint ventures, and doubtful accounts receivable, none of which individually exceeded $5 million. These included the anticipated sale of the Company's interest in a joint venture within the pulp and paper industry, a write down of an equity investment obtained in exchange for services rendered to an environmental technology company and certain other project joint ventures where it was determined in the second quarter that the Company's investment was not expected to be realized due to poor market conditions or cancellation of the project concerned.

Results for the nine months ended July 31, 1997 include a second quarter charge of $19.9 million and a third quarter charge of $1.0 million related to implementation of certain cost reduction initiatives. These charges consist of personnel-related costs and lease costs for excess facilities. As of July 31, 1997, approximately $3.2 million of these costs have been incurred. To date, the Company has initiated action to downsize, consolidate or close 17 of its more than 80 offices and has consolidated certain industry operating companies. Additional charges may be taken later in the year as further actions are initiated. Upon full implementation of the cost reduction initiatives, the Company believes that annualized savings of $100 million can be achieved. The Company believes that all action items in connection with the cost reduction initiatives will be completed by the end of the fiscal year. The Company anticipates that the cash flow impact of the costs to implement these savings initiatives will not have a material impact on current or future periods.

Results for the nine months ended July 31, 1997 include first quarter contract-related provisions totaling $21.0 million for cost overruns on two fixed price power projects, including the power project located outside the United States. The loss in the first quarter on this project reflected additional costs then identified to be incurred on the first phase of the project arising primarily from bad weather, lack of timely site access, unexpected design changes and low labor productivity. The loss on the other project, which is located in the United States and was due primarily to startup problems, craft employee turnover and operation of the plant control system, is not expected to exceed the provision recorded in the first quarter. The Company also recognized in the first quarter a credit totaling $25.0 million related to certain actuarially determined insurance accruals. The insurance accrual adjustment was due primarily to improvement in loss experience resulting from the Company's safety program, resulting in an excess accrual position. The Company believes that the accrued liability at July 31, 1997 represents the best estimate of its insurance liability.

New awards for the three and nine months ended July 31, 1997 were $2.7 billion and $9.4 billion, respectively, compared with $3.1 billion and $9.1 billion for the same periods of 1996. Approximately 38 percent and 53 percent, respectively, of new awards for the three and nine months ended July 31, 1997 were for projects located outside of the United States. New awards in the third quarter of 1997 consisted of smaller projects; there were no individual new awards above $200 million in value. The uncertain timing of prospects for new awards, some of which are large, can create variability in the Company's awards pattern. Consequently, future award trends are difficult to predict with certainty.

The following table sets forth backlog for each of the Company's Engineering and Construction groups:

                                        July 31,     October 31,        July 31,
$ in millions                               1997            1996            1996
--------------------------------------------------------------------------------
Process                                  $ 6,994         $ 4,903         $ 6,125
Industrial                                 5,397           6,496           5,974
Power/Government                           2,054           3,621           2,852
Diversified Services                         896             737             648
                                         ---------------------------------------
Total backlog                            $15,341         $15,757         $15,599
                                         =======================================


U.S                                      $ 6,373         $ 7,326         $ 6,853
Outside U.S                                8,968           8,431           8,746
                                         ---------------------------------------
Total backlog                            $15,341         $15,757         $15,599
                                         =======================================

The increase in the Process Group's backlog at July 31, 1997 compared with October 31, 1996 was due primarily to the 1997 award of the $1.9 billion Yanpet project, a petrochemical complex to be constructed in Saudi Arabia. The reduction in backlog since October 31, 1996 in the Industrial Group reflects lower new awards in the first nine months of 1997 compared with the last nine months of 1996. Backlog in the Power/Government Group declined from October 31, 1996 compared with July 31, 1997 due primarily to the work performed on the Hanford and Fernald environmental cleanup projects and the Paiton power project. The increase in backlog from projects located outside the United States since October 31, 1996, is primarily due to the Yanpet Project. Backlog is adjusted both upward and downward as required to reflect project cancellations, deferrals and revised project scope and cost. These adjustments were not significant for the three and nine months ended July 31, 1997 and 1996, respectively.

COAL

Revenues increased 8 percent and 11 percent, respectively, for the three and nine month periods ended July 31, 1997 compared with the same periods of 1996. These increases were due primarily to increased sales volume of both metallurgical and steam coal, partially offset by lower steam coal prices. The increase in metallurgical coal revenues is due primarily to an increased market share of sales to steel producers, reflecting a stronger economy. There has been a general softening in prices within the entire steam coal market as overall demand is down due to both a mild winter and summer. Despite lower steam coal prices, revenues increased due primarily to the addition of a number of new electric utility customers. Gross profit and operating profit increased for the three and nine months ended July 31, 1997 compared with the same periods of 1996 due primarily to the increased sales volume of both metallurgical and steam coal and lower costs of both steam and metallurgical coal. Operating profit increased 12 percent and 15 percent, respectively, for the three and nine months ended July 31, 1997 compared with the same periods of 1996.

OTHER

Net interest for the three and nine months ended July 31, 1997 decreased compared with the same periods of 1996 due primarily to higher long-term interest bearing liabilities in addition to lower interest earning assets.

Corporate administrative and general expenses decreased $5.3 million and $15.8 million, respectively, for the three and nine month periods ended July 31, 1997 compared with the same periods of 1996. The reduction in expense is due primarily to lower accruals for stock-related and performance-based compensation plans and lower corporate overhead.

The effective tax rate for the nine month period ended July 31, 1997 was materially impacted by foreign-based project losses, other project-related investment losses and certain implementation costs for cost reduction initiatives incurred in the second quarter which are not expected to receive full tax benefit. If these losses are excluded for tax rate determination purposes, there is no significant difference between the effective tax rate and the statutory rate for the nine month period ended July 31, 1997.

FINANCIAL POSITION AND LIQUIDITY

At July 31, 1997, the Company had cash, cash equivalents and marketable securities of $232.3 million and a long-term debt to total capital ratio of 15 percent.

The Company expects to have adequate resources available from operating cash flows, cash and short-term investments, revolving credit and other banking facilities, capital market sources and commercial paper to provide for its capital needs for the foreseeable future. Operating activities generated $94.7 million in cash during the nine month period ended July 31, 1997, compared with $304.4 million during the same period in 1996. The decrease in cash generated from operating activities is due primarily to an increase in operating assets and liabilities as well as the Company's lower operating results. Operating working capital during 1996 was favorably impacted by a large customer advance. The change in operating assets and liabilities from period to period is affected by the mix, stage of completion, and commercial terms of engineering and construction projects.

During the third quarter of 1997, the Company's equipment rental and sales subsidiary acquired two additional equipment rental and sales companies that will expand its operations throughout the eastern United States and California. These acquisitions have been accounted for under the purchase method of accounting and their results of operations have been included in the Company's condensed consolidated financial statements from the respective acquisition dates.

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

For the nine months ended July 31, 1997, capital expenditures were $350.9 million, including $210.9 million related to Massey Coal, comprised primarily of mining equipment and coal preparation plant and other mine development costs. Dividends paid in the nine months ended July 31, 1997 were $47.8 million ($.57 per share) compared with $42.6 million ($.51 per share) for the same period of 1996.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is effective for the Company's fiscal year 1999.

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

                                FLUOR CORPORATION
                               CHANGES IN BACKLOG
               Three and Nine Months Ended July 31, 1997 and 1996
                                 ($ in millions)
                                    UNAUDITED


For the Three Months Ended July 31,                        1997              1996
---------------------------------------------------------------------------------
Backlog - beginning of period                       $  16,136.5       $  15,362.0
New awards                                              2,672.1           3,107.5
Adjustments and cancellations, net                       (255.0)           (476.1)
Work performed                                         (3,212.2)         (2,394.2)
                                                    -----------------------------
Backlog - end of period                             $  15,341.4       $  15,599.2
                                                    =============================




For the Nine months Ended July 31,                         1997              1996
---------------------------------------------------------------------------------
Backlog - beginning of period                       $  15,757.4       $  14,724.9
New awards                                              9,446.5           9,063.4
Adjustments and cancellations, net                       (793.9)         (1,314.5)
Work performed                                         (9,068.6)         (6,874.6)
                                                    -----------------------------
Backlog - end of period                             $  15,341.4       $  15,599.2
                                                    =============================

                           PART II: OTHER INFORMATION


Item 1.  Legal Proceedings

         In July 1997, Fluor Daniel Fernald, Inc. (formerly known as FERMCO), reached a settlement in "U.S. ex rel William Watt v. Fluor Daniel, Inc., et al." Fluor Daniel Fernald's former employee, William T. Watt, had claimed damages for alleged violations of the False Claim Act. In the settlement, Fluor Daniel Fernald agreed to pay $8.4 million, a portion of which was paid to the U.S. government. The company will recoup a portion of this amount from its teaming partners.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

               27    Financial Data Schedule.

               99.1  Current Report on Form 8-K filed May 6, 1997.

         (b)   Reports on Form 8-K.

               The Form 8-K filed on May 6, 1997, addresses certain disclosures in reports and statements released by the Company or statements made by its officers or directors that are forward-looking in nature, such as statements related to the Company's opinions about trends and factors that may impact future operating results. The Company filed this report in order to avail itself of the safe harbor provided in the Securities Act of 1933 and the Securities Exchange Act of 1934 with respect to any such forward-looking statements.

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



                                                   FLUOR CORPORATION
                                       ----------------------------------------
                                                     (Registrant)




Date:  September 15, 1997              /s/ J. Michal Conaway
                                       ----------------------------------------
                                       J. Michal Conaway, Senior Vice President
                                       and Chief Financial Officer



                                       /s/ V.L. Prechtl
                                       ----------------------------------------
                                       V. L. Prechtl, Vice President and
                                       Controller