Form 10-K
period 1997-10-31
FLUOR CORP/DE/
filed 1998-01-28
CIK 37748

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO ______

                           COMMISSION FILE NO. 1-7775

                                FLUOR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                                    DELAWARE
                         (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)


                                   95-0740960
                                (I.R.S. EMPLOYER
                             IDENTIFICATION NUMBER)


                 3353 MICHELSON DRIVE, IRVINE, CALIFORNIA 92698
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 975-2000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                               TITLE OF EACH CLASS

                         Common Stock, $0.625 par value
                          6.95% Notes due March 1, 2007

                    NAME OF EACH EXCHANGE ON WHICH REGISTERED

                             New York Stock Exchange
                             Chicago Stock Exchange
                             Pacific Stock Exchange


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the registrant's voting stock held by non-affiliates was $3,163,513,424 on January 13, 1998, based upon the average between the highest and lowest sales prices of the registrant's Common Stock as reported in the consolidated transactions reporting system.

      Common Stock, $0.625 par value, outstanding as of January 13, 1998 -- 83,115,266 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

      Parts I, II and IV incorporate certain information by reference from the registrant's Annual Report to shareholders for the fiscal year ended October 31, 1997.

      Part III incorporates certain information by reference from the registrant's definitive proxy statement for the annual meeting of shareholders to be held on March 10, 1998, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended October 31, 1997.

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

FLUOR DANIEL

      Fluor Daniel's operations are organized into industry groups responsible for identifying and capitalizing on opportunities in their market segments on a global basis. Individual operating companies within the groups focus on specific clients, industries and markets. The operating companies rely on a network of globally located engineering offices to provide resources and expertise in support of project execution worldwide. In addition to industry groups, Fluor Daniel's operations also include the Global Sales and Strategies Group which is responsible for strategic planning and provides sales and marketing support and assistance to all of the other groups.

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

      The operations of Fluor Daniel are detailed below by industry group:


   Process

       The Process Group supports clients in the following basic industries: petroleum, petrochemicals, production, pipelines, chemicals, plastics and fibers.

      During fiscal 1997, Process Group contract awards included: engineering, procurement and project management for a pipeline, pump stations and marine facilities in Russia and Kazakhstan; engineering, procurement and construction management for a floating production storage offloading vessel in Scotland, a pipeline and production facility in Ecuador, a nylon BCF expansion in Canada, an ethylene facility in Argentina, an acrylate monomer plant and a maleic anhydrite facility in Germany, paper and film finishing plants, a color line plant and utilities, siting and infrastructure for plants in China, an alliance with Witco for specialty chemical plants worldwide, a petrochemical complex in Saudi Arabia and a refinery upgrade in Ohio; engineering and procurement for an expansion project in Saudi Arabia, a pipeline between Argentina and Chile, a crude stabilization project in Kazakhstan, a natural gas pipeline in New York, a joint venture performing work on an ethylene facility in Canada, a chlor-alkali plant in Texas, a polypropylene complex in Canada and an ethylene and polyethylene project in Texas; engineering for a gas gathering and injection project in Abu Dhabi, a derivatives plant in Malaysia, an FCC expansion project in Utah, an ethylene and polyolefins complex in Abu Dhabi and a benzene and paraxylene project in Thailand; engineering, procurement and construction for an upgrade of a polypropylene plant in Texas, expansion of a DNT/SAC plant in Texas, a PBT plant in South Carolina and a polypropylene project in Texas; capital construction and maintenance services on an evergreen basis for various chemical and fiber plants throughout the United States; engineering and construction management for a CCR reformer project in Texas.

      Ongoing projects in fiscal 1997 include: engineering, procurement and construction management for a hydrotreater in Canada, a hydrodesulfurization unit in Korea, a methanol plant in Norway, crude oil import/export pipeline, tanks, oil pump stations and terminal in Lithuania, a polystyrene plant expansion in Louisiana, a gas turbine generator in the Philippines, an ethylene plant expansion in Saudi Arabia, a fluid catalytic cracker unit in Texas, a L.S.D. hydrofiner in Canada, an export terminal expansion project in Scotland, a pipeline and export terminal in Azerbaijan, a LNG upstream facility, offshore gas platform, subsea and onshore pipelines in Trinidad, a refrigerated storage tank in New Hampshire, a carbon graphite expansion in South Carolina and a resin coating plant in Great Britain; engineering, procurement and construction for a polymer expansion facility in Virginia, a new film machine in an existing plant in New York, debottlenecking of existing facilities and an expanded lube oil plant in Indonesia, an upgrade of a residue hydrocracker in the Slovak Republic, a polymer extrusion expansion in Louisiana, a PTA plant in the Netherlands and a new PET facility in Mississippi; engineering and procurement for a CDU unit revamp in Poland, a gas plant modification in England and a gas field development including low temperature separation unit compression and control facilities in the Netherlands; engineering and construction management for a refinery modernization in Poland; construction management for a lube oil revamp in Germany, an ethylene unit revamp in Louisiana, a paraxylene decoupling and revamp in Alabama, a paraxylene unit in Korea and expansion and renovation of a paint pigments plant in Delaware; engineering for numerous maintenance shutdowns at various locations in the United States, a receiving terminal, pump stations, meter stations, pipelines and export terminal in Azerbaijan, a debottlenecking project in Indonesia, three geothermal power generation facilities in Indonesia, a metaxylene unit in Texas, evergreen engineering support for Du Pont in Canada and Europe, a polyethylene plant in Texas, a petroleum refinery expansion in Abu Dhabi, a propylene recovery project in Pennsylvania, an ethoxics and ethanol amines plant in Louisiana, an organic acids plant in Louisiana, a nylon facility in China, a polylactide facility in Nebraska, a carbon black expansion in China, a heavy oil upgrader in Venezuela, a nitrogen generation complex in Mexico and a latex relocation in Thailand; construction and maintenance for evergreen small capital construction services in Tennessee and South Carolina and for various chemical and fiber plants throughout the United States; construction for an oxo alcohol and a chemical plant both in Louisiana and a chemical line conversion and waste water treatment plant both in South Carolina; project management for a nylon tire cord plant in India and a 200,000 barrel a day production facility with infrastructure, power generation and an 800 mile pipeline and single point mooring loading terminal in Africa; a services alliance in Texas and for numerous small capital projects at various locations in the United States.

      Projects completed in fiscal 1997 include: engineering, procurement and construction management for a 180 mile ethylene pipeline in Texas, an increase in capacity of two hydrodesulfurization units and associated pipeline in Venezuela, a gas oil hydrotreater in California and a gas injection and underground storage facility in the Netherlands; engineering, procurement and construction for a cat feed hydrotreater in Louisiana, a fluid catalytic cracker unit in Korea, a vinyl acetate monomer plant in Singapore, a refinery upgrade in the Netherlands, a hydrochlorofluorocarbon plant in Kentucky, a polypropylene plant expansion in Pennsylvania and a hydrogen peroxide plant in Texas; engineering, procurement, construction and program management for a petrochemical complex in Kuwait; engineering and procurement for a 15 mile gas pipeline with terminal in Mexico, an acrylate facility expansion in Texas, a revamp of two paraxylene units in Alabama, a new propylene splitter unit in Pennsylvania, a 354 kilometer pipeline with laterals from Mariquita to Cali in Colombia, an oil production facility in Gabon and four offshore platforms in Venezuela; procurement and construction management for general facilities and utilities of a petrochemical complex in Kuwait; engineering for an expansion of six existing crude oil pipeline pump stations in Colombia, an early production system equipment and an oil field production facility in Colombia and a filter products facility in Tennessee; project management for an offshore gas compression platform and subsea pipeline in Vietnam; evergreen capital construction and maintenance services for various chemical and fiber plants throughout the United States.


   Industrial

      The Industrial Group provides a broad range of services by supporting clients in the following industries: mining and metals, automotive and general manufacturing, electronics, pharmbio, fine chemicals, food, beverage and consumer products, commercial and institutional facilities, infrastructure, telecommunications and forest products. The Industrial Group also supports clients through ADP Marshall which provides professional services in architecture, engineering and construction management in the electronics industry and other industries, and through PACE, the operating company dedicated to serving Fluor Daniel's alliance with Procter & Gamble.

      During fiscal 1997, Industrial Group contract awards included: construction management for an auto assembly plant in Brazil, a film manufacturing facility, a passenger terminal, a prison, an office park, a wafer processing facility, an office facility, an image masking operation facility, multiple clean room renovations, fit ups and expansions, a wafer fabrication facility, the extension of an existing UTD facility, all in the United States, an airport in South Korea, a concrete facility in Taiwan, a test/assembly plant in Ireland and a tobacco facility in Malaysia; engineering, procurement and construction of a nickel/cobalt mine and integrated processing facility in Australia, a production facility and a snack food facility in the United States and a copper mine in Peru; engineering, procurement and construction management for a grassroots micromill, continuing work in an ongoing alliance with Aluminum Company of America, an underground conveyor and crushing facility, a copper mine expansion, a beta carotene production facility, a botulinum toxin facility, a salt manufacturing facility, two snack food facilities and a beverage production facility, all in the United States and a grassroots gold mine and a conveyor/crusher refurbishment in Chile; engineering and construction management for an export facility in China; engineering for billet conditioning, a pilot plant production facility, an outsourcing contract for outside plant engineering services and a bovine somatotrophin manufacturing facility in the United States and for certain capital projects in Chile; construction of a snack food facility in the United States.

      Ongoing projects include: engineering, procurement and construction for a copper and gold mine in Indonesia, a paper machine expansion in Georgia, an ethanol facility in Canada, a vaccine manufacturing facility in Maryland, an Emergency 911 response system for Chicago, Illinois and a food processing plant expansion in Tennessee; engineering, procurement and construction management for a grassroots copper and gold mine in Argentina, expansion of an iron ore pelletizing processing facility in Brazil, a copper mine expansion in Indonesia, a beltway around Denver, Colorado, a copper mine addition, a grassroots copper mine and a potassium chloride plant expansion in Chile, a battery acid plant in Saudi Arabia, a wafer facility in Washington, a bulk pharmaceuticals manufacturing facility in Ireland, a vitamin manufacturing facility in New Jersey, expansion and rebuild of various snack food plants in the United States, a multi-product personal care facility in China and a cellular site buildout for eight cities in the United States; engineering and procurement for a food additive processing plant in Ohio; engineering and construction of pet foods facilities in the United States; engineering and construction management for a hotel renovation in Indonesia, a sports facility in South Carolina, a tobacco facility in the Netherlands, a court/detention center in Texas and a propylated starch facility in Indianapolis; construction management for a prison in California, a tobacco processing plant in North Carolina, a multi-product personal care facility in the Philippines, a nickel mine expansion in Indonesia, a specialty steel mill in Pennsylvania, an HVAC upgrade to a distribution facility in Mississippi, a convention center in Arkansas, a conferencing center in Florida, a hotel renovation in California and major infrastructure for a university in Saudi Arabia; engineering for an iron mine in Australia, a grassroots micro mill in Nevada, a grassroots gold mine in Venezuela, a melt shop facility in Indiana, an aluminum recycle mill in the United States, a grassroots copper mine in Canada, a vitamin manufacturing facility in Texas, an engineering alliance for a multi-product facility in California, a grassroots solid dosage pharmaceutical plant in Oklahoma and a high speed rail project in Florida; construction of a distribution warehouse in South Carolina and a camcorder/laptop battery facility in Florida; project management for rail stations for the Federal Transportation Administration in New York City and for highway construction in Orange County, California; and project management for rail transit recompetition in Los Angeles, California.

      Projects completed in fiscal 1997 included: engineering, procurement and construction for a wafer facility in the Philippines, a dyno/tank farm expansion in South Carolina, a grassroots gold mine in Chile, a gold mine in Papua New Guinea, a dry conversion process facility in North Carolina, rebuilding a carpet manufacturing facility in Georgia, a contract manufacturing facility and corporate headquarters in North Carolina and a packaging and distribution space in a brown sugar facility in Florida; engineering, procurement and construction management for a fine chemicals retrofit project in Tennessee, a gold heap leach expansion in Peru, an automotive transaxle facility expansion in Ohio, an automotive assembly plant in Argentina, apparel distribution centers at various locations throughout the United States, a silicon wafer facility in Texas and Phase 2 of a six city cellular buildout and an eight city cellular buildout in the United States; engineering and construction of an engine plant expansion in Ohio and a tile expansion facility in Mississippi; engineering and construction management for a vaccine manufacturing plant in North Carolina; engineering and procurement for a petro-sulfur forming plant in Canada; construction management for a parking and athletic facility in Florida, the retail expansion for a petroleum company in Colorado, a hotel in Indonesia, a correctional facility expansion in California, the renovation of a turbine facility in South Carolina and a train station terminal building in Kyoto, Japan; engineering for a general services steel mill in the United States, a SX/EW copper mine in Chile, tool hook-up in a wafer facility in Thailand, a potent compound bulk manufacturing facility in Georgia; construction for a personal care product plant in Puerto Rico; maintenance services for an automotive facility in Tennessee; an engineering study for a tableting facility in the former Soviet Union.


   Power and Government

      The Power and Government Group provides services to public electric utilities, private power companies and the United States government. The Duke/Fluor Daniel partnership provides services to the fossil fuel power industry.

      During fiscal 1997, Power and Government Group contract awards included: engineering, procurement and construction for a heat recovery coke plant, a 95 megawatt power block plus flue gas de-sulfurization unit in Indiana, a 111 megawatt combined cycle cogeneration facility in Thailand and a 3X65 megawatt coal plant in Indonesia; engineering, procurement, construction and program management for a national laboratory in New Mexico; engineering and construction management of a 115 kilovolt transmission facility in Washington; operations and maintenance for a 2X50 megawatt cogeneration plant in China; assistance in operations assessment for a coal plant in China; operations and/or maintenance and support services for a 764 megawatt nuclear plant in Nebraska; engineering for Federal Emergency Management Agency infrastructure support services throughout the United States; renewals of contracts for maintenance services for nuclear power plants in Arizona, Texas and South Carolina.

      Ongoing projects include: engineering, procurement and construction for a 300 megawatt combined cycle plant in Saudi Arabia; engineering, procurement and construction management for a cogeneration plant in Great Britain; procurement, engineering, construction management and start-up for a 2X600 megawatt coal fired power plant in Indonesia; operations and maintenance for a 175 megawatt diesel system in Indonesia, a 130 megawatt cogeneration facility in Virginia and a 151 megawatt facility in Delaware; engineering for a laboratory facility upgrade in Illinois; maintenance for fossil and gas plants in South Carolina, North Carolina, Texas, Georgia, Arkansas, Australia, South Africa, California, Louisiana and Mississippi and renewal and maintenance for nuclear plants in Maryland, South Carolina, Kansas, Missouri, Virginia, Texas, Maryland and Arizona; management and integration contractor for a major United States Department of Energy ("DOE") facility ("Hanford") in Washington; additional DOE funding for engineering and design for nuclear materials storage plant under a reconfiguration project in Nevada; engineering and construction management for various radar and weather stations located throughout the United States for the National Oceanic and Atmospheric Administration; engineering for the reconfiguration of the DOE weapons program, the DOE National Engineering Laboratories in Idaho and a waste handling facility for the DOE at Hanford; environmental remediation management for the DOE former uranium processing plant in Ohio (the "Fernald Project"); management and operation services for the Naval Petroleum and Oil Shale Reserves program for the DOE in Colorado, Utah and Wyoming.

      Projects completed in fiscal 1997 included: engineering, procurement and construction for a 160 megawatt cogeneration plant in Indiana, a 240 megawatt combined cycle cogeneration plant in Louisiana, rebuilding of a fire damaged 650 megawatt combined cycle facility in Virginia and a 75 megawatt bottoming cycle and 69 kilovolt transmission line in Illinois; engineering for a DOE waste vitrification plant at Hanford; maintenance and support for a rebuild of a power plant in Texas; maintenance for fossil and gas generation plants in Florida and Tennessee.


   Diversified Services

      The Diversified Services Group was created in fiscal 1994 to expand certain services provided by Fluor Daniel beyond the boundaries of the traditional engineering and construction project cycle. These services have typically been provided to projects in support of Fluor Daniel and have developed into core skills. They are now offered on a standalone basis to new clients and markets as well as traditional clients and markets external to Fluor Daniel.

      The groups providing services include Facility & Plant Services, which provides plant maintenance, management and efficiency services as well as plant maintenance software; TRS Staffing Solutions, which provides technical, professional and clerical temporary personnel as well as permanent placements; American Equipment Company, which sells, leases and outsources equipment for construction and industrial needs; Environmental Services, which provides environmental engineering and construction services; and Fluor Daniel GTI, Inc. (55% owned by Fluor Daniel) which provides environmental remediation services. ACQUION, a provider of electronic catalog and ordering services, was sold.

      During fiscal 1997, Diversified Services Group acquisitions included: the acquisition by American Equipment Company of 100% of J. W. Burress, Inc., a Virginia-based equipment rental company with branches in the Southeast; 100% of SMA Equipment Company, a California-based heavy equipment sales and rental company with operations throughout California; 100% of SMA/Stith Equipment, a Georgia-based heavy equipment rental company with operations throughout Georgia; 65% of Maquinaria Panamericana, S.A. de C.V., an equipment rental company with branches in Central Mexico; and the acquisition by TRS Staffing Solutions of 100% of First Legal, Ltd., a London-based permanent and temporary placement services firm that specializes in legal staffing.

      During fiscal 1997, Diversified Services Group dispositions included: the sale of 100% of ACQUION, a provider of electronic catalog and ordering services.

      During fiscal 1997, Diversified Services Group new awards included: an equipment services agreement to provide all support equipment, operator training and operators to mining sites in Chile, Indonesia and Peru and engineering for a United States Air Force Center in Texas.

      Ongoing projects include: an equipment outsourcing contract at a petrochemical plant in Texas; maintenance for a tire manufacturing facility in Tennessee, a petrochemical plant in Texas, a refinery in Mississippi, an automobile manufacturing facility in Tennessee, computer manufacturing facilities in Florida, Texas, North Carolina, Arizona, Colorado and California and a vehicle manufacturing facility in Argentina; environmental investigation, feasibility studies and remediation for the United States Army Environmental Center, the United States Army Corps of Engineers and the United States Environmental Protection Agency; engineering, procurement and construction management for an environmental remediation program for a toxic waste site in Indiana, the closure of a former ore processing site in Colorado and for a former zinc smelter and refinery in the United States; engineering for an alliance with Witco; environmental investigation and evaluation at U.S. military facilities in Hawaii, Guam and Puerto Rico; site remediation at a plant in Illinois.

      Projects completed in fiscal 1997 included: computerized maintenance system for a steel maker in Utah and glass products manufacturer at various locations in the United States and a computerized maintenance system and training services for a refinery in Asia.


FLUOR CONSTRUCTORS

      Fluor Constructors is organized and operated separately from Fluor Daniel. Fluor Constructors provides unionized construction management, construction and maintenance services in the United States and Canada, both independently and as a subcontractor to Fluor Daniel and global support to all Fluor Daniel industry and regional groups.

      During fiscal 1997, Fluor Constructors contract awards included: construction and construction management services for a gas plant and pipeline expansion in California, a refinery upgrade in Ohio and a cogeneration plant in Indiana.

      Ongoing projects include: maintenance and outage support at various plant sites for a nuclear power plant in Missouri and for fossil fuel power plants in Louisiana, Mississippi and Arkansas.

      Projects completed in fiscal 1997 included: construction and construction management for steam turbine project in Indiana and a wafer fabrication facility located in Camas, Washington; and maintenance and outage support for a nuclear power plant in Maryland.


BACKLOG

      The following table sets forth the consolidated backlog of Fluor's engineering and construction segment at October 31, 1997 and 1996 by industry group:

                                                  1997          1996
                                                -------         -------
                                                (IN MILLIONS OF DOLLARS)
         Process ......................         $ 6,384         $ 4,903
         Industrial ...................           5,178           6,496
         Power and Government .........           2,092           3,621
         Diversified Services .........             716             737
                                                -------         -------
                                                $14,370         $15,757
                                                =======         =======

      The following table sets forth the consolidated backlog of Fluor's engineering and construction segment at October 31, 1997 and 1996 by region:

                                                    1997           1996
                                                   -------      -------
                                                (IN MILLIONS OF DOLLARS)
         United States........................     $ 5,665      $ 7,326
         Asia Pacific (including Australia)...       3,959        4,402
         Europe, Africa and Middle East ......       3,828        2,677
         The Americas ........................         918        1,352
                                                   -------      -------
                                                   $14,370      $15,757
                                                   =======      =======

      Estimated portion not to be performed during fiscal 1998: 30%


      The dollar amount of the backlog is not necessarily indicative of the future earnings of Fluor related to the performance of such work. Although backlog represents only business which is considered to be firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of Fluor's control, such as changes in project schedules, Fluor cannot predict with certainty the portion of its October 31, 1997 backlog estimated to be performed subsequent to fiscal 1998.

      Approximately $1.5 billion of the Process Group's backlog at October 31, 1997, is attributable to the Yanpet project in Saudi Arabia. The decrease in the Industrial Group's backlog at October 31, 1997 when compared with October 31, 1996 is due primarily to lower mining and metals awards activity in 1997. Backlog in the Power and Government Group declined in fiscal 1997 compared with fiscal 1996 primarily due to work performed at the DOE Fernald project and the Paiton project. In addition, backlog in the Power and Government Group was further affected by changes in new awards reporting for the Hanford project. Previously, in fiscal 1996, Fluor recognized a $1.0 billion new award for the Hanford project based upon the initial authorization for the project, which represented the estimated total value of the work to be performed for the entire project during fiscal 1997. In the fourth quarter of fiscal 1997, based upon experience gained in 1997 regarding the DOE's fee determination procedures for the Hanford project, Fluor recognized a new award of $220 million representing only its estimated proportionate share of the work to be performed at the Hanford site in 1998.

                                 COAL INVESTMENT

      A. T. Massey Coal Company, Inc., which is headquartered in Richmond, Virginia and its subsidiaries conduct Massey's coal-related businesses and are collectively referred to herein as the "Massey Companies."

      The Massey Companies produce, process and sell bituminous, low sulfur coal of steam and metallurgical grades from 20 mining complexes (19 of which include preparation plants) located in West Virginia, Kentucky, Virginia and Tennessee. At October 31, 1997, one of the mining complexes was still in development and not yet producing coal.

      Operations at certain of the facilities are conducted in part through the use of independent contract miners. The Massey Companies also purchase and resell coal produced by unrelated companies. Steam coal is used primarily by utilities as fuel for power plants. Metallurgical coal is used primarily to make coke for use in the manufacture of steel.

      For each of the three years in the period ended October 31, 1997, the Massey Companies' production (expressed in thousands of short tons) of steam coal and metallurgical coal, respectively, was 19,798 and 16,757 for fiscal 1997, 17,578 and 13,616 for fiscal 1996 and 15,790 and 11,634 for fiscal 1995.
Sales (expressed in thousands of short tons) of coal produced by the Massey Companies were 35,643 for fiscal year 1997, 31,091 for fiscal year 1996 and 27,410 for fiscal 1995.

      A large portion of the steam coal produced by the Massey Companies is sold to domestic utilities under long-term contracts. Metallurgical coal is sold to both foreign and domestic steel producers. Approximately 61% of the Massey Companies' fiscal 1997 coal production was sold under long-term contracts, 60% of which was steam coal and 40% of which was metallurgical coal. Approximately 14% of the coal tonnage sold by the Massey Companies in fiscal 1997 was sold outside of North America.

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

      The Coal Industry Retiree Health Benefits Act of 1992 (the "Act") provides that certain retired coal miners who were members of the United Mine Workers of America, along with their spouses, are guaranteed health care benefits. The Massey Companies' obligation under the Act is currently estimated to aggregate approximately $42 million which will be recognized as expensed as payments are made. The amount expensed during fiscal 1997 approximated $7.0 million.

      The management of the Massey Companies estimates that, as of October 31, 1997, the Massey Companies had total recoverable reserves (expressed in thousands of short tons) of 1,763,475; 740,775 of which are assigned recoverable reserves and 1,022,700 of which are unassigned recoverable reserves; and 1,286,946 of which are proven recoverable reserves and 476,529 of which are probable recoverable reserves.

      The management of the Massey Companies estimates that approximately 36% of the total reserves listed above consist of reserves that would be considered primarily metallurgical grade coal. They also estimate that approximately 67% of all reserves contain less than 1% sulfur. A portion of the steam coal reserves could be beneficiated to metallurgical grade by coal preparation plants and substantially all of the metallurgical coal reserves could be sold as high quality steam coal, if market conditions warrant.

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

      In fiscal 1997, Massey expended approximately $7.1 million to comply with environmental, health and safety laws and regulations, none of which were capitalized. Massey anticipates making $10.3 million and $9.8 million in such non-capital expenditures in fiscal 1998 and 1999, respectively. Of these expenditures, $5.1 million, $6.5 million and $5.9 million for fiscal 1997, 1998 and 1999, respectively, were or are anticipated to be for surface reclamation. Existing financial reserves are believed to be adequate to cover actual and anticipated reclamation expenditures.


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

      In 1994, Fluor completed the sale of its lead business. The sale by Fluor of its lead business included St. Joe Minerals Corporation ("St. Joe") and its environmental liabilities for several different lead mining, smelting and other lead related environmental sites. As a condition of the St. Joe sale, however, Fluor retained responsibility for certain non-lead related environmental liabilities arising out of St. Joe's former zinc mining and smelting division, but only to the extent that such liabilities are not covered by St. Joe's comprehensive general liability insurance. These liabilities arise out of three zinc facilities located in Bartlesville, Oklahoma, Monaca, Pennsylvania and Balmat, New York.

      The Company believes, based upon present information available to it, that its accruals with respect to future environmental costs are adequate and such future costs will not have a material effect on the Company's consolidated financial position, results of operations or liquidity. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among potentially responsible parties, or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional expenditures or the provision of additional accruals in expectation of such expenditures.


NUMBER OF EMPLOYEES

      The following table sets forth the number of salaried and craft/hourly employees of Fluor and its subsidiaries engaged in Fluor's business segments as of October 31, 1997:

                                          SALARIED  CRAFT/HOURLY    TOTAL
                                          --------  ------------    -----
         Engineering and Construction      30,347      27,364      57,711
         Coal .......................       1,045       1,923       2,968
                                           ------      ------      ------
                                           31,392      29,287      60,679
                                           ======      ======      ======

OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

      The financial information for business segments and geographic areas is included in the Operations by Business Segment and Geographic Area section of the Notes to Consolidated Financial Statements in Fluor's 1997 Annual Report to shareholders, which section is incorporated herein by reference.


ITEM 2. PROPERTIES.

   Major Facilities

      Operations of Fluor and its subsidiaries are conducted in both owned and leased properties totaling approximately 7.1 million square feet. In addition, certain owned or leased properties of Fluor and its subsidiaries are leased or subleased to third party tenants. The following table describes the location and general character of the major existing facilities, exclusive of mines, coal preparation plants and their adjoining offices:

 LOCATION                                   INTEREST              PURPOSE
 --------                                   --------              -------
UNITED STATES AND CANADA:
Irvine, California                          Leased                Fluor Corporate Headquarters and Fluor Daniel Operations
Calgary, Canada                             Leased                Fluor Daniel Canada Operations
Charlotte, North Carolina                   Leased                Duke/Fluor Daniel Operations
Chicago, Illinois                           Leased                Fluor Daniel Operations
Cincinnati, Ohio                            Leased                Fluor Daniel Operations and Procter & Gamble Alliance (PACE)
Greenville, South Carolina                  Owned and Leased      Fluor Daniel and American Equipment Operations
Houston (Sugar Land office), Texas          Owned                 Fluor Daniel Operations
Pasadena, Texas                             Owned                 American Equipment Offices and Yard
Philadelphia, Pennsylvania                  Leased                Fluor Daniel Operations
   (Marlton, New Jersey Office)
Richland, Washington                        Leased                Fluor Daniel Hanford Operations
Riverside, California                       Owned                 American Equipment Offices and Yard
Riverside, Illinois                         Owned                 American Equipment Offices and Yard
Tucson, Arizona                             Leased                ADP Marshall Operations
Tulsa, Oklahoma                             Leased                Williams Brothers Operations
Vancouver, Canada                           Leased                Fluor Daniel Wright Operations
Washington, D.C.                            Leased                Fluor Daniel Operations

 LOCATION                                   INTEREST              PURPOSE
 --------                                   --------              -------
THE AMERICAS:
Caracas, Venezuela                          Leased                Tecnofluor Operations
Mexico City, Mexico                         Leased                ICA Fluor Daniel Operations
Monterey, Mexico                            Owned                 American Equipment Offices and Yard
Santiago, Chile                             Owned and Leased      Fluor Daniel and American Equipment Operations

EUROPE, AFRICA AND MIDDLE EAST:

Al Khobar, Saudi Arabia (Dhahran area)      Owned                 Fluor Daniel Operations
Asturias, Spain                             Leased                Fluor Daniel Operations
Camberley, England                          Leased                Fluor Daniel Operations
Haarlem, Netherlands                        Owned and Leased      Fluor Daniel Operations
Sandton, South Africa                       Leased                Fluor Daniel Operations

ASIA PACIFIC:

Manila, Philippines                         Leased                Fluor Daniel Operations
Melbourne, Australia                        Leased                Fluor Daniel Operations

COAL OFFICES:

Richmond, Virginia                          Owned                 A. T. Massey Operations
Charleston, West Virginia                   Leased                A. T. Massey Operations

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT(1)

OFFICE OF THE CHAIRMAN(1)

DON L. BLANKENSHIP, age 47

      Director since September 1996; Appointed to Office of the Chairman, December 1997; Chairman of the Board and Chief Executive Officer of A.T. Massey Coal Company, Inc.(3) since January 1992; formerly President and Chief Operating Officer of that subsidiary from 1990; formerly President of Massey Coal Services, Inc.(4) from 1989; joined Rawl Sales & Processing Co.(5) in 1982.


JAMES C. STEIN, age 54

      Director since December 1997; Appointed to Office of the Chairman, December 1997; President and Chief Operating Officer, Fluor Daniel, Inc.(2) since March 1997; formerly Group President, Diversified Services, of Fluor Daniel, Inc. since May 1994; formerly President, Business Units, of that company from 1993; formerly President, Industrial Sector, of that company from 1986; joined the Company in 1964.


JAMES O. ROLLANS, age 55

      Director since December 1997; Appointed Office of the Chairman, December 1997; Chief Administrative Officer since May 1994; Senior Vice President since 1992; formerly Chief Financial Officer from 1992; formerly Vice President, Corporate Communications from 1982; joined the Company in 1982.


OTHER EXECUTIVE OFFICERS OF REGISTRANT

DENNIS W. BENNER, age 56

      Vice President and Chief Information Officer since November 1994; formerly Vice President and General Manager, Information and Vice President and General Manager, Target Marketing Services, for TRW from 1992 and 1986, respectively.


CHARLES J. BRADLEY, JR., age 62

      Vice President, Human Resources and Administration since 1986; joined the Company in 1958.


LILA J. CHURNEY, age 45

      Vice President, Investor Relations since December 1994; joined the company in 1980.


J. MICHAL CONAWAY, age 49

      Senior Vice President and Chief Financial Officer since December 1996; formerly Vice President and Chief Financial Officer since May 1994; formerly Vice President, Finance, from 1993; formerly Vice President and Chief Financial Officer of National Gypsum Company and its parent, Aancor Holdings, Inc., from 1988.


LAWRENCE N. FISHER, age 53

      Senior Vice President, Law and Secretary, since March 1996; formerly Vice President, Corporate Law and Assistant Secretary from 1984; joined the Company in 1974.

CHARLES R. OLIVER, JR., age 54

      Group President, Regions, Sales and Strategic Planning of Fluor Daniel, Inc.(2) since December 1997; formerly Group President, Europe, Africa, Middle East and India of that company since March 1997; formerly Group President, Sales, Marketing and Strategic Planning of Fluor Daniel, Inc.(2) since May 1994; formerly President, Business Units, of that company from 1993; formerly President, Hydrocarbon Sector, from 1986; joined the Company in 1970.

----------

(1) Except where otherwise indicated, all references are to positions held with Fluor.

(2) Fluor Daniel, Inc., which provides design, engineering, procurement, construction management, maintenance and other diversified services to a wide range of industrial, commercial, utility, natural resources, energy and governmental clients, is an indirectly wholly-owned subsidiary of Fluor.

(3) A. T. Massey Coal Company, Inc. ("A. T. Massey"), is an indirectly wholly-owned subsidiary of Fluor which, along with A. T. Massey's subsidiaries, conducts A. T. Massey's coal-related businesses.

(4)   Massey Coal Services, Inc. is a wholly-owned subsidiary of A. T. Massey.

(5)   Rawl Sales & Processing Co. is a wholly-owned subsidiary of A. T. Massey.

                                     PART II

      Information for Items 5, 6 and 7 is contained in Fluor's 1997 Annual Report to shareholders, which information is incorporated herein by reference (and except for these sections and sections incorporated herein by reference in Items 1 and 8 of this report, Fluor's 1997 Annual Report to shareholders is not to be deemed filed as part of this report):


ITEM NO.     TITLE                                                                       ANNUAL REPORT TO SHAREHOLDERS SECTION
--------     -----                                                                       -------------------------------------
ITEM 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................................  Shareholders' Reference

ITEM 6.      Selected Financial Data...................................................  Selected Financial Data

ITEM 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................................  Management's Discussion and Analysis

ITEM 7A.     Quantitative and Qualitative Discussions about Market Risk................  Management's Discussion and Analysis

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information for Item 8 is included in Fluor's consolidated financial statements as of October 31, 1997 and 1996 and for each of the three years in the period ended October 31, 1997 and Fluor's unaudited quarterly financial data for the two year period ended October 31, 1997, in the Consolidated Financial Statements (including the Consolidated Balance Sheet, Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Equity and Notes to Consolidated Financial Statements) and unaudited Quarterly Financial Data sections of Fluor's 1997 Annual Report to shareholders, which are incorporated herein by reference. The report of independent auditors on Fluor's consolidated financial statements is in the Reports of Management and Independent Auditors section of Fluor's 1997 Annual Report to shareholders and is also incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not Applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information concerning Fluor's executive officers is included under the caption "Executive Officers of the Registrant" in Part I, following Item 4. Other information required by this item is included in the Biographical section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of Fluor's fiscal year ended October 31, 1997.


ITEM 11.   EXECUTIVE COMPENSATION.

      Fluor maintains certain employee benefit plans and programs in which its executive officers and directors are participants. Copies of these plans and programs are set forth or incorporated by reference as Exhibits 10.1 through

10.21 inclusive to this report. Certain of these plans and programs provide for payment of benefits or for acceleration of vesting of benefits upon the occurrence of a change of control of Fluor as that term is defined in such plans and programs. The amounts payable thereunder would represent an increased cost to be paid by Fluor (and indirectly by its shareholders) in the event of a change in control of Fluor. This increased cost would be a factor to be taken into account by a prospective purchaser of the Company in determining whether and at what price, it would seek control of the Company and whether it would seek the removal of then existing management.

      If a change of control were to have occurred on October 31, 1997, the additional amounts payable by Fluor, either in cash or in stock, if each of the five most highly compensated executive officers and all executive officers as a group were thereupon involuntarily terminated without cause would be as follows:


                                                                        RESTRICTED       SUPPLEMENTAL
                                                                          STOCK            BENEFIT
      INDIVIDUAL OR GROUP                                                PLANS(1)          PLAN(2)
      -------------------                                               ----------       -----------
      Leslie G. McCraw............................................      $3,027,384       $ 1,391,800
      Don L. Blankenship..........................................         963,137           284,364
      James C. Stein..............................................         780,121           113,746
      James O. Rollans............................................       1,090,417           170,618
      J. Michal Conaway...........................................         415,559           113,746
      All Executive Officers (10) including the above.............      $8,213,460        $2,518,453

------------------
(1) Value at October 31, 1997 of previously awarded restricted stock which would vest upon change of control.

(2) Lump sum entitlement of previously awarded benefits which would vest upon change of control.

      Further disclosure required by this item is included in the Organization and Compensation Committee Report on Executive Compensation and Executive Compensation and Other Information sections of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Fluor's fiscal year ended October 31, 1997.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information required by this item is included in the Stock Ownership section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Fluor's fiscal year ended October 31, 1997.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information required by this item is included in the Other Matters section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Fluor's fiscal year ended October 31, 1997.

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

3.2        Restated Bylaws (as amended effective January 27, 1998) of Fluor
           Corporation

4.1 Indenture dated July 1, 1986 between Fluor Corporation and Irving Trust Company, trustee [filed as Exhibit 4 to Registration No. 33-6960 for the issuance of up to $250 million of debt securities and incorporated herein by reference]

4.2 Fluor Corporation Dividend Reinvestment Plan (as amended and restated June 30, 1995) [filed as Exhibit 4.2 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]

4.3 Indenture dated as of February 18, 1997 between Fluor Corporation and Banker's Trust Company, trustee [filed as Exhibit 4 to Form S-3, Registration No. 333-18315 for the issuance of up to $350 million of debt securities and incorporated herein by this reference].

                      EXECUTIVE COMPENSATION PLANS/PROGRAMS

10.1 Fluor Corporation and Subsidiaries Executive Incentive Compensation Plan (as amended and restated through September 15, 1988) [filed as
           Exhibit 10.2 to Fluor's quarterly report on Form 10-Q for the quarterly period ended July 31, 1996 and incorporated herein by reference]

10.2 Fluor Executive Deferred Compensation Program (as amended and restated effective May 1, 1995) [filed as Exhibit 10.2 to Fluor's annual report on Form 10-K for the fiscal year ended October 31,1995 and incorporated herein by this reference]

10.3 Fluor Corporation Deferred Directors' Fees Program (as amended through November 15, 1983) [filed as Exhibit 10.4 to Fluor's quarterly report on Form 10-Q for the quarterly period ended April 30,1995 and incorporated herein by reference]

10.4 1977 Fluor Executive Stock Plan (as amended by Amendment No. 4 effective December 9, 1986) [filed as Exhibit 10.6 to Fluor's annual report on Form 10-K for the fiscal year ended October 31,1986 and incorporated herein by reference]

10.5 1981 Fluor Executive Stock Plan (as amended by Amendment No. 3 effective December 9, 1986) [filed as Exhibit 10.9 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1986 and incorporated herein by reference]

10.6 1982 Fluor Executive Stock Option Plan (as amended by Amendment No. 2 effective December 9, 1986) [filed as Exhibit 10.10 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1986 and incorporated herein by reference]

10.7 Fluor Executives' Health Plan Summary [filed as Exhibit 10.11 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1985 and incorporated herein by reference]

10.8 Directors' Life Insurance Summary [filed as Exhibit 10(i) to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1980 and incorporated herein by reference]

10.9 Executive Tax Services Plan (as amended and effective as of November 1, 1993) [filed as Exhibit 10.10 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1993 and incorporated herein by reference]

10.10 Executive Personal Financial Counseling Plan (as amended and effective as of November 1, 1993) [filed as Exhibit 10.11 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1993 and incorporated herein by reference]

10.11 Company Automobile Policy Summary [filed as Exhibit 10.15 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1989 and incorporated herein by reference]

10.12 Fluor Executives' Supplemental Benefit Plan (as amended by First Amendment effective November 15, 1983) [filed as Exhibit 10.16 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1983 and incorporated herein by reference]

10.13 1988 Fluor Executive Stock Plan (as amended and restated effective December 6, 1994) [filed as Exhibit 10.13 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]

10.14 Fluor Corporation Change of Control Compensation Plan (as amended and restated by Second Amendment effective October 1, 1989) [filed as
           Exhibit 10.19 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1989 and incorporated herein by reference]

10.15 Fluor Special Executive Incentive Plan (as amended effective December 6, 1994) [filed as Exhibit 10.15 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]

10.16 Retirement Plan for Outside Directors (effective as of May 1, 1992) [filed as Exhibit 10.18 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference]

10.17      Executive Severance Plan (effective as of April 14, 1997)

10.18      Directors' Achievement Award Program (effective as of December 6,
           1994) [filed as Exhibit 10.18 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]

10.19 Fluor Corporation Stock Plan for Non-Employee Directors (adopted effective March 14, 1995) [filed as Exhibit 10.21 to Fluor's quarterly report on Form 10-Q for the quarterly period ended April 30, 1995 and incorporated herein by reference]

10.20 1996 Fluor Executive Stock Plan (effective March 12, 1996 as amended December 10, 1996) [filed as Exhibit 10.20 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1996 and incorporated herein by this reference]

10.21 Fluor Corporation Restricted Stock Plan for Non-Employee Directors [filed as Exhibit 10.1 to Fluor's quarterly report as Form 10-Q for the quarterly period ended April 30, 1997 and incorporated herein by this reference]

                                 OTHER CONTRACTS

10.22 Concourse Lease dated as of July 26, 1985 between Fluor Corporation and Fluor Engineers, Inc. (an entity now having the corporate name of Fluor Daniel, Inc.) with respect to a portion of the International Headquarters facility located in Irvine, California, formerly owned by Fluor (the "Irvine facility"); Schedule of substantially identical Building Pod Lease and Corporate Tower Lease; and Assignment of Master Leases dated July 26, 1985, assigning Fluor's lessor interest to Crow Winthrop Operating Partnership ("CWOP") [filed as Exhibit
           10.21 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1985 and incorporated herein by reference]

10.23 Amendment to Master Leases by and between CWOP, Fluor Daniel, Inc. and Fluor Corporation dated as of November 1, 1989 with respect to the Irvine facility [filed as Exhibit 10.19 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1991 and incorporated herein by reference]

13 Certain portions of 1997 Annual Report to shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this report, Fluor's 1997 Annual Report to shareholders is not deemed to be filed as part of this report)

21         Fluor Corporation Subsidiaries

23         Consent of Independent Auditors -- Ernst & Young LLP

24.1 Manually signed Powers of Attorney executed by certain Fluor directors

27         Financial Data Schedule

99.1       Current Report on Form 8-K filed May 6, 1997

           (b) Reports on Form 8-K:

            None were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FLUOR CORPORATION

January 28, 1998

                                       By:          /s/ J. M. CONAWAY
                                           ------------------------------------
                                           J. M. Conaway, Senior Vice President
                                                and Chief Financial Officer


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


                SIGNATURE                                     TITLE                          DATE
                ---------                                     -----                          ----
PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

            /s/ J. O. ROLLANS                       Director, Chief                    January 28, 1998
---------------------------------------------       Administrative Officer
                J. O. Rollans


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

           /s/ J. M. CONAWAY                       Senior Vice President and Chief     January 28, 1998
---------------------------------------------      Financial Officer
               J. M. Conaway

OTHER DIRECTORS:

                    *                               Director                           January 28, 1998
---------------------------------------------
            D. A. Blankenship

                    *                               Director                           January 28, 1998
---------------------------------------------
           C. A. Campbell, Jr.

                    *                               Director                           January 28, 1998
---------------------------------------------
              P. J. Fluor

                    *                               Director                           January 28, 1998
---------------------------------------------
              D. P. Gardner

                    *                               Director                           January 28, 1998
---------------------------------------------
              T. L. Gossage

                    *                               Director                           January 28, 1998
---------------------------------------------
              B. R. Inman

                    *                               Director                           January 28, 1998
---------------------------------------------
             V. S. Martinez

                SIGNATURE                                     TITLE                          DATE
                ---------                                     -----                          ----
                    *                               Director                           January 28, 1998
---------------------------------------------
             L. G. McCraw

                    *                               Director                           January 28, 1998
---------------------------------------------
              D. R. O'Hare

                    *                               Director                           January 28, 1998
---------------------------------------------
        Lord Renwick, K.C.M.G.

                    *                               Director                           January 28, 1998
---------------------------------------------
              M. R. Seger

                    *                               Director                           January 28, 1998
---------------------------------------------
               J.C. Stein


By:        /s/ R. M. BUKATY                                                            January 28, 1998
   ------------------------------------------
               R. M. Bukaty
             Attorney-in-fact


      Manually signed Powers of Attorney authorizing L. N. Fisher, R. M. Bukaty and R. R. Dryden and each of them, to sign the annual report on Form 10-K for the fiscal year ended October 31, 1997 and any amendments thereto as attorneys-in-fact for certain directors of the registrant are included herein as Exhibits 24.1.

                                FLUOR CORPORATION

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                   ITEM 14(a)

1.   FINANCIAL STATEMENTS

      The following financial statements are contained in Fluor's 1997 Annual Report to shareholders:

            Consolidated Balance Sheet at October 31, 1997 and 1996

            Consolidated Statement of Earnings for the years ended October 31, 1997, 1996 and 1995

            Consolidated Statement of Cash Flows for the years ended October 31, 1997, 1996 and 1995

            Consolidated Statement of Shareholders' Equity for the years ended October 31, 1997, 1996 and 1995

            Notes to Consolidated Financial Statements


2.   FINANCIAL STATEMENT SCHEDULES

      All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                                 EXHIBIT INDEX

Exhibit
Number                                Description
-------                               -----------

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

3.2        Restated Bylaws (as amended effective January 27, 1998) of Fluor
           Corporation

4.1 Indenture dated July 1, 1986 between Fluor Corporation and Irving Trust Company, trustee [filed as Exhibit 4 to Registration No. 33-6960 for the issuance of up to $250 million of debt securities and incorporated herein by reference]

4.2 Fluor Corporation Dividend Reinvestment Plan (as amended and restated June 30, 1995) [filed as Exhibit 4.2 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]

4.3 Indenture dated as of February 18, 1997 between Fluor Corporation and Banker's Trust Company, trustee [filed as Exhibit 4 to Form S-3, Registration No. 333-18315 for the issuance of up to $350 million of debt securities and incorporated herein by this reference].

                      EXECUTIVE COMPENSATION PLANS/PROGRAMS

10.1 Fluor Corporation and Subsidiaries Executive Incentive Compensation Plan (as amended and restated through September 15, 1988) [filed as
           Exhibit 10.2 to Fluor's quarterly report on Form 10-Q for the quarterly period ended July 31, 1996 and incorporated herein by reference]

10.2 Fluor Executive Deferred Compensation Program (as amended and restated effective May 1, 1995) [filed as Exhibit 10.2 to Fluor's annual report on Form 10-K for the fiscal year ended October 31,1995 and incorporated herein by this reference]

10.3 Fluor Corporation Deferred Directors' Fees Program (as amended through November 15, 1983) [filed as Exhibit 10.4 to Fluor's quarterly report on Form 10-Q for the quarterly period ended April 30,1995 and incorporated herein by reference]

10.4 1977 Fluor Executive Stock Plan (as amended by Amendment No. 4 effective December 9, 1986) [filed as Exhibit 10.6 to Fluor's annual report on Form 10-K for the fiscal year ended October 31,1986 and incorporated herein by reference]

10.5 1981 Fluor Executive Stock Plan (as amended by Amendment No. 3 effective December 9, 1986) [filed as Exhibit 10.9 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1986 and incorporated herein by reference]

Exhibit
Number                                Description
-------                               -----------

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

10.15 Fluor Special Executive Incentive Plan (as amended effective December 6, 1994) [filed as Exhibit 10.15 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]

10.16 Retirement Plan for Outside Directors (effective as of May 1, 1992) [filed as Exhibit 10.18 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference]

10.17      Executive Severance Plan (effective as of April 14, 1997)

10.18      Directors' Achievement Award Program (effective as of December 6,
           1994) [filed as Exhibit 10.18 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]

10.19 Fluor Corporation Stock Plan for Non-Employee Directors (adopted effective March 14, 1995) [filed as Exhibit 10.21 to Fluor's quarterly report on Form 10-Q for the quarterly period ended April 30, 1995 and incorporated herein by reference]

10.20 1996 Fluor Executive Stock Plan (effective March 12, 1996 as amended December 10, 1996) (filed as Exhibit 10.20 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1996 and incorporated herein by this reference)

Exhibit
Number                                Description
-------                               -----------

10.21 Fluor Corporation Restricted Stock Plan for Non-Employee Directors [filed as Exhibit 10.1 to Fluor's quarterly report as Form 10-Q for the quarterly period ended April 30, 1997 and incorporated herein by this reference]

                                 OTHER CONTRACTS

10.22 Concourse Lease dated as of July 26, 1985 between Fluor Corporation and Fluor Engineers, Inc. (an entity now having the corporate name of Fluor Daniel, Inc.) with respect to a portion of the International Headquarters facility located in Irvine, California, formerly owned by Fluor (the "Irvine facility"); Schedule of substantially identical Building Pod Lease and Corporate Tower Lease; and Assignment of Master Leases dated July 26, 1985, assigning Fluor's lessor interest to Crow Winthrop Operating Partnership ("CWOP") [filed as Exhibit
           10.21 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1985 and incorporated herein by reference]

10.23 Amendment to Master Leases by and between CWOP, Fluor Daniel, Inc. and Fluor Corporation dated as of November 1, 1989 with respect to the Irvine facility [filed as Exhibit 10.19 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1991 and incorporated herein by reference]

13 Certain portions of 1997 Annual Report to shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this report, Fluor's 1997 Annual Report to shareholders is not deemed to be filed as part of this report)

21         Fluor Corporation Subsidiaries

23         Consent of Independent Auditors -- Ernst & Young LLP

24.1 Manually signed Powers of Attorney executed by certain Fluor directors

27         Financial Data Schedule

99.1       Current Report on Form 8-K filed May 6, 1997

           (b) Reports on Form 8-K:

            None were filed during the last quarter of the period covered by this report.