Form 10-Q
period 1998-01-31
FLUOR CORP/DE/
filed 1998-03-17
CIK 37748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of February 28, 1998 there were 82,075,374 shares of common stock outstanding.

                                FLUOR CORPORATION

                                    FORM 10-Q

                                JANUARY 31, 1998



 TABLE OF CONTENTS                                                         PAGE
 -------------------------------------------------------------------------------
 Part I:      Financial Information

        Condensed Consolidated Statement of Earnings for the Three Months
        Ended January 31, 1998 and  1997.......................................2

        Condensed Consolidated Balance Sheet at January 31, 1998 and
        October 31, 1997.......................................................3

        Condensed Consolidated Statement of Cash Flows for the Three
        Months Ended January 31, 1998 and 1997.................................5

        Notes to Condensed Consolidated Financial Statements...................6

        Management's Discussion and Analysis of Financial Condition and
        Results of Operations..................................................8

        Changes in Backlog....................................................13

 Part II:     Other Information...............................................14

 Signatures...................................................................15

                          PART I: FINANCIAL INFORMATION

                                FLUOR CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                  Three Months Ended January 31, 1998 and 1997

                                    UNAUDITED

 In thousands, except per share amounts                        1998               1997
 --------------------------------------                  -----------        -----------
REVENUES                                                 $ 3,399,019        $ 3,434,061

COSTS AND EXPENSES
    Cost of revenues                                       3,309,279          3,327,287
    Corporate administrative and general expense                 448             10,870
    Interest expense                                           9,422              5,542
    Interest income                                           (4,588)            (5,263)
                                                         -----------        -----------
Total Costs and Expenses
                                                           3,314,561          3,338,436
                                                         -----------        -----------

EARNINGS BEFORE INCOME TAXES                                  84,458             95,625
INCOME TAX EXPENSE                                            29,645             33,590
                                                         -----------        -----------
NET EARNINGS                                             $    54,813        $    62,035
                                                         ===========        ===========

EARNINGS PER SHARE
      BASIC                                              $       .66        $       .75
                                                         ===========        ===========
      DILUTED                                            $       .66        $       .74
                                                         ===========        ===========
DIVIDENDS PER COMMON SHARE                               $       .20        $       .19
                                                         ===========        ===========

SHARES USED TO CALCULATE
      BASIC EARNINGS PER SHARE                                82,575             83,054
                                                         ===========        ===========
      DILUTED EARNINGS PER SHARE                              82,636             83,649
                                                         ===========        ===========


See Accompanying Notes.

                                FLUOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      January 31, 1998 and October 31, 1997

                                    UNAUDITED



                                                       January 31,     October 31,
 $  in thousands                                             1998           1997*
 ---------------                                        ----------       ----------
ASSETS

Current Assets
    Cash and cash equivalents                           $  305,413       $  299,324
    Marketable securities                                     --             10,089
    Accounts and notes receivable                          915,909          930,104
    Contract work in progress                              529,664          691,395
    Deferred taxes                                          63,905           58,039
    Inventory and other current assets                     226,775          236,935
                                                        ----------       ----------
      Total current assets                               2,041,666        2,225,886
                                                        ----------       ----------

Property, Plant and Equipment (net of accumulated
  depreciation, depletion and amortization of
  $1,047,488 and $1,001,315, respectively)               1,951,083        1,938,790
Investments and goodwill, net                              256,711          254,948
Other                                                      293,676          278,216
                                                        ----------       ----------
                                                        $4,543,136       $4,697,840
                                                        ==========       ==========




                            (Continued On Next Page)


* Amounts at October 31, 1997 have been derived from audited financial statements.

                                FLUOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      January 31, 1998 and October 31, 1997

                                    UNAUDITED

                                                                  January 31,       October 31,
 $  in thousands                                                        1998              1997*
 ---------------                                                  -----------        -----------
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities
     Accounts and notes payable                                   $   706,070        $   878,187
     Commercial paper                                                  49,871             61,886
     Advance billings on contracts                                    527,043            525,518
     Accrued salaries, wages and benefit plans                        277,094            303,490
     Other accrued liabilities                                        257,215            221,487
     Current portion of long-term debt                                    118                116
                                                                  -----------        -----------
       Total current liabilities                                    1,817,411          1,990,684
                                                                  -----------        -----------

 Long-term debt due after one year                                    300,439            300,508
 Deferred taxes                                                        60,917             66,739
 Other noncurrent liabilities                                         623,805            598,859
 Commitments and Contingencies
 Shareholders' Equity
     Capital stock
     Preferred - authorized 20,000,000
        shares without par value; none issued
     Common - authorized 150,000,000
        shares of $.625 par value; issued and outstanding -
        82,786,538 shares and 83,748,111
        shares, respectively                                           51,742             52,343
     Additional capital                                               534,027            569,356
     Retained earnings                                              1,198,115          1,159,996
     Unamortized executive stock plan expense                         (28,409)           (33,441)
     Cumulative translation adjustments                               (14,911)            (7,204)
                                                                  -----------        -----------
        Total shareholders' equity                                  1,740,564          1,741,050
                                                                  -----------        -----------
                                                                  $ 4,543,136        $ 4,697,840
                                                                  ===========        ===========

See Accompanying Notes

* Amounts at October 31, 1997 have been derived from audited financial statements.

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  Three Months Ended January 31, 1998 and 1997

                                    UNAUDITED


 $  in thousands                                                       1998            1997
 ---------------                                                    ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net earnings                                                    $  54,813        $  62,035
   Adjustments to reconcile net earnings to cash
   provided by (utilized by) operating activities:
       Depreciation, depletion and amortization                       69,663           56,987
       Deferred taxes                                                 (8,052)          18,394
       Changes in operating assets and liabilities,
         excluding effects of businesses acquired                     24,187         (185,221)
       Other, net                                                     19,527          (18,931)
                                                                   ---------        ---------
Cash provided by (utilized by) operating activities                  160,138          (66,736)
                                                                   ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES

     Capital expenditures                                           (100,656)        (138,119)
     E & C businesses acquired                                          --            (30,603)
     Proceeds from sales/maturities of marketable securities          10,089           25,257
     Proceeds from sale of property, plant and equipment              12,942            7,074
     Investments, net                                                 (5,454)          (9,469)
     Contribution to deferred compensation trust                        --            (22,593)
     Other, net                                                       (6,773)          (6,853)
                                                                   ---------        ---------
Cash utilized by investing activities                                (89,852)        (175,306)
                                                                   ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES

     (Decrease) increase in short-term borrowings                    (11,185)         128,544
     Cash dividends paid                                             (16,694)         (15,941)
     Stock options exercised                                              61            8,615
     Purchases of common stock                                       (35,204)            --
     Other, net                                                       (1,175)          (1,566)
                                                                   ---------        ---------
Cash (utilized by) provided by financing activities                  (64,197)         119,652
                                                                   ---------        ---------
Increase (decrease) in cash and cash equivalents                       6,089         (122,390)
Cash and cash equivalents at beginning of period                     299,324          246,964
                                                                   ---------        ---------
Cash and cash equivalents at end of period                         $ 305,413        $ 124,574
                                                                   =========        =========

See Accompanying Notes

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

(1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's October 31, 1997 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended January 31, 1998 are not necessarily indicative of results that can be expected for the full year.

     The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at January 31, 1998 and its consolidated results of operations and cash flows for the three months ended January 31, 1998 and 1997.

     Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

(2) Inventories comprise the following:

                                     January 31,        October 31,
      $  in thousands                       1998               1997
     -------------------------      -----------        -----------
     Coal                            $ 39,338            $ 54,419
     Equipment for sale/rental         79,081              74,574
     Supplies and other                46,594              46,455
                                     --------            --------
                                     $165,013            $175,448
                                     ========            ========

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                    UNAUDITED


(3) Effective November 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which specifies the method of computation, presentation and disclosure for earnings per share ("EPS"). The new standard requires presentation of two EPS amounts, basic and diluted. Basic EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding for the period. Currently, the Company's common share equivalents consist solely of stock options. EPS amounts for prior periods have been adjusted to conform with the provisions of the new standard.

(4) Cash paid for interest was $3.8 million and $4.6 million for the three month periods ended January 31, 1998 and 1997, respectively. Income tax receipts, net of payments, were $15.6 million for the first quarter in 1998 reflecting the receipt of a $30 million tax refund on January 30, 1998. Income tax payments, net of refunds, were $19 million during the three month period ended January 31, 1997.

                                FLUOR CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes and the Company's October 31, 1997 annual report on Form 10-K.

FORWARD-LOOKING INFORMATION

Any of the comments in this Form 10-Q that refer to the Company's estimated or future results, including its estimates of the cost savings, and the timing of cost savings, from its previously announced cost reduction program, are forward-looking and reflect the Company's current analysis of existing trends and information. Actual results may differ materially from current expectations or projections based on a number of factors affecting the Company's businesses. These factors include, but are not limited to, cost overruns on fixed, maximum or unit-priced contracts, contract performance risk, the uncertain timing of awards and revenues under contracts, project financing risk, credit risk, risks associated with government funding of contracts, market conditions impacting realization of investments, market conditions in the domestic and international coal market, relatively mild weather conditions which may lower demand for steam coal and the state of the economic and political conditions worldwide. These forward-looking statements represent the Company's judgment only as of the date of this Form 10-Q. As a result, the reader is cautioned not to rely on these forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements.

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

RESULTS OF OPERATIONS

Revenues decreased one percent for the three month period ended January 31, 1998 compared with the same period of 1997. Net earnings for the three month period ended January 31, 1998 were $54.8 million compared with $62.0 million for the same period of 1997. The decrease in net earnings was primarily due to lower earnings for the Engineering and Construction segment, partially offset by lower corporate administrative and general expense.

ENGINEERING AND CONSTRUCTION

Revenues for the Engineering and Construction segment decreased two percent for the three month period ended January 31, 1998 compared with the same period of 1997, due primarily to a decrease in the volume of work performed, partially offset by higher revenues from the segment's Diversified Services units. Operating profit for the three months ended January 31, 1998 decreased 28 percent to $53.4 million, compared with $74.0 million during the same period of 1997. Operating margins for the first quarter of 1998 reflect lower average project margins, partially offset by savings from cost initiative actions undertaken in 1997.

Provisions of $21.0 million were recognized in the first quarter of 1997 for cost overruns on two fixed price power projects, including a power project located outside of the United States. The loss in the first quarter on this project reflected additional costs then identified to be incurred arising primarily from bad weather, lack of timely site access, unexpected design changes and low labor productivity. The loss on the second project, which is located in the United States, was due primarily to startup problems, craft employee turnover and operation of the plant control system. The company also recognized in the first quarter of 1997 a credit totaling $25.0 million related to certain actuarially determined insurance accruals.

New awards for the three months ended January 31, 1998 were $2.6 billion compared with $3.6 billion for the three months ended January 31, 1997, due to the effect of a lower percentage of large projects and project selectivity by the Company in an effort to improve project profitability. Approximately 49 percent of first quarter 1998 new awards were for projects located outside the United States. There were no project awards in excess of $400 million in the first quarter of 1998. The uncertain timing and, in some cases, large size of new awards can create variability in the company's award pattern. Consequently, future award trends are difficult to predict with certainty. Furthermore, the global effect of the recent turmoil in Asian financial markets could result in the delay of awards during the remainder of fiscal year 1998.

The following table sets forth backlog for each of the Company's Engineering and Construction business groups:

                          January 31,      October 31,       January 31,
$ in millions                    1998             1997             1997
-------------                 -------          -------          -------
Process                       $ 6,563          $ 6,384          $ 5,236
Industrial                      4,677            5,178            6,374
Power/Government                1,908            2,092            3,430
Diversified Services              870              716              937
                              -------          -------          -------
Total backlog                 $14,018          $14,370          $15,977
                              =======          =======          =======

U.S.                          $ 5,819          $ 5,665          $ 7,486
Outside U.S.                    8,199            8,705            8,491
                              -------          -------          -------
Total backlog                 $14,018          $14,370          $15,977
                              =======          =======          =======

The composition of backlog by business group has remained relatively unchanged since year end. At January 31, 1998, approximately 26 percent of the Company's backlog is in the Asia Pacific region, including Australia. Due to the nature of the projects included in backlog, the Company has not experienced any significant disruption in ongoing project execution related to the recent turmoil in Asian financial markets. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals, and revised project scope and cost, both upward and downward.

On March 9, 1998, the Company announced that it intends to pursue options to either divest or restructure its equipment sales and rental unit, American Equipment Company. If market conditions warrant, the Company intends to use the after-tax proceeds from any such transaction to fund its ongoing share repurchase program.

COAL

Revenues increased 17 percent for the three month period ended January 31, 1998 compared with the same period in 1997. The increase was due primarily to increased sales volume of both metallurgical and steam coal, partially offset by lower steam coal prices. The increase in metallurgical coal revenues reflects primarily an increased demand by steel producers. Steam coal market prices declined as overall demand was down due to recent mild winter weather conditions. Despite lower prices, steam coal revenues increased due primarily to higher sales volume to existing electric utility customers. Operating profit for the three months ended January 31, 1998 was $36.7 million compared with $32.6 million for the same period in 1997. Gross profit and operating profit increased for the three months ended January 31, 1998 compared with the same period in 1997 due primarily to the increased sales volume of both metallurgical and steam coal, offset by lower pricing of steam coal.

OTHER

Net interest for the three months ended January 31, 1998 increased compared with the same period of 1997 due primarily to $300 million in new long-term debt issued in March 1997.

Corporate administrative and general expense in the first quarter ended January 31, 1998 was lower compared with the same period in 1997 due primarily to a credit of approximately $10 million related to a long-term incentive compensation plan. The Company accrues for certain long-term incentive awards whose ultimate cost is dependent on attainment of various performance targets set by the Organization and Compensation Committee (the "Committee") of the Board of Directors. Under the long-term incentive compensation plan referred to above, the performance target expired, without amendment or extension by the Committee, on December 31, 1997.

FINANCIAL POSITION AND LIQUIDITY

At January 31, 1998, the Company had cash and cash equivalents of $305.4 million and a long-term debt to total capital ratio of 14.7 percent. At January 31, 1997, the Company had cash and cash equivalents of $124.6 million and a long-term debt to total capital ratio of less than one percent.

The Company expects to have adequate resources available from operating cash flows, cash and short-term investments, revolving credit and other banking facilities, capital market sources and commercial paper to provide for its capital needs for the foreseeable future. Operating activities generated $160.1 million in cash during the three month period ended January 31, 1998, compared with cash utilized by operations of $66.7 million during the same period in 1997. The increase in cash generated from operating activities is due primarily to a decrease in project related operating assets and liabilities. The change in operating assets and liabilities from period to period is affected by the mix, stage of completion, and commercial terms of engineering and construction projects. Cash was also positively impacted by the receipt of a $30 million tax refund on January 30, 1998.

During the first quarter of 1998, the Company purchased 942,400 shares of its common stock for a total of $35 million in connection with its ongoing share repurchase program initiated during fiscal 1997.

For the three months ended January 31, 1998, capital expenditures were $101 million, including $41 million related to Massey Coal. Dividends paid in the three months ended January 31, 1998 were $16.7 million ($.20 per share) compared with $15.9 million ($.19 per share) for the same period of 1997.

FINANCIAL INSTRUMENTS

The Company's utilization of derivative financial instruments is substantially limited to the use of forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At January 31, 1998 and October 31, 1997, the Company had forward foreign exchange contracts of less than one year duration, to exchange principally Japanese yen, Canadian dollars, Australian dollars, French francs and Dutch guilders for U.S. dollars. In addition, the Company has a forward currency contract to exchange U.S. dollars for British pounds sterling to hedge annual lease commitments which expire in 1999. The total gross notional amount of these contracts at January 31, 1998 and October 31, 1997 was $146 million and $78 million, respectively. Forward contracts to purchase foreign currency represented $138 million and $74 million and forward contracts to sell foreign currency represented $8 million and $4 million, at January 31, 1998 and October 31, 1997, respectively.

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

                                FLUOR CORPORATION
                               CHANGES IN BACKLOG
                  Three Months Ended January 31, 1998 and 1997

                                    UNAUDITED

$  in millions                             1998           1997
--------------                         -----------     -----------
Backlog - beginning of period           $  14,370.0     $  15,757.4
New awards                                  2,602.1         3,590.6
Adjustments and cancellations, net              2.6          (243.2)
Work performed                             (2,956.6)       (3,128.3)
                                          ---------     -----------
Backlog - end of period                 $  14,018.1     $  15,976.5
                                        ===========     ===========

                           PART II : OTHER INFORMATION



Item 6.        Exhibits and Reports on Form 8-K.

               (a)    Exhibits.

                      3 Restated Bylaws (as amended effective March 10, 1998) of Fluor Corporation.

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




                                              FLUOR CORPORATION
                                 -----------------------------------------------
                                                 (Registrant)




Date:  March 17, 1998            /s/ J. Michal Conaway
                                 -----------------------------------------------
                                 J. Michal Conaway, Senior Vice President  and
                                 Chief Financial Officer



                                 /s/ V. L. Prechtl
                                 -----------------------------------------------
                                 V. L. Prechtl, Vice President and Controller

                                  EXHIBIT INDEX



      3 Restated Bylaws (as amended effective March 10, 1998) of Fluor Corporation.

     27       Financial Data Schedule.

     99.1     Current Report on Form 8-K filed May 6, 1997.