Form 10-Q
period 1998-04-30
FLUOR CORP/DE/
filed 1998-06-15
CIK 37748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended April 30, 1998

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


                                 (949) 975-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of May 31, 1998 there were 77,796,756 shares of common stock outstanding.

                                FLUOR CORPORATION

                                    FORM 10-Q

                                 APRIL 30, 1998



TABLE OF CONTENTS                                                                   PAGE
------------------------------------------------------------------------------------------
PART I: FINANCIAL INFORMATION

        Condensed Consolidated Statement of Operations for the Three Months
        Ended April 30, 1998 and 1997...........................................       2

        Condensed Consolidated Statement of Operations for the Six Months
        Ended April 30, 1998 and 1997...........................................       3

        Condensed Consolidated Balance Sheet at April 30, 1998 and
        October 31, 1997.........................................................      4

        Condensed Consolidated Statement of Cash Flows for the Six
        Months Ended April 30, 1998 and 1997....................................       6

        Notes to Condensed Consolidated Financial Statements.....................      7

        Management's Discussion and Analysis of Financial Condition and
        Results of Operations....................................................      9

        Changes in Backlog.......................................................     15

PART II: OTHER INFORMATION......................................................      16

SIGNATURES......................................................................      18

                          PART I: FINANCIAL INFORMATION

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   Three Months Ended April 30, 1998 and 1997

                                    UNAUDITED

In thousands, except per share amounts                      1998                 1997
-----------------------------------------------------------------------------------------
REVENUES                                                  $ 3,282,079         $ 3,185,833

COSTS AND EXPENSES

      Cost of revenues                                      3,184,891           3,259,669
      Corporate administrative and general expense             10,115               3,197
      Interest expense                                          9,327               6,982
      Interest income                                          (5,904)             (5,608)
                                                          -----------         -----------

Total Costs and Expenses                                    3,198,429           3,264,240
                                                          -----------         -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                            83,650             (78,407)

INCOME TAX EXPENSE (BENEFIT)                                   29,361              (8,273)
                                                          -----------         -----------

NET EARNINGS (LOSS)                                       $    54,289         $   (70,134)
                                                          ===========         ===========

EARNINGS (LOSS) PER SHARE

      BASIC                                               $       .67         $      (.84)
                                                          ===========         ===========

      DILUTED                                             $       .67         $      (.84)
                                                          ===========         ===========

DIVIDENDS PER COMMON SHARE                                $       .20         $       .19
                                                          ===========         ===========

SHARES USED TO CALCULATE

      BASIC EARNINGS (LOSS) PER SHARE                          80,506              83,197
                                                          ===========         ===========

      DILUTED EARNINGS (LOSS) PER SHARE                        80,865              83,197
                                                          ===========         ===========


See Accompanying Notes.

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    Six Months Ended April 30, 1998 and 1997

                                    UNAUDITED

In thousands, except per share amounts                       1998                 1997
-----------------------------------------------------------------------------------------
REVENUES                                                  $ 6,681,098         $ 6,619,894

COSTS AND EXPENSES

      Cost of revenues                                      6,494,170           6,586,956
      Corporate administrative and general expense             10,563              14,067
      Interest expense                                         18,749              12,524
      Interest income                                         (10,492)            (10,871)
                                                          -----------         -----------
Total Costs and Expenses                                    6,512,990           6,602,676
                                                          -----------         -----------

EARNINGS BEFORE INCOME TAXES                                  168,108              17,218

INCOME TAX EXPENSE                                             59,006              25,317
                                                          -----------         -----------
NET EARNINGS (LOSS)                                       $   109,102         $    (8,099)
                                                          ===========         ===========

EARNINGS (LOSS) PER SHARE

      BASIC                                               $      1.33         $      (.10)
                                                          ===========         ===========

      DILUTED                                             $      1.33         $      (.10)
                                                          ===========         ===========

DIVIDENDS PER COMMON SHARE                                $       .40         $       .38
                                                          ===========         ===========
SHARES USED TO CALCULATE

      BASIC EARNINGS (LOSS) PER SHARE                          81,541              83,126
                                                          ===========         ===========

      DILUTED EARNINGS (LOSS) PER SHARE                        81,751              83,126
                                                          ===========         ===========


See Accompanying Notes.

                                FLUOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       April 30, 1998 and October 31, 1997

                                    UNAUDITED

                                                          April 30,       October 31,
In thousands                                                1998              1997*
-------------------------------------------------------------------------------------
ASSETS

Current Assets
    Cash and cash equivalents                            $  319,491        $  299,324
    Marketable securities                                      --              10,089
    Accounts and notes receivable                           956,139           930,104
    Contract work in progress                               564,819           691,395
    Deferred taxes                                           90,297            58,039
    Inventory and other current assets                      252,041           236,935
                                                         ----------        ----------
          Total current assets                            2,182,787         2,225,886
                                                         ----------        ----------


Property, Plant and Equipment (net of accumulated
   depreciation, depletion and amortization of
   $1,088,916 and $1,001,315, respectively)               1,985,196         1,938,790
Investments and goodwill, net                               280,241           254,948
Other                                                       310,126           278,216
                                                         ----------        ----------
                                                         $4,758,350        $4,697,840
                                                         ==========        ==========


                            (continued on next page)


* Amounts at October 31, 1997 have been derived from audited financial statements.

                                FLUOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       April 30, 1998 and October 31, 1997

                                    UNAUDITED


                                                         April 30,         October 31,
$ in thousands                                             1998               1997*
----------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts and notes payable                        $   908,636         $   858,187
     Commercial paper and loan notes                       149,763              81,886
     Advance billings on contracts                         537,561             525,518
     Accrued salaries, wages and benefit plans             330,784             303,490
     Other accrued liabilities                             248,078             221,487
     Current portion of long-term debt                         181                 116
                                                       -----------         -----------
          Total current liabilities                      2,175,003           1,990,684
                                                       -----------         -----------

Long term debt due after one year                          300,565             300,508
Deferred taxes                                              74,712              66,739
Other noncurrent liabilities                               612,804             598,859
Commitments and Contingencies
Shareholders' Equity
     Capital stock
     Preferred - authorized 20,000,000
          shares without par value; none issued
     Common - authorized 150,000,000
          shares of $.625 par value; issued and
          outstanding - 78,955,954 shares and
          83,748,111 shares, respectively                   49,347              52,343
     Additional capital                                    351,277             569,356
     Retained earnings                                   1,236,214           1,159,996
     Unamortized executive stock plan expense              (26,949)            (33,441)
     Cumulative translation adjustments                    (14,623)             (7,204)
                                                       -----------         -----------
          Total shareholders' equity                     1,595,266           1,741,050
                                                       -----------         -----------
                                                       $ 4,758,350         $ 4,697,840
                                                       ===========         ===========

See Accompanying Notes.


* Amounts at October 31, 1997 have been derived from audited financial statements.

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    Six Months Ended April 30, 1998 and 1997

                                    UNAUDITED


$ in thousands                                                           1998              1997
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

       Net earnings (loss)                                            $ 109,102         $  (8,099)
       Adjustments to reconcile net earnings to cash
       provided by operating activities:
              Depreciation, depletion and amortization                  139,179           117,643
              Deferred taxes                                            (19,044)           17,117
              Provisions for impairment/abandonment of joint
                   ventures and investments                                --              16,667
              Change in operating assets and liabilities,
                   excluding effects of businesses acquired             199,330           (63,206)
              Other, net                                                (31,158)          (32,546)
                                                                      ---------         ---------
Cash provided by operating activities                                   397,409            47,576
                                                                      ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES

       Capital expenditures                                            (241,025)         (257,656)
       E & C businesses acquired                                           --             (32,989)
       Proceeds from sales/maturities of marketable securities           10,089            30,319
       Proceeds from sale of property, plant and equipment               53,884            15,598
       Investments, net                                                  (3,779)           (7,903)
       Contribution to deferred compensation trust                         --             (22,593)
       Other, net                                                        (8,890)            7,578
                                                                      ---------         ---------
Cash utilized by investing activities                                  (189,721)         (267,646)
                                                                      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from issuance of long-term debt                            --             300,098
       Increase (decrease) in short-term borrowings                      67,030           (61,591)
       Cash dividends paid                                              (32,884)          (31,895)
       Stock options exercised                                            8,744            14,628
       Purchases of common stock                                       (227,941)          (15,433)
       Other, net                                                        (2,470)            1,295
                                                                      ---------         ---------
Cash (utilized by) provided by financing activities                    (187,521)          207,102
                                                                      ---------         ---------
Increase (decrease) in cash and cash equivalents                         20,167           (12,968)
Cash and cash equivalents at beginning of period                        299,324           246,964
                                                                      ---------         ---------
Cash and cash equivalents at end of period                            $ 319,491         $ 233,996
                                                                      =========         =========

See Accompanying Notes.

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

(1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's October 31, 1997 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended April 30, 1998 are not necessarily indicative of results that can be expected for the full year.

        The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at April 30, 1998 and its consolidated results of operations and cash flows for the three and six months ended April 30, 1998 and 1997. As more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the Company recorded provisions totaling $118.2 million during the second quarter of 1997. These included provisions for estimated losses on certain contracts and adjustments to project-related investments and accounts receivable.

        Certain 1997 amounts have been reclassified to conform with the 1998 presentation.


(2)     Inventories comprise the following:

                                              April 30,             October 31,
        $  in thousands                         1998                    1997
        -----------------------------------------------------------------------
        Coal                                  $ 41,811                $ 54,419
        Equipment for sale/rental               93,627                  74,574
        Supplies and other                      46,433                  46,455
                                              --------                --------
                                              $181,871                $175,448
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


     (4) Cash paid for interest was $19.4 million and $2.8 million for the six month periods ended April 30, 1998 and 1997, respectively. Income tax payments, net of receipts, were $33.5 million and $54.3 million during the six month periods ended April 30, 1998 and 1997, respectively.


     (5) During the three month period ended April 30, 1997, the Company recorded a $19.9 million charge related to the implementation of certain cost reduction initiatives. The charge provided for personnel and facility related costs. See MD&A for further discussion.

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

FORWARD-LOOKING INFORMATION

Any of the comments in this Form 10-Q that refer to the Company's estimated or future results, including its statements concerning operating margins for the third and fourth quarters of fiscal year 1998 and collectibility of a receivable on a project in Indonesia, are forward-looking and reflect the Company's current analysis of existing trends and information. Actual results may differ materially from current expectations or projections based on a number of factors affecting the Company's businesses. These factors include, but are not limited to, cost overruns on fixed, maximum or unit-priced contracts, contract performance risk, the uncertain timing of awards and revenues under contracts, project financing risk, credit risk, risks associated with government funding, permitting and approval of contracts, market conditions impacting realization of investments, market conditions in the domestic and international coal market, relatively mild weather conditions which may lower demand for steam coal and the state of the economic and political conditions worldwide. These forward-looking statements represent the Company's judgment only as of the date of this Form 10-Q. As a result, the reader is cautioned not to rely on these forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements.

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

RESULTS OF OPERATIONS

Revenues increased slightly for the three and six month periods ended April 30, 1998 compared with the same periods of 1997. For the three and six month periods ended April 30, 1998, the Company reported net earnings of $54.3 million and $109.1 million, respectively, compared with net losses of $70.1 million and $8.1 million, respectively, for the comparable periods in 1997. Results for the three and six month periods in 1997 were adversely impacted by operating losses reported by the Company's Engineering and Construction segment of $110.3 million and $36.3 million, respectively.

ENGINEERING AND CONSTRUCTION

The Engineering and Construction segment revenues and operating profit for the three and six month periods ended April 30, 1998 and 1997 are as follows:

                                  Three months ended               Six months ended
                                       April 30,                       April 30,
                              --------------------------     ---------------------------
                                 1998            1997            1998            1997
                              --------------------------     ---------------------------
($ in thousands)

Revenues                      $3,014,378      $2,917,306      $6,120,853      $6,101,627
Operating profit              $   57,867      $ (110,278)     $  111,254      $  (36,307)

The operating margin for the three month period ended April 30, 1998 improved over that reported for the three month period ended January 31, 1998, reflecting increased market selectivity, improved project execution and continued cost management. Although the Company anticipates that operating margins for the third and fourth quarters of 1998 will remain at second quarter levels or up slightly, they are anticipated to be below those reported for the comparable periods in 1997. The margins reflect a lower content of work performed on larger, more complex projects which generally carry higher margins. As discussed below, results for the three and six month periods ended April 30, 1997 were significantly affected by several items.

Provisions of $91.4 million for estimated losses on certain contracts were recognized in the second quarter of 1997. Approximately 75 percent of the contract provisions pertained to cost overruns on one fixed price project for the construction of a power plant located outside the United States. During the second quarter of 1997, the Company experienced additional difficulties on this project including significant ongoing design changes, long delays in approval of drawings and vendors and resulting low productivity in the field. By the end of the second quarter, these difficulties were substantially resolved as to the first phase of the project and rendered more predictable as to the second phase of the project. Accordingly, in the second quarter the Company recorded a provision to recognize the estimated total amount of the loss under the contract. No additional provision related to this project has been recorded subsequent to the second quarter of 1997. Also included in the second quarter provisions were certain other projects identified to be loss contracts. None of these provisions individually exceeded $5 million. No material additional provisions related to these projects have been recorded subsequent to the second quarter of 1997.

Additionally, during the second quarter of 1997, the Company recorded $26.8 million in provisions for the impairment, abandonment or sale of certain project-related investments and joint ventures, and doubtful accounts receivable, none of which individually exceeded $5 million. These included the anticipated sale of the Company's interest in a joint venture within the pulp and paper industry, a write down of an equity investment obtained in exchange for services rendered to an environmental technology company and certain other project joint ventures where it was determined in the second quarter that the Company's investment was not expected to be realized due to poor market conditions or cancellation of the project concerned.

Results for the three months ended April 30, 1997 also included a charge of $19.9 million related to implementation of certain cost reduction initiatives. These charges consisted of personnel-related costs and lease costs for excess facilities. As of April 30, 1998, the majority of these costs have been incurred.

Results for the six months ended April 30, 1997 include first quarter contract-related provisions totaling $21.0 million for cost overruns on two fixed price power projects, including the power project located outside the United States. The loss in the first quarter on this project reflected additional costs then identified to be incurred on the first phase of the project arising primarily from bad weather, lack of timely site access, unexpected design changes and low labor productivity. The loss on the other project, which is located in the United States, was due primarily to start-up problems, craft employee turnover and operation of the plant control system. The Company also recognized in the first quarter a credit totaling $25.0 million related to certain actuarially determined insurance accruals. The insurance accrual adjustment was due primarily to improvement in loss experience resulting from the Company's safety program, resulting in an excess accrual position.

New awards for the three and six months ended April 30, 1998 were $2.8 billion and $5.4 billion, respectively, compared with $3.2 billion and $6.8 billion for the same periods of 1997. Approximately one-half of the new awards for both the three and six months ended April 30, 1998 were for projects located outside of the United States. New awards in the second quarter of 1998 consisted of several mid-sized projects primarily in the Industrial Group, none of which individually exceeded $350 million in value. The uncertain timing of prospects for new awards, some of which are large, can create variability in the Company's awards pattern. Consequently, future award trends are difficult to predict with certainty.

The following table sets forth backlog for each of the Company's Engineering and Construction business groups:

                                                  April 30,        October 31,      April 30,
$ in millions                                       1998              1997            1997
---------------------------------------------------------------------------------------------
Process                                            $ 6,129          $ 6,384         $ 6,812
Industrial                                           5,174            5,178           5,706
Power/Government                                     1,757            2,092           2,949
Diversified Services                                   854              716             670
                                                  --------         --------        --------
Total backlog                                     $ 13,914         $ 14,370        $ 16,137
                                                  ========         ========        ========

U.S.                                               $ 5,892         $  5,665        $  6,400
Outside U.S.                                         8,022            8,705           9,737
                                                  --------         --------        --------
Total backlog                                     $ 13,914         $ 14,370        $ 16,137
                                                  ========         ========        ========

The composition of backlog by business group has remained relatively unchanged since year end. Total backlog has decreased as work performed on existing projects exceeded new awards, reflecting the Company's increased market selectivity, the timing of release of work by clients, and global market conditions. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals, and revised project scope and cost, both upward and downward.

At April 30, 1998, approximately 22 percent of the Company's backlog is in the Asia Pacific region, including $1.1 billion in Australia. Due to the nature of the projects the Company pursues and those included in backlog, the Company has not experienced any significant disruption in ongoing project execution related to the turmoil in the Asian financial markets. The recent turmoil in Indonesia caused a temporary disruption in work progress at several project sites. These projects are now essentially back to normal operations. Payments owed the Company related to one project have been temporarily delayed. However, the Company believes that all amounts due will ultimately be collected.

COAL

Coal segment revenues and operating profit for the three and six month periods ended April 30, 1998 and 1997 are as follows:

                                  Three months ended                      Six months ended
                                      April 30,                              April 30,
                            -------------------------------        -------------------------------
                                 1998            1997                   1998            1997
                            --------------- ---------------        --------------- ---------------
($ in thousands)

Revenues                        $267,701        $268,257               $560,245        $518,267
Operating profit                $ 40,298        $ 36,575               $ 76,989        $ 69,144

Although revenues were unchanged in comparing the second quarter 1998 versus the second quarter 1997, a decrease in steam coal sales of $17 million was largely offset by an increase in metallurgical coal sales. The increase in revenues for the six month period ended April 30, 1998 as compared to the same period in 1997 reflects an increase in metallurgical coal sales of nearly $53 million offset by reduced steam coal sales of $12 million. The increase in metallurgical coal sales is due primarily to increased volume resulting from higher demand by steel producers. Steam coal market prices continue to decline as overall demand is down due to recent mild weather conditions which has also resulted in lower steam coal sales volume. Gross profit and operating profit increased for the three and six months ended April 30, 1998 compared with the same periods in 1997 due primarily to reduced production costs and an increased proportion of higher margin metallurgical coal sales, offset somewhat by lower steam coal sales volume and prices.

OTHER

Interest expense for the three and six months ended April 30, 1998 increased compared with the same periods of 1997 due primarily to $300 million in new long-term debt issued in March 1997.

Corporate administrative and general expense during the three months ended April 30, 1998 was higher compared with the same period in 1997 due primarily to the vesting of certain stock-based compensation awards. Corporate administrative and general expense for the six month period ended April 30, 1998 was lower than the comparable period in 1997 due primarily to a first quarter 1998 credit of approximately $10 million related to a long-term incentive compensation plan, partially offset by the increase in stock-based compensation expense noted above. The Company accrues for certain long-term incentive awards whose ultimate cost is dependent on attainment of various performance targets set by the Organization and Compensation Committee (the "Committee") of the Board of Directors. Under the long-term incentive compensation plan referred to above, the performance targets expired, without amendment or extension by the Committee, on December 31, 1997.

FINANCIAL POSITION AND LIQUIDITY

At April 30, 1998, the Company had cash and cash equivalents of $319.5 million and a long-term debt to total capital ratio of 15.9 percent. At April 30, 1997, the Company had cash and cash equivalents (including marketable securities) of $273.1 million and a long-term debt to total capital ratio of 15.5 percent.

The Company expects to have adequate resources available from operating cash flows, cash and short-term investments, revolving credit and other banking facilities, capital market sources and commercial paper to provide for its capital needs for the foreseeable future. The Company recently expanded both its revolving credit facility and its commercial paper program from $250 million to $400 million.

Operating activities generated $397.4 million in cash during the six month period ended April 30, 1998, compared with $47.6 million during the same period in 1997. The increase in cash generated from operating activities is due primarily to increased cash flow from projects which is affected from period to period by the mix, stage of completion, and commercial terms of engineering and construction projects. Cash was also positively impacted by the receipt of a $30 million tax refund on January 30, 1998.

On March 9, 1998, the Company announced that it intends to pursue options to either divest or restructure its equipment sales and rental unit, American Equipment Company. If market conditions warrant, the Company intends to use the after-tax proceeds from any such transaction to fund its ongoing share repurchase program. During the first six months of 1998, the Company purchased 4,995,400 shares of its common stock for a total of $228 million. Most of these shares were purchased in anticipation of the receipt of proceeds from a sale. Funding for the repurchases has come from strong operating cash flow and short-term borrowings during the first six months of 1998.

For the six months ended April 30, 1998, capital expenditures were $241 million, including $108 million related to Massey Coal. Dividends paid in the six months ended April 30, 1998 were $32.9 million ($.40 per share) compared with $31.9 million ($.38 per share) for the same period of 1997.

FINANCIAL INSTRUMENTS

The Company's utilization of derivative financial instruments is substantially limited to the use of forward exchange contracts to hedge currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At April 30, 1998 and October 31, 1997, the Company had forward currency exchange contracts of less than eighteen months duration, to exchange principally Japanese yen, Canadian dollars, Australian dollars, French francs, Belgian francs and Dutch guilders for U.S. dollars. In addition, the Company has a forward currency contract to exchange U.S. dollars for British pounds sterling to hedge annual lease commitments which expire in 1999. The total gross notional amount of these contracts at April 30, 1998 and October 31, 1997 was $175 million and $78 million, respectively. Forward contracts to purchase foreign currency represented $164 million and $74 million and forward contracts to sell foreign currency represented $11 million and $4 million, at April 30, 1998 and October 31, 1997, respectively.

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

                                FLUOR CORPORATION
                               CHANGES IN BACKLOG
               Three and Six Months Ended April 30, 1998 and 1997

                                    UNAUDITED


For the Three Months Ended April 30,           1998             1997
-----------------------------------------------------------------------
Backlog - beginning of period             $  14,018.1       $  15,976.5
New awards                                    2,776.6           3,183.8
Adjustments and cancellations, net              (73.3)           (295.7)
Work Performed                               (2,807.4)         (2,728.1)
                                          -----------       -----------
Backlog - end of period                   $  13,914.0       $  16,136.5
                                          ===========       ===========



For the Six Months Ended April 30,           1998               1997
-----------------------------------------------------------------------
Backlog - beginning of period             $  14,370.0       $  15,757.4
New awards                                    5,378.7           6,774.4
Adjustments and cancellations, net              (70.8)           (538.9)
Work Performed                               (5,763.9)         (5,856.4)
                                          -----------       -----------
Backlog - end of period                   $  13,914.0       $  16,136.5
                                          ===========       ===========

                           PART II : OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders.

             (a) Date of Meeting. The annual meeting of stockholders of Fluor
                 Corporation was held on March 10, 1998 at the Sutton Place Hotel, Newport Beach, California.

             (b) Election of Directors - Voting Results

                 Directors elected -

                  Carroll A. Campbell, Jr.
                  68,583,639     FOR
                     896,725     VOTED TO WITHHOLD AUTHORITY

                  Robin Renwick
                  68,614,232     FOR
                     866,132     VOTED TO WITHHOLD AUTHORITY

                  Martha R. Seger
                  68,615,949     FOR
                     864,415     VOTED TO WITHHOLD AUTHORITY

                  James C. Stein
                  68,487,249     FOR
                     993,115     VOTED TO WITHHOLD AUTHORITY

                  Other directors continuing in office -

                  Don L. Blankenship
                  Peter J. Fluor
                  David P. Gardner
                  Thomas L. Gossage
                  Bobby R. Inman
                  Vilma S. Martinez
                  Dean R. O'Hare
                  James O. Rollans

             (c) Matters Voted Upon. Ratification of the appointment of Ernst &
                 Young LLP as independent auditors for 1998:

                    68,923,853     FOR
                       359,244     AGAINST
                       197,267     ABSTAIN
                           -0-     BROKER NON-VOTE

                  Approval of Shareholder Proposal Relating to Tabulation of
                  Votes:

                  11,684,937       FOR
                  44,150,806       AGAINST
                   1,755,955       ABSTAIN
                  11,888,666       BROKER NON-VOTE

             (d)  Terms of settlement between registrant and any other
                  participant.    None


Item 5.      Other Information.   None


Item 6.      Exhibits and Reports on Form 8-K.

             (a)      Exhibits.

                      10.1     1997 Fluor Stock Appreciation Rights Plan.

                      27.1     Financial Data Schedule as of and for the six months ended April 30, 1998.

                      27.2     Restated Financial Data Schedule for the interim periods and year ended October 31, 1997.

                      27.3     Restated Financial Data Schedule for the interim periods and year ended October 31, 1996.

                      27.4     Restated Financial Data Schedule for the year ended October 31, 1995.

                      99.1     Current Report on Form 8-K filed May 6, 1997.

             (b)      Reports on Form 8-K.

                      None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FLUOR CORPORATION
                                        (Registrant)



Date:  June 15, 1998                    /s/ J. Michal Conaway
       -------------                    ----------------------------------------
                                        J. Michal Conaway, Senior Vice President
                                        and Chief Financial Officer



                                        /s/ V. L. Prechtl
                                        ----------------------------------------
                                        V. L. Prechtl, Vice President and
                                        Controller

                                 EXHIBIT INDEX

                      10.1     1997 Fluor Stock Appreciation Rights Plan.

                      27.1     Financial Data Schedule as of and for the six months ended April 30, 1998.

                      27.2     Restated Financial Data Schedule for the interim periods and year ended October 31, 1997.

                      27.3     Restated Financial Data Schedule for the interim periods and year ended October 31, 1996.

                      27.4     Restated Financial Data Schedule for the year ended October 31, 1995.

                      99.1     Current Report on Form 8-K filed May 6, 1997.