Form 10-Q
period 1998-07-31
FLUOR CORP/DE/
filed 1998-09-14
CIK 37748

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________TO______________

                         Commission File Number: 1-7775


                                FLUOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                            95-0740960
 State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of August 31, 1998 there were 75,766,360 shares of common stock outstanding.

                                FLUOR CORPORATION

                                    FORM 10-Q

                                  JULY 31, 1998



TABLE OF CONTENTS                                                                     PAGE
----------------------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION

       Condensed Consolidated Statement of Earnings for the Three Months
         Ended July 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . .        2

       Condensed Consolidated Statement of Earnings for the Nine Months
         Ended July 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . .        3

       Condensed Consolidated Balance Sheet at July 31, 1998 and
         October 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . .        4

        Condensed Consolidated Statement of Cash Flows for the Nine Months
          Ended July 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . .        6

       Notes to Condensed Consolidated Financial Statements. . . . . . . . . . .        7

       Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . .        9

       Changes in Backlog  . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

PART II: OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17

                          PART I: FINANCIAL INFORMATION

                                FLUOR CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    Three Months Ended July 31, 1998 and 1997

                                    UNAUDITED

In thousands, except per share amounts                            1998                 1997
-------------------------------------------------------------------------------------------------
REVENUES                                                    $    3,528,852      $     3,675,905

COSTS AND EXPENSES

      Cost of revenues                                           3,421,976            3,567,314
      Corporate administrative and general expense                   3,774                4,654
      Interest expense                                              12,284                7,520
      Interest income                                               (5,414)              (5,627)
                                                            --------------      ---------------

Total Costs and Expenses                                         3,432,620            3,573,861
                                                            --------------      ---------------

EARNINGS BEFORE INCOME TAXES                                        96,232              102,044

INCOME TAX EXPENSE                                                  33,795               35,802
                                                            --------------      ---------------

NET EARNINGS                                                $       62,437      $        66,242
                                                            ==============      ===============

EARNINGS PER SHARE

      BASIC                                                 $          .81      $           .80
                                                            ==============      ===============

      DILUTED                                               $          .81      $           .79
                                                            ==============      ===============

DIVIDENDS PER COMMON SHARE                                  $          .20      $           .19
                                                            ==============      ===============

SHARES USED TO CALCULATE

      BASIC EARNINGS PER SHARE                                      76,933               83,076
                                                            ==============      ===============

      DILUTED EARNINGS PER SHARE                                    77,294               83,358
                                                            ==============      ===============

See Accompanying Notes.

                                FLUOR CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    Nine Months Ended July 31, 1998 and 1997

                                    UNAUDITED

In thousands, except per share amounts                            1998                 1997
-------------------------------------------------------------------------------------------------
REVENUES                                                   $    10,209,950      $    10,295,799

COSTS AND EXPENSES

      Cost of revenues                                           9,916,146           10,154,270
      Corporate administrative and general expense                  14,337               18,721
      Interest expense                                              31,033               20,044
      Interest income                                              (15,906)             (16,498)
                                                            --------------      ---------------

Total Costs and Expenses                                         9,945,610           10,176,537
                                                            --------------      ---------------

EARNINGS BEFORE INCOME TAXES                                       264,340              119,262

INCOME TAX EXPENSE                                                  92,801               61,119
                                                            --------------      ---------------

NET EARNINGS                                                $      171,539      $        58,143
                                                            ==============      ===============

EARNINGS PER SHARE

      BASIC                                                 $         2.14      $           .70
                                                            ==============      ===============

      DILUTED                                               $         2.14      $           .70
                                                            ==============      ===============

DIVIDENDS PER COMMON SHARE                                  $          .60      $           .57
                                                            ==============      ===============

SHARES USED TO CALCULATE

      BASIC EARNINGS PER SHARE                                      80,005               83,109
                                                            ==============      ===============

      DILUTED EARNINGS PER SHARE                                    80,265               83,536
                                                            ==============      ===============

See Accompanying Notes.

                                FLUOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       July 31, 1998 and October 31, 1997

                                    UNAUDITED

                                                                   July 31,         October 31,
$  in thousands                                                        1998               1997*
------------------------------------------------------------------------------------------------
ASSETS

Current Assets
    Cash and cash equivalents                                  $    308,727       $    299,324
    Marketable securities                                                --             10,089
    Accounts and notes receivable                                   923,270            930,104
    Contract work in progress                                       612,301            691,395
    Deferred taxes                                                   86,507             58,039
    Inventory and other current assets                              228,777            236,935
                                                               ------------       ------------

          Total current assets                                    2,159,582          2,225,886
                                                               ------------       ------------

Property, Plant and Equipment (net of accumulated
   depreciation, depletion and amortization of
   $1,092,420 and $1,001,315, respectively)                       2,098,245          1,938,790
Investments and goodwill, net                                       269,389            254,948
Other                                                               329,055            278,216
                                                               ============       ============
                                                               $  4,856,271       $  4,697,840
                                                               ============       ============

                            (Continued On Next Page)



* Amounts at October 31, 1997 have been derived from audited financial statements.

                                FLUOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       July 31, 1998 and October 31, 1997

                                    UNAUDITED

                                                                  July 31,          October 31,
$  in thousands                                                     1998               1997*
------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts and notes payable                                   $   864,143        $   858,187
    Commercial paper and loan notes                                  323,832             81,886
    Advance billings on contracts                                    593,452            525,518
    Accrued salaries, wages and benefit plans                        306,004            303,490
    Other accrued liabilities                                        255,676            221,487
    Current portion of long-term debt                                    150                116
                                                                 -----------        -----------
         Total current liabilities                                 2,343,257          1,990,684
                                                                 -----------        -----------

Long-term debt                                                       300,405            300,508
Deferred taxes                                                        81,317             66,739
Other noncurrent liabilities                                         612,759            598,859
Commitments and Contingencies
Shareholders' Equity
    Capital stock
    Preferred - authorized 20,000,000
       shares without par value; none issued
    Common - authorized 150,000,000
       shares of $.625 par value; issued and outstanding -
       76,549,662 shares and 83,748,111
       shares, respectively                                           47,844             52,343
    Additional capital                                               239,663            569,356
    Retained earnings                                              1,283,168          1,159,996
    Unamortized executive stock plan expense                         (26,148)           (33,441)
    Cumulative translation adjustment                                (25,994)            (7,204)
                                                                 -----------        -----------
       Total shareholders' equity                                  1,518,533          1,741,050
                                                                 ===========        ===========
                                                                 $ 4,856,271        $ 4,697,840
                                                                 ===========        ===========

See Accompanying Notes.


* Amounts at October 31, 1997 have been derived from audited financial statements.

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    Nine Months Ended July 31, 1998 and 1997
                                    UNAUDITED


$  in thousands                                                       1998             1997
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                    $ 171,539        $  58,143
    Adjustments to reconcile net earnings to cash provided by
    operating activities:
        Depreciation, depletion and amortization                      208,655          183,363
        Deferred taxes                                                 (2,946)          11,440
        Provisions for impairment/abandonment of joint
            ventures and investments                                       --          (15,642)
        Change in operating assets and liabilities, excluding
            effects of businesses acquired                            172,328         (138,584)
        Other, net                                                    (57,018)          (4,059)
                                                                    ---------        ---------
Cash provided by operating activities                                 492,558           94,661
                                                                    ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                             (414,901)        (350,940)
    E & C businesses acquired                                              --         (141,718)
    Proceeds from sales/maturities of marketable securities            10,089           35,418
    Proceeds from sale of property, plant and equipment                85,510           32,860
    Investments, net                                                  (11,776)           1,793
    Contribution to deferred compensation trust                            --          (21,513)
    Other, net                                                        (10,418)          (3,012)
                                                                    ---------        ---------
Cash utilized by investing activities                                (341,496)        (447,112)
                                                                    ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt                               --          300,121
    Increase in short-term borrowings                                 242,039           57,757
    Cash dividends paid                                               (48,367)         (47,779)
    Purchases of common stock                                        (341,276)         (18,973)
    Stock options exercised                                             9,770           15,099
    Other, net                                                         (3,825)          (2,419)
                                                                    ---------        ---------
Cash (utilized by) provided by financing activities                  (141,659)         303,806
                                                                    ---------        ---------
Increase (decrease) in cash and cash equivalents                        9,403          (48,645)
Cash and cash equivalents at beginning of period                      299,324          246,964
                                                                    =========        =========
Cash and cash equivalents at end of period                          $ 308,727        $ 198,319
                                                                    =========        =========

See Accompanying Notes.

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

(1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's October 31, 1997 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended July 31, 1998 are not necessarily indicative of results that can be expected for the full year.

        The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at July 31, 1998 and its consolidated results of operations and cash flows for the three and nine months ended July 31, 1998 and 1997. As more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the Company recorded provisions totaling $135.1 million during the nine months ended July 31, 1997. These included provisions for estimated losses on certain contracts, adjustments to project-related investments and accounts receivable, and implementation of certain cost reduction initiatives.

        Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

(2)     Inventories comprise the following:

                                        July 31,      October 31,
        $  in thousands                   1998           1997
        ---------------------------------------------------------
        Coal                            $ 38,105       $ 54,419
        Equipment for sale/rental         63,331         74,574
        Supplies and other                47,248         46,455
                                        --------       --------
                                        $148,684       $175,448
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


     (4) Cash paid for interest was $26.0 million and $9.9 million for the nine month periods ended July 31, 1998 and 1997, respectively. Income tax payments, net of receipts, were $46.0 million and $51.0 million during the nine month periods ended July 31, 1998 and 1997, respectively.


     (5) During the third quarter of 1998, as part of its ongoing share repurchase program, the Company entered into a series of equity collar contracts with respect to 1,000,000 shares of its common stock by selling put options (which entitle the holder of the option to sell shares of common stock to the Company at a specified price) and purchasing call options (which entitle the Company to purchase shares of common stock from the seller of the option at a specified price). There was no exchange of cash in placement of the contracts. The put and call options, which expire during October 1998, give the Company a choice of settlement method.

             During the quarter, the Company also entered into a series of forward purchase contracts on an additional 1,000,000 shares of its common stock. These contracts, which mature in November and December 1998, also give the Company a choice of settlement method.

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

FORWARD-LOOKING INFORMATION

Any of the comments in this Form 10-Q that refer to the Company's estimated or future results, including its statements concerning operating margins for the fourth quarter of fiscal year 1998 and collectibility of a receivable on a project in Indonesia, are forward-looking and reflect the Company's current analysis of existing trends and information. Actual results may differ materially from current expectations or projections based on a number of factors affecting the Company's businesses. These factors include, but are not limited to, cost overruns on fixed, maximum or unit-priced contracts, contract performance risk, the uncertain timing of awards and revenues under contracts, project financing risk, credit risk, risks associated with government funding, permitting and approval of contracts, market conditions impacting realization of investments, market conditions in the domestic and international coal market, relatively mild weather conditions which may lower demand for steam coal and the state of the economic and political conditions worldwide. These forward-looking statements represent the Company's judgment only as of the date of this Form 10-Q. As a result, the reader is cautioned not to rely on these forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements.

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

RESULTS OF OPERATIONS

Revenues decreased slightly for the three and nine month periods ended July 31, 1998 compared with the same periods of 1997. A decrease in revenues from the Engineering and Construction segment was partially offset by an increase in Coal segment revenues. For the three and nine month periods ended July 31, 1998, the Company reported net earnings of $62.4 million and $171.5 million, respectively, compared with net earnings of $66.2 million and $58.1 million, respectively, for the comparable periods in 1997. Results for the nine month period in 1997 were adversely impacted by reduced operating profit from the Engineering and Construction segment.

ENGINEERING AND CONSTRUCTION

The Engineering and Construction segment revenues and operating profit for the three and nine month periods ended July 31, 1998 and 1997 are as follows:

                                Three months ended                     Nine months ended
                                     July 31,                               July 31,
                          --------------- ---------------        --------------- ---------------
($ in thousands)               1998            1997                   1998            1997
                          --------------- ---------------        --------------- ---------------
Revenues                      $3,253,885      $3,417,425             $9,374,738      $9,519,052
Operating profit              $   65,361      $   71,090             $  176,615      $   34,783

Revenues decreased 5 percent and 2 percent, respectively, for the three and nine months ended July 31, 1998 compared with the same periods in 1997, due primarily to a decrease in the volume of work performed. The operating margin for the three month period ended July 31, 1998 increased slightly from that reported for the three month period ended April 30, 1998, reflecting continued market selectivity and cost management. Although the Company anticipates that the operating margin for the fourth quarter of 1998 will remain at third quarter levels or up slightly, it is anticipated to be below that reported for the comparable period in 1997. The margins in 1998 reflect a lower content of work performed on larger, more complex projects which generally carry higher margins. As discussed below, results for the nine month period ended July 31, 1997 were significantly affected by several items.

Provisions of $91.4 million for estimated losses on certain contracts were recognized in the second quarter of 1997. Approximately 75 percent of the contract provisions pertained to cost overruns on one fixed price project for the construction of a power plant located outside the United States. Also included in the second quarter provisions were certain other projects identified to be loss contracts. None of these provisions individually exceeded $5 million. No material additional provisions related to these projects have been recorded subsequent to the second quarter of 1997. Additionally, during the second quarter of 1997, the Company recorded $26.8 million in provisions for the impairment, abandonment or sale of certain project-related investments and joint ventures, and doubtful accounts receivable, none of which individually exceeded $5 million. Provisions of $21.0 million for cost overruns on two fixed price power projects, including the power project located outside the United States, were recognized in the first quarter of 1997. The Company also recognized in the first quarter a credit totaling $25.0 million related to certain actuarially determined insurance accruals.

Results for the nine months ended July 31, 1997 also included charges totalling $20.9 million related to implementation of certain cost reduction initiatives. These charges consisted of personnel-related costs and lease costs for excess facilities. As of July 31, 1998, the majority of these costs have been incurred.

New awards for the three and nine months ended July 31, 1998 were $2.7 billion and $8.1 billion, respectively, compared with $2.7 billion and $9.4 billion for the same periods of 1997. Forty-three percent and forty-seven percent of the new awards for both the three and nine months ended July 31, 1998, respectively, were for projects located outside of the United States. New awards in the third quarter of 1998 consisted of several mid-sized projects primarily in the

Process Group, the largest of which slightly exceeded $500 million in value. The uncertain timing of prospects for new awards, some of which are large, can create variability in the Company's awards pattern. Consequently, future award trends are difficult to predict with certainty.

The following table sets forth backlog for each of the Company's Engineering and Construction business groups:



                                                    July 31,        October 31,       July 31,
$ in millions                                         1998             1997             1997
----------------------------------------------------------------------------------------------
Process                                             $  6,339         $  6,384        $  6,994
Industrial                                             5,239            5,178           5,397
Power/Government                                       1,149            2,092           2,054
Diversified Services                                   1,012              716             896
                                                    --------         --------        --------
Total backlog                                       $ 13,739         $ 14,370        $ 15,341
                                                    ========         ========        ========

U.S.                                                $  5,870         $  5,665        $  6,373
Outside U.S.                                           7,869            8,705           8,968
                                                    ========         ========        ========
Total backlog                                       $ 13,739         $ 14,370        $ 15,341
                                                    ========         ========        ========


The backlog in the Power and Government Group has decreased significantly from year end due to work performed on the Paiton project and the timing of the annual award for work on the Hanford project. Total backlog has decreased as work performed on existing projects exceeded new awards, reflecting the Company's increased market selectivity, the timing of release of work by clients, and global market conditions. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals, and revised project scope and cost, both upward and downward.

At July 31, 1998, approximately 20 percent of the Company's backlog is in the Asia Pacific region, including $908 million in Australia. Due to the nature of the projects the Company pursues and those included in backlog, the Company has not experienced any significant disruption in ongoing project execution related to the turmoil in the Asian financial markets. The recent turmoil in Indonesia caused a temporary disruption in work progress at several project sites. These projects are now essentially back to normal operations. Payments owed the Company related to one project have been temporarily delayed. However, the Company believes that all amounts due will ultimately be collected.

COAL

Coal segment revenues and operating profit for the three and nine month periods ended July 31, 1998 and 1997 are as follows:

                                   Three months ended                     Nine months ended
                                        July 31,                               July 31,
                                ------------------------               ------------------------
($ in thousands)                  1998            1997                   1998            1997
                                --------        --------               --------        --------
Revenues                        $274,967        $258,480               $835,212        $776,747
Operating profit                $ 43,672        $ 38,632               $120,661        $107,776


Revenues increased 6 percent and 8 percent, respectively, for the three and nine month periods ended July 31, 1998 compared with the same periods of 1997. The increase in revenues is due primarily to increased metallurgical coal sales which increased 13 percent in the quarter and 18 percent for the nine months. The growth in metallurgical coal sales continues to come from higher demand by steel producers. Revenues from steam coal sales were down slightly over the comparable periods in 1997. Although steam coal prices are lower compared with the prior year, a strengthening U.S. steam coal market, due to warm weather, increased steam coal sales volume partially offsetting the impact of lower prices. Gross profit and operating profit increased for the three and nine months ended July 31, 1998 compared with the same periods in 1997 due primarily to reduced production costs and an increased proportion of higher margin metallurgical coal sales, offset somewhat by lower steam coal prices.

OTHER

Interest expense for the three and nine months ended July 31, 1998 increased compared with the same periods of 1997 due primarily to an increase in short-term borrowings required to fund the Company's share repurchase program and the $300 million in long-term debt issued in March 1997.

Corporate administrative and general expense during the three months ended July 31, 1998 was slightly lower than the same period in 1997 due primarily to a decrease in stock-based compensation expense, resulting from fluctuations in the stock price during the quarter as compared to 1997. Corporate administrative and general expense for the nine months ended July 31, 1998 was also lower than the comparable 1997 amount due primarily to a first quarter credit of approximately $10 million related to a long-term incentive compensation plan, partially offset by an increase in stock-based compensation expense, resulting from fluctuations in the stock price for the nine months ended July 31, 1998 as compared to 1997. The Company accrues for certain long-term incentive awards whose ultimate cost is dependent on attainment of various performance targets set by the Organization and Compensation Committee (the "Committee") of the Board of Directors. Under the long-term incentive compensation plan referred to above, the performance targets expired, without amendment or extension by the Committee, on December 31, 1997.

The effective tax rate for the nine months ended July 31, 1997 was materially impacted by foreign-based project losses, other project-related investment losses and certain implementation costs for cost reduction initiatives incurred in the second quarter which are not expected to receive full tax benefit. If these losses are excluded for tax rate determination purposes, there is no significant difference between the effective tax rate and the statutory rate for the nine-month period ended July 31, 1997.

FINANCIAL POSITION AND LIQUIDITY

At July 31, 1998, the Company had cash and cash equivalents of $308.7 million and a long-term debt to total capital ratio of 16.5 percent. At July 31, 1997, the Company had cash and cash equivalents (including marketable securities) of $232.3 million and a long-term debt to total capital ratio of 15.2 percent.

The Company expects to have adequate resources available from operating cash flows, cash and short-term investments, revolving credit and other banking facilities, capital market sources and commercial paper to provide for its capital needs for the foreseeable future. The Company recently expanded both its revolving credit facility and its commercial paper program from $250 million to $400 million. The Company is currently in a negative working capital position due to significant short-term borrowings outstanding as a result of its ongoing share repurchase program. The Company expects to use the after-tax proceeds from its proposed sale of American Equipment Company (AEC) to repay commercial paper and loan notes outstanding.

Operating activities generated $492.6 million in cash during the nine month period ended July 31, 1998, compared with $94.7 million during the same period in 1997. The increase in cash generated from operating activities is due primarily to increased cash flow from projects which is affected from period to period by the mix, stage of completion, and commercial terms of engineering and construction projects. Cash was also positively impacted by the receipt of a $30 million tax refund on January 30, 1998.

On March 9, 1998, the Company announced that it intends to pursue options to either divest or restructure its equipment sales and rental unit, AEC. A private sale transaction is expected to be completed by calendar year end.

During the first nine months of 1998, the Company purchased 7,430,300 shares of its common stock for a total of $341 million. Most of these shares were purchased in anticipation of the receipt of proceeds from the proposed sale of AEC. Funding for the repurchases has come from strong operating cash flow and short-term borrowings during the first nine months of 1998.

For the nine months ended July 31, 1998, capital expenditures were $414.9 million, including $202.9 million related to Massey Coal. Dividends paid in the nine months ended July 31, 1998 were $48.4 million ($.60 per share) compared with $47.8 million ($.57 per share) for the same period of 1997.

FINANCIAL INSTRUMENTS

During the third quarter of 1998, as part of its ongoing share repurchase program, the Company entered into a series of equity collar contracts with respect to 1,000,000 shares of its common stock by selling put options (which entitle the holder of the option to sell shares of common stock to the Company at a specified price) and purchasing call options (which entitle the Company to purchase shares of common stock from the seller of the option at a specified price). There was no exchange of cash in placement of the contracts. The put and call options, which expire during October 1998, give the Company a choice of settlement method.

During the quarter, the Company also entered into a series of forward purchase contracts on an additional 1,000,000 shares of its common stock. These contracts, which mature in November and December 1998, also give the Company a choice of settlement method.

In addition to the above equity derivatives, the Company has utilized derivative financial instruments for forward exchange contracts to hedge currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At July 31, 1998 and October 31, 1997, the Company had forward currency exchange contracts of less than eighteen months duration, to exchange principally German marks, Canadian dollars, Australian dollars, Belgian francs and Dutch guilders for U.S. dollars. In addition, the Company has a forward currency contract to exchange U.S. dollars for British pounds sterling to hedge annual lease commitments which expire in 1999. The total gross notional amount of these contracts at July 31, 1998 and October 31, 1997 was $159 million and $78 million, respectively. Forward contracts to purchase foreign currency represented $154 million and $74 million and forward contracts to sell foreign currency represented $5 million and $4 million, at July 31, 1998 and October 31, 1997, respectively.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes new standards for recording derivatives in interim and annual financial statements. This statement is effective for the Company's fiscal year 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

                                FLUOR CORPORATION
                               CHANGES IN BACKLOG
               Three and Nine Months Ended July 31, 1998 and 1997
                                 ($ in millions)

                                    UNAUDITED


For the Three Months Ended July 31,                                 1998            1997
-------------------------------------------------------------------------------------------
Backlog - beginning of period                                  $13,914.0        $16,136.5
New awards                                                       2,708.9          2,672.1
Adjustments and cancellations, net                                 137.9           (255.0)
Work performed                                                  (3,021.7)        (3,212.2)
                                                               ---------        ---------
Backlog - end of period                                        $13,739.1        $15,341.4
                                                               =========        =========


For the Nine months Ended July 31,                               1998              1997
-------------------------------------------------------------------------------------------
Backlog - beginning of period                                  $14,370.0        $15,757.4
New awards                                                       8,087.6          9,446.5
Adjustments and cancellations, net                                  67.1           (793.9)
Work performed                                                  (8,785.6)        (9,068.6)
                                                               ---------        ---------
Backlog - end of period                                        $13,739.1        $15,341.4
                                                               =========        =========

                           PART II : OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.

             (a)      Exhibits.

                       3(ii) Restated Bylaws (as amended July 15, 1998) of Fluor Corporation.

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



                                                  FLUOR CORPORATION
                                    --------------------------------------------
                                                    (Registrant)


Date:  September 14, 1998           /s/ J. O. Rollans
                                    --------------------------------------------
                                    J. O. Rollans, Senior Vice President and
                                    Chief Financial and Administrative Officer



                                    /s/ V. L. Prechtl
                                    --------------------------------------------
                                    V. L. Prechtl, Vice President and Controller