Form 10-K405
period 1998-10-31
FLUOR CORP/DE/
filed 1999-01-22
CIK 37748

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 975-2000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                               TITLE OF EACH CLASS
                               -------------------
                         COMMON STOCK, $0.625 PAR VALUE

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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES WAS $3,171,531,322 ON JANUARY 12, 1999, BASED UPON THE AVERAGE BETWEEN THE HIGHEST AND LOWEST SALES PRICES OF THE REGISTRANT'S COMMON STOCK AS REPORTED IN THE CONSOLIDATED TRANSACTIONS REPORTING SYSTEM.

     COMMON STOCK, $0.625 PAR VALUE, OUTSTANDING AS OF JANUARY 12, 1999 - 76,625,188 SHARES.

                       DOCUMENTS INCORPORATED BY REFERENCE

     PARTS I, II AND IV INCORPORATE CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998.

     PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MARCH 9, 1999, WHICH PROXY STATEMENT WILL BE FILED NO LATER THAN 120 DAYS AFTER THE CLOSE OF THE REGISTRANT'S FISCAL YEAR ENDED OCTOBER 31, 1998.

================================================================================

        From time to time, certain comments and disclosures in reports and statements, including this report, released by Fluor Corporation ("Fluor" or the "Company"), or statements made by its officers or directors may be forward-looking in nature, such as statements related to growth in the Company's Diversified Services Group, the ability to appropriately handle a slowdown in the demand for metallurgical coal, the adequacy of funds to service debt and the Company's opinions about trends and factors which may impact future operating results. Such forward-looking statements could also involve, among other things, statements regarding the Company's intent, belief or expectation with respect to
(i) the Company's results of operations and financial condition, (ii) the consummation of acquisition, disposition or financing transactions and the effect thereof on the Company's business, and (iii) the Company's plans and objectives for future operations and expansion or consolidation.

        Any such forward-looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. As a result, the reader is cautioned not to rely on these forward-looking statements.

        The Company wishes to caution readers that forward-looking statements, including disclosures which use words such as the Company "believes," "anticipates," "expects," "estimates" and similar statements, are subject to certain risks and uncertainties which could cause actual results of operations to differ materially from expectations. Any such forward-looking statements should be considered in context with the various disclosures made by the Company about its businesses, including without limitation the risk factors more specifically described below in Item 1, Business, under the heading "Business Risks."

                                     PART I

ITEM 1.  BUSINESS

     Fluor was incorporated in Delaware in 1978 as a successor in interest to a California corporation of the same name that was originally incorporated in 1924. Its executive offices are located at 3353 Michelson Drive, Irvine, California 92698, telephone number (949) 975-2000.

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


                          ENGINEERING AND CONSTRUCTION

     The Fluor Daniel group of domestic and foreign companies ("Fluor Daniel") provides a full range of design, engineering, procurement, construction, maintenance and other diversified services to clients in a broad range of industrial and geographic markets on a worldwide basis. The types of services provided by Fluor Daniel, directly or through companies or partnerships jointly owned or affiliations with other companies, include: feasibility studies, conceptual design, detail engineering, procurement, project and construction management, construction, maintenance, plant operations, technical support, project finance, quality assurance/quality control, start-up assistance, site evaluation, licensing, consulting, equipment sales and leasing, temporary technical and non-technical staffing and environmental services.

     Fluor Constructors International, Inc. ("Fluor Constructors") is organized and operated separately from Fluor Daniel. Fluor Constructors provides construction management, construction and maintenance services in the United States and Canada. Fluor Constructors is the Company's union construction arm.

     The engineering and construction business is conducted under various types of contractual arrangements, including cost reimbursable (plus fixed or percentage fee), all-inclusive rate, unit price, fixed or maximum price and incentive fee contracts. Contracts are either competitively bid and awarded or individually negotiated. While, in terms of dollar amount, the majority of contracts are of the cost reimbursable type, there has been an increase in the volume of cost-reimbursable contracts with incentive-fee arrangements and in the volume of fixed or unit price contracts. In certain instances, the Company guarantees facility completion by a scheduled acceptance date and/or achievement of certain acceptance and performance testing. Failure to meet any such schedule and/or performance guarantees will result in non-recoverable costs which could exceed revenues realized from the project.

     The markets served by the business are highly competitive and for the most part require substantial resources, particularly highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by the business. Competition is primarily centered on performance and the ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost-efficient manner. The Company's engineering and construction business derives its competitive strength from its diversity, reputation for quality, cost-effectiveness, worldwide procurement capability, project management expertise, geographic coverage, ability to meet client requirements by performing construction on either a union or an open shop basis, ability to execute projects of varying sizes, strong safety record and lengthy experience with a wide range of services and technologies.

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

FLUOR DANIEL

     Fluor Daniel's operations are organized into industry groups responsible for identifying and capitalizing on opportunities in their market segments on a global basis. Individual operating companies within the groups focus on specific clients, industries and markets. The operating companies rely on a network of globally located engineering offices to provide resources and expertise in support of project execution worldwide. In addition to industry groups, Fluor Daniel's operations also include the Global Sales and Marketing Group which is responsible for sales and marketing support and assistance to all of the other industry groups and the Project Execution Group which provides construction, risk management and project management assistance and resources to all of the industry groups. As part of the Project Execution Group, the Global Automation Group is responsible for delivering automation tools for project execution with a focus on reducing project cost and schedule.

     The operations of Fluor Daniel are detailed below by industry group:

   Process

     The Process Group supports clients in the following basic industries: petroleum, petrochemicals, production, pipelines, chemicals, plastics and fibers.

     During fiscal 1998, Process Group contract awards included: engineering for a hydrocracker unit in Australia, a clean fuels project in England, an MC Doel Expansion in Belgium, services to improve utility requirements for oil production in Kazakhstan and an offshore gas platform and pipeline in Trinidad; engineering and procurement for an aromatics upgrading project in Belgium, a vacuum unit and hydrotreater revamp project in Canada and an olefin complex in Venezuela; engineering, procurement and construction for a refinery expansion in Canada, a polyethylene facility in Canada, an acrylonitrile expansion project in Texas, a specialty polymers resin project in Alabama, a toluene-isocyanate upgrade in Louisiana and a mono-ethlyene glycol unit as part of a joint venture in Canada; construction for a utilities rebuild in South Africa; engineering, procurement and construction management for a lubes plant expansion in Texas, a cationic monomers project in Arkansas, an LHC-2 ethane cracker in Argentina, pipelines and tanks in Minnesota, North Dakota and Wisconsin and an ethylene facility as part of a joint venture in Canada; and engineering and construction management for an LPG storage facility in Florida.

     Ongoing projects in fiscal 1998 include: engineering, procurement and project management for a pipeline, pump stations and marine facilities in Russia and Kazakhstan; engineering, procurement and construction management for a floating production storage offloading vessel in Scotland, a pipeline and production facility in Ecuador, an ethylene facility in Argentina, crude oil import/export pipeline, tanks, oil pump stations and terminal in Lithuania, a gas turbine generator in the Philippines, a LNG upstream facility, offshore gas platform, subsea and onshore pipelines in Trinidad, an acrylate monomer plant and a maleic anhydrite facility in Germany, paper and film finishing plants, a color line plant and utilities, siting and infrastructure for plants in China, an alliance with Witco for specialty chemical plants worldwide, a petrochemical complex in Saudi Arabia and a refinery upgrade in Ohio; engineering and procurement for a gas field development including low temperature separation unit compression and control facilities in the Netherlands, an expansion project in Saudi Arabia, a pipeline between Argentina and Chile, a crude stabilization project in Kazakhstan, a natural gas pipeline in New York, a joint venture performing work on an ethylene facility in Canada and an ethylene and polyethylene project in Texas; engineering for various chemical fiber plants throughout the United States, numerous maintenance shutdowns at various locations in the United States, a metaxylene unit in Texas, evergreen engineering support for Du Pont in Canada and Europe, a carbon black expansion in China, a heavy oil upgrader in Venezuela, a nitrogen generation complex in Mexico and a gas gathering and injection project in Abu Dhabi; engineering, procurement and construction for debottlenecking of existing facilities and an expanded lube oil plant in Indonesia, an upgrade of a residue hydrocracker in the Slovak Republic, a new PET facility in Mississippi, an upgrade of a polypropylene plant in Texas, expansion of a DNT/SAC plant in Texas, a PBT plant in South Carolina and a polypropylene project in Texas; capital construction and maintenance services on an evergreen basis for various chemical and fiber plants throughout the United States and small capital construction services in Tennessee and South Carolina; engineering and construction management for a refinery modernization in Poland and a CCR reformer project in Texas; construction management for a paraxylene decoupling and revamp in Alabama; construction for an oxo alcohol plant and a chemical plant, both in Louisiana; a services alliance in Texas and for numerous small capital projects at various locations in the United States; and capital management for various chemical and fiber plants throughout the United States.

     Projects completed in fiscal 1998 include: engineering, procurement and construction management for a hydrotreater in Canada, a hydrodesulfurization unit in Korea, a methanol plant in Norway, a polystyrene plant expansion in Louisiana, an ethylene plant expansion in Saudi Arabia, a fluid catalytic cracker unit in Texas, a L.S.D. hydrofiner in Canada, an export terminal expansion project in Scotland, a pipeline and export terminal in Azerbaijan, a refrigerated storage tank in New Hampshire, a carbon graphite expansion in South Carolina, a nylon BCF expansion in Canada and a resin coating plant in Great Britain; engineering, procurement and construction for a new film machine in an existing plant in New York, a polymer extrusion expansion in Louisiana and a PTA plant in the Netherlands; engineering and procurement for a chlor-alkali plant in Texas, a polypropylene complex in Canada, a CDU unit revamp in Poland and a gas plant modification in England; construction management for a lube oil revamp in Germany, an ethylene unit revamp in Louisiana and a paraxylene unit in Korea; engineering for a derivatives plant in Malaysia, an FCC expansion project in Utah, a benzene and paraxylene project in Thailand, a receiving terminal, pump stations, meter stations, pipelines and export terminal in Azerbaijan, a debottlenecking project in Indonesia, three geothermal power generation facilities in Indonesia, a polyethylene plant in Texas, a petroleum refinery expansion in Abu Dhabi, a propylene recovery project in Pennsylvania, an ethoxics and ethanol amines plant in Louisiana, an organic acids plant in Louisiana, a nylon facility in China, a polylactide facility in Nebraska and a latex relocation in Thailand; construction for a chemical line conversion and waste water treatment plant both in South Carolina; and project management for a nylon tire cord plant in India.

   Industrial

     The Industrial Group provides a broad range of services by supporting clients in the following industries: mining and metals, general manufacturing, electronics, pharmbio, fine chemicals, food, beverage and consumer products, commercial and institutional facilities, infrastructure, telecommunications and forest products. The Industrial Group also supports clients through ADP Marshall which provides professional services in architecture, engineering and construction management in the electronics industry and other industries, and through PACE, the operating company dedicated to serving Fluor Daniel's alliance with Procter & Gamble.

     During fiscal 1998, Industrial Group contract awards included: construction for a wood fiber board production facility in Illinois; construction management for a wood fiber board production facility in Ohio, highway expansion in California, an apartment complex in Florida, a grassroots assembly cleanroom facility in Ireland, office complex construction in California and Massachusetts, garage construction in Nevada, a cogeneration facility in Rhode Island, a global distribution facility in Connecticut, an office renovation in Massachusetts, a cleanroom facility in Georgia and a waste treatment facility in Pennsylvania; design-build services for a multi-lane highway in South Carolina and a toll road in Virginia; engineering for various aircraft facility upgrades in the United States, a magnesium plant addition in Utah, an aluminum smelter-electrical upgrade in South Carolina, a grassroots aluminum rolling mill in Brazil and an Emergency 911 communications center in California; engineering and procurement for a wheat refinery extension in the Netherlands and a steel cold rolling mill expansion in Maryland; engineering, procurement and construction for a smelting complex in Peru; engineering, procurement and construction management for a plant addition in Indiana, a paper machine expansion in Missouri, a paperboard mill expansion in Oklahoma, a gold mine in Chile, a process plant for a mine in Australia, a plant upgrade for a mine in Australia, a city renovation in Arizona, a cleanroom fit-up in New Jersey, hotel and casino construction in Nevada, retail facility construction in Nevada, various fit-up work for IBM throughout the United States, a new Mask house in Vermont, a grassroots animal growth hormone biologics facility in Georgia and a grassroots bulk pharmaceutical manufacturing facility in Ireland; a feasibility study for a solvent extraction project for recovery of bitumen in Canada; and project management for a mini-steel mill in Alabama.

     Ongoing projects include: construction management for an auto assembly plant in Brazil, a multi-product personal care facility in the Philippines, a nickel mine expansion in Indonesia, a convention center, a passenger terminal, a prison, an office park, multiple clean room renovations, a tobacco processing plant, the extension of an existing UTD facility and a hotel renovation, all in the United States, major infrastructure for a university in Saudi Arabia, an airport in South Korea and a test/assembly plant in Ireland; engineering, procurement and construction of a copper and gold mine in Indonesia, a food processing plant expansion in Tennessee, a nickel/cobalt mine and integrated processing facility in Australia and a copper mine in Peru; engineering, procurement and construction management for a beltway around Denver, Colorado, a copper mine addition in Chile, a grassroots copper mine in Chile, a bulk pharmaceuticals manufacturing facility in Ireland, expansion and rebuild of various snack food plants in the United States, continuing work in an ongoing alliance with Alcoa, Inc., an underground conveyor and crushing facility in the United States, and a grassroots gold mine in Chile; engineering for an iron mine in Australia, an aluminum recycle mill, an outsourcing contract for outside plant engineering services, a grassroots solid dosage pharmaceutical plant and a bovine somatotrophin manufacturing facility, all in the United States; engineering and construction of pet foods facilities in the United States; engineering and construction management for a sports facility in South Carolina, a tobacco facility in the Netherlands, a court/detention center in Texas and a propylated starch facility in Indianapolis; project management for rail stations for the Federal Transportation Administration in New York City, highway construction in Orange County, California and a rail transit recompetition in Los Angeles, California.

     Projects completed in fiscal 1998 included: engineering, procurement and construction for a production facility and a snack food facility in the United States, a paper machine expansion in Georgia, an ethanol facility in Canada, a vaccine manufacturing facility in Maryland and an Emergency 911 response system for Chicago, Illinois; engineering, procurement and construction management for a grassroots micromill, a beta carotene production facility, a botulinum toxin facility, a salt manufacturing facility, two snack food facilities and a beverage production facility, all in the United States, a grassroots copper and gold mine in Argentina, a conveyor/crusher refurbishment in Chile, expansion of an iron ore pelletizing processing facility in Brazil, a copper mine expansion in Indonesia, a potassium chloride plant expansion in Chile, a battery acid plant in Saudi Arabia, a wafer facility in Washington, a vitamin manufacturing facility in New Jersey, a multi-product personal care facility in China and a cellular site buildout for eight cities in the United States; engineering and procurement for a food additive processing plant in Ohio; engineering and construction management for an export facility in China and a hotel renovation in Indonesia; construction management for a wafer processing facility, an office facility, an image masking operation facility, a prison, fit ups and expansions, a film manufacturing facility and a wafer fabrication facility, all in the United States, a concrete facility in Taiwan, a tobacco facility in Malaysia, a specialty steel mill in Pennsylvania, an HVAC upgrade to a distribution facility in Mississippi and a conferencing center in Florida; engineering for billet conditioning in the United Sates, a pilot plant production facility in the United States, certain capital projects in Chile, a grassroots micro mill in Nevada, a grassroots gold mine in Venezuela, a melt shop facility in Indiana, a grassroots copper mine in Canada, a vitamin manufacturing facility in Texas and an engineering alliance for a multi-product facility in California; construction of a snack food facility in the United States, a distribution warehouse in South Carolina and a camcorder/laptop battery facility in Florida.

   Power and Government

     The Power and Government Group provides services to public electric utilities, private power companies and the United States government. The Duke/Fluor Daniel partnership provides services to the fossil fuel power industry.

     During fiscal 1998, Power and Government Group contract awards included: engineering, procurement and construction for a new processing facility producing diagnostic medical isotopes in Canada, a 215 megawatt simple cycle plant in Trinidad, a 135 megawatt congeneration facility in Great Britain, a 500 megawatt gas facility in Texas, a 440 megawatt cogeneration facility in Texas and a 500 megawatt plant in Maine; operations and maintenance for a gas turbine combined cycle facility in Connecticut; and engineering, procurement and construction management for an 18 megawatt facility in Great Britain.

     Ongoing projects include: engineering, procurement and construction for a 300 megawatt combined cycle plant in Saudi Arabia, a combined heat recovery coke plant and a 95 megawatt power block plus flue gas de-sulfurization unit in Indiana and a 111 megawatt combined cycle cogeneration facility in Thailand; engineering, procurement, construction and program management for a national laboratory in New Mexico; engineering, procurement, construction management and start-up for a 2X600 megawatt coal fired power plant in Indonesia; operations and maintenance for a 175 megawatt diesel system in Indonesia, a 130 megawatt cogeneration facility in Virginia, a 151 megawatt facility in Delaware and a 2X50 megawatt cogeneration plant in China; operations and/or maintenance and support services for a 764 megawatt nuclear plant in Nebraska; engineering for Federal Emergency Management Agency infrastructure support services throughout the United States; renewals of contracts for maintenance services for nuclear power plants in Arizona, Texas and South Carolina; maintenance for fossil and gas plants in North Carolina, Texas, Georgia, Arkansas, Australia, South Africa, California, Louisiana and Mississippi; management and integration contractor for a major United States Department of Energy ("DOE") facility in Washington ("Hanford"); additional DOE funding for engineering and design for a nuclear materials storage plant under a reconfiguration project in Nevada; engineering and construction management for various radar and weather stations located throughout the United States for the National Oceanic and Atmospheric Administration; engineering for the reconfiguration of the DOE weapons program, the DOE National Engineering Laboratories in Idaho and a waste handling facility for the DOE at Hanford; environmental remediation management for the DOE former uranium processing plant in Ohio (the "Fernald Project"); and management and operation services for the Naval Petroleum and Oil Shale Reserves program for the DOE in Colorado, Utah and Wyoming.

     Projects completed in fiscal 1998 included: engineering, procurement and construction for a 3X65 megawatt coal plant in Indonesia; engineering, procurement and construction management for a cogeneration plant in Great Britain; maintenance for fossil and gas plants in South Carolina; engineering and construction management of a 115 kilovolt transmission facility in Washington; assistance in operations assessment for a coal plant in China; engineering for a laboratory facility upgrade in Illinois; and renewal and maintenance for nuclear plants in Maryland, Kansas, Missouri, Virginia.

   Diversified Services

     The Diversified Services Group provides a variety of services to clients in a wide range of industries. The companies within this group operate globally and include TRS Staffing Solutions, which provides temporary and permanent placement services specializing in technical, professional and administrative personnel; American Equipment Company, which sells, rents, services and outsources equipment for construction and industrial needs; Maintenance Services Company, which furnishes repair, renovation, replacement, predictive and preventative services to commercial and industrial facilities; Technology Services Company, which provides productivity consulting services and maintenance management software to the manufacturing and process industries; and, during fiscal 1998, Fluor Daniel GTI, Inc. (55% owned by Fluor Daniel) which provides environmental remediation services.

     During fiscal 1998, Diversified Services Group acquisitions and dispositions included: the acquisition by TRS Staffing Solutions of Qualtech, a United States-based temporary placement firm that specializes in nuclear engineers; shortly after fiscal year 1998, effective November 30, 1998, American Equipment Company's purchase of the remaining 35% interest of Maquinaria Panamericana, S.A. de C.V. (an equipment rental company in Mexico) to bring ownership interest of that company to 100%; and shortly after fiscal year 1998, effective December 3, 1998, Fluor Daniel's sale of its 55% interest in Fluor Daniel GTI, Inc.

     During fiscal 1998, Diversified Services Group new awards included:
Maintenance for nuclear power plants in Florida, California and Australia; start-up support and maintenance consulting for a facility in Indiana; maintenance consulting for theme parks in California and Florida; equipment services agreements in

Canada, Peru, Texas, Ohio, Alabama, Oklahoma, Chile, Louisiana and Texas; and an equipment outsourcing agreement in Indiana.

     Ongoing projects include: an equipment services agreement to provide all support equipment, operator training and operators to mining sites in Chile, Indonesia and Peru and engineering for a United States Air Force Center in Texas; an equipment outsourcing contract at a petrochemical plant in Texas; maintenance for a tire manufacturing facility in Tennessee, a petrochemical plant in Texas, a refinery in Mississippi, an automobile manufacturing facility in Tennessee, and computer manufacturing facilities in Florida, Texas, North Carolina, Arizona, Colorado and California; environmental investigation, feasibility studies and remediation for the United States Army Environmental Center, the United States Army Corps of Engineers and the United States Environmental Protection Agency; engineering, procurement and construction management for an environmental remediation program for a toxic waste site in Indiana, the closure of a former ore processing site in Colorado and for a former zinc smelter and refinery in the United States; engineering for an alliance with Witco; environmental investigation and evaluation at U.S. military facilities in Hawaii, Guam and Puerto Rico; and site remediation at a plant in Illinois.

     Projects completed in fiscal 1998 included: an equipment outsourcing contract at a vehicle manufacturing facility in Argentina.

FLUOR CONSTRUCTORS

     Fluor Constructors is organized and operated separately from Fluor Daniel. Fluor Constructors provides unionized construction management, construction and maintenance services in the United States and Canada, both independently and as a subcontractor to Fluor Daniel and global support to all Fluor Daniel industry and regional groups.

     During fiscal 1998, Fluor Constructors contract awards included: construction and construction management services for a sheet rock facility in Illinois.

     Ongoing projects include: construction and construction management for a refinery upgrade in Ohio; and maintenance and outage support for fossil fuel power plants in Louisiana, Mississippi and Arkansas.

     Projects completed in fiscal 1998 included: construction and construction management for gas plant and pipeline expansion in California, a cogeneration plant in Indiana, a steam turbine project in Indiana and a wafer fabrication facility located in Camas, Washington; and maintenance and outage support for a nuclear power plant in Maryland and at various plant sites for a nuclear power plant in Missouri.

BACKLOG

     The following table sets forth the consolidated backlog of Fluor's engineering and construction segment at October 31, 1998 and 1997 by industry group:

                                                        1998       1997
                                                        ----       ----
                                                   (IN MILLIONS OF DOLLARS)
            Process.................................  $ 5,345    $ 6,384
            Industrial..............................    4,761      5,178
            Power and Government....................    1,272      2,092
            Diversified Services....................    1,267        716
                                                      -------    -------
                                                      $12,645    $14,370
                                                      =======    =======

     The following table sets forth the consolidated backlog of Fluor's engineering and construction segment at October 31, 1998 and 1997 by region:

                                                       1998       1997
                                                       ----       ----
                                                  (IN MILLIONS OF DOLLARS)
            United States..........................  $ 5,911    $ 5,665
            Asia Pacific (including Australia).....    2,260      3,959
            Europe, Africa and Middle East.........    2,023      3,828
            The Americas...........................    2,451        918
                                                     -------    -------
                                                     $12,645    $14,370
                                                     =======    =======

     Estimated portion not to be performed during fiscal 1999: 28%

     The dollar amount of the backlog is not necessarily indicative of the future earnings of Fluor related to the performance of such work. Although backlog represents only business which is considered to be firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of Fluor's control, such as changes in project schedules, Fluor cannot predict with certainty the portion of its October 31, 1998 backlog estimated to be performed subsequent to fiscal 1999.

     For additional information with respect to the Company's backlog, please see Management's Discussion and Analysis contained in Fluor's 1998 Annual Report to shareholders, which information is incorporated herein by this reference (and except for this section and other sections specifically incorporated herein by this reference in Items 1 through 8 of this report, Fluor's 1998 Annual Report to shareholders is not deemed to be filed as part of this report).

                                 COAL INVESTMENT

     A. T. Massey Coal Company, Inc. ("Massey"), which is headquartered in Richmond, Virginia and its subsidiaries conduct Massey's coal-related businesses and are collectively referred to herein as the "Massey Companies."

     The Massey Companies produce, process and sell bituminous, low sulfur coal of steam and metallurgical grades from 20 mining complexes (19 of which include preparation plants) located in West Virginia, Kentucky, Virginia and Tennessee. At October 31, 1998, one of the mining complexes was still in development and not yet producing coal.

     Operations at certain of the facilities are conducted in part through the use of independent contract miners. Steam coal is used primarily by utilities as fuel for power plants. Metallurgical coal is used primarily to make coke for use in the manufacture of steel.

     For each of the three years in the period ended October 31, 1998, the Massey Companies' production (expressed in thousands of short tons) of steam coal and metallurgical coal, respectively, was 19,611 and 18,410 for fiscal year 1998, 19,798 and 16,757 for fiscal year 1997 and 17,578 and 13,616 for fiscal year 1996. Sales (expressed in thousands of short tons) of coal produced by the Massey Companies were 37,608 for fiscal year 1998, 35,643 for fiscal year 1997 and 31,091 for fiscal year 1996.

     A large portion of the steam coal produced by the Massey Companies is sold to domestic utilities. Metallurgical coal is sold to both foreign and domestic steel producers. Approximately 59% of the Massey Companies' fiscal year 1998 coal production was sold under long-term contracts, 57% of which was steam coal and 43% of which was metallurgical coal. Approximately 14% of the coal tonnage sold by the Massey Companies in fiscal year 1998 was sold outside of North America.

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

     The Coal Industry Retiree Health Benefits Act of 1992 (the "Act") provides that certain retired coal miners who were members of the United Mine Workers of America, along with their spouses, are guaranteed health care benefits. The Massey Companies' obligation under the Act is currently estimated to aggregate approximately $47 million which will be recognized as expensed as payments are made. The amount expensed during fiscal year 1998 approximated $4.1 million.

     The management of the Massey Companies estimates that, as of October 31, 1998, the Massey Companies had total recoverable reserves (expressed in thousands of short tons) of 1,827,703; 709,476 of which are assigned recoverable reserves and 1,118,227 of which are unassigned recoverable reserves; and 1,324,827 of which are proven recoverable reserves and 502,876 of which are probable recoverable reserves.

     The management of the Massey Companies estimates that approximately one-third of the total reserves listed above consist of reserves that would be considered primarily metallurgical grade coal. They also estimate that approximately 68% of all reserves contain less than 1% sulfur. A portion of the steam coal reserves could be beneficiated to metallurgical grade by coal preparation plants and substantially all of the metallurgical coal reserves could be sold as high quality steam coal, if market conditions warrant.

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

     In fiscal year 1998, Massey expended approximately $8.1 million to comply with environmental, health and safety laws and regulations, none of which expenditures were capitalized. Massey anticipates making $7.0 million and $7.3 million in such non-capital expenditures in fiscal 1999 and 2000, respectively. Of these expenditures, $6.0 million, $5.0 million and $5.3 million for fiscal 1998, 1999 and 2000, respectively, were or are anticipated to be for surface reclamation. Existing financial reserves are believed to be adequate to cover actual and anticipated reclamation expenditures.

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

NUMBER OF EMPLOYEES

     The following table sets forth the number of salaried and craft/hourly employees of Fluor and its subsidiaries engaged in Fluor's business segments as of October 31, 1998:

                                           SALARIED    CRAFT/HOURLY    TOTAL
                                           --------    ------------    -----
       Engineering and Construction......   29,699        24,093       53,792
       Coal..............................    1,052         2,042        3,094
                                            ------        ------       ------
                                            30,751        26,135       56,886
                                            ======        ======       ======

OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

     The financial information for business segments and geographic areas is included in the Operations by Business Segment and Geographic Area section of the Notes to Consolidated Financial Statements in Fluor's 1998 Annual Report to shareholders, which section is incorporated herein by reference.

Business Risks

        Cost Overrun Risks Associated with Fixed, Maximum or Unit Priced Contracts. A number of our contracts for engineering and construction services are fixed, maximum or unit price contracts and fixed price incentive contracts. Under fixed, maximum or unit price contracts, we agree to perform the contract for a fixed price, and, as a result, benefit from potential cost savings. At the same time, however, we bear the risk for most cost overruns. Under fixed price incentive contracts, we share with our customer any cost savings up to a negotiated ceiling price and bear some or all of the risk of costs exceeding the negotiated ceiling price. Contract prices are established in part on cost estimates which are subject to a number of assumptions, such as assumptions regarding future economic conditions, price and availability of labor, equipment and materials, applicable law, weather delays or civil unrest labor disruptions. If, in the future, these estimates prove inaccurate, or circumstances change, cost overruns may occur. Significant cost overruns would have a material adverse effect on our results of operations and financial condition.

        Risk of Additional Costs Incurred by Project Performance Problems. In certain instances, we guarantee to a customer that we will complete a project by a scheduled date or that our facility will achieve certain performance standards. If the project or facility subsequently fails to meet the schedule or performance standards, we could incur additional costs. Depending on the nature of the project performance problem, the additional costs incurred may be non-recoverable which could exceed revenues realized from a project. Therefore, if we experience a project performance problem, there could be a material adverse effect on our results of operations and financial condition.

        Uncertainty of Future Contract Awards. Our estimates of future performance depend on, among other matters, our estimates as to whether and when we will receive certain new contract awards. While these estimates are based upon our good faith judgment, these estimates can be unreliable and may frequently change based on new facts as they become available. In the case of large-scale domestic and international projects where timing is often uncertain, it is particularly difficult to predict whether and when we will receive a contract award. The uncertainty of our contract award timing can present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce that is larger than called for under existing contracts in anticipation of future workforce needs under expected contract awards. If an expected contract award is delayed or not received, we would incur costs that could have a material adverse effect on our results of operations and financial condition.

        Intense Competition Poses Challenges to Profitability. We serve markets that are highly competitive and in which a large number of multinational and regional companies compete. In particular, the engineering and construction, coal and equipment distribution markets are highly competitive and require substantial resources and capital investment in inventory, equipment, technology and skilled personnel. Competition also negatively impacts our contract prices and profit margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. In the event that we are unable to meet these competitive challenges, there could be a material adverse effect on our results of operations and financial condition.

        Uncertainty of When We Might Receive Project Revenues. The time at which we receive revenue from our engineering and construction projects can be effected by a number of factors outside of our control. Depending upon external conditions, a client may either cancel a project, put it on hold or extend the schedule. Also, the realization of revenues may be impacted by future economic conditions, price and availability of labor, equipment and materials, applicable law, weather delays, civil unrest or labor disruptions. If revenue that we expect to receive from a project is either delayed or not received, there could be a material adverse effect on our results of operations and financial condition.

        Uncertainties Associated with Global Economic and Political Conditions. Our businesses are subject to fluctuations in demand and to changing economic and political conditions -- not only domestically, but internationally -- which are beyond our control. In particular, our engineering and construction and coal businesses are global and are effected by market conditions outside of the United States. These businesses are often subject to, among other matters, foreign government policies and regulations, embargoes, United States government policies, nationalization by foreign governments and international hostilities. Although we try to reduce our exposure to uncertain international market conditions, we are unable to completely predict or control the amount and mix of our business and sales. To the extent that our international businesses are effected by unexpected international market conditions, there could be a material adverse effect on our results of operations and financial condition.

        Uncertainties Associated with Government Contracts. A number of our contracts are government contracts. Typically, government contracts are subject to various restrictions and uncertainties such as oversight audits by government representatives and profit and cost controls. In some cases, government contracts are exposed to the uncertainties associated with Congressional funding. In addition, government contracts are subject to specific procurement regulations and a variety of other socio-economic requirements. We must comply with these government regulations and requirements, as well as, various statutes related to employment practices, environmental protection, recordkeeping and accounting. Our failure to comply with any of these regulations, requirements and statutes could lead to our suspension from government contracting or subcontracting for a period of time. In the event one of our government contracts is terminated for any reason, or if we are suspended from government contract work, there could be a material adverse effect on our results of operations and financial condition.

        Backlog Not Indicative of Future Earnings. The dollar amount of our backlog, as stated at any given time, is not necessarily indicative of our future earnings. Cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. In the event that there we experience significant cancellations or scope adjustments in our backlog contracts, there would be a material adverse effect on our results of operations and financial condition.

        Future Environmental, Safety and Health Requirements Could effect Financial Condition. It is impossible to reliably predict the full nature and impact of future legislative or regulatory developments relating to the environmental protection, safety and health requirements applicable to our operations (particularly with respect to our coal operations). The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. To the extent that the costs associated with meeting those requirements are substantial, there would be a material adverse effect on our results of operations and financial condition.

        Fluctuation in the Production and Sale of Coal. Our coal production and sales are subject to a variety of factors relating to operations, geology, transportation, environmental laws and weather. These factors routinely cause our coal production and sales to fluctuate -- sometimes negatively. For example, labor disruptions may adversely effect our coal production. Similarly, transportation delays may adversely effect our coal sales. Such disruptions and delays lead to increased production costs and, therefore, could have a material adverse effect on our results of operations and financial condition.

        Risks Associated with Equipment Distribution Business. A large percentage of our equipment distribution company's revenues come from customers which are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. Because the equipment distribution business requires large inventories of equipment to be maintained at dealer locations in order to facilitate immediate sales to customers on demand, if a significant economic downturn occurs, our equipment distribution company is at risk of holding expensive inventory without the ability to recoup its costs through rentals, sales or other means. In addition, our equipment distribution business obtains most of its equipment through dealership agreements with manufacturers. Each of these dealership agreements is terminable at the option of the manufacturer with little or, in some cases, no notice. In the event that we are holding excess equipment inventory or if one or more manufacturers elects to terminate our dealership agreements, there could be a material adverse effect on our results of operations and financial condition.

        Foreign Exchange Risks. Because our functional currency is the U.S. dollar, our non-U.S. operations sometimes face the additional risk of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. We attempt to limit our exposure to foreign currency fluctuations in our contracts by requiring client payments in U.S. dollars or other currencies that correspond to the currency in which project costs are incurred. Changes in the value of foreign currencies could have a material adverse effect on our results of operations and financial condition.

ITEM 2. PROPERTIES.

   Major Facilities

     Operations of Fluor and its subsidiaries are conducted in both owned and leased properties totaling approximately 7.2 million square feet. In addition, certain owned or leased properties of Fluor and its subsidiaries are leased or subleased to third party tenants. The following table describes the location and general character of the major existing facilities, exclusive of mines, coal preparation plants and their adjoining offices:


LOCATION                             INTEREST            PURPOSE
--------                             --------            -------
UNITED STATES AND CANADA:

Irvine, California                   Leased              Fluor Corporate Headquarters and Fluor Daniel Operations
Aliso Viejo, California              Leased              Fluor Corporate Headquarters and Fluor Daniel Operations
                                                         (under construction)
Calgary, Canada                      Leased              Fluor Daniel Canada Operations
Charlotte, North Carolina            Leased              Duke/Fluor Daniel Operations


LOCATION                             INTEREST            PURPOSE
--------                             --------            -------
Cincinnati, Ohio                     Leased              Fluor Daniel Operations and Procter & Gamble Alliance
                                                         (PACE)
Denver, Colorado                     Leased              Fluor Daniel Operations
Greenville, South Carolina           Owned and Leased    Fluor Daniel and American Equipment Operations
Houston (Sugar Land office), Texas   Owned               Fluor Daniel Operations
Pasadena, Texas                      Owned               American Equipment Offices and Yard
Philadelphia, Pennsylvania           Leased              Fluor Daniel Operations
   (Marlton, New Jersey office)
Phoenix, Arizona                     Leased              ADP Marshall Operations
Richland, Washington                 Leased              Fluor Daniel Hanford Operations
Riverdale, Illinois                  Owned               American Equipment Offices and Yard
Riverside, California                Owned               American Equipment Offices and Yard
Rumford, Rhode Island                Leased              ADP Marshall Operations
San Juan, Puerto Rico                Leased              Fluor Daniel Operations
Tucson, Arizona                      Leased              ADP Marshall Operations
Tulsa, Oklahoma                      Leased              Williams Brothers Operations
Vancouver, Canada                    Leased              Fluor Daniel Wright Operations
Washington, D.C.                     Leased              Fluor Daniel Operations

THE AMERICAS:

Caracas, Venezuela                   Leased              Tecnofluor Operations
Mexico City, Mexico                  Leased              ICA Fluor Daniel Operations
Monterey, Mexico                     Owned               American Equipment Offices and Yard
Santiago, Chile                      Owned and Leased    Fluor Daniel Chile SA and American Equipment Operations

EUROPE, AFRICA AND MIDDLE EAST:

Al Khobar, Saudi Arabia (Dhahran     Owned               Fluor Daniel Arabia Operations
area)
Asturias, Spain                      Leased              Fluor Daniel Espana SA Operations
Camberley, England                   Leased              Fluor Daniel Limited Operations
Haarlem, Netherlands                 Owned and Leased    Fluor Daniel B.V. Operations
Sandton, South Africa                Leased              Fluor Daniel Southern Africa Operations

ASIA AND ASIA PACIFIC:

Jakarta, Indonesia                   Leased              Fluor Daniel Eastern, Inc. Operations
Manila, Philippines                  Leased              Fluor Daniel Inc. Philippines Operations
Melbourne, Australia                 Leased              Fluor Daniel Pty. Ltd. Operations
New Dehli, India                     Leased              Fluor Daniel India Private Ltd. Operations

COAL OFFICES:

Richmond, Virginia                   Owned               A. T. Massey Operations
Charleston, West Virginia            Leased              A. T. Massey Operations

   Coal Properties

     See Item 1, Business, of this report for additional information regarding the coal operations and properties of Fluor.

ITEM 3. LEGAL PROCEEDINGS.

     Fluor and its subsidiaries, incident to their business activities, are parties to a number of legal proceedings in various stages of development. The majority of these proceedings, other than environmental proceedings, involve matters as to which liability, if any, of Fluor or its subsidiaries would be adequately covered by insurance. With respect to litigation outside the scope of applicable insurance coverage and to the extent insured claims may exceed liability limits, it is the opinion of the management of Fluor, based on reports of counsel, that these matters individually and in the aggregate will not have a material adverse effect upon the consolidated financial position or results of operations of Fluor.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT(1)

PHILIP J. CARROLL, Jr., age 61

     Director since July 1998; Chairman of the Board and Chief Executive Officer since July 1998; formerly President and Chief Executive Officer of Shell Oil Company since 1993.

DENNIS W. BENNER, age 57

     Vice President and Chief Information Officer since 1994; formerly Vice President and General Manager, Information and Vice President and General Manager, Target Marketing Services, for TRW from 1992 and 1986, respectively.

DON L. BLANKENSHIP, age 48

     Director since 1996; Chairman of the Board and Chief Executive Officer of A.T. Massey Coal Company, Inc.(3) since 1992; formerly President and Chief Operating Officer of that subsidiary from 1990; formerly President of Massey Coal Services, Inc.(4) from 1989; joined Rawl Sales & Processing Co.(5) in 1982.

LILA J. CHURNEY, age 46

     Vice President, Investor Relations, since 1994; joined the Company in 1980.

LAWRENCE N. FISHER, age 54

     Senior Vice President, Law and Secretary, since 1996; formerly Vice President, Corporate Law and Assistant Secretary from 1984; joined the Company in 1974.

FREDERICK J. GRIGSBY, age 51

     Senior Vice President, Human Resources and Administration, since January 9, 1999; formerly Vice President of Human Resources, Thermo King Corporation since 1995; formerly Director of HR WorkSource, Westinghouse Electric Corporation, since 1993.

GEORGE K. PALMER, age 55

     Vice President, Corporate Relations, since November 1998; formerly Principal, Palmer Communications Management, since 1997; formerly Vice President, Corporate Communications, Rhone-Poulenc Inc., since 1992.

JAMES O. ROLLANS, age 56

     Director since 1997; Chief Financial Officer since September 1998; Senior Vice President since 1992; formerly Chief Administrative Officer from 1994; formerly Chief Financial Officer from 1992; formerly Vice President, Corporate Communications from 1982; joined the Company in 1982.

JAMES C. STEIN, age 55

     Director since 1997; President and Chief Operating Officer, Fluor Daniel, Inc.(2) since 1997; formerly Group President, Diversified Services, of Fluor Daniel, Inc. since 1994; formerly President, Business Units, of that company from 1993; formerly President, Industrial Sector, of that company from 1986; joined the Company in 1964.


----------

(1) Except where otherwise indicated, all references are to positions held with Fluor.
(2) Fluor Daniel, Inc., which provides design, engineering, procurement, construction management, maintenance and other diversified services to a wide range of industrial, commercial, utility, natural resources, energy and governmental clients, is an indirectly wholly-owned subsidiary of Fluor.
(3) A. T. Massey Coal Company, Inc. ("A. T. Massey"), is an indirectly wholly-owned subsidiary of Fluor which, along with Massey's subsidiaries, conducts A. T. Massey's coal-related businesses.
(4)  Massey Coal Services, Inc. is a wholly-owned subsidiary of Massey.
(5)  Rawl Sales & Processing Co. is a wholly-owned subsidiary of Massey.


                                     PART II

     Information for Items 5, 6, 7, 7A is contained in Fluor's 1998 Annual Report to shareholders, which information is incorporated herein by reference:

ITEM NO.    TITLE                                                        ANNUAL REPORT TO SHAREHOLDERS SECTION
--------    -----                                                        -------------------------------------
ITEM 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters......................................... Shareholders' Reference

ITEM 6.     Selected Financial Data..................................... Selected Financial Data

ITEM 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................... Management's Discussion and Analysis

ITEM 7A.    Quantitative and Qualitative Discussions about Market Risk.. Management's Discussion and Analysis

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information for Item 8 is included in Fluor's consolidated financial statements as of October 31, 1998 and 1997 and for each of the three years in the period ended October 31, 1998 and Fluor's unaudited quarterly financial data for the two year period ended October 31, 1998, in the Consolidated Financial Statements (including the Consolidated Balance Sheet, Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Equity and Notes to Consolidated Financial Statements) and unaudited Quarterly Financial Data sections of Fluor's 1998 Annual Report to shareholders, which are incorporated herein by reference. The report of independent auditors on Fluor's consolidated financial statements is in the Management's and Independent Auditors' Reports section of Fluor's 1998 Annual Report to shareholders and is also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning Fluor's executive officers is included under the caption "Executive Officers of the Registrant" in Part I, following Item 4. Other information required by this item is included in the Biographical section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of Fluor's fiscal year ended October 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

     Fluor maintains certain employee benefit plans and programs in which its executive officers and directors are participants. Copies of these plans and programs are set forth or incorporated by reference as Exhibits 10.1 through
10.22 inclusive to this report. Certain of these plans and programs provide for payment of benefits or for acceleration of vesting of benefits upon the occurrence of a change of control of Fluor as that term is defined in such plans and programs. The amounts payable thereunder would represent an increased cost to be paid by Fluor (and indirectly by its shareholders) in the event of a change in control of Fluor. This increased cost would be a factor to be taken into account by a prospective purchaser of the Company in determining whether and at what price, it would seek control of the Company and whether it would seek the removal of then existing management.

     If a change of control were to have occurred on October 31, 1998, the additional amounts payable by Fluor, either in cash or in stock, if each of the five most highly compensated executive officers and all executive officers as a group were thereupon involuntarily terminated without cause would be as follows:

                                                      RESTRICTED      SUPPLEMENTAL
INDIVIDUAL OR GROUP                                 STOCK PLANS(1)  BENEFIT PLAN(2)
-------------------                                 --------------  ---------------
Philip J. Carroll, Jr...............................          $0       $1,315,502
Don L. Blankenship..................................     963,137          454,982
James C. Stein......................................     780,121          454,982
James O. Rollans....................................   1,090,417          523,229
Lawrence N. Fisher..................................     417,320          170,618
All Executive Officers (9) including the above......  $3,569,553       $2,994,527

----------

(1) Value at October 31, 1998 of previously awarded restricted stock which would vest upon change of control.
(2) Lump sum entitlement of previously awarded benefits which would vest upon change of control.

     Further disclosure required by this item is included in the Organization and Compensation Committee Report on Executive Compensation and Executive Compensation and Other Information sections of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Fluor's fiscal year ended October 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is included in the Stock Ownership section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Fluor's fiscal year ended October 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is included in the Other Matters section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Fluor's fiscal year ended October 31, 1998.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this report:


1.   Financial Statements:

          The following financial statements are contained in Fluor's 1998
          Annual Report to shareholders:

          Consolidated Balance Sheet at October 31, 1998 and 1997

          Consolidated Statement of Earnings for the years ended October 31, 1998, 1997 and 1996

          Consolidated Statement of Cash Flows for the years ended October 31,
          1998, 1997 and 1996

          Consolidated Statement of Shareholders' Equity for the years ended
          October 31, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements.

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

3.        Exhibits:

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------

3.1       Restated Certificate of Incorporation of Fluor Corporation [filed as
          Exhibit 3.1 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1987 and incorporated herein by reference]

3.2       Restated Bylaws (as amended effective December 9, 1998) of Fluor
          Corporation [filed as Exhibit 3.2 to Form 8-K on December 11, 1998 and incorporated herein by this reference]

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

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
10.2    Fluor Executive Deferred Compensation Program (as amended and restated effective May 1, 1995) [filed as
        Exhibit 10.2 to Fluor's annual report on Form 10-K for the fiscal year ended October 31,1995 and incorporated herein by this reference]

10.3    1982 Fluor Executive Stock Option Plan (as amended by Amendment No. 2 effective December 9, 1986) [filed as Exhibit 10.10 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1986 and incorporated herein by reference]

10.4    Fluor Executives' Health Plan Summary [filed as Exhibit 10.11 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1985 and incorporated herein by reference]

10.5    Directors' Life Insurance Summary [filed as Exhibit 10(i) to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1980 and incorporated herein by reference]

10.6    Executive Tax Services Plan (as amended and effective as of November 1, 1993) [filed as Exhibit 10.10 to
        Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1993 and incorporated herein by reference]

10.7    Executive Personal Financial Counseling Plan (as amended and effective as of November 1, 1993) [filed as
        Exhibit 10.11 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1993 and incorporated herein by reference]

10.8    Company Automobile Policy Summary [filed as Exhibit 10.15 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1989 and incorporated herein by reference]

10.9    Fluor Executives' Supplemental Benefit Plan (as amended by First Amendment effective November 15, 1983)
        [filed as Exhibit 10.16 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1983 and incorporated herein by reference]

10.10   1988 Fluor Executive Stock Plan (as amended and restated effective December 6, 1994) [filed as Exhibit
        10.13 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]

10.11   Fluor Corporation Change of Control Compensation Plan (as amended and restated by Second Amendment effective October 1, 1989) [filed as Exhibit 10.19 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1989 and incorporated herein by reference]

10.12   Fluor Special Executive Incentive Plan (as amended effective December 6, 1994) [filed as Exhibit 10.15 to
        Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]

10.13   Retirement Plan for Outside Directors (effective as of May 1, 1992) [filed as Exhibit 10.18 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference]

10.14   Executive Severance Plan (effective as of April 14, 1997) [filed as Exhibit 10.17 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1997 and incorporated herein by this reference]

10.15   Directors' Achievement Award Program (effective as of December 6, 1994) [filed as Exhibit 10.18 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]

10.16   Fluor Corporation Stock Plan for Non-Employee Directors (adopted effective March 14, 1995) [filed as
        Exhibit 10.21 to Fluor's quarterly report on Form 10-Q for the quarterly period ended April 30, 1995 and incorporated herein by reference]

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
10.17   1996 Fluor Executive Stock Plan (effective March 12, 1996 as amended December 10, 1996) [filed as Exhibit
        10.20 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1996 and incorporated herein by this reference]

10.18   Fluor Corporation Restricted Stock Plan for Non-Employee Directors [filed as Exhibit 10.1 to Fluor's quarterly report as Form 10-Q for the quarterly period ended April 30, 1997 and incorporated herein by this reference]

10.19   Employment Agreement between Fluor Corporation and Philip J. Carroll, Jr. dated as of July 1, 1998

10.20   Employment Agreement between Fluor Corporation, A.T. Massey Coal Company, Inc. and Don L. Blankenship
        dated as of October 1, 1998 reference

10.21   Special Successor and Development Retention Program between Fluor Corporation and Don L. Blankenship dated as of September 1998

10.22   Settlement and Release Agreement between Fluor Corporation and Leslie G. McGraw dated January 22, 1998


                                              OTHER CONTRACTS

10.23   Concourse Lease dated as of July 26, 1985 between Fluor Corporation and Fluor Engineers, Inc. (an entity now having the corporate name of Fluor Daniel, Inc.) with respect to a portion of the International
        Headquarters facility located in Irvine, California, formerly owned by Fluor (the "Irvine facility");
        Schedule of substantially identical Building Pod Lease and Corporate Tower Lease; and Assignment of Master
        Leases dated July 26, 1985, assigning Fluor's lessor interest to Crow Winthrop Operating Partnership
        ("CWOP") [filed as Exhibit 10.21 to Fluor's annual report on Form 10-K for the fiscal year ended October
        31, 1985 and incorporated herein by reference]

10.24   Amendment to Master Leases by and between CWOP, Fluor Daniel, Inc. and Fluor Corporation dated as of
        November 1, 1989 with respect to the Irvine facility [filed as Exhibit 10.19 to Fluor's annual report on
        Form 10-K for the fiscal year ended October 31, 1991 and incorporated herein by reference]

13      Certain provisions of 1998 Annual Report to shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7, 7A and 8 of this report, Fluor's 1998 Annual Report to shareholders is not deemed to be filed as part of this report)

21      Fluor Corporation Subsidiaries

23      Consent of Independent Auditors -- Ernst & Young LLP

24      Manually signed Powers of Attorney executed by certain Fluor directors

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

January 22, 1999                        FLUOR CORPORATION

                                        By: /s/        J. O. Rollans
                                            ------------------------------------
                                            J. O. Rollans, Senior Vice President
                                                and Chief Financial Officer


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


                   SIGNATURE                                        TITLE                        DATE
                   ---------                                        -----                        ----

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

/s/             P. J. Carroll, Jr.                          Chief Executive Officer        January 22, 1999
--------------------------------------------------
                P. J. Carroll, Jr.

PRINCIPAL FINANCIAL OFFICER AND DIRECTOR:
                                                        Senior Vice President and Chief
/s/               J. O. Rollans                                Financial Officer           January 22, 1999
--------------------------------------------------
                  J. O. Rollans

PRINCIPAL ACCOUNTING OFFICER

/s/               V. L. Prechtl                          Vice President and Controller     January 22, 1999
--------------------------------------------------
                  V. L. Prechtl

OTHER DIRECTORS:

                        *                                          Director                January 22, 1999
--------------------------------------------------
                D. L. Blankenship

                        *                                          Director                January 22, 1999
--------------------------------------------------
               C. A. Campbell, Jr.

                        *                                          Director                January 22, 1999
--------------------------------------------------
                   P. J. Fluor

                        *                                          Director                January 22, 1999
--------------------------------------------------
                  D. P. Gardner

                        *                                          Director                January 22, 1999
--------------------------------------------------
                  T. L. Gossage

                        *                                          Director                January 22, 1999
--------------------------------------------------
                   B. R. Inman

                   SIGNATURE                                        TITLE                        DATE
                   ---------                                        -----                        ----

                        *                                          Director                January 22, 1999
--------------------------------------------------
                 V. S. Martinez

                        *                                          Director                January 22, 1999
--------------------------------------------------
                  D. R. O'Hare

                        *                                          Director                January 22, 1999
--------------------------------------------------
             Lord Renwick, K.C.M.G.

                        *                                          Director                January 22, 1999
--------------------------------------------------
                   M. R. Seger

                        *                                          Director                January 22, 1999
--------------------------------------------------
                   J.C. Stein


  By:   /s/       L. N. FISHER                                                             January 22, 1999
        ------------------------------------------
                  L. N. Fisher
                Attorney-in-fact


     Manually signed Powers of Attorney authorizing L. N. Fisher, R. M. Bukaty and R. R. Dryden and each of them, to sign the annual report on Form 10-K for the fiscal year ended October 31, 1998 and any amendments thereto as attorneys-in-fact for certain directors and officers of the registrant are included herein as Exhibits 24.

                                  EXHIBIT INDEX

  EXHIBIT     DESCRIPTION
------------ -------------------------------------------------------------------
    3.1       Restated Certificate of Incorporation of Fluor Corporation [filed as Exhibit 3.1 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1987 and incorporated herein by reference]

    3.2 Restated Bylaws (as amended effective December 9, 1998) of Fluor Corporation [filed as Exhibit 3.2 to Form 8-K on December 11, 1998 and incorporated herein by this reference]

    4.1 Indenture dated July 1, 1986 between Fluor Corporation and Irving Trust Company, trustee [filed as Exhibit 4 to Registration No. 33-6960 for the issuance of up to $250 million of debt securities and incorporated herein by reference]

    4.2 Fluor Corporation Dividend Reinvestment Plan (as amended and restated June 30, 1995) [filed as Exhibit 4.2 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference.]

    4.3 Indenture dated as of February 18, 1997 between Fluor Corporation and Banker's Trust Company, trustee [filed as Exhibit 4 to Form S-3, Registration No. 333-18315 for the issuance of up to $350 million of debt securities and incorporated herein by this reference].

   10.1 Fluor Corporation and Subsidiaries Executive Incentive Compensation Plan (as amended and restated through September 15,
              1988) [filed as Exhibit 10.2 to Fluor's quarterly report on Form 10-Q for the quarterly period ended July 31, 1996 and incorporated herein by reference]

   10.2 Fluor Executive Deferred Compensation Program (as amended and restated effective May 1, 1995) [filed as Exhibit 10.2 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by this reference]

   10.3 Fluor Corporation Deferred Directors' Fees Program (as amended through November 15, 1983) [filed as Exhibit 10.4 to Fluor's quarterly report on Form 10-Q for the quarterly period ended April 30, 1995 and incorporated herein by reference]

   10.4 Fluor Executives' Health Plan Summary [filed as Exhibit 10.11 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1985 and incorporated herein by reference]

   10.5 Directors' Life Insurance Summary [filed as Exhibit 10(i) to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1980 and incorporated herein by reference]

   10.6 Executive Tax Services Plan (as amended and effective as of November 1, 1993) [filed as Exhibit 10.10 to Fluor's annual report on Form 10-K for the fiscal year ended October 31,1993 and incorporated herein by reference]

  EXHIBIT     DESCRIPTION
------------ -------------------------------------------------------------------
   10.7       Executive Personal Financial Counseling Plan (as amended and effective as of November 1, 1993) [filed as Exhibit 10.11 to
              Fluor's annual report on Form 10-K for the fiscal year ended
              October 31, 1993 and incorporated herein by reference]

   10.8 Company Automobile Policy Summary [filed as Exhibit 10.15 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1989 and incorporated herein by reference]

   10.9 Fluor Executives' Supplemental Benefit Plan (as amended by First Amendment effective November 15, 1983) [filed as Exhibit 10.16 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1983 and incorporated herein by reference]

   10.10 1988 Fluor Executive Stock Plan (as amended and restated effective December 6, 1994) [filed as Exhibit 10.13 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]

   10.11 Fluor Corporation Change of Control Compensation Plan (as amended and restated by Second Amendment effective October 1, 1989) [filed as Exhibit 10.19 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1989 and incorporated herein by reference]

   10.12 Fluor Special Executive Incentive Plan (as amended effective December 6, 1994) [filed as Exhibit 10.15 to Fluor's annual report on Form 10-K for the fiscal year ended October 31,1995 and incorporated herein by reference]

   10.13      Retirement Plan for Outside Directors (effective as of May 1,
              1992) [filed as Exhibit 10.18 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference]

   10.14 Executive Severance Plan (effective as of April 14, 1997) [filed as Exhibit 10.17 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1997 and incorporated herein by this reference]

   10.15      Directors' Achievement Award Program (effective as of December 6,
              1994) [filed as Exhibit 10.18 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]

   10.16 Fluor Corporation Stock Plan for Non-Employee Directors (adopted effective March 14, 1995) [filed as Exhibit 10.21 to Fluor's quarterly report on Form 10-Q for the quarterly period ended April 30, 1995 and incorporated herein by reference]

   10.17 1996 Fluor Executive Stock Plan (effective March 12, 1996 as amended December 10, 1996) [filed as Exhibit 10.20 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1996 and incorporated herein by this reference]

   10.18 Fluor Corporation Restricted Stock Plan for Non-Employee Directors [filed as Exhibit 10.1 to Fluor's quarterly report as Form 10-Q for the quarterly period ended April 30, 1997 and incorporated herein by this reference]

   10.19 Employment Agreement between Fluor Corporation and Philip J. Carroll, Jr. dated as of July 1, 1998

  EXHIBIT     DESCRIPTION
------------ ------------------------------------------------------------------
   10.20      Employment Agreement between Fluor Corporation, A.T. Massey Coal
              Company, Inc. and Don L. Blankenship dated as of October 1, 1998

   10.21 Special Successor and Development Retention Program between Fluor Corporation and Don L. Blankenship dated as of September 1998

   10.22 Settlement and Release Agreement between Fluor Corporation and Leslie G. McGraw dated January 22, 1998

                                 OTHER CONTRACTS

   10.23 Concourse Lease dated as of July 26, 1985 between Fluor Corporation and Fluor Engineers, Inc. (an entity now having the corporate name of Fluor Daniel, Inc.) with respect to a portion of the International Headquarters facility located in Irvine, California, formerly owned by Fluor (the "Irvine facility"); Schedule of substantially identical Building Pod Lease and Corporate Tower Lease; and Assignment of Master Leases dated July 26, 1985, assigning Fluor's lessor interest to Crow Winthrop Operating Partnership ("CWOP") [filed as Exhibit 10.21 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1985 and incorporated herein by reference]

   10.24 Amendment to Master Leases by and between CWOP, Fluor Daniel, Inc. and Fluor Corporation dated as of November 1, 1989 with respect to the Irvine facility [filed as Exhibit 10.19 to Fluor's annual report on Form 10-K for the fiscal year ended October 31,1991 and incorporated herein by reference]

   13 Certain provisions of 1998 Annual Report to shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7, 7A and 8 of this report, Fluor's 1998 Annual Report to shareholders is not deemed to be filed as part of this report)

   21         Fluor Corporation Subsidiaries

   23         Consent of Independent Auditors--Ernst & Young LLP

   24 Manually signed Powers of Attorney executed by certain Fluor directors

   27         Financial Data Schedule