Form 10-Q
period 1999-01-31
FLUOR CORP/DE/
filed 1999-03-17
CIK 37748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended January 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 28, 1999 there were 75,791,463 shares of common stock outstanding.

                                FLUOR CORPORATION

                                    FORM 10-Q

                                JANUARY 31, 1999



TABLE OF CONTENTS                                                               PAGE
------------------------------------------------------------------------------------
Part I:  Financial Information

         Condensed Consolidated Statement of Earnings for the Three Months
         Ended January 31, 1999 and 1998 .......................................  2

         Condensed Consolidated Balance Sheet at January 31, 1999 and
         October 31, 1998.......................................................  3

         Condensed Consolidated Statement of Cash Flows for the Three
         Months Ended January 31, 1999 and 1998 ................................  5

         Notes to Condensed Consolidated Financial Statements...................  6

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations .................................................  9

         Changes in Backlog .................................................... 15

Part II: Other Information ..................................................... 16

Signatures ..................................................................... 17

                         PART I: FINANCIAL INFORMATION

         FLUOR CORPORATION CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                  Three Months Ended January 31, 1999 and 1998

                                   UNAUDITED


In thousands, except per share amounts                      1999                 1998
----------------------------------------------------------------------------------------
REVENUES                                                 $ 3,384,065         $ 3,399,019

COSTS AND EXPENSES

     Cost of revenues                                      3,291,204           3,309,279
     Corporate administrative and general expense              9,558                 448
     Interest expense                                         13,004               9,422
     Interest income                                          (4,600)             (4,588)
                                                         -----------         -----------
Total Costs and Expenses                                   3,309,166           3,314,561


EARNINGS BEFORE INCOME TAXES                                  74,899              84,458
INCOME TAX EXPENSE                                            23,818              29,645
                                                         -----------         -----------
NET EARNINGS                                             $    51,081         $    54,813
                                                         ===========         ===========

EARNINGS PER SHARE
     BASIC                                               $       .68         $       .66
                                                         ===========         ===========
     DILUTED                                             $       .68         $       .66
                                                         ===========         ===========
DIVIDENDS PER COMMON SHARE                               $       .20         $       .20
                                                         ===========         ===========

SHARES USED TO CALCULATE
     BASIC EARNINGS PER SHARE                                 75,119              82,575
                                                         ===========         ===========
     DILUTED EARNINGS PER SHARE                               75,633              82,636
                                                         ===========         ===========

See Accompanying Notes.

                                FLUOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      January 31, 1999 and October 31, 1998

                                    UNAUDITED

                                                         January 31,       October 31,
$ in thousands                                              1999              1998*
--------------------------------------------------------------------------------------
ASSETS

Current Assets
      Cash and cash equivalents                          $  308,248        $  340,544
      Accounts and notes receivable                         871,732           959,416
      Contract work in progress                             620,422           596,983
      Deferred taxes                                         77,746            81,155
      Inventory and other current assets                    340,947           262,753
      Net assets held for sale                                 --              36,300
                                                         ----------        ----------
           Total current assets                           2,219,095         2,277,151
                                                         ----------        ----------

Property, Plant and Equipment (net of accumulated
      depreciation, depletion and amortization of
      $1,180,185 and $1,132,923, respectively)            2,175,380         2,147,308
Investments and goodwill, net                               271,024           276,653
Other                                                       352,451           318,096
                                                         ==========        ==========
                                                         $5,017,950        $5,019,208
                                                         ==========        ==========

                            (Continued On Next Page)

* Amounts at October 31, 1998 have been derived from audited financial statements.

                                FLUOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      January 31, 1999 and October 31, 1998

                                    UNAUDITED

                                                          January 31,         October 31,
$ in thousands                                               1999               1998*
-----------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
       Trade accounts and notes payable                  $   945,558         $   972,096
       Commercial paper and loan notes                       378,164             428,458
       Advance billings on contracts                         608,446             546,816
       Accrued salaries, wages and benefit plans             282,968             324,412
       Other accrued liabilities                             235,249             223,596
       Current portion of long-term debt                          16                 176
                                                         -----------         -----------
            Total current liabilities                      2,450,401           2,495,554
                                                         -----------         -----------

Long-term debt due after one year                            300,000             300,428
Deferred taxes                                                99,379             105,515
Other noncurrent liabilities                                 602,494             592,102
Contingencies and Commitments
Shareholders' Equity
       Capital stock
       Preferred - authorized 20,000,000
            shares without par value; none issued
       Common - authorized 150,000,000
            shares of $.625 par value; issued and
            outstanding - 75,791,659 shares and
            75,572,537 shares, respectively                   47,370              47,233
       Additional capital                                    207,955             199,077
       Retained earnings                                   1,367,765           1,331,843
       Unamortized executive stock plan expense              (27,729)            (22,633)
       Accumulated other comprehensive income:
            Cumulative translation adjustment                (29,685)            (29,911)
                                                         -----------         -----------
            Total shareholders' equity                     1,565,676           1,525,609
                                                         -----------         -----------
                                                         $ 5,017,950         $ 5,019,208
                                                         ===========         ===========

See Accompanying Notes.

* Amounts at October 31, 1998 have been derived from audited financial statements.

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  Three Months Ended January 31, 1999 and 1998

                                    UNAUDITED


$ in thousands                                                        1999               1998
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net earnings                                                   $  51,081         $  54,813
     Adjustments to reconcile net earnings to cash
     provided by operating activities:
         Depreciation, depletion and amortization                      77,917            69,663
         Deferred taxes                                                   469            (8,052)
         Changes in operating assets and liabilities,
              excluding effects of businesses acquired                (51,277)           24,187
         Other, net                                                   (27,997)           19,527
                                                                    ---------         ---------
Cash provided by operating activities                                  50,193           160,138
                                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES

     Capital expenditures                                            (135,057)         (100,656)
     Proceeds from sale of subsidiary                                  36,300              --
     Proceeds from sale of property, plant and equipment               42,272            12,942
     Proceeds from sales/maturities of marketable securities             --              10,089
     Investments, net                                                  (4,502)           (5,454)
     Other, net                                                        (4,629)           (6,773)
                                                                    ---------         ---------
Cash utilized by investing activities                                 (65,616)          (89,852)
                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES

     Decrease in short-term borrowings                                (41,135)          (11,185)
     Proceeds from issuance of notes payable to affiliate              38,500              --
     Cash dividends paid                                              (15,159)          (16,694)
     Stock options exercised                                            1,854                61
     Purchases of common stock                                           --             (35,204)
     Other, net                                                          (933)           (1,175)
                                                                    ---------         ---------
Cash utilized by financing activities                                 (16,873)          (64,197)
                                                                    ---------         ---------
(Decrease) increase in cash and cash equivalents                      (32,296)            6,089
Cash and cash equivalents at beginning of period                      340,544           299,324
                                                                    ---------         ---------
Cash and cash equivalents at end of period                          $ 308,248         $ 305,413
                                                                    =========         =========

See Accompanying Notes.

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

(1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's October 31, 1998 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended January 31, 1999 are not necessarily indicative of results that can be expected for the full year.

        The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at January 31, 1999 and its consolidated results of operations and cash flows for the three months ended January 31, 1999 and 1998.

        Certain 1998 amounts have been reclassified to conform with the 1999 presentation.


(2)     Inventories comprise the following:

                                         January 31,     October 31,
        $  in thousands                    1999            1998
        -----------------------------------------------------------
        Equipment for sale/rental         $128,125        $ 94,179
        Coal                                72,388          52,628
        Supplies and other                  52,707          51,838
                                          --------        --------
                                          $253,220        $198,645
                                          ========        ========

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                    UNAUDITED


(3) Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No.
        130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement has no impact on the Company's net earnings or shareholders' equity. SFAS No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

        The components of comprehensive income, net of related tax, are as follows:

                                                          Three months ended
                                                             January 31,
                                                       ------------------------
                                                         1999            1998
        (in thousands)                                 --------        --------
        Net earnings                                   $ 51,081        $ 54,813
        Foreign currency translation adjustment             226          (7,707)
                                                       --------        --------
        Comprehensive income                           $ 51,307        $ 47,106
                                                       ========        ========

(4) Cash paid for interest was $3.5 million and $3.8 million for the three month periods ended January 31, 1999 and 1998, respectively. Income tax payments, net of receipts, were $21.5 million during the three month period ended January 31, 1999. Income tax receipts, net of payments, were $15.6 million for the first quarter of 1998, reflecting the receipt of a $30 million tax refund on January 30, 1998.


(5) During the fourth quarter of 1998, the Company entered into a forward purchase contract for 1,850,000 shares of its common stock at a price of $49 per share. The contract matures in October 1999 and gives the Company the ultimate choice of settlement option, either physical settlement or net share settlement. This contract effectively incorporates and extends a number of prior contracts originally entered into during the third quarter of 1998 as part of the Company's then ongoing share repurchase program. As of January 31, 1999, the contract settlement cost per share exceeded the current market price per share by $11.67.

         Although the ultimate choice of settlement option resides with the Company, if the average three-day closing price (as defined in the contract) of the Company's common stock falls to $30 per share or lower, the holder of the contract has the right to require the Company to file a shelf registration statement with the Securities and Exchange Commission for the issuance of shares necessary to settle the contract. In addition, if the average three-day closing price (as defined in the contract) of the Company's common stock falls to $25 per share or lower, the holder of the contract has the right to require the Company to immediately settle the contract, either by physical settlement or net share settlement. The average closing price for the Company's common stock for the three days ended March 16, 1999 was $29.67 per share.


(6) On March 9, 1999, the company announced a new strategic direction, including a reorganization of its current operating units and administrative functions. A one-time, pre-tax charge of $130 million will be taken in the Company's second quarter for the implementation of the reorganization. The charge will be primarily for personnel and facilities costs. See "Recent Events" in Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the March 9 announcement.

                                FLUOR CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes and the Company's October 31, 1998 annual report on Form 10-K. For purposes of reviewing this document "operating profit" is calculated as revenues less cost of revenues excluding: corporate administrative and general expense; interest expense; interest income; domestic and foreign income taxes; gain or loss on discontinued operations; the cumulative effect of a change in accounting principles; and certain other miscellaneous non-operating income and expense items which are immaterial.

FORWARD-LOOKING INFORMATION

Estimates or projections of the Company's future results, including estimated and projected operating profits and earnings for the Company and its Engineering and Construction and Coal segments, projected reductions in overhead expenses, and estimates of new contract awards are forward-looking. Statements regarding industry and competitive trends are also forward looking. Such forward looking statements reflect current analysis of existing information. Caution must be exercised in relying on forward looking statements. Due to known and unknown risks, actual results may differ materially from expected or projected results. Factors potentially contributing to such differences include, among others:

o    Cost overruns on contracts and other contract performance risk

o    The uncertain timing of awards and revenues under contracts

o Project financing risk, credit risk, risks associated with government funding of contracts

o    Market conditions impacting realization of investments

o Conditions affecting the domestic and international coal market, including competition in the global market for steel and weather conditions

o    Global economic and political conditions

o    Unforeseen impediments to the Company's access to capital markets

o    Year 2000 readiness

o Unforeseen impediments to the realization of the Company's strategic initiatives

Additional information concerning these and other factors can be found in press releases as well as the Company's public periodic filings with the Securities and Exchange Commission, including the discussion under the heading "Item 1. Business - Other Matters - Fluor Business Risks" in the Company's Form 10-K filed January 22, 1999. These filings are available publicly and upon request from Fluor's Investor Relations Department: (949) 975-3909. The Company disclaims any intent or obligation to update its forward-looking statements.

RECENT EVENTS

On March 9, 1999, the Company announced various initiatives to respond to deteriorating business environments in its two principal business segments and to strategically position the Company for profitability, growth and the creation of shareholder value long term.

The Company plans to consolidate its Fluor Daniel organizational structure by closing 15 offices and eliminating 5,000 positions by the end of 1999. A one-time, pre-tax charge of $130 million will be recorded in the Company's 1999 second quarter for the implementation of these actions, primarily for personnel and facilities costs. The Company anticipates the reduction in overhead resulting from these actions will total $160 million annually.

Looking forward, the increasingly challenging business conditions will likely reduce the Company's new awards for the year to approximately $6 billion. Further, the Company's coal segment is experiencing price and volume deterioration and expects to report 1999 operating profit approximately 13 percent below 1998 levels. Reflecting the lower earnings from the coal business, the one-time charge discussed above and other non-accruable expenses associated with strategic actions, the Company anticipates reporting 1999 net earnings from continuing operations of $107 million, or $1.42 per share.

RESULTS OF OPERATIONS

Revenues for the three month period ended January 31, 1999 decreased slightly compared with the same period of 1998. Net earnings for the three month period ended January 31, 1999 were $51.1 million compared with $54.8 million for the same period of 1998. The decrease in net earnings was primarily due to higher interest expense and higher corporate administrative and general expense, which were only partially offset by increases in operating profit for both the Engineering and Construction and Coal segments and a lower effective tax rate.

ENGINEERING AND CONSTRUCTION

Revenues for the Engineering and Construction segment were essentially unchanged for the three month period ended January 31, 1999 compared with the same period of 1998, reflecting higher revenues from the segment's Diversified Services Group, offset by lower work performed in the core engineering, procurement, and construction (EPC) business. Operating profit for the three months ended January 31, 1999 increased 7 percent to $57.1 million, compared with $53.4 million during the same period of 1998. Operating margins for EPC work improved slightly during the quarter, primarily due to the Company's continuing emphasis on improving margins through selectivity in new projects. Operating margins for the Diversified Services Group, which contributed $14 million to first quarter results in 1999 and $17 million in 1998, were down as a result of competitive market conditions.

New awards for the three months ended January 31, 1999 were $1.7 billion compared with $2.6 billion for the three months ended January 31, 1998. Approximately 59 percent of first quarter 1999 new awards were for projects located outside the United States. There were no project awards in excess of $350 million in the first quarter of 1999. The decrease in 1999 new awards as compared to 1998 reflects a continued trend by clients to defer capital spending on new projects as well as greater project selectivity by the Company. Furthermore, given the ongoing weak global economic conditions and volatility in capital markets, new awards may continue to decline for the remainder of 1999 and into 2000.

The following table sets forth backlog for each of the Engineering and Construction business groups:

                                      January 31,   October 31,    January 31,
$ in millions                            1999           1998           1998
------------------------------------------------------------------------------
Process                                $ 4,712        $ 5,345        $ 6,563
Industrial                               3,966          4,761          4,677
Power/Government                         1,114          1,272          1,630
Diversified Services                     1,273          1,267          1,148
                                       -------        -------        -------
Total backlog                          $11,065        $12,645        $14,018
                                       =======        =======        =======

U.S.                                   $ 5,058        $ 5,911        $ 5,761
Outside U.S.                             6,007          6,734          8,257
                                       -------        -------        -------
Total backlog                          $11,065        $12,645        $14,018
                                       =======        =======        =======

The decrease in total backlog is consistent with the slowing trends in new awards. Approximately 54 percent of the Company's backlog is for projects located outside of the United States. Due to the nature of the projects the Company pursues and those included in backlog, the Company has not experienced any significant disruption in ongoing project execution related to turmoil in the global financial markets. Payments owed the company related to one project in Indonesia, which had been temporarily delayed due to financial turmoil in the region, have been received and the outstanding account balance has been substantially reduced. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals, and revised project scope and cost, both upward and downward.

COAL

Revenues decreased 6 percent for the three month period ended January 31, 1999 compared with the same period in 1998. The decrease was primarily due to lower sales volume of metallurgical coal, partially offset by an increase in steam coal volume. The metallurgical coal market is being adversely affected by steel exports from Asia and Russia into American markets. Such exports have reduced demand for steel produced in the U.S. and thereby reduced U.S. demand for metallurgical coal, which is used in steel production. Additionally, the market for steam coal, which is used to fire electric generating plants, is softening as a result of mild weather conditions and the low price of oil, which offers a lower cost alternative to steam coal. These market conditions are placing growing pressure on both the sales volume and pricing outlook for 1999. Operating profit for the three months ended January 31, 1999 was $38.7 million compared with $36.7 million for the same period in 1998. Gross profit and operating profit increased slightly during the three months ended January 31, 1999 as compared with 1998, primarily due to the decrease in production costs for both metallurgical and steam coal.

OTHER

Interest expense for the three months ended January 31, 1999 increased compared with the same period of 1998 primarily due to an increase in commercial paper and loan notes used to fund the company's 1997-1998 share repurchase program.

Corporate administrative and general expense in the first quarter ended January 31, 1999 was higher compared with the same period in 1998 due primarily to a credit in 1998 of approximately $10 million related to a long-term incentive compensation plan. The Company accrues for certain long-term incentive awards whose ultimate cost is dependent on attainment of various performance targets set by the Organization and Compensation Committee (the "Committee") of the Board of Directors. Under the long-term incentive compensation plan referred to above, the performance target expired, without amendment or extension by the Committee, on December 31, 1997.

The Company's effective tax rate decreased approximately 3 percentage points for the three month period ended January 31, 1999 as compared with the same period of 1998. The tax rate for the first quarter of 1998 reflects a higher level of expense items which did not receive full tax benefit.

FINANCIAL POSITION AND LIQUIDITY

At January 31, 1999, the Company had cash and cash equivalents of $308.2 million and a long-term debt to total capital ratio of 16.1 percent. At January 31, 1998, the Company had cash and cash equivalents of $305.4 million and a long-term debt to total capital ratio of 14.7 percent.

Cash flow generated from operating activities was $50.2 million during the three month period ended January 31, 1999, compared with $160.1 million during the same period in 1998. The decrease in cash generated from operating activities is primarily due to an increase in inventories for both the Diversified Services Group (equipment for sale/rental) and the Coal segment. Inventories of equipment for sale/rental are increasing primarily due to a slowing market resulting from increased competition. The increase in coal inventories is in part due to a reduction in sales volume. Cash flow in 1998 was positively impacted by the receipt of a $30 million tax refund on January 30, 1998.

Financing activities during the first quarter of 1999 included capital expenditures of $135.1 million, including $90.3 million for Massey Coal. Capital expenditures, net of proceeds from the sale of property, plant, and equipment, were slightly higher in 1999 than the comparable period in

1998, primarily in the Coal segment. The Company also completed the sale of its ownership interest in Fluor Daniel GTI, Inc. during the quarter and received proceeds totaling $36.3 million.

Investing activities during the first quarter of 1999 included a reduction in commercial paper and loan notes of $55.0 million offset by the issuance of $38.5 million in notes payable to an affiliate and other miscellaneous short-term borrowings. Dividends during the first quarter were $15.2 million ($.20 per share) as compared with $16.7 million ($.20 per share) in 1998. The decrease in the dividends paid is due to a lower number of shares outstanding as a result of the Company's recently completed share repurchase program. Under this program, during the first quarter of 1998 the Company repurchased 942,400 shares of its common stock for a total of $35.2 million.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating needs. Significant short- and long-term lines of credit are maintained with banks which, along with cash on hand, provide adequate operating liquidity. Liquidity is also provided by the Company's commercial paper and loan note program. During January 1999, the Company filed a shelf registration statement with the Securities and Exchange Commission for the sale of up to $500 million in debt securities. The Company intends to use the proceeds from the debt offerings under the shelf registration primarily to pay down short-term debt incurred to fund the Company's share repurchase program. Proceeds also may be used for general corporate purposes, which may include working capital requirements and capital expenditures.

FINANCIAL INSTRUMENTS

During the fourth quarter of 1998, the Company entered into a forward purchase contract for 1,850,000 shares of its common stock at a price of $49 per share. The contract matures in October 1999 and gives the Company the ultimate choice of settlement option, either physical settlement or net share settlement. This contract effectively incorporates and extends a number of prior contracts originally entered into during the third quarter of 1998 as part of the Company's then ongoing share repurchase program. As of January 31, 1999, the contract settlement cost per share exceeded the current market price per share by $11.67.

Although the ultimate choice of settlement option resides with the Company, if the average three-day closing price (as defined in the contract) of the Company's common stock falls to $30 per share or lower, the holder of the contract has the right to require the Company to file a shelf registration statement with the Securities and Exchange Commission for the issuance of shares necessary to settle the contract. In addition, if the average three-day closing price (as defined in the contract) of the Company's common stock falls to $25 per share or lower, the holder of the contract has the right to require the Company to immediately settle the contract, either by physical settlement or net share settlement. The average closing price for the Company's common stock for the three days ended March 16, 1999 was $29.67 per share.

The Company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At January 31, 1999 and October 31, 1998, the Company had forward foreign exchange contracts of less than one year duration, to exchange principally Australian Dollars, Korean Won, Dutch Guilders and German Marks for U.S. dollars. In addition, the Company has a forward currency contract to exchange U.S. dollars for British pounds sterling to hedge annual lease commitments which expire in 1999. The total gross notional amount of these contracts at January 31, 1999 and October 31, 1998 was $67 million and $106 million, respectively. Forward contracts to purchase foreign currency represented $56 million and $102 million and forward contracts to sell foreign currency represented $11 million and $4 million, at January 31, 1999 and October 31, 1998, respectively.

THE YEAR 2000 ISSUE - READINESS DISCLOSURE - UPDATE

The Year 2000 issue is the result of computer systems and other equipment with processors that use only two digits to identify a year rather than four. If not corrected, many computer applications and date sensitive equipment could fail or create erroneous results before, during and after the Year 2000. The Company utilizes information technology ("IT") systems such as computer networking systems and non-IT devices which may contain embedded circuits such as building security equipment. The Year 2000 issue could affect the systems, transaction processing, computer applications and devices used by the Company to operate and monitor all major aspects of its business, including financial systems, marketing services, proprietary engineering and procurement systems, technical reference databases and facilities operating systems. Both IT systems and non-IT devices are subject to potential failure due to the Year 2000 issue.

The Company has developed and implemented a plan to achieve year 2000 readiness (the "Y2K Program"). The Company has implemented its Y2K Program through teams located at the Company's operating units throughout the world. Senior corporate staff oversee and coordinate such implementation efforts. Progress reports on the Y2K Program are presented regularly to the Company's senior management and periodically to the Audit Committee of the Company's Board of Directors. The Audit Committee reviews the Company's Year 2000 processes and procedures to assess the appropriateness of its risk analysis process and results.

The Company has divided systems potentially affected by the Year 2000 issue into the following broad categories:

  o Business Systems, including general ledger, accounting , human resources and other ancillary business systems software that runs on mainframe computers and various servers and is used throughout the Company's facilities;

  o Hardware, Network and Operating Systems, including mainframe computers running Business Systems and other applications software, servers for local area networks and wide area networks, hubs, routers, switches, and various operating systems located on servers and personal computers;

  o Engineering Systems, including engineering applications running primarily on personal computers and local area networks;

  o Major Site Specific Systems, including software and hardware which is not shared throughout the Company's facilities but is used at the Department of Energy's Hanford and Fernald Project Sites and at specific coal facilities and processing plants of the Company;

  o Other Site Specific Systems, including hardware and software used by the Company at other project sites;

  o Customer Systems, including equipment and software provided by the Company to its customers; and

  o Other Non-Mission Critical Systems, including, for the most part, applications software for specific disciplines or projects.

In each category (excluding Other Non-Mission Critical Systems), the Company has identified and assigned priority to certain mission critical systems. The Company defines mission critical systems as those that might have a significant adverse effect in one or more of the following areas: safety, environmental, legal or financial exposure and Company credibility and image.

In relation to existing systems, the Company's Y2K Program has been implemented in the following three phases: (1) identification and assessment of Year 2000 problems requiring systems modifications or replacements; (2) the remediation or replacement and testing of systems having Year 2000 problems ; and (3) development of contingency and business continuity plans to mitigate the effect of any system or equipment failure. The timeframe for each phase of the Y2K Program, without respect to distinctions between mission critical systems and non-mission critical systems, are represented in the following table:

PHASES OF THE PROJECT          START DATE                   END DATE

Identification and
 assessment of IT and
 non-IT systems                Early 1996                   December 31, 1998

Remediation or
 replacement and testing       Late 1996                    October 31, 1999

Contingency planning           Late 1998                    Ongoing into 2000

With respect to systems that are being acquired by the Company for its own account or the account of customers, the Company uses standard compliance processes to certify Year 2000 compliance. The Company maintains relationships with thousands of suppliers, some of whom supply software, hardware and systems that must be assessed for Year 2000 compliance. The Company has identified approximately 2,000 critical suppliers. The Company requires that all suppliers certify and, where appropriate, guarantee that the systems and equipment they provide to the Company for its own account and the account of its customers are Year 2000 compliant. In addition to requiring such certifications, the Company has also established a procedure for reviewing Year 2000 compliance by critical suppliers. Actions include the review of remediation and testing of specific equipment, review of suppliers' corporate Year 2000 progress and confirmation of electronic exchange formats. Where appropriate, the Company may follow up its review of supplier information with on-site visits. Where a supplier does not, or cannot, satisfy the Company's Year 2000 requirements, the Company seeks alternate suppliers, subject to customer requirements and contract specifications. Given the number of suppliers utilized by the Company, compliance assessment is ongoing. Although initial reviews indicate that Year 2000 compliance by the Company's suppliers should not have a material adverse affect on the Company's operations, there can be no assurance that suppliers will resolve all Year 2000 issues in their systems and equipment in a timely manner.

Generally, the Company has substantially completed phase 1 (identification and assessment) and phase 2 (remediation or replacement and testing) with respect to all of its Business Systems, except for certain field accounting software and certain systems used by the Company's equipment operations, as to which remediation is scheduled to be complete by the end of August 1999.

At this time, the Company believes its mainframe system is Year 2000 ready. The Company is using an automated tool to test servers and approximately 18,000 personal computers with standard connections to servers. Approximately 60% of those computers have been tested, and approximately 75% of the personal computers tested (or approximately 38% of the total) have been found to be Year 2000 compliant. Approximately 25% of the computers tested require upgrading and are being upgraded. Remaining hardware, including personal computers that are not connected to servers, is predominately located at project sites or smaller offices. Such hardware is not likely to be mission critical and is being assessed through manual procedures. The Company is migrating its personal computers to new operating systems (Windows 95 and Windows NT), which migration is expected to address Year 2000 problems in various operating systems that are being replaced. All upgrades and remediation are expected to be complete by August 1999.

With respect to Engineering Systems, the Company plans to retire approximately 40% of its engineering applications software to streamline its operations, reduce support costs and avoid costs of Year 2000 remediation. The cost of such software, to the extent originally capitalized, has been fully amortized and the Company does not expect any significant write off as the result of such retirement. The remediation of remaining applications software is largely being addressed via upgrades. At this time, approximately 66% of the engineering applications software that will remain in use has been upgraded. With respect the remaining engineering applications, remediation and testing are proceeding in accordance with the schedule and are generally expected to be complete by June 1999.

The assessment of mission critical Major Site Specific Systems is substantially complete. Remediation or replacement and testing of approximately 85% of the systems and equipment the Company has identified at the Department of Energy's projects has been completed. The remaining remediation at such sites is scheduled to be complete in April 1999. The assessment of site specific control systems used at the Company's coal plants is substantially complete. Approximately 37% of those systems are Year 2000 ready, remediation of the remaining systems is expected to be complete by October 1999.

Other Site Specific Systems have been assessed. The Company has identified approximately 330 applications falling in this category. Approximately 140 will be retired, and approximately 150 of those systems that will remain in use are Year 2000 ready. The balance are scheduled to be remediated by June 1999.

With respect to Customer Systems and current customer projects generally, the Company is making evaluations to determine whether or not any action is required to ensure Year 2000 readiness. At any time, the Company may have approximately 2,000 ongoing customer projects. The Company has screened those projects where it has ongoing warranty or performance obligations for Year 2000 issues and has targeted approximately 900 projects for additional Year 2000 assessments. Based on those assessments, the Company has determined that Year 2000 issues do not impact approximately 70% of the projects targeted for such assessments. At those projects where Year 2000 problems have been identified, the Company has typically not provided its own warranties but has passed through to its customers the warranties provided by its suppliers. Accordingly, the Company is contacting suppliers of the systems affected by Year 2000 issues and monitoring their remediation efforts. The Company relies directly and indirectly on external systems utilized by its suppliers and on equipment and materials provided by those suppliers and used for the Company's business. As discussed above, the Company has implemented a procedure for reviewing Year 2000 compliance by its suppliers.

With respect to systems and equipment previously provided to clients, the Company does not control the upgrades, additions and/or changes made by its clients, or by others for its clients to those systems and equipment. Accordingly, the Company does not provide any assurances, nor current information about Year 2000 capabilities, nor potential Year 2000 problems, with respect to past projects. Each project is performed under an agreement with the Company's client. Those agreements specifically outline the extent of the Company's obligations and warranties and the limitations that may apply.

Other Non-Mission Critical Systems are comprised, for the most part, of approximately 600 specific applications software programs. Such software is not critical to the Company's operations and is being reviewed and remediated in accordance with the schedule.

The Company has investments in various joint ventures and is monitoring the Year 2000 efforts of such joint ventures. Based on available information, the Company believes, that with a few exceptions, business systems used in such joint ventures are Year 2000 ready.

The Company uses both internal and external resources in its Y2K Program. The Company estimates that, from 1996 to date, it has spent approximately $8.7 million to $9.7 million on the Year 2000 issue. It anticipates spending an additional $4.9 million to $6.2 million in the next year and running into the first quarter of 2000. This estimate of additional spending was derived utilizing numerous assumptions, including the assumption that the Company has already identified its most significant Year 2000 issues and that plans of its third party suppliers will be fulfilled in a timely manner without cost to the Company. These costs are the Company's best estimate given other systems initiatives that were ongoing irrespective of the Year 2000 Program (such as the migration to Windows NT and related hardware upgrades). However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

The Company estimates that 45% of the total costs incurred in the Y2K Program have been and will be incurred to remediate systems (including software upgrades); the remaining 55% will be incurred to replace problem systems and equipment. In addition to the direct costs of the Y2K Program, the Company has accelerated its program of replacing out-of-date personal computers and operating systems. Such computers may or may not be Year 2000 compliant, and the Company does not track their costs as costs incurred to obtain Year 2000 compliance. The implementation of such program was accelerated, however, in response to Year 2000 concerns. This replacement program will continue into October 1999. The Y2K Program has been funded under the Company's general IT and operating budgets. In 1998, Y2K Program costs were estimated to have been 15% of the IT budget. The Year 2000 expenditures have been and will continue to be expensed and deducted from income when incurred, except for costs incurred to acquire new software developed or obtained to replace old software which may capitalized and amortized under generally accepted accounting principles. No significant internal systems projects are being deferred due to the Year 2000 program efforts.

The Company is developing contingency plans to address the Year 2000 issues that may pose a significant risk to its ongoing operations and existing projects. Such plans will include the implementation of alternate procedures to compensate for any system and equipment malfunctions or deficiencies with the Company's internal systems and equipment, with systems and equipment utilized at the Company's project sites and with systems and equipment provided to clients. During the remediation phase of the internal business systems, the Company has been and will be evaluating potential failures and attempt to develop responses in a timely manner. However, there can be no assurance that any contingency plans implemented by the Company would be adequate to meet the Company's needs without materially impacting its operations, that any such plan would be successful or that the Company's results of operations would not be materially and adversely affected by the delays and inefficiencies inherent in conducting operations in an alternative manner.

The Company's Y2K Program is subject to a variety of risks and uncertainties some of which are beyond the Company's control. Those risks and uncertainties include, but are not limited to, the availability of qualified computer personnel, the Year 2000 readiness of third parties and the Year 2000 compliance of systems and equipment provided by suppliers.

The Company believes that its most reasonably likely worst case Year 2000 scenarios would relate to problems with the systems of third parties, rather than with the Company's internal systems. In this regard, the Company believes that risks are greatest in the area of utilities. Each of the Company's locations relies on local private and governmental suppliers for electricity, water, sewer, telecommunication and other basic utility services. If the supply of such necessary utilities were to fail at any location, the Company's operations at that location, whether consisting of engineering, design or construction activities, maintenance services or coal mining and processing, would essentially be shut down or disrupted until such utilities were restored. Depending on the location, the Company could suffer delays in performing contracts and in otherwise fulfilling its commitments. Such delays could materially adversely impact the Company's receipt of payments due from customers upon its tender of contract deliverables or upon achievement of contract milestones. At facilities located in developing countries, the risk of sustained infrastructure failures is accentuated by the lack of transparency in government and private enterprises and general constraints on infrastructure spending. The Company is working to assess its exposure to utility providers and other infrastructure risks. The Company believes that the geographical dispersion of the Company's facilities mitigates the risk that infrastructure failures in any locale will result in the simultaneous closure of, or sustained suspension of operations at, multiple Company facilities. Consequently, to the extent practical, the Company expects to mitigate any interruption in its business operations in one locale by shifting the performance of the constrained activity to a functioning office or facility. There may be instances, however, where the activity cannot be performed elsewhere or on a timely basis given the disruption caused by the Year 2000 problems in any locale. In such instances, the Company will assess the relevant provisions of its contracts and, where it deems appropriate, work with its customers to resolve performance and schedule delays and any resulting financial consequences on a mutually satisfactory basis to the extent possible under then prevailing circumstances.

Contingency plans are being developed to address issues related to third parties that are not considered to be making sufficient progress in becoming Year 2000 ready in a timely manner. Due to the large number of variables involved with estimating resultant lost revenues should there be a third party failure, the Company cannot provide an estimate of damage if any of the scenarios were to occur.

No assurance can be given that the Company will achieve Year 2000 readiness. Further, there is the possibility that significant litigation may occur due to business and equipment failures caused by the Year 2000 issue. It is uncertain whether, or to what extent, the Company may be affected by such litigation. The failure of the Company, its clients (including governmental agencies), suppliers of computer systems and equipment, joint venture partners and other third parties upon whom the Company relies, to achieve Year 2000 readiness could materially and adversely affect the Company's results from operations.

EURO CONVERSION - UPDATE

Given the nature and size of the Company's European operations, the Company does not perceive the conversion to the Euro as a significant risk area. The Company's businesses operate under long-term contracts, typically denominated in U.S. Dollars, as compared to more traditional retail or manufacturing environments. If required, the Company is currently able to bid, price and negotiate contracts using the Euro. The Company's treasury function is also capable of operating with the Euro. Specifically, the Company is able to: establish bank accounts; obtain financing; obtain bank guarantees or letters of credit; trade foreign currency; and hedge transactions. The Company's ongoing Euro conversion effort will be primarily concentrated in the systems area.

Conversion to the Euro impacts the Company's subsidiaries in The Netherlands, Germany and Belgium. All subsidiaries use a standard accounting system and all reside in the same database. The Company's conversion plan is to maintain the legacy database for historical reference and to create a new database with the Euro as the base currency. The new Euro-based database is anticipated to be available by June 1, 1999, with testing complete by the end of July 1999. Full conversion is anticipated to completed by the start of fiscal year 2000.

The Company has not incurred and it does not expect to incur any significant costs from the continued conversion to the Euro, including any currency risk, which could significantly affect the Company's business, financial condition and results of operations.

The Company has not experienced any significant operational disruptions to date and does not currently expect the continued conversion to the Euro to cause any significant operational disruptions.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 will be adopted by the Company in 1999. As discussed elsewhere in this Form 10-Q, the Company is undertaking a complete reorganization of its current operating units and administrative functions. Although management has not completed its review of SFAS No. 131 in light of the new organizational structure, management anticipates that under the new standard the number of its identifiable segments will increase over that currently being reported.

In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 establishes new standards for recording derivatives in interim and annual financial statements. This statement is effective for the Company's fiscal year 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant impact on the results of operations or the financial position of the Company.

                                FLUOR CORPORATION
                               CHANGES IN BACKLOG
                  Three Months Ended January 31, 1999 and 1998

                                    UNAUDITED


$ in millions                               1999              1998
-----------------------------------------------------------------------
Backlog - beginning of period             $12,645.3         $14,370.0
New awards                                  1,700.9           2,602.1
Adjustments and cancellations, net           (391.5)              2.6
Work Performed                             (2,890.2)         (2,956.6)
                                          ---------         ---------
Backlog - end of period                   $11,064.5         $14,018.1
                                          =========         =========

                           PART II: OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.


            27    Financial Data Schedule.


        (b) Reports on Form 8-K.

                  Current Report on Form 8-K filed December 9, 1998 -- Restated Bylaws (as amended December 9, 1998) of Fluor Corporation

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 FLUOR CORPORATION
                                                    (Registrant)


Date: March 17, 1999                       /s/ J.O. Rollans
      --------------                       -------------------------------------
                                           J.O. Rollans, Senior Vice President
                                           and Chief Financial Officer


                                           /s/ V.L. Prechtl
                                           -------------------------------------
                                           V.L. Prechtl, Vice President and
                                           Controller

                                 EXHIBIT INDEX


             EXHIBIT
             NUMBER            DESCRIPTION
             -------           -----------

              27               Financial Data Schedule.