Form 10-Q
period 1999-04-30
FLUOR CORP/DE/
filed 1999-06-14
CIK 37748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of May 31, 1999 there were 75,809,059 shares of common stock outstanding.

                                FLUOR CORPORATION

                                    FORM 10-Q

                                 APRIL 30, 1999



TABLE OF CONTENTS                                                                    PAGE
-----------------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION

        Condensed Consolidated Statement of Operations for the Three Months
        Ended April 30, 1999 and 1998..............................................   2


        Condensed Consolidated Statement of Operations for the Six Months
        Ended April 30, 1999 and 1998..............................................   3


        Condensed Consolidated Balance Sheet at April 30, 1999 and October 31,
        1998.......................................................................   4

        Condensed Consolidated Statement of Cash Flows for the Six Months Ended
        April 30, 1999 and 1998....................................................   6


        Notes to Condensed Consolidated Financial Statements.......................   7


        Management's Discussion and Analysis of Financial Condition and Results of
        Operations.................................................................   10

        Changes in Backlog.........................................................   23


PART II:  OTHER INFORMATION .......................................................   24

SIGNATURES.........................................................................   26

                          PART I: FINANCIAL INFORMATION

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   Three Months Ended April 30, 1999 and 1998

                                    UNAUDITED

In thousands, except per share amounts                                    1999                 1998
------------------------------------------------------------------------------------------------------
REVENUES                                                               $ 3,091,307         $ 3,282,079

COSTS AND EXPENSES

       Cost of revenues                                                  3,001,212           3,184,891
       Special provision                                                   136,500                  --
       Corporate administrative and general expense                         10,222              10,115
       Interest expense                                                     13,008               9,327
       Interest income                                                      (5,112)             (5,904)
                                                                       -------------------------------

Total Costs and Expenses                                                 3,155,830           3,198,429
                                                                       -------------------------------

(LOSS) EARNINGS BEFORE INCOME TAXES                                        (64,523)             83,650

INCOME TAX EXPENSE                                                           8,372              29,361
                                                                       -------------------------------

NET (LOSS) EARNINGS                                                    $   (72,895)        $    54,289
                                                                       ===============================

(LOSS) EARNINGS PER SHARE

       BASIC                                                           $      (.97)        $       .67
                                                                       ===============================

       DILUTED                                                         $      (.97)        $       .67
                                                                       ===============================

DIVIDENDS PER COMMON SHARE                                             $       .20         $       .20
                                                                       ===============================

SHARES USED TO CALCULATE

       BASIC (LOSS) EARNINGS PER SHARE                                      75,154              80,506
                                                                       ===============================

       DILUTED (LOSS) EARNINGS PER SHARE                                    75,154              80,865
                                                                       ===============================


See Accompanying Notes.

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    Six Months Ended April 30, 1999 and 1998

                                    UNAUDITED

In thousands, except per share amounts                                 1999               1998
--------------------------------------------------------------------------------------------------
REVENUES                                                           $ 6,475,372         $ 6,681,098

COSTS AND EXPENSES

       Cost of revenues                                              6,292,416           6,494,170
       Special provision                                               136,500                  --
       Corporate administrative and general expense                     19,780              10,563
       Interest expense                                                 26,012              18,749
       Interest income                                                  (9,712)            (10,492)
                                                                   -------------------------------

Total Costs and Expenses                                             6,464,996           6,512,990
                                                                   -------------------------------

EARNINGS BEFORE INCOME TAXES                                            10,376             168,108

INCOME TAX EXPENSE                                                      32,190              59,006
                                                                   -------------------------------

NET (LOSS) EARNINGS                                                $   (21,814)        $   109,102
                                                                   ===============================

(LOSS) EARNINGS PER SHARE

       BASIC                                                       $     (.29)         $      1.33
                                                                   ===============================

       DILUTED                                                     $     (.29)         $      1.33
                                                                   ===============================

DIVIDENDS PER COMMON SHARE                                         $      .40          $       .40
                                                                   ===============================

SHARES USED TO CALCULATE

       BASIC (LOSS) EARNINGS PER SHARE                                  75,136              81,541
                                                                   ===============================

       DILUTED (LOSS) EARNINGS PER SHARE                                75,136              81,751
                                                                   ===============================



See Accompanying Notes.

                                 FLUOR CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEET
                        April 30, 1999 and October 31, 1998

                                     UNAUDITED


                                                                    April 30,       October 31,
$ in thousands                                                        1999              1998*
------------------------------------------------------------------------------------------------
ASSETS

Current assets
     Cash and cash equivalents                                     $  207,871        $  340,544
     Accounts and notes receivable                                    945,363           959,416
     Contract work in progress                                        625,557           596,983
     Deferred taxes                                                    99,941            81,155
     Inventory and other current assets                               342,454           262,753
     Net assets held for sale                                              --            36,300
                                                                   ----------------------------

          Total current assets                                      2,221,186         2,277,151
                                                                   ----------------------------


Property, plant and equipment (net of accumulated
   depreciation, depletion and amortization of $1,207,501
   and $1,132,923, respectively)                                    2,179,076         2,147,308
Investments and goodwill, net                                         256,590           276,653
Other                                                                 356,928           318,096
                                                                   ----------------------------
                                                                   $5,013,780        $5,019,208
                                                                   ============================


                            (continued on next page)


* Amounts at October 31, 1998 have been derived from audited financial statements.

                                FLUOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       April 30, 1999 and October 31, 1998

                                    UNAUDITED



                                                                                April 30,         October 31,
$ in thousands                                                                    1999                1998*
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Trade accounts and notes payable                                          $   893,296         $   972,096
     Commercial paper and loan notes                                               374,048             428,458
     Advance billings on contracts                                                 588,938             546,816
     Accrued salaries, wages and benefit plans                                     324,083             324,412
     Other accrued liabilities                                                     312,773             223,596
     Current portion of long-term debt                                                   3                 176
                                                                               -------------------------------
          Total current liabilities                                              2,493,141           2,495,554
                                                                               -------------------------------

Long term debt due after one year                                                  300,002             300,428
Deferred taxes                                                                     128,754             105,515
Other noncurrent liabilities                                                       611,178             592,102
Commitments and contingencies
Shareholders' equity
     Capital stock
     Preferred - authorized 20,000,000
          shares without par value; none issued
     Common - authorized 150,000,000
          shares of $.625 par value; issued and outstanding -
          75,797,347 shares and 75,572,537
          shares, respectively                                                      47,373              47,233
     Additional capital                                                            208,023             199,077
     Retained earnings                                                           1,279,711           1,331,843
     Unamortized executive stock plan expense                                      (26,187)            (22,633)
     Accumulated other comprehensive income:
          Cumulative translation adjustment                                        (28,215)            (29,911)
                                                                               -------------------------------
          Total shareholders' equity                                             1,480,705           1,525,609
                                                                               -------------------------------
                                                                               $ 5,013,780         $ 5,019,208
                                                                               ===============================



See Accompanying Notes.


* Amounts at October 31, 1998 have been derived from audited financial statements.

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    Six Months Ended April 30, 1999 and 1998

                                    UNAUDITED

$ in thousands                                                                      1999             1998
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

        Net (loss) earnings                                                       $ (21,814)        $ 109,102
        Adjustments to reconcile net (loss) earnings to cash
        provided by operating activities:
              Depreciation, depletion and amortization                              153,629           139,179
              Deferred taxes                                                          5,216           (19,044)
              Special provision, net of cash paid                                   130,424                --
              Change in operating assets and liabilities,
                   excluding effects of business acquisitions/dispositions         (188,557)          199,330
              Other, net                                                            (21,342)          (31,158)
                                                                                  ---------------------------
Cash provided by operating activities                                                57,556           397,409
                                                                                  ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

        Capital expenditures                                                       (250,728)         (241,025)
        Proceeds from sale of subsidiary                                             36,300                --
        Proceeds from sale of property, plant and equipment                          77,634            53,884
        Proceeds from sales/maturities of marketable securities                          --            10,089
        Investments, net                                                             (6,863)           (3,779)
        Other, net                                                                   (4,205)           (8,890)
                                                                                  ---------------------------
Cash utilized by investing activities                                              (147,862)         (189,721)
                                                                                  ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

        (Decrease) increase in short-term borrowings                                (54,410)           67,030
        Proceeds from issuance of notes payable to affiliate                         41,972                --
        Cash dividends paid                                                         (30,318)          (32,884)
        Stock options exercised                                                       1,852             8,744
        Purchases of common stock                                                        --          (227,941)
        Other, net                                                                   (1,463)           (2,470)
                                                                                  ---------------------------
Cash utilized by financing activities                                               (42,367)         (187,521)
                                                                                  ---------------------------
(Decrease) increase in cash and cash equivalents                                   (132,673)           20,167
Cash and cash equivalents at beginning of period                                    340,544           299,324
                                                                                  ===========================
Cash and cash equivalents at end of period                                        $ 207,871         $ 319,491
                                                                                  ===========================


See Accompanying Notes.

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

(1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's October 31, 1998 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended April 30, 1999 are not necessarily indicative of results that can be expected for the full year.

        The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at April 30, 1999 and its consolidated results of operations and cash flows for the three and six months ended April 30, 1999 and 1998. In addition, results for the Engineering and Construction segment include a previously announced one-time, special provision of $136.5 million. See Note 6 below and Management's Discussion and Analysis of Financial Condition and Results of Operations for further information on this item.

        Certain 1998 amounts have been reclassified to conform with the 1999 presentation.


(2)     Inventories comprise the following:



                                                  April 30,              October 31,
$  in thousands                                      1999                    1998
------------------------------------------------------------------------------------
Equipment for sale/rental                         $ 123,816               $  94,179
Coal                                                 70,543                  52,628
Supplies and other                                   53,842                  51,838
                                                  ---------------------------------
                                                  $ 248,201               $ 198,645
                                                  =================================

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                    UNAUDITED


(3) Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement has no impact on the Company's net (loss) earnings or shareholders' equity. SFAS No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

         The components of comprehensive (loss) income, net of related tax, are as follows:

                                            Three months ended              Six months ended
                                                 April 30,                     April 30,
                                          ----------------------        ---------------------
         ($ in thousands)                    1999         1998             1999         1998
                                          ----------------------        ---------------------
         Net (loss) earnings              $(72,895)      $54,289        $(21,814)    $109,102
         Foreign currency translation
              adjustment                      1,470          288            1,696      (7,419)
                                          ----------------------        ---------------------
         Comprehensive (loss) income      $(71,425)      $54,577        $(20,118)    $101,683
                                          ======================        =====================


(4) Cash paid for interest was $15.4 million and $19.4 million for the six month periods ended April 30, 1999 and 1998, respectively. Income tax payments, net of receipts, were $42.9 million and $33.5 million during the six month periods ended April 30, 1999 and 1998, respectively.


(5) During the fourth quarter of 1998, the Company entered into a forward purchase contract for 1,850,000 shares of its common stock at a price of $49 per share. The contract matures in October 1999 and gives the Company the ultimate choice of settlement option, either physical settlement or net share settlement. This contract effectively incorporates and extends a number of prior contracts originally entered into during the third quarter of 1998 as part of the Company's then ongoing share repurchase program. As of April 30, 1999, the contract settlement cost per share exceeded the current market price per share by $16.70. In May 1999, the contract was amended and the maturity date extended until October 2000.

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                    UNAUDITED



         Although the ultimate choice of settlement option resides with the Company, if the price of the Company's common stock falls to certain levels, as defined in the contract, the holder of the contract has the right to require the Company to settle the contract.

(6) On March 9, 1999, the Company announced a new strategic direction, including a reorganization of the operating units and administrative functions of its Engineering and Construction segment. A one-time, special provision of $136.5 million ($119.8 million after-tax) was recorded in the Company's second quarter for the implementation of the reorganization. The provision is primarily for personnel, facilities and asset impairment costs. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a more detailed discussion.

         Expanded disclosure will be provided in future periods to report the progress of the reorganization. As of April 30, 1999, $6.1 million of cash costs were incurred for employee severance. In addition, $12.6 million of intangible assets (goodwill) and investments were charged against the provision as impaired assets.

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

FORWARD-LOOKING INFORMATION

Statements regarding the Company's expectations for future performance or results, including estimated and projected operating profits and earnings, expectations regarding office closures and projected reductions in employment levels and overhead expenses, expectations regarding its resolution of any "Year 2000" issues, expectations regarding continued weakness in new contract awards and expectations regarding the issuance of long-term debt are forward-looking. Forward looking statements reflect current analysis of existing information. Caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, actual results may differ materially from expected or projected results. Factors potentially contributing to such differences include, among others:

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

o       Global economic and political conditions

o       Unforeseen impediments to the Company's access to capital markets

o       Year 2000 readiness

o Unforeseen impediments to the realization of the Company's strategic initiatives

There is also a risk that future results may be impacted by currently unforeseen impediments to the realization of revenues or other payments that have been recognized through accruals prior to actual receipt. Failure to realize such accrued amounts may result in a charge against future earnings.

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

RESULTS OF OPERATIONS

Revenues for the three and six month periods ended April 30, 1999 decreased by 6 percent and 3 percent, respectively, compared with the same periods of 1998. Net losses for the three and six month periods ended April 30, 1999 were $72.9 million and $21.8 million, respectively, compared with net earnings of $54.3 million and $109.1 million, respectively, for the same periods of 1998. Results for 1999 include a previously announced one-time, special provision of $136.5 million ($119.8 million after-tax) for personnel, facilities and asset impairment costs required to implement the Company's new strategic direction and reorganization of its Engineering and Construction segment. Also contributing to the lower results was a decrease in operating profit from the Company's Coal segment as well as higher interest and corporate administrative and general expenses.

ENGINEERING AND CONSTRUCTION

The Engineering and Construction segment revenues and operating (loss) profit for the three and six month periods ended April 30, 1999 and 1998 are as follows:

                                     Three months ended                   Six months ended
                                          April 30,                           April 30,
                                 --------------------------          ---------------------------
($ in thousands)                    1999            1998                1999              1998
                                 ----------      ----------          ----------       ----------
Revenues                         $2,837,953      $3,014,378          $5,947,387       $6,120,853
Operating (loss) profit            $(76,905)        $57,867            $(19,832)        $111,254


Revenues for the Engineering and Construction segment were slightly lower for the three and six month periods ended April 30, 1999 compared with the same periods in 1998, primarily due to a reduction in work performed in the core engineering, procurement and construction business. This reduction is consistent with the global slow down in the development of mining and petrochemical plants and facilities, which has been adversely impacted by low petroleum and commodity prices. Excluding the impact of the $136.5 million special provision, the segment generated operating profits of $59.6 million and $116.7 million for the three and six month periods ended April 30, 1999, respectively, both represent increases over the same periods in 1998. Operating margins improved slightly during 1999 as compared with 1998, primarily due to the Company's continuing emphasis on improving margins through selectivity in new projects.

In addition to the $136.5 million special provision, results for the Engineering and Construction segment included a provision totaling $64 million for process design problems which have arisen on its Murrin Murrin nickel cobalt project in Western Australia. The Company anticipates recovering a portion of this amount and, accordingly, has recorded $44 million in potential insurance recoveries. The result is a negative $20 million impact on the quarter from this project. Partially offsetting this was recognition of $10 million of earnings from a project in Indonesia. Realization of these earnings had been in question primarily due to the previously reported uncertainty of collection of certain progress billings. The collection of these billings combined with resolution of other normal project completion contingencies during the current quarter, resulted in recognition of project earnings in accordance with contract accounting principles.

As a result of the strategic reorganization, the Engineering and Construction segment has been separated into two strategic business enterprises: Fluor Daniel and Fluor Global Services. Fluor Daniel, which will concentrate on the Company's engineering, procurement and construction business, reported operating profit for the quarter of $39 million, including the significant project items discussed in the preceding paragraph. Fluor Global Services, which includes American Equipment Company, TRS Staffing Solutions, Government Services, Telecommunications, and a new company, Operations, Maintenance and Consulting Services, posted operating profit of $21 million for the quarter. The above results exclude the impact of the $136.5 million special provision.

New awards for the three and six months ended April 30, 1999 were $1.6 billion and $3.3 billion, respectively, compared with $2.8 billion and $5.4 billion for the same periods of 1998. Approximately 45 percent and 52 percent, respectively, of the new awards for the three and six months ended April 30, 1999 were for projects located outside of the United States. There were no individual project awards in excess of $225 million in the second quarter of 1999. The decrease in 1999 new awards as compared with 1998 reflects a continued trend by clients to defer capital spending on new projects in certain markets as well as greater project selectivity by the Company. Furthermore, despite some improvement in both oil prices and the economic stability of Asia and Latin America, the ongoing overall weak global economic conditions and volatility in capital markets may result in new awards continuing to decline for the remainder of 1999 and into 2000 compared with 1998.

The following table sets forth backlog for each of the Company's Engineering and Construction business groups:



                                                   April 30,      October 31,      April 30,
$ in millions                                        1999            1998             1998
--------------------------------------------------------------------------------------------
Process                                            $  4,141        $  5,345        $  6,129
Industrial                                            3,755           4,761           5,280
Power/Government                                      1,166           1,272           1,371
Diversified Services                                  1,161           1,267           1,134
                                                   ----------------------------------------
Total backlog                                      $ 10,223        $ 12,645        $ 13,914
                                                   ========================================

U.S.                                               $  4,795        $  5,911        $  5,926
Outside U.S.                                          5,428           6,734           7,988
                                                   ----------------------------------------
Total backlog                                      $ 10,223        $ 12,645        $ 13,914
                                                   ========================================

The overall decrease in backlog is consistent with the slowing trends in new awards. Approximately 53 percent of the Company's backlog as of April 30, 1999 is for projects located outside the United States. Due to the nature of the projects the Company pursues and those included in backlog, the Company has not experienced any significant disruption in ongoing project execution related to turmoil in the global financial markets. Although backlog reflects business which is considered firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals, and revised project scope and cost, both upward and downward.

REORGANIZATION COSTS

During the second quarter of 1999, the Company adopted a plan to reorganize its operations to respond to deteriorating business conditions in its Engineering and Construction segment. The anticipated benefits to be derived from the reorganization will be a $160 million annual reduction in overhead expense.

The Company recorded a one-time, special provision of $136.5 million ($119.8 million after-tax) to recognize the costs associated with the reorganization. Approximately 5,000 jobs are expected to be eliminated by these actions within the next year. Some affected employees are entitled to receive severance benefits under established severance policies or by governmental regulations. Additionally, outplacement services may be provided on a limited basis to some affected employees. The provision also reflects amounts for asset impairment, primarily for property, plant and equipment; intangible assets (goodwill); and certain investments, totaling $48.8 million. The asset impairments were recorded primarily because of the Company's decision to exit certain non-strategic geographic locations and businesses. The carrying values of impaired assets were adjusted to their current market values based on estimated sale proceeds, using either discounted cash flows or contractual amounts. Lease termination costs of $14.5 are also included in the reorganization charge. The Company anticipates closing 15 non-strategic offices worldwide as well as consolidating and downsizing other office locations. The closure or rationalization of these facilities is expected to be substantially completed by the end of fiscal year 2000.

The following table summarizes the Company's reorganization plan:

                                                              Lease
($ in millions)                 Personnel      Asset       Termination
                                 Costs      Impairments       Costs         Other        Total
                                 --------------------------------------------------------------
Special provision                $72.2         $48.8           $14.5         $1.0        $136.5
Cash expenditures                 (6.1)           --              --           --          (6.1)
Asset write-offs                    --         (12.6)             --           --         (12.6)
                                 --------------------------------------------------------------

Balance at April 30, 1999        $66.1         $36.2           $14.5         $1.0        $117.8
                                 ==============================================================

COAL

Coal segment revenues and operating profit for the three and six month periods ended April 30, 1999 and 1998 are as follows:

                                     Three months ended                Six months ended
                                         April 30,                        April 30,
                                 ------------------------         ------------------------
($ in thousands)                   1999            1998             1999            1998
                                 --------        --------         --------        --------
Revenues                         $253,354        $267,701         $527,985        $560,245
Operating profit                  $31,741         $40,298          $70,448         $76,989

Revenues decreased 5 percent and 6 percent, respectively, for the three and six month periods ended April 30, 1999 compared with the same periods in 1998. The decrease was primarily due to lower sales volume of metallurgical coal, partially offset by an increase in lower margin steam coal sales. Prices for both metallurgical and steam coal were also slightly lower during the periods as compared with 1998. The metallurgical coal market continues to be adversely affected by steel imports from outside the United States. These imports have reduced demand for steel produced in the U.S. and thereby reduced U.S. demand for metallurgical coal, which is used in steel production. Additionally, the market for steam coal, which is used to fire electric generating plants, is softening as a result of mild weather conditions and the low price of oil, which offers a lower cost alternative to steam coal. These market conditions have placed pressure on both the sales volume and pricing outlook for 1999. Gross profit increased slightly during the three and six months ended April 30, 1999 as compared with 1998, primarily due to the decrease in production costs for both metallurgical and steam coal. The improvement in gross profit during both periods was more than offset by higher fixed costs, primarily depreciation, depletion and amortization.

OTHER

Interest expense for the three and six months ended April 30, 1999 increased compared with the same periods of 1998 due primarily to an increase in commercial paper and loan notes used to fund the Company's share repurchase program, which was completed in October 1998.

Corporate administrative and general expense during the three months ended April 30, 1999 was relatively flat compared with the same period in 1998. Corporate administrative and general expense for the six month period ended April 30, 1999 was higher than the comparable period in 1998 due primarily to a credit in 1998 of approximately $10 million related to a long-term incentive compensation plan. The Company accrues for certain long-term incentive awards whose ultimate cost is dependent on attainment of various performance targets set by the Organization and Compensation Committee (the "Committee") of the Board of Directors. Under the long-term incentive compensation plan referred to above, the performance target expired, without amendment or extension by the Committee, on December 31, 1997.

The effective tax rate for the three and six month periods ended April 30, 1999 is significantly higher than the amounts reported for the same periods in 1998. This is primarily because certain non-U.S. items included in the special provision did not receive full tax benefit. If the special provision were excluded for tax rate determination purposes, there would be no significant difference between the effective tax rate and the statutory rate for the three and six month periods ended April 30, 1999.

FINANCIAL POSITION AND LIQUIDITY

At April 30, 1999, the Company had cash and cash equivalents of $207.9 million and a total debt to total capital ratio of 32.6 percent. At April 30, 1998, the Company had cash and cash equivalents of $319.5 million and a total debt to total capital ratio of 22.0 percent.

Cash flow generated from operating activities was $57.6 million during the six month period ended April 30, 1999, compared with $397.4 million during the same period in 1998. The decrease in cash generated from operating activities is primarily due to a decrease in cash flow from engineering and construction activities which is affected from period to period by the mix, stage of completion and commercial terms of engineering, procurement and construction projects. In addition, operating cash flow was adversely impacted by an increase in inventories, both for equipment for sale/rental and coal. The increase in inventories is a result of slowing markets. Cash flow in 1998 was positively impacted by the receipt of a $30 million tax refund in the first quarter.

Financing activities during the six months ended April 30, 1999 included capital expenditures of $250.7 million, including $144.0 million for the Coal segment. Capital expenditures, net of proceeds from the sale of property, plant and equipment, were lower in 1999 than the comparable period in 1998, entirely in the Engineering and Construction segment. The Company also completed the sale of its ownership interest in Fluor Daniel GTI, Inc. during the first six months of 1999 and received proceeds totaling $36.3 million.

Investing activities during the six months ended April 30, 1999 included a reduction in commercial paper and loan notes of $54.4 million partially offset by the issuance of $42.0 million in notes payable to an affiliate. Dividends during the first six months of 1999 were $30.3 million ($.40 per share) as compared with $32.9 million ($.40 per share) in 1998. The decrease in the dividends paid is due to a lower number of shares outstanding as a result of the Company's 1997/1998 share repurchase program. Under this program, during the six months ended April 30, 1998 the Company repurchased 4,995,400 shares of its common stock for a total of $227.9 million.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating needs, including cash required to implement the Company's reorganization plan. Significant short- and long-term lines of credit are maintained with banks which, along with cash on hand, provide adequate operating liquidity. Liquidity is also provided by the Company's commercial paper and loan note program. During January 1999, the Company filed a shelf registration statement with the Securities and Exchange Commission for the sale of up to $500 million in debt securities.

FINANCIAL INSTRUMENTS

During the fourth quarter of 1998, the Company entered into a forward purchase contract for 1,850,000 shares of its common stock at a price of $49 per share. The contract matures in October 1999 and gives the Company the ultimate choice of settlement option, either physical settlement or net share settlement. This contract effectively incorporates and extends a number of prior contracts originally entered into during the third quarter of 1998 as part of the Company's then ongoing share repurchase program. As of April 30, 1999, the contract settlement cost per share exceeded the current market price per share by $16.70. In May 1999, the contract was amended and the maturity date extended until October 2000.

Although the ultimate choice of settlement option resides with the Company, if the price of the Company's common stock falls to certain levels, as defined in the contract, the holder of the contract has the right to require the Company to settle the contract.

The Company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At April 30, 1999 and October 31, 1998, the Company had forward foreign exchange contracts of less than one year duration, to exchange principally Australian Dollars, Korean Won, Dutch Guilders and German Marks for U.S. dollars. In addition, the Company has a forward currency contract to exchange U.S. dollars for British pounds sterling to hedge annual lease commitments which expire in 1999. The total gross notional amount of these contracts at April 30, 1999 and October 31, 1998 was $46 million and $106 million, respectively. Forward contracts to purchase foreign currency represented $44 million and $102 million and forward contracts to sell foreign currency represented $2 million and $4 million, at April 30, 1999 and October 31, 1998, respectively.

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

The Company has divided systems potentially affected by the Year 2000 issue into the following broad categories:

o Business Systems, including general ledger, accounting, human resources and other ancillary business systems software that runs on mainframe computers and various servers and is used throughout the Company's facilities;

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

In relation to existing systems, the Company's Y2K Program has been implemented in the following three phases: (1) identification and assessment of Year 2000 problems requiring systems modifications or replacements; (2) the remediation or replacement and testing of systems having Year 2000 problems; and (3) development of contingency and business continuity plans to mitigate the effect of any system or equipment failure. The timeframe for each phase of the Y2K Program, without respect to distinctions between mission critical systems and non-mission critical systems, are represented in the following table:

             Phases of the Project               START DATE        END DATE
Identification and assessment of IT and non-
     IT systems                                  Early 1996        December 31, 1998
Remediation or replacement and testing           Late 1996         October 31, 1999
Contingency planning                             Late 1998         Ongoing into 2000

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

Generally, the Company has substantially completed phase 1 (identification and assessment) and phase 2 (remediation or replacement and testing) with respect to most of its Business Systems. The upgrading or remediation of the balance of the Business Systems are scheduled to be complete by the end of October 1999.

At this time, the Company believes its mainframe system is Year 2000 ready. The Company is using an automated tool to test servers and approximately 17,000 personal computers with standard connections to servers. Approximately
77 percent of those computers have been tested, and approximately 85 percent of the personal computers tested (or approximately 65 percent of the total) have been found to be Year 2000 compliant. Approximately 15 percent of the computers tested require upgrading and are being upgraded. Remaining hardware, including personal computers that are not connected to servers, is predominately located at project sites or smaller offices. Such hardware is not likely to be mission critical and is being assessed through manual procedures. The Company is migrating its personal computers to new operating systems (Windows 95 and Windows NT), and migration is expected to address Year 2000 problems in various operating systems that are being replaced. All equipment upgrades and remediation are expected to be complete by August 1999.

With respect to Engineering Systems, the Company plans to retire approximately 29 percent of its engineering applications software to streamline its operations, reduce support costs and avoid costs of Year 2000 remediation. The cost of such software, to the extent originally capitalized, has been fully amortized and the Company does not expect any significant write off as the result of such retirement. The remediation of remaining applications software is largely being addressed via upgrades. At this time, approximately 66 percent of the engineering applications software that will remain in use has been upgraded. With respect to the Engineering Systems, remediation and testing are proceeding in accordance with the schedule and are generally expected to be complete by the end of June 1999.

The assessment of mission critical Major Site Specific Systems is substantially complete. Remediation or replacement and testing of all the systems and equipment the Company has identified at the Department of Energy's projects has been completed. The assessment of site specific control systems used at the Company's coal plants is substantially complete. Approximately 63% of those systems are Year 2000 ready. Remediation of the remaining systems is expected to be complete by October 1999.

Other Site Specific Systems have been assessed. The Company has identified approximately 330 applications in this category. Approximately 115 will be retired. Approximately 138 of those systems are Year 2000 ready. The balance are scheduled to be remediated by the end of June 1999.

With respect to Customer Systems and current customer projects generally, the Company is making evaluations to determine whether or not any action is required to ensure Year 2000 readiness. At any time, the Company may have approximately 2,000 ongoing customer projects. The Company is reviewing those projects where it has ongoing warranty or performance obligations for Year 2000 issues. It has targeted approximately 1,000 projects for additional Year 2000 assessment, of which approximately 94 percent have been reviewed. At those projects where Year 2000 issues may exist, the Company is evaluating what further action is required, including remediation and contingency planning. In many cases, the Company does not provide its own warranties but has passed through to its customers the warranties provided by its suppliers. Accordingly, the Company is contacting suppliers of the systems affected by Year 2000 issues and monitoring their remediation efforts. The Company relies directly and indirectly on external systems utilized by its suppliers and on equipment and materials provided by those suppliers and used for the Company's business. As discussed above, the Company has implemented a procedure for reviewing Year 2000 compliance by its suppliers.

With respect to systems and equipment previously provided to clients, the Company does not control the upgrades, additions and/or changes made by its clients, or by others for its clients, to those systems and equipment. Accordingly, the Company does not provide any assurances, nor current information about Year 2000 capabilities, nor potential Year 2000 problems, with respect to past projects. Each project is performed under an agreement with the Company's client. Those agreements specifically outline the extent of the Company's obligations and warranties and the limitations that may apply.

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

The Company uses both internal and external resources in its Y2K Program. The Company estimates that, from 1996 to date, it has spent approximately $16.3 million on the Year 2000 issue. It anticipates spending an additional $14.0 million in the next year and running into the first quarter of 2000. This estimate of additional spending was derived utilizing numerous assumptions, including the assumption that the Company has already identified its most significant Year 2000 issues and that plans of its third party suppliers will be fulfilled in a timely manner without cost to the Company. The Company estimates that 32 percent of the total costs incurred in the Y2K Program have been and will be incurred to remediate systems (including software upgrades); the remaining 68 percent will be incurred to replace problem systems and equipment. In addition to the direct costs of the Y2K Program, the Company has accelerated its program of replacing out-of-date personal computers and operating systems, regardless of whether or not such computers and systems are Year 2000 compliant. The Company estimates it has spent $11.8 million to date and will spend an additional $13.1 million in connection with such replacement program. This replacement program will continue into October 1999. The Y2K Program has been funded under the Company's general IT and operating budgets. In 1999, Y2K Program costs are estimated to be 12 percent of the IT budget. The Year 2000 expenditures have been and will continue to be expensed and deducted from income when incurred, except for costs incurred to acquire new software developed or obtained to replace old software which may be capitalized and amortized under generally accepted accounting principles. No significant internal systems projects are being deferred due to the Y2K Program efforts. The above amounts are the Company's best estimate given other systems initiatives that were ongoing irrespective of the Y2K Program (such as the migration to Windows NT and related hardware upgrades). However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

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

Further contingency plans are being developed to address issues related to third parties that are not considered to be making sufficient progress in becoming Year 2000 ready in a timely manner. Due to the large number of variables involved with estimating resultant lost revenues should there be a third party failure, the Company cannot provide an estimate of damage if any of the scenarios were to occur.

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

EURO CONVERSION - UPDATE

Given the nature and size of the Company's European operations, the Company does not perceive the conversion to the Euro as a significant risk area. The Company's businesses operate under long-term contracts, typically denominated in U.S. Dollars, as compared with more traditional retail or manufacturing environments. If required, the Company is currently able to bid, price and negotiate contracts using the Euro. The Company's treasury function is also capable of operating with the Euro. Specifically, the Company is able to: establish bank accounts; obtain financing; obtain bank guarantees or letters of credit; trade foreign currency; and hedge transactions. The Company's ongoing Euro conversion effort will be primarily concentrated in the systems area.

Conversion to the Euro impacts the Company's subsidiaries in The Netherlands, Germany, Belgium, and Spain. All subsidiaries use a standard accounting system and all reside in the same database. The Company's conversion plan is to maintain the legacy database for historical reference and to create a new database with the Euro as the base currency. The new database will permit transactions to take place in both legacy currencies and the Euro as well as perform prescribed rounding calculations. The new Euro-based database is anticipated to be available by June 1999, with testing complete by the end of July 1999. Full conversion is anticipated to be completed by the start of fiscal year 2000, with the exception of the Spain office which is anticipated to be completed by the start of fiscal year 2001.

The Company has not incurred and it does not expect to incur any significant costs from the continued conversion to the Euro, including any currency risk, which could significantly affect the Company's business, financial condition and results of operations.

The Company has not experienced any significant operational disruptions to date and does not currently expect the continued conversion to the Euro to cause any significant operational disruptions, including the impact of systems operated by others.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 establishes new standards for recording derivatives in interim and annual financial statements. On May 19, 1999, the Financial Accounting Standards Board voted to defer the implementation date of this statement, thereby making it effective for the Company's fiscal year 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant impact on the results of operations or the financial position of the Company.

                                FLUOR CORPORATION
                               CHANGES IN BACKLOG
               Three and Six Months Ended April 30, 1999 and 1998

                                    UNAUDITED


For the Three Months Ended April 30,                                   1999            1998
----------------------------------------------------------------------------------------------
Backlog - beginning of period                                      $ 11,064.5      $ 14,018.1
New awards                                                            1,621.1         2,776.6
Adjustments and cancellations, net                                      138.7           (73.3)
Work Performed                                                       (2,601.8)       (2,807.4)
                                                                   --------------------------
Backlog - end of period                                            $ 10,222.5      $ 13,914.0
                                                                   ==========================


For the Six Months Ended April 30,                                    1999            1998
----------------------------------------------------------------------------------------------
Backlog - beginning of period                                      $ 12,645.3      $ 14,370.0
New awards                                                            3,322.0         5,378.7
Adjustments and cancellations, net                                     (252.8)          (70.8)
Work Performed                                                       (5,492.0)       (5,763.9)
                                                                   --------------------------
Backlog - end of period                                            $ 10,222.5      $ 13,914.0
                                                                   ==========================

                           PART II: OTHER INFORMATION




Item 4.      Submission of Matters to a Vote of Security Holders.

              (a) Date of Meeting. The annual meeting of stockholders of Fluor
                  Corporation was held on March 9, 1999 at The Hyatt Regency Hotel, Irvine, California.

              (b) Election of Directors - Voting Results

                  Directors elected -

                  Don L. Blankenship
                  64,447,796       FOR
                   1,245,870       VOTED TO WITHHOLD AUTHORITY

                  Peter J. Fluor
                  64,507,431       FOR
                   1,186,235       VOTED TO WITHHOLD AUTHORITY

                  Bobby R. Inman
                  64,401,930       FOR
                   1,291,736       VOTED TO WITHHOLD AUTHORITY

                  James O. Rollans
                  64,440,910       FOR
                    1,252,756      VOTED TO WITHHOLD AUTHORITY

                  Other directors continuing in office -

                  Carroll A. Campbell, Jr.
                  Philip J. Carroll, Jr.
                  David P. Gardner
                  Thomas L. Gossage
                  Vilma S. Martinez
                  Dean R. O'Hare
                  Robin W. Renwick
                  Martha R. Seger
                  James C. Stein

             (c) Matters Voted Upon. Ratification of the appointment of Ernst &
                 Young LLP as independent auditors for 1999:

                  65,124,670     FOR
                     288,700     AGAINST
                     280,296     ABSTAIN
                         -0-     BROKER NON-VOTE

                  Approval of Fluor Corporation 1999 Executive Performance Incentive Plan:

                  59,700,705     FOR
                   5,311,184     AGAINST
                     681,777     ABSTAIN
                         -0-     BROKER NON-VOTE

             (d)  Terms of settlement between registrant and any other
                  participant.    None


Item 5.      Other Information.   None


Item 6.      Exhibits and Reports on Form 8-K.

             (a)      Exhibits.

                      10.1 Fluor Corporation 1999 Executive Performance Incentive Plan.

                      27.1 Financial Data Schedule as of and for the six months ended April 30, 1999.

             (b)      Reports on Form 8-K.

                      None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FLUOR CORPORATION
                                      ------------------
                                       (Registrant)



Date: June 14, 1999                     /s/ J. O. Rollans
      -------------                     ----------------------------------------
                                        J. O. Rollans, Senior Vice President
                                        and Chief Financial Officer



                                        /s/V. L. Prechtl
                                        ----------------------------------------
                                        V. L. Prechtl, Vice President and
                                        Controller

                                 EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------

 10.1          Fluor Corporation 1999 Executive Performance Incentive Plan.

 27.1          Financial Data Schedule as of and for the six months ended April
               30, 1999.