Form 10-Q
period 1999-07-31
FLUOR CORP/DE/
filed 1999-09-14
CIK 37748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to______________

Commission File Number:  1-7775


                                FLUOR CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                           95-0740960
-------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
incorporation or organization)


                One Enterprise Drive, Aliso Viejo, CA 92656-2606
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 349-2000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of August 31, 1999 there were 75,964,241 shares of common stock outstanding.

                                FLUOR CORPORATION

                                    FORM 10-Q

                                  JULY 31, 1999


TABLE OF CONTENTS                                                                                       PAGE
------------------------------------------------------------------------------------------------------------
PART I:         FINANCIAL INFORMATION

         Condensed Consolidated Statement of Operations for the Three Months Ended July 31, 1999
         and 1998.....................................................................................    2

         Condensed Consolidated Statement of Operations for the Nine Months Ended July 31, 1999
         and 1998.....................................................................................    3

         Condensed Consolidated Balance Sheet at July 31, 1999 and October 31, 1998...................    4

         Condensed Consolidated Statement of Cash Flows for the Nine Months Ended
         July 31, 1999 and 1998.......................................................................    6

         Notes to Condensed Consolidated Financial Statements........................................     7

         Management's Discussion and Analysis of Financial Condition and  Results
         of Operations...............................................................................    11

         Changes in Backlog..........................................................................    25

PART II:     OTHER INFORMATION ......................................................................    26

SIGNATURES ...........................................................................................   27


                          PART I: FINANCIAL INFORMATION

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    Three Months Ended July 31, 1999 and 1998

                                    UNAUDITED

In thousands, except per share amounts                     1999           1998
----------------------------------------------------------------------------------
REVENUES                                               $ 3,069,444    $ 3,528,852

COSTS AND EXPENSES

        Cost of revenues                                 2,967,562      3,421,976
        Corporate administrative and general expense        20,724          3,774
        Interest expense                                    12,439         12,284
        Interest income                                     (4,818)        (5,414)
                                                       -----------    -----------
Total Costs and Expenses                                 2,995,907      3,432,620
                                                       -----------    -----------
EARNINGS BEFORE INCOME TAXES                                73,537         96,232

INCOME TAX EXPENSE                                          23,385         33,795
                                                       -----------    -----------
NET EARNINGS                                           $    50,152    $    62,437
                                                       ===========    ===========
EARNINGS PER SHARE
        BASIC                                          $       .67    $       .81
                                                       ===========    ===========
        DILUTED                                        $       .66    $       .81
                                                       ===========    ===========
DIVIDENDS PER COMMON SHARE                             $       .20    $       .20
                                                       ===========    ===========
SHARES USED TO CALCULATE

        BASIC EARNINGS PER SHARE                            75,200         76,933
                                                       ===========    ===========
        DILUTED EARNINGS PER SHARE                          75,847         77,294
                                                       ===========    ===========

See Accompanying Notes.

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    Nine Months Ended July 31, 1999 and 1998

                                    UNAUDITED

In thousands, except per share amounts                        1999             1998
-----------------------------------------------------------------------------------------
REVENUES                                                  $  9,544,816       $ 10,209,950

COSTS AND EXPENSES

        Cost of revenues                                     9,259,978          9,916,146
        Special provision                                      136,500                 --
        Corporate administrative and general expense            40,504             14,337
        Interest expense                                        38,451             31,033
        Interest income                                        (14,530)           (15,906)
                                                          ------------       ------------
Total Costs and Expenses                                     9,460,903          9,945,610
                                                          ------------       ------------

EARNINGS BEFORE INCOME TAXES                                    83,913            264,340

INCOME TAX EXPENSE                                              55,575             92,801
                                                          ------------       ------------
NET EARNINGS                                              $     28,338       $    171,539
                                                          ============       ============

EARNINGS PER SHARE

        BASIC                                             $        .38       $       2.14
                                                          ============       ============
        DILUTED                                           $        .37       $       2.14
                                                          ============       ============
DIVIDENDS PER COMMON SHARE                                $        .60       $        .60
                                                          ============       ============
SHARES USED TO CALCULATE

        BASIC EARNINGS PER SHARE                                75,158             80,005
                                                          ============       ============
        DILUTED EARNINGS PER SHARE                              75,884             80,265
                                                          ============       ============


See Accompanying Notes.

                                FLUOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       July 31, 1999 and October 31, 1998

                                    UNAUDITED
                                                                         July 31,     October 31,
$ in thousands                                                            1999           1998*
-------------------------------------------------------------------------------------------------
ASSETS

Current assets
      Cash and cash equivalents                                       $  219,886      $  340,544
      Accounts and notes receivable                                      941,838         959,416
      Contract work in progress                                          442,395         596,983
      Deferred taxes                                                      95,079          81,155
      Inventory and other current assets                                 334,767         262,753
      Net assets held for sale                                                --          36,300
                                                                      ----------      ----------

             Total current assets                                      2,033,965       2,277,151
                                                                      ----------      ----------
Property, plant and equipment (net of accumulated
      depreciation, depletion and amortization of $1,230,980 and
      $1,132,923, respectively)                                        2,191,252       2,147,308
Investments and goodwill, net                                            294,489         276,653
Other                                                                    378,137         318,096
                                                                      ==========      ==========
                                                                      $4,897,843      $5,019,208
                                                                      ==========      ==========




                            (continued on next page)


* Amounts at October 31, 1998 have been derived from audited financial statements.

                                FLUOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       July 31, 1999 and October 31, 1998

                                    UNAUDITED
                                                                                     July 31,            October 31,
$ in thousands                                                                         1999                1998*
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Trade accounts and notes payable                                               $   840,216       $   972,096
      Commercial paper and loan notes                                                    243,302           428,458
      Advance billings on contracts                                                      575,335           546,816
      Accrued salaries, wages and benefit plans                                          305,844           324,412
      Other accrued liabilities                                                          339,652           223,596
      Current portion of long-term debt                                                       --               176
                                                                                     -----------       -----------
          Total current liabilities                                                    2,304,349         2,495,554
                                                                                     -----------       -----------
Long term debt due after one year                                                        317,550           300,428
Deferred taxes                                                                           130,596           105,515
Other noncurrent liabilities                                                             631,098           592,102
Commitments and contingencies
Shareholders' equity
      Capital stock
      Preferred - authorized 20,000,000 shares
            without par value; none issued
      Common- authorized 150,000,000 shares of $.625 par value; issued and
            outstanding - 75,857,377 shares and 75,572,537 shares, respectively           47,411            47,233
      Additional capital                                                                 210,242           199,077
      Retained earnings                                                                1,314,697         1,331,843
      Unamortized executive stock plan expense                                           (23,647)          (22,633)
      Accumulated other comprehensive income:
             Cumulative translation adjustment                                           (34,453)          (29,911)
                                                                                     -----------       -----------
             Total shareholders' equity                                                1,514,250         1,525,609
                                                                                     ===========       ===========
                                                                                     $ 4,897,843       $ 5,019,208
                                                                                     ===========       ===========

See Accompanying Notes.

* Amounts at October 31, 1998 have been derived from audited financial statements.

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    Nine Months Ended July 31, 1999 and 1998
                                    UNAUDITED

$ in thousands                                                               1999             1998
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

         Net earnings                                                      $  28,338       $ 171,539
         Adjustments to reconcile net earnings to cash
         provided by operating activities:
                Depreciation, depletion and amortization                     236,712         208,655
                Deferred taxes                                                13,497          (2,946)
                Special provision, net of cash paid                          118,261              --
                Change in operating assets and liabilities, excluding
                     effects of business acquisitions/dispositions           (47,478)        172,328
                Other, net                                                   (44,815)        (57,018)
                                                                           ---------       ---------
Cash provided by operating activities                                        304,515         492,558
                                                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES

         Capital expenditures                                               (362,437)       (414,901)
         Proceeds from sale of subsidiary                                     36,300              --
         Proceeds from sale of property, plant and equipment                  92,295          85,510
         Proceeds from sales/maturities of marketable securities                  --          10,089
         Investments, net                                                    (13,441)        (11,776)
         Other, net                                                          (17,360)        (10,418)
                                                                           ---------       ---------
Cash utilized by investing activities                                       (264,643)       (341,496)
                                                                           ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES

         (Decrease) increase in short-term borrowings                       (185,156)        242,039
         Proceeds from issuance of notes payable to affiliate                 50,479              --
         Proceeds from issuance of long-term debt                             17,550              --
         Cash dividends paid                                                 (45,484)        (48,367)
         Stock options exercised                                               4,161           9,770
         Purchases of common stock                                                --        (341,276)
         Other, net                                                           (2,080)         (3,825)
                                                                           ---------       ---------
Cash utilized by financing activities                                       (160,530)       (141,659)
                                                                           ---------       ---------
(Decrease) increase in cash and cash equivalents                            (120,658)          9,403
Cash and cash equivalents at beginning of period                             340,544         299,324
                                                                           ---------       ---------
Cash and cash equivalents at end of period                                 $ 219,886       $ 308,727
                                                                           =========       =========

See Accompanying Notes.

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

(1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's October 31, 1998 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended July 31, 1999 are not necessarily indicative of results that can be expected for the full year.

         The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at July 31, 1999 and its consolidated results of operations and cash flows for the three and nine months ended July 31, 1999 and 1998. In addition, the 1999 nine-month results for the Engineering and Construction segment include a one-time, special provision of $136.5 million. See Note 6 below and Management's Discussion and Analysis of Financial Condition and Results of Operations for further information on this item.

         Certain 1998 amounts have been reclassified to conform with the 1999 presentation.


(2)      Inventories comprise the following:

                                                    July 31,                  October 31,
          $  in thousands                               1999                         1998
          --------------------------------------------------------------------------------
          Equipment for sale/rental                $ 116,064                     $ 94,179
          Coal                                        66,633                       52,628
          Supplies and other                          54,817                       51,838
                                                   =========                    =========
                                                   $ 237,514                    $ 198,645
                                                   =========                    =========


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

         The components of comprehensive income, net of related tax, are as follows:

                                                 Three months ended            Nine months ended
                                                       July 31,                     July 31,
                                             ---------------------------------------------------------
         ($ in thousands)                      1999            1998           1999            1998
                                             ---------------------------------------------------------
          Net earnings                      $  50,152       $  62,437       $  28,338       $ 171,539
          Foreign currency translation
            adjustment                         (6,238)        (11,371)         (4,542)        (18,790)
                                            =========       =========       =========       =========
          Comprehensive income              $  43,914       $  51,066       $  23,796       $ 152,749
                                            =========       =========       =========       =========


(4) Cash paid for interest was $33.6 million and $26.0 million for the nine month periods ended July 31, 1999 and 1998, respectively. Income tax payments, net of receipts, were $46.4 million and $46.0 million during the nine month periods ended July 31, 1999 and 1998, respectively.


(5) In connection with its 1997/1998 share repurchase program, the Company entered into a forward purchase contract for 1,850,000 shares of its common stock at a price of $49 per share. The contract matures in October 2000 and gives the Company the ultimate choice of settlement option, either physical settlement or net share settlement. As of July 31, 1999, the contract settlement cost per share exceeded the current market price per share by $10.61.

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

           Approximately 5,000 jobs are expected to be eliminated by these actions within the next year. Some affected employees are entitled to receive severance benefits under established severance policies or by governmental regulations. Additionally, outplacement services may be provided on a limited basis to some affected employees. The provision also reflects amounts for asset impairment, primarily for property, plant and equipment; intangible assets (goodwill); and certain investments. The asset impairments were recorded primarily because of the Company's decision to exit certain non-strategic geographic locations and businesses. The carrying values of impaired assets were adjusted to their current market values based on estimated sale proceeds, using either discounted cash flows or contractual amounts. Lease termination costs were also included in the reorganization charge. The Company anticipates closing 15 non-strategic offices worldwide as well as consolidating and downsizing other office locations. The closure or rationalization of these facilities is expected to be substantially completed by the end of fiscal year 2000.

           To date the Company has closed 11 offices and reduced headcount by approximately 3,300 employees.

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                    UNAUDITED


The following table summarizes the status of the Company's reorganization plan:

                                                         Lease
($ in millions)              Personnel     Asset       Termination
                               Costs     Impairments      Costs         Other          Total
                             ---------   -----------   -----------      ------        --------
Special provision             $  72.2     $  48.8       $  14.5         $  1.0        $  136.5
Cash expenditures               (16.1)       (0.2)         (1.6)          (0.3)          (18.2)
Asset write-offs                 --         (14.1)         --             --             (14.1)
                              -------     -------       -------         ------        --------
Balance at July 31, 1999      $  56.1     $  34.5       $  12.9         $  0.7        $  104.2
                              =======     =======       =======         ======        ========

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

Additional information concerning these and other factors can be found in press releases as well as the Company's public periodic filings with the Securities and Exchange Commission, including the discussion under the heading "Item 1. Business - Other Matters - Fluor Business Risks" in the Company's Form 10-K filed January 22, 1999. These filings are available publicly and upon request from Fluor's Investor Relations Department: (949) 349-3909. The Company disclaims any intent or obligation to update its forward-looking statements.

RESULTS OF OPERATIONS

Revenues for the three and nine month periods ended July 31, 1999 decreased by 13 percent and 7 percent, respectively, compared with the same periods of 1998. Net earnings for the three and nine month periods ended July 31, 1999 were $50.2 million and $28.3 million, respectively, compared with net earnings of $62.4 million and $171.5 million, respectively, for the same periods of 1998. Results for the nine months ended July 31, 1999 include a one-time, special provision of $136.5 million ($119.8 million after-tax) for personnel, facilities and asset impairment costs required to implement the Company's new strategic direction and reorganization of its Engineering and Construction segment. Also contributing to the lower results for the three and nine months ended July 31, 1999, as compared with the same periods in 1998, was a decrease in operating profit from the Company's Coal segment as well as higher net interest and corporate administrative and general expenses.

ENGINEERING AND CONSTRUCTION

The Engineering and Construction segment revenues and operating profit for the three and nine month periods ended July 31, 1999 and 1998 are as follows:

                            Three months ended                           Nine months ended
                                 July 31,                                    July 31,
                        ------------------------------              -------------------------------
($ in thousands)           1999               1998                     1999                1998
                        ----------          ----------              -----------         -----------
Revenues                $ 2,803,174         $3,253,885              $ 8,750,561         $ 9,374,738
Operating profit          $  67,953          $  65,361                $  48,121         $   176,615

Revenues for the three and nine month periods ended July 31, 1999 for the Engineering and Construction segment decreased by 14 percent and 7 percent, respectively, compared with the same periods in 1998, primarily due to a reduction in work performed in the core engineering, procurement and construction business. This reduction is consistent with the global slow down in the development of mining and petrochemical plants and facilities, which has been adversely impacted by low petroleum and commodity prices. Excluding the impact of the $136.5 million special provision, the segment generated operating profits of $184.6 million for the nine month period ended July 31, 1999, an increase of 5 percent over the same period in 1998. Operating margins improved slightly during 1999 as compared with 1998, primarily due to the Company's continuing emphasis on improving margins through selectivity in new projects.

In addition to the $136.5 million special provision, results for the nine month period ended July 31, 1999 for the Engineering and Construction segment include a provision totaling $64 million for process design problems which arose on its Murrin Murrin nickel cobalt project in Western Australia. The Company anticipates recovering a portion of this amount and, accordingly, recorded $44 million in potential insurance recoveries. The result was a negative $20 million impact in the second quarter from this project. Partially offsetting this was recognition of $10 million of earnings from a project in Indonesia. Realization of these earnings had been in question primarily due to the previously reported uncertainty of collection of certain progress billings. The collection of these billings combined with resolution of other normal project completion contingencies during the second quarter resulted in recognition of project earnings in accordance with contract accounting principles.

As a result of the strategic reorganization, the Engineering and Construction segment has been separated into two strategic business enterprises: Fluor Daniel and Fluor Global Services. Fluor Daniel, which will concentrate on the Company's engineering, procurement and construction business, reported operating profit for the quarter of $50 million. Fluor Global Services, which includes American Equipment Company, TRS Staffing Solutions, Fluor Federal Services, Telecommunications, Operations and Maintenance, and a new company, Consulting, posted operating profit of $18 million for the quarter.

New awards for the three and nine months ended July 31, 1999 were $1.6 billion and $4.9 billion, respectively, compared with $2.7 billion and $8.1 billion for the same periods of 1998. Approximately 28 percent and 44 percent, respectively, of the new awards for the three and nine months ended July 31, 1999 were for projects located outside of the United States. There were no individual project awards in excess of $325 million in the third quarter of 1999. The decrease in 1999 new awards as compared with 1998 reflects a deferral of capital spending by clients as well as greater project selectivity by the Company.

The following table sets forth backlog for each of the Company's Engineering and Construction business groups:

                         July 31,         October 31,            July 31,
$ in millions                1999                1998                1998
--------------------------------------------------------------------------
Process                   $ 3,393            $  5,345            $  6,339
Industrial                  3,638               4,761               5,239
Power/Government            1,118               1,272               1,149
Diversified Services          976               1,267               1,012
                          -------            --------            --------
Total backlog             $ 9,125            $ 12,645            $ 13,739
                          =======            ========            ========

U.S.                      $ 4,690             $ 5,911             $ 5,870
Outside U.S.                4,435               6,734               7,869
                          -------            --------            --------
Total backlog             $ 9,125            $ 12,645            $ 13,739
                          =======            ========            ========

The overall decrease in backlog is consistent with the slowing trends in new awards. Approximately 49 percent of the Company's backlog as of July 31, 1999 is for projects located outside the United States. Due to the nature of the projects the Company pursues and those included in backlog, the Company has not experienced any significant disruption in ongoing project execution related to turmoil in the global financial markets. Although backlog reflects business which is considered firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals, and revised project scope and cost, both upward and downward.

REORGANIZATION COSTS

During the second quarter of 1999, the Company adopted a plan to reorganize its operations to respond to deteriorating business conditions in its Engineering and Construction segment. The anticipated benefits to be derived from the reorganization will be a $160 million annual reduction in gross overhead expense.

The Company recorded a one-time, special provision of $136.5 million ($119.8 million after-tax) to recognize the costs associated with the reorganization. Approximately 5,000 jobs are expected to be eliminated by these actions within the next year. Some affected employees are entitled to receive severance benefits under established severance policies or by governmental regulations. Additionally, outplacement services may be provided on a limited basis to some affected employees. The provision also reflects amounts for asset impairment, primarily for property, plant and equipment; intangible assets (goodwill); and certain investments. The asset impairments were recorded primarily because of the Company's decision to exit certain non-strategic geographic locations and businesses. The carrying values of impaired assets were adjusted to their current market values based on estimated sale proceeds, using either discounted cash flows or contractual amounts. Lease termination costs were also included in the reorganization charge. The Company anticipates closing 15 non-strategic offices worldwide as well as consolidating and downsizing other office locations. The closure or rationalization of these facilities is expected to be substantially completed by the end of fiscal year 2000.

To date the Company has closed 11 offices and reduced headcount by approximately 3,300 employees.

The following table summarizes the status of the Company's reorganization plan:

                                                                               Lease
($ in million  s)                       Personnel          Asset            Termination
                                          Costs         Impairments            Costs         Other          Total
                                        ---------       -----------         ------------     -----          -----
Special provision                          $72.2          $ 48.8               $14.5          $ 1.0         $136.5
Cash expenditures                          (16.1)           (0.2)               (1.6)          (0.3)         (18.2)
Asset write-offs                              --           (14.1)                 --             --          (14.1)
                                           -----          ------               -----          -----         ------
Balance at July 31, 1999                   $56.1          $ 34.5               $12.9          $ 0.7         $104.2
                                           =====          ======               =====          =====         ======

COAL

Coal segment revenues and operating profit for the three and nine month periods ended July 31, 1999 and 1998 are as follows:

                            Three months ended                               Nine months ended
                                 July 31,                                        July 31,
                        ---------------------------                    ---------------------------
($ in thousands)          1999              1998                         1999                1998
                        ---------         ---------                    ---------          ---------
Revenues                $ 266,270         $ 274,967                    $ 794,255          $ 835,212
Operating profit        $  33,656         $  43,672                    $ 104,104          $ 120,661

Revenues decreased 3 percent and 5 percent, respectively, for the three and nine month periods ended July 31, 1999 compared with the same periods in 1998. The decrease during the three month period is due primarily to lower prices for both metallurgical and steam coal as compared with 1998. Volume for metallurgical coal decreased 19 percent during the three month period but was more than offset by an increase in steam coal volume of 24 percent. The decrease in revenues during the nine month period is due to the combination of lower prices and a reduction in the higher priced metallurgical coal volume. Volume for metallurgical coal decreased 19 percent during the nine month period while volume for steam coal increased only 17 percent. The metallurgical coal market continues to be adversely affected by steel imports from outside the United States and a weak U.S. coal export market. The imports have reduced demand for steel produced in the U.S. and thereby reduced U.S. demand for metallurgical coal, which is used in steel production. Demand is weak for U.S. coal exported to foreign markets as the U.S. Dollar remains strong and the Asian economies slowly recover from their financial crises. Additionally, the market for steam coal, which is used to fire electric generating plants, continues to be impacted by high customer inventory levels resulting from last year's mild winter and the recent low price of oil, which offers a lower cost alternative to steam coal. These market conditions have placed pressure on both the sales volume and pricing outlook for 1999. Gross profit decreased 3 percent during the three months ended July 31, 1999 as compared with 1998, primarily due to the decrease in higher margin metallurgical coal sales partially offset by lower production costs for both metallurgical and steam coal. Gross profit for the nine month period is flat as compared with 1998 as reduced metallurgical coal sales and lower prices for both metallurgical and steam coal were offset by lower production costs for both metallurgical and steam coal. Operating profit during both periods was impacted by higher fixed costs, primarily depreciation, depletion and amortization, as volume levels remain flat.

OTHER

Net interest expense for the three and nine months ended July 31, 1999 increased compared with the same periods of 1998 due primarily to lower interest income resulting from lower average cash balances in addition to an increase in interest expense from higher commercial paper and loan notes used to fund the Company's share repurchase program, which was completed in October 1998.

Corporate administrative and general expense for the three and nine months ended July 31, 1999 was $20.7 million and $40.5 million, respectively, compared with $3.8 million and $14.3 million, respectively, for the same periods in 1998. The increase in corporate administrative and general expense for the three month period is primarily due to higher stock-based compensation plan expense and an increase in consulting costs related to the development and implementation of the

Company's new strategic direction. The three months ended July 31, 1999 also included $5.1 million for the development of the Company's ERM system, Knowledge @ Work. The increase in expense for the nine month period is due primarily to higher consulting costs and Knowledge @ Work development costs. In addition, the nine month period ended July 31, 1998 included a credit of approximately $10 million related to a long-term incentive compensation plan. The Company accrues for certain long-term incentive awards whose ultimate cost is dependent on attainment of various performance targets set by the Organization and Compensation Committee (the "Committee") of the Board of Directors. Under the long-term incentive compensation plan referred to above, the performance target expired, without amendment or extension by the Committee, on December 31, 1997.

The Company's effective tax rate decreased approximately 3 percentage points for the three month period ended July 31, 1999 as compared with the same period of 1998. The tax rate for the third quarter of 1998 reflects a higher level of expense items which did not receive full tax benefit. The effective tax rate for the nine month period ended July 31, 1999 is significantly higher than the amount reported for the same period in 1998. This is primarily because certain non-U.S. items included in the special provision did not receive full tax benefit.

FINANCIAL POSITION AND LIQUIDITY

At July 31, 1999, the Company had cash and cash equivalents of $219.9 million and a total debt to total capital ratio of 28.8 percent. At July 31, 1998, the Company had cash and cash equivalents of $308.7 million and a total debt to total capital ratio of 29.1 percent.

Cash flow generated from operating activities was $304.5 million during the nine month period ended July 31, 1999, compared with $492.6 million during the same period in 1998. The decrease in cash generated from operating activities is primarily due to an increase in project-related working capital which is affected from period to period by the mix, stage of completion and commercial terms of engineering, procurement and construction projects. In addition, operating cash flow was adversely impacted by an increase in inventories, both for equipment for sale/rental and coal. The increase in inventories is a result of slowing markets. Cash flow in 1998 was positively impacted by the receipt of a $30 million tax refund in the first quarter.

Financing activities during the nine months ended July 31, 1999 included capital expenditures of $362.4 million, including $166.4 million for the Coal segment. Capital expenditures, net of proceeds from the sale of property, plant and equipment, were lower in 1999 than the comparable period in 1998, primarily in the Coal segment. Coal segment capital expenditures for the three months ended July 31, 1999 were $22.4 million, a decrease of $72.1 million from the comparable period in 1998. The Company also completed the sale of its ownership interest in Fluor Daniel GTI, Inc. during the first nine months of 1999 and received proceeds totaling $36.3 million.

Investing activities during the nine months ended July 31, 1999 included a reduction in commercial paper and loan notes of $185.2 million partially offset by the issuance of $50.5 million in notes payable to an affiliate. In addition, the Company became obligated with respect to $17.6 million in long-term municipal bonds. Dividends during the first nine months of 1999 were $45.5 million ($.60 per share) as compared with $48.4 million ($.60 per share) in 1998. The decrease in the dividends paid is due to a lower number of shares outstanding as a result of the Company's 1997/1998 share repurchase program. Under this program, during the nine months ended July 31, 1998 the Company repurchased 7,430,300 shares of its common stock for a total of $341.3 million.

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

FINANCIAL INSTRUMENTS

In connection with its 1997/1998 share repurchase program, the Company entered into a forward purchase contract for 1,850,000 shares of its common stock at a price of $49 per share. The contract matures in October 2000 and gives the Company the ultimate choice of settlement option, either physical settlement or net share settlement. As of July 31, 1999, the contract settlement cost per share exceeded the current market price per share by $10.61.

Although the ultimate choice of settlement option resides with the Company, if the price of the Company's common stock falls to certain levels, as defined in the contract, the holder of the contract has the right to require the Company to settle the contract.

The Company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At July 31, 1999 and October 31, 1998, the Company had forward foreign exchange contracts of less than two years in duration, to exchange principally Australian Dollars, Canadian Dollars, Korean Won, Dutch Guilders and German Marks for U.S. dollars. In addition, the Company has a forward currency contract to exchange U.S. dollars for British pounds sterling to hedge annual lease commitments which expire in 1999. The total gross notional amount of these contracts at July 31, 1999 and October 31, 1998 was $63 million and $106 million, respectively. Forward contracts to purchase foreign currency represented $61 million and $102 million and forward contracts to sell foreign currency represented $2 million and $4 million, at July 31, 1999 and October 31, 1998, respectively.

THE YEAR 2000 ISSUE - READINESS DISCLOSURE - UPDATE

The Year 2000 issue is the result of computer systems and other equipment with processors that use only two digits to identify a year rather than four. If not corrected, many computer applications and date sensitive equipment could fail or create erroneous results before, during and after the Year 2000. The Company utilizes information technology ("IT") systems, such as computer networking systems and non-IT devices, which may contain embedded circuits, such as those which may be found in building security equipment. The Year 2000 issue could affect the systems, transaction processing, computer applications and devices used by the Company to operate and monitor all major aspects of its business, including financial systems, marketing services, proprietary engineering and procurement systems, technical reference databases and facilities operating systems. Both IT systems and non-IT devices are subject to potential failure due to the Year 2000 issue.

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

Program, without respect to distinctions between mission critical systems and non-mission critical systems, are represented in the following table:

                  PHASES OF THE PROJECT            START DATE      END DATE
                  ---------------------            ----------      --------
Identification and assessment of IT and non-
     IT systems                                    Early 1996      December 31, 1998
Remediation or replacement and testing             Late 1996       October 31, 1999
Contingency planning                               Late 1998       Ongoing into 2000

With respect to systems that are being acquired by the Company for its own account or the account of customers, the Company uses standard compliance processes to certify Year 2000 compliance. The Company maintains relationships with thousands of suppliers, some of which supply software, hardware and systems that must be assessed for Year 2000 compliance. The Company has identified approximately 2,000 critical suppliers. The Company requires that all suppliers certify and, where appropriate, guarantee that the systems and equipment they provide to the Company for its own account and the account of its customers are Year 2000 compliant. In addition to requiring such certifications, the Company has also established a procedure for reviewing Year 2000 compliance of critical suppliers. Actions include the review of remediation and testing of specific equipment, review of suppliers' corporate Year 2000 progress and confirmation of electronic exchange formats. Where appropriate, the Company may follow up its review of supplier information with on-site visits. Where a supplier does not, or cannot, satisfy the Company's Year 2000 requirements, the Company seeks alternate suppliers, subject to customer requirements and contract specifications. Given the number of suppliers utilized by the Company, compliance assessment is ongoing. Although initial reviews indicate that Year 2000 compliance by the Company's suppliers should not have a material adverse affect on the Company's operations, there can be no assurance that suppliers will resolve all Year 2000 issues in their systems and equipment in a timely manner.

Generally, the Company has substantially completed phase 1 (identification and assessment) and phase 2 (remediation or replacement and testing) with respect to most of its Business Systems. The upgrading or remediation of the balance of the Business Systems is scheduled to be complete by the end of October 1999.

At this time, the Company believes its mainframe system is Year 2000 ready. The Company is using an automated tool to test servers and approximately 17,000 personal computers with standard connections to servers. Approximately 77 percent of those computers have been tested, and approximately 85 percent of the personal computers tested (or approximately 65 percent of the total) have been found to be Year 2000 compliant. Approximately 15 percent of the computers tested require upgrading and are being upgraded. Remaining hardware, including personal computers that are not connected to servers, is predominately located at project sites or smaller offices. Such hardware is not likely to be mission critical and is being assessed through manual procedures. The Company is migrating its personal computers to new operating systems (Windows 95 and Windows NT), and migration is expected to address Year 2000 problems in various operating systems that are being replaced. All equipment upgrades and remediation are expected to be complete by September 1999.

With respect to Engineering Systems, the Company plans to retire approximately 31 percent of its engineering applications software to streamline its operations, reduce support costs and avoid costs of Year 2000 remediation. The cost of such software, to the extent originally capitalized, has been fully amortized and the Company does not expect any significant write off as the result of such retirement. The remediation of remaining applications software is largely being addressed via upgrades. At this time, approximately 88 percent of the engineering applications software that will remain in use have been upgraded. With respect to the Engineering Systems, remediation and testing are proceeding in accordance with the schedule, and the implementation of compliant versions is expected to be complete by the end of October 1999.

The assessment of mission critical Major Site Specific Systems is substantially completed. Remediation or replacement and testing of all the systems and equipment the Company has identified at the Department of Energy's projects has been completed. The assessment of site specific control systems used at the Company's coal plants is substantially complete. Approximately 84% of those systems are Year 2000 ready. Remediation of the remaining systems is expected to be complete by October 1999.

Other Site Specific Systems have been assessed. The Company has identified approximately 350 applications in this category. Approximately 140 will be retired. Approximately 180 of those systems are Year 2000 ready. The implementation of compliant versions of the remaining 30 applications is expected to be complete by the end of October 1999.

With respect to Customer Systems and current customer projects generally, the Company is making evaluations to determine whether or not any action is required to ensure Year 2000 readiness. At any time, the Company may have approximately 2,000 ongoing customer projects. The Company is reviewing those projects where it has ongoing warranty or performance obligations for Year 2000 issues. It has targeted approximately 1,300 projects for additional Year 2000 assessment, all of which have been reviewed. At those projects where Year 2000 issues may exist, the Company has evaluated what further action is required. Any required remediation and contingency planning is expected to be complete by the end of October 1999. In many cases, the Company does not provide its own warranties but has passed through to its customers the warranties provided by its suppliers. Accordingly, the Company is contacting suppliers of the systems affected by Year 2000 issues and monitoring their remediation efforts. The Company relies directly and indirectly on external systems utilized by its suppliers and on equipment and materials provided by those suppliers and used for the Company's business. As discussed above, the Company has implemented a procedure for reviewing Year 2000 compliance by its suppliers.

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

The Company has investments in various joint ventures and is monitoring the Year 2000 efforts of such joint ventures. Based on available information, the Company believes business systems used in such joint ventures are Year 2000 ready.

The Company uses both internal and external resources in its Y2K Program. The Company estimates that, from 1996 to date, it has spent approximately $19.1 million on the Year 2000 issue. It anticipates spending an additional $7 to $10 million during the remainder of this year and running into the first quarter of 2000. The additional spending estimate is less than reported in the second quarter because some projected costs in this category have been re-estimated. The estimate of additional spending was derived utilizing numerous assumptions, including the assumption that the Company has already identified its most significant Year 2000 issues and that plans of its third party suppliers will be fulfilled in a timely manner without cost to the Company. The Company estimates that 37 percent of the total costs incurred in the Y2K Program have been and will be incurred to remediate systems (including software upgrades); the remaining 63 percent will be incurred to replace problem systems and equipment. In addition to the direct costs of the Y2K Program, the Company has accelerated its program of replacing out-of-date personal computers and operating systems, regardless of whether or not such computers and systems are Year 2000 compliant. The Company estimates it has spent $10.8 million to date and will spend an additional $5 to $7 million in connection with such replacement program. The additional spending estimate is less than reported in the second quarter because some projected costs in this category have been re-estimated. This replacement program will continue into October 1999. Overall, the Company's Year 2000 Specific costs are on track for a total of approximately $16 million, with the total costs for the Y2K Program expected to be in the range of $25 to $30 million.

The Y2K Program has been funded under the Company's general IT and operating budgets. In 1999, Y2K Program costs are estimated to be 10 percent of the IT budget. The Year 2000 expenditures have been and will continue to be expensed and deducted from income when incurred, except for costs incurred to acquire new software developed or obtained to replace old software which may be capitalized and amortized under generally accepted accounting principles. No significant internal systems projects are being deferred due to the Y2K Program efforts. The above amounts are the Company's best estimate given other systems initiatives that were ongoing irrespective of the Y2K Program (such as the migration to Windows NT and related hardware upgrades). However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

The Company is developing contingency plans to address the Year 2000 issues that may pose a significant risk to its ongoing operations and existing projects. Such plans include the implementation of alternate procedures to compensate for any system and equipment malfunctions or deficiencies with the Company's internal systems and equipment, with systems and equipment utilized at the Company's project sites and with systems and equipment provided to clients. During the remediation phase of the internal business systems, the Company has been and will be evaluating potential failures and will attempt to develop responses in a timely manner. However, there can be no assurance that any contingency plans implemented by the Company would be adequate to meet the Company's needs without materially impacting its operations, that any such plan would be successful or that the Company's results of operations would not be materially and adversely affected by the delays and inefficiencies inherent in conducting operations in an alternative manner.

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

The Company's Y2K Program is subject to a variety of risks and uncertainties, some of which are beyond the Company's control. Those risks and uncertainties include, but are not limited to, the availability of qualified computer personnel, the Year 2000 readiness of third parties and the Year 2000 compliance of systems and equipment provided by suppliers.

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

Conversion to the Euro impacts the Company's subsidiaries in The Netherlands, Germany, Belgium, and Spain. All subsidiaries use a standard accounting system and all reside in the same database. The Company's conversion plan is to maintain the legacy database for historical reference and to create a new database with the Euro as the base currency. The new database will permit transactions to take place in both legacy currencies and the Euro as well as perform prescribed rounding calculations. The new Euro-based database is available and testing is in progress. Full conversion is anticipated to be completed by the start of fiscal year 2001.

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

                                FLUOR CORPORATION
                               CHANGES IN BACKLOG
               Three and Nine Months Ended July 31, 1999 and 1998

                                    UNAUDITED

For the Three Months Ended July 31,               1999                1998
---------------------------------------------------------------------------
Backlog - beginning of period               $ 10,222.5          $ 13,914.0
New awards                                     1,601.7             2,708.9
Adjustments and cancellations, net              (103.9)              137.9
Work performed                                (2,595.4)           (3,021.7)
                                             ---------          ----------
Backlog - end of period                      $ 9,124.9          $ 13,739.1
                                             =========          ==========

For the Nine Months Ended July 31,                1999                1998
--------------------------------------------------------------------------
Backlog - beginning of period               $ 12,645.3          $ 14,370.0
New awards                                     4,923.7             8,087.6
Adjustments and cancellations, net              (356.6)               67.1
Work performed                                (8,087.5)           (8,785.6)
                                             ---------          ----------
Backlog - end of period                      $ 9,124.9          $ 13,739.1
                                             =========          ==========

                           PART II: OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K.

                (a)        Exhibits.

                           27.1 Financial Data Schedule as of and for the nine months ended July 31, 1999.

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



                                               FLUOR CORPORATION
                                   --------------------------------------------
                                                 (Registrant)



Date:  September 14, 1999          /s/R. F. Hake
                                   --------------------------------------------
                                   R.F. Hake, Executive Vice President and
                                   Chief Financial Officer



                                   /s/V. L. Prechtl
                                   --------------------------------------------
                                   V. L. Prechtl, Vice President and Controller

                                 EXHIBIT INDEX

  Exhibit
    No.                          Description
  ------                         ------------
   (a)        Exhibits.

             27.1 Financial Data Schedule as of and for the nine months ended July 31, 1999.