Form 10-K
period 1999-10-31
FLUOR CORP/DE/
filed 2000-01-27
CIK 37748

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

                           COMMISSION FILE NO. 1-7775

                                FLUOR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      95-0740960
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

ONE ENTERPRISE DRIVE, ALISO VIEJO, CALIFORNIA                      92656
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 349-2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's voting stock held by non-affiliates was $3,451,394,240 on January 12, 2000 based upon the average between the highest and lowest sales prices of the registrant's Common Stock as reported in the consolidated transactions reporting system.

         Common Stock, $0.625 par value, outstanding as of January 12, 2000 - 76,370,706 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II and IV incorporate certain information by reference from the registrant's Annual Report to shareholders for the fiscal year ended October 31, 1999.

     Part III incorporates certain information by reference from the registrant's definitive proxy statement for the annual meeting of shareholders to be held on March 8, 2000, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended October 31, 1999.

================================================================================

         From time to time, Fluor(R) Corporation ("Fluor" or the "Company") makes certain comments and disclosures in reports and statements, including this report or statements made by its officers or directors which may be forward-looking in nature. Examples include statements related to Company growth, the ability to appropriately handle a slowdown in the demand for metallurgical coal, the adequacy of funds to service debt and the Company's opinions about trends and factors which may impact future operating results. These forward-looking statements could also involve, among other things, statements regarding the Company's intent, belief or expectation with respect to
(i) the Company's results of operations and financial condition, (ii) the consummation of acquisition, disposition or financing transactions and the effect thereof on the Company's business, and (iii) the Company's plans and objectives for future operations and expansion or consolidation.

         Any forward-looking statements are subject to the risks and uncertainties that could cause actual results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from those expressed or implied in such forward-looking statements. Any forward-looking statements are also subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. These assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. As a result, the reader is cautioned not to rely on these forward-looking statements.

         The Company wishes to caution readers that forward-looking statements, including disclosures which use words such as the Company "believes," "anticipates," "expects," "estimates" and similar statements, are subject to certain risks and uncertainties which could cause actual results of operations to differ materially from expectations. Any forward-looking statements should be considered in context with the various disclosures made by the Company about its businesses, including without limitation the risk factors more specifically described below in Item 1. Business, under the heading "Company Business Risks."


                                     PART I

ITEM 1.  BUSINESS

     Fluor Corporation was incorporated in Delaware in 1978 as a successor in interest to a California corporation of the same name that was originally incorporated in 1924. Its executive offices are located at One Enterprise Drive, Aliso Viejo, California 92656, telephone number (949) 349-2000.

     The Company is basically a holding company which owns the stock of numerous subsidiary corporations. Except as the context otherwise requires, the terms "Fluor" or the "Company" as used herein shall include Fluor Corporation and its subsidiaries and divisions.

     In March 1999, the Company announced a new strategic direction and the Company was realigned into four principal business segments which the Company refers to as Strategic Business Enterprises (each, an "SBE") each with clear performance accountability: the Fluor Daniel(SM) segment which provides design, engineering, procurement and construction services on a worldwide basis to an extensive range of industrial, commercial, utility, natural resources and energy clients; the Fluor Global Services(SM) segment which provides outsourcing and asset management solutions to its customers; the Fluor Signature Services(SM) segment which provides traditional business administration and support services to the Company; and the Coal segment which produces, processes and sells high-quality, low-sulfur steam coal for the utility industry as well as industrial customers, and metallurgical coal for the steel industry. The Company also operates through Fluor Constructors International, Inc. ("Fluor Constructors") which is organized and operates separately from Fluor Daniel. Fluor Constructors provides unionized management, construction and management services in the United States and Canada, both independently and as a subcontractor to Fluor Daniel, and global support to all Fluor Daniel business units.

     As part of the new strategic direction, the Company has established a Global Development, Sales and Marketing group and has implemented a Knowledge@Work(SM) initiative. Global Development, Sales and Marketing is an organization which is responsible for providing global account management for the Company's key clients. The Knowledge@Work initiative is focused on revamping the Company's work processes and management systems. Its primary goals include improved access to and use of Company knowledge coupled with an improved ability to obtain up-to-date and timely information across all aspects of the Company's business operations.

     A summary of the Company's operations and activities by business segment and geographical area is set forth below.


                                  FLUOR DANIEL

     The Fluor Daniel SBE ("Fluor Daniel") provides a full range of design, engineering, procurement, construction and other services to clients in a broad range of industrial and geographic markets on a worldwide basis. Fluor Daniel's operations are organized into five business units responsible for identifying and capitalizing on opportunities in their market segments on a global basis. The operations of Fluor Daniel are detailed below by business unit:

         Chemicals and Life Sciences: The Chemicals and Life Sciences business unit furnishes a full line of services to the following market segments: specialty and fine chemicals, petrochemicals, bulk pharmaceuticals, secondary pharmaceutical manufacturing and biotechnology. A representative sample of the projects being performed in this business unit include film processing plants throughout China, a major petrochemical complex in the western province of Saudi Arabia and a pharmaceutical plant for a major client in Ireland. Life Sciences clients continue to concentrate their manufacturing capabilities in certain tax-advantaged locations including Puerto Rico, Ireland and Singapore where Fluor Daniel has an existing and expanding presence. In addition, the Chemicals and Life Sciences business unit is targeting development opportunities to leverage key customer relationships by matching available technologies with regional market needs and feedstock availability. For example, the Chemicals and Life Sciences business unit has recently partnered with Du Pont to license, design and construct industrial plants using Du Pont's PET technology.

         Oil, Gas and Power: Fluor Daniel's Oil, Gas and Power business unit is an integrated service supplier providing a full range of design, engineering, procurement, construction and project management services in a broad spectrum of energy industries ranging from upstream production to refining to power generation. Typical oil and gas projects include new facilities, upgrades, revamps and expansions for refineries, pipeline installations and oil sands development projects. Current projects include development of an offshore oil field in the Timor Sea, various pipeline projects in the Caspian Sea region and a major oil sands project in Alberta, Canada. In power generation, this business unit designs, engineers and constructs power generation facilities predominantly in the fossil fuel power industry through Duke/Fluor Daniel, a partnership with Duke Energy Corp. Duke/Fluor Daniel was awarded contracts for the development of seven new power generation facilities in fiscal year 1999.

         Mining: The Mining business unit operates internationally in a wide range of mineral markets providing services ranging from mine planning and development, project management, technical and engineering services, resource evaluation, geologic modeling, equipment selection, permitting, construction and remediation. Projects being performed include the design and installation of the longest single strand underground conveyor in the world in Colorado, engineering, procurement and construction services for a major copper and gold project in Indonesia, design and construction management of the world's largest "grass roots" copper concentrator on the island of Sumbawa and construction of the world's largest vanadium production facility located in Western Australia.

         Manufacturing: The Manufacturing business unit provides comprehensive engineering, architectural, construction, design, programming and management services to the general manufacturing, electronics, food, beverage and consumer products industries along with specialized construction management expertise for the pharmaceutical and biotechnology industries. This business unit strives to build longstanding business relationships with clients as best evidenced by its thirty year alliance with Procter & Gamble. Current projects of the Manufacturing business unit include wafer fabrication and processing facilities in Malaysia, a major electronics facility in the Philippines, a resort/hotel in Las Vegas, Nevada and a research and development and headquarters facility for a major pharmaceutical company in the northeastern United States.

         Infrastructure: The Infrastructure business unit provides design, engineering, procurement, construction and construction management services for the transportation industry. In highway construction, this business unit has completed numerous projects and the anticipated growth of public-private ventures should serve as a platform to increase its role in this area. For example, this business unit was recently selected by the South Carolina Department of Transportation to provide construction and management support for the statewide highway development program. Other localities are emulating this innovative approach and, in concert with United States government funding of over $200-plus billion from the TEA-21 transportation bill resulting in numerous new transportation opportunities domestically, this business unit is well-positioned to grow in this area. In the area of railroad construction, numerous public/private venture projects are now under development in Europe. The Infrastructure business unit has expanded into this area as exemplified by its recent joint venture with Mott MacDonald in the United Kingdom to be one of three primary suppliers of program management services to Britain's Railtrack for a multi-billion dollar improvement project on one of England's most heavily traveled rail lines. Finally, the need for improvement and expansion of major airports is apparent due to global increases in air traffic. In this area, the Infrastructure business unit has managed numerous projects including its present involvement in a major expansion project at John F. Kennedy Airport in New York.

COMPETITION

     Fluor Daniel is one of the world's larger providers of engineering, procurement and construction services. The markets served by the business are highly competitive and for the most part require substantial resources, particularly highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by the business. Competition is primarily centered on performance and the ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost-efficient manner. The Company's engineering, procurement and construction business derives its competitive strength from its diversity, reputation for quality, technology, cost-effectiveness, worldwide procurement capability, project management expertise, geographic coverage, ability to meet client requirements by performing construction on either a union or an open shop basis, ability to execute projects of varying sizes, strong safety record and lengthy experience with a wide range of services and technologies.


                              FLUOR GLOBAL SERVICES

         The Fluor Global Services SBE ("Fluor Global Services") supplies a full array of business asset and operation management services outside the traditional engineering, procurement and construction value chain. Services provided by Fluor Global Services include operations, maintenance and consulting services; construction and rental equipment, contract and direct-hire staffing services and training; and program and asset management services to industries on a global basis. This separate enterprise was created in order to better serve the Company's clients and to take advantage of a growing outsourcing market across a broad range of industries. Fluor Global Services' operations are organized into the following six business units:

         American Equipment Company: American Equipment Company ("AMECO(R)") sells, rents, services and outsources equipment for construction and industrial needs on a global basis. In order to better serve clients, AMECO has reorganized into three business lines: Fleet Services which provides outsourcing services to targeted industrial markets; Site Services which provides complete rental equipment and tool programs for capital construction projects; and Dealerships which provide new and used equipment sales, parts and services in targeted geographic regions.

         TRS Staffing Solutions: TRS Staffing Solutions is a global enterprise of staffing specialists that provides clients with assistance in temporary, contract and direct hire positions specializing in information technology, accounting and financing and engineering personnel. The temporary staffing segment affords clients flexibility and economies in meeting client needs due to factors which cannot be handled by a client's normal staffing by providing temporary workers on a cost-effective basis. The contract and direct hire segment is focused on helping clients to effectively recruit and retain staff.

         Operations & Maintenance: Operations & Maintenance furnishes repair, renovation, replacement, predictive and preventative services to commercial, industrial, nuclear, fossil fuel, manufacturing and oil, gas and power facilities worldwide. In addition, it is a leading supplier of integrated facility management for commercial and government operations, providing on-location maintenance and operations support coupled with workplace consulting and facility management services. The services provided by this business unit are those that are typically outsourced by a client in that they are ancillary to the primary business of the client. By outsourcing these services, the client is better able to focus on its primary business activities. Many of these contracts are evergreen in nature and can be extended for many years.

         Fluor Federal Services: Fluor Federal Services(SM) is a leading provider of services to the United States government, especially with respect to the operation and environmental remediation of government facilities for the United States Department of Energy and Department of Defense. These projects tend to be extremely large, complex in nature and take many years to complete. Examples of activities being performed by Fluor Federal Services include environmental restoration, engineering, construction, site operations and maintenance at government sites located in Hanford, Washington and Fernald, Ohio.

         Telecommunications: The Telecommunications business unit is a leading provider of systems integration and project management services for the global telecommunications market. As an example, this business unit was recently named project manager of a $320 million project to build out a network of fiber optic cable and point of presence units for Level 3 Communications.

         Consulting Services: Consulting Services provides clients with professional advisory services and operational diagnostics to clients with a goal that each client reaches optimum business performance.

COMPETITION

     The markets served by each Fluor Global Services business unit, while containing some similarities, tend also to have discrete issues particularly impacting that unit. Each business unit has a large number of companies competing in its markets. With respect to AMECO, which operates in numerous markets, the equipment rental industry is highly fragmented and very competitive, with most competitors operating in specific geographic areas. In the sales and service area, the equipment distribution market consists primarily of firms which operate dealerships representing equipment manufacturers. Competition in the equipment arena is driven primarily by price, service and locality to where the client's services are required. With respect to TRS Staffing Solutions, this is a highly fragmented industry with over 100 companies competing nationally. The key competitive factors in this segment are price, service quality, breadth of service and geographical coverage. Key competitive factors in both Fluor Federal Services and Telecommunications are primarily centered on performance and the ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost-efficient manner. In both Operations & Maintenance and Consulting Services, the barrier to entry to these industries is both financially and logistically low with the result that the industries are highly fragmented with no single company being dominant. Competition is generally driven by reputation, price and capacity to perform.


                            FLUOR SIGNATURE SERVICES

     The Fluor Signature Services SBE ("Fluor Signature Services") commenced operations effective November 1, 1999. This SBE was created primarily to provide traditional business services and business infrastructure support to the Company and its divisions and subsidiaries including human resource, finance, accounting, safety, information technology, knowledge management and office support services. Fluor Signature Services brings a new approach to doing business. By assuming responsibility for the delivery of business administration and support services, Fluor Signature Services will allow the Company's operating units to focus on their core businesses. The individual operating units will define and choose which services to purchase from Fluor

Signature Services. Consolidation of these services into one organization should reduce costs and improve quality standards. Ultimately, such services may be marketed to external customers.


                                      COAL

         The Coal segment, which operates through A. T. Massey Coal Company, Inc., is headquartered in Richmond, Virginia and, with its subsidiaries that conduct Massey's coal-related businesses, are collectively referred to herein as the "Massey Companies."

     The Massey Companies produce, process and sell bituminous, low sulfur coal of steam and metallurgical grades from 22 mining complexes (20 of which include preparation plants) located in West Virginia, Kentucky, Virginia and Tennessee. As of October 31, 1999, one of the mining complexes was still in development and not yet producing coal. Steam coal is used primarily by utilities as fuel for power plants. Metallurgical coal is used primarily to make coke for use in the manufacture of steel.

     For each of the three years in the period ended October 31, 1999, the Massey Companies' production (expressed in thousands of short tons) of steam coal and metallurgical coal, respectively, was 23,218 and 15,145 for fiscal year 1999, 19,611 and 18,410 for fiscal year 1998 and 19,798 and 16,757 for fiscal year 1997. Sales (expressed in thousands of short tons) of coal produced by the Massey Companies were 37,864 for fiscal year 1999, 37,608 for fiscal year 1998 and 35,643 for fiscal year 1997.

CONTRACTS

     A large portion of the steam coal produced by the Massey Companies is sold to domestic utilities. Metallurgical coal is sold to both foreign and domestic steel producers. Approximately 66% of the Massey Companies' fiscal year 1999 coal production was sold under long-term contracts, 52% of which was steam coal and 48% of which was metallurgical coal. Approximately 7% of the coal tonnage sold by the Massey Companies in fiscal year 1999 was sold outside of North America.

COMPETITION

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

OTHER MATTERS

     The Coal Industry Retiree Health Benefits Act of 1992 (the "Act") provides that certain retired coal miners who were members of the United Mine Workers of America, along with their spouses, are guaranteed health care benefits. The Massey Companies' obligation under the Act is currently estimated to aggregate approximately $56.4 million which will be recognized as expensed as payments are made. The amount expensed during fiscal year 1999 approximated $3.6 million.

RESERVES

     The management of the Massey Companies estimates that, as of October 31, 1999, the Massey Companies had total recoverable reserves (expressed in millions of short tons) of 2,087; 720 of which are assigned recoverable reserves and 1,367 of which are unassigned recoverable reserves; and 1,381 of which are proven recoverable reserves and 706 of which are probable recoverable reserves.

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


                                  OTHER MATTERS

DIVESTITURES AND ACQUISITIONS

     During the fiscal year ending October 1999, the Company did not engage in any acquisitions or divestitures which when considered either independently or collectively were material to the Company's business, taken as a whole.

NEW SERVICES

     There are no new industry segments or new service areas that the Company is currently planning to enter or that will require a material investment of Company assets, other than as discussed herein.

RAW MATERIALS

     With the exception of Massey and its coal reserves previously discussed, raw materials are not currently a material issue with respect to any of the Company's business segments.

PATENTS AND LICENSES

     Each of the Company's business segments relies on new and improved versions of existing processes, materials or techniques, some of which are patented. However, none of the existing or pending patents held or licensed by the Company or any business segment are considered essential to operations. Generally, the development and improvement of processes, materials and techniques are performed as part of services in connection with the projects and contracts undertaken for various clients.

SEASONAL BUSINESS IMPLICATIONS

         The Company believes that the business of each of the Company's industry segments is not seasonal in a material or significant manner.

WORKING CAPITAL

         The Company believes that there are no material, special or unusual working capital requirements in any of the Company's business segments.

CUSTOMERS

         None of the business segments of the Company is dependent upon either a single customer or a limited number of customers in any material manner.

BACKLOG

         The following table sets forth the consolidated backlog of Fluor Daniel and Fluor Global Services segments at October 31, 1999 and 1998.

                                                                  1999         1998
                                                                  ----         ----
                                                             (IN MILLIONS OF DOLLARS)
            Fluor Daniel....................................  $   6,770    $  10,403
            Fluor Global Services...........................      2,372        2,242
                                                              ---------    ---------
                                                              $   9,142    $  12,645
                                                              =========    =========

         The following table sets forth the consolidated backlog of Fluor Daniel and Fluor Global Services segments at October 31, 1999 and 1998 by region:

                                                                  1999         1998
                                                                  ----         ----
                                                             (IN MILLIONS OF DOLLARS)
            United States...................................  $   5,008    $   5,911
            Asia Pacific (including Australia)...............       998        2,260
            Europe, Africa and Middle East..................      1,074        2,023
            The Americas....................................      2,062        2,451
                                                              ---------    ---------
                                                              $   9,142    $  12,645
                                                              =========    =========

         Estimated portion not to be performed during fiscal 2000: 21%

         For purposes of the preceding tables, Fluor Global Services backlog figures are not provided for AMECO and TRS Staffing Solutions since there is no way to meaningfully measure backlog for these business units due to the short-term nature of the services they provide. Similarly, backlog is not reported for the Massey Companies because, in the Company's opinion, such information is not necessarily meaningful because of the nature of the coal mining business where repetitive services of a short-term nature is the norm.

         The dollar amount of the backlog is not necessarily indicative of the future earnings of Fluor related to the performance of such work. Although backlog represents only business which is considered to be firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of Fluor's control, such as changes in project schedules, Fluor cannot predict with certainty the portion of its October 31, 1999 backlog estimated to be performed subsequent to fiscal year 2000.

         For additional information with respect to the Company's backlog, please see Management's Discussion and Analysis contained in Fluor's 1999 Annual Report to shareholders, which information is incorporated herein by this reference (and except for this section and other sections specifically incorporated herein by this reference in Items 1 through 8 of this report, Fluor's 1999 Annual Report to shareholders is not deemed to be filed as part of this report).

GOVERNMENT CONTRACTS

         Fluor Global Services, predominantly through the Fluor Federal Services business unit, is a prime contractor or a major subcontractor for a number of United States government programs. Generally, the programs in question may take many years to complete and may be implemented by the award of many different contracts. Despite the fact that these programs are generally awarded on a multi-year basis, the funding for the programs is generally approved on an annual basis by Congress. The government is under no obligation to maintain funding at any specific level, or funds for a program may even be eliminated thereby significantly curtailing or stopping a program. The government also has the right to terminate its contracts at any time for convenience. However, the government is required to equitably adjust a contract for additions or reduction in scope and, in the event of termination, a contractor may also receive some allowance for profit on work performed.

         Contracts and business with the government are also subject to a number of socio-economic and other requirements as well as certain procurement regulations. If a contractor fails to comply with the requirements and regulations, it could lead to suspension or even debarment from government contracting. Finally, government contracting and the continued funding of programs is also subject to a variety of factors beyond the Company's control such as political developments both domestically and internationally, budget considerations and changes in procurement policies.

RESEARCH AND DEVELOPMENT

While the Company engages in research and development efforts both on current projects and in the development of new products and services, the Company believes that during the past three fiscal years, it has not incurred costs for Company-sponsored research and development activities which would be material, special or unusual in any of the Company's business segments, other than research and development activities associated with the Company's Knowledge@Work initiative.

ENVIRONMENTAL, SAFETY AND HEALTH MATTERS

     On October 20, 1999, the United States District Court for the Southern District of West Virginia ("District Court") issued an injunction which prohibits the construction of valley fills over both intermittent and perennial stream segments as part of mining operations. While the Massey Companies are not a party to this litigation, virtually all mining operations (including those of the Massey Companies) utilize valley fills to dispose of excess materials mined during coal production. This decision is now under appeal to the Fourth Circuit Court of Appeals and the District Court has issued a stay of its decision pending the outcome of the appeal. Based upon the current state of the appeal, the Company does not believe that the Massey Companies mining operations will be materially affected while the appeal is pending. If and to the extent that the District Court's decision is upheld and legislation is not passed which limits the impact of the decision, all or a portion of the Massey Companies' mining operations could be affected. The potential impact to the Massey Companies arising from this proceeding is currently not estimable.

         The Massey Companies are affected by and comply with federal, state and local laws and regulations relating to environmental protection and plant and mine safety and health, including but not limited to the federal Surface Mining Control and Reclamation Act of 1977; Occupational Safety and Health Act; Mine Safety and Health Act of 1977; Water Pollution Control Act, as amended by the Clean Water Act of 1977; Black Lung Benefits Revenue Act of 1977; and Black Lung Benefits Reform Act of 1977. The Massey Companies are also affected by acid rain legislation, which is generally believed to benefit prices for low sulfur coal. The Massey Companies intend to continue to evaluate and pursue, in appropriate circumstances, the acquisition of additional low sulfur coal reserves.

         It is impossible to predict the full impact of future judicial, legislative or regulatory developments on such operations, because the standards to be met, as well as the technology and length of time available to meet those standards, continue to develop and change.

         In fiscal year 1999, the Massey Companies expended approximately $11.4 million to comply with environmental, health and safety laws and regulations, none of which expenditures were capitalized. The Massey Companies anticipate making $6.8 million and $8.9 million in such non-capital expenditures in fiscal 2000 and 2001, respectively. Of these expenditures, $10.3 million, $5.6 million and $7.8 million for fiscal 1999, 2000 and 2001, respectively, were or are anticipated to be for surface reclamation. Existing financial reserves are believed to be adequate to cover actual and anticipated reclamation expenditures.

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

NUMBER OF EMPLOYEES

         The following table sets forth the number of salaried and craft/hourly employees of Fluor and its subsidiaries engaged in Fluor's business segments as of October 31, 1999:

                                        SALARIED    CRAFT/HOURLY      TOTAL
                                        --------    ------------      -----
            Fluor Daniel .............   18,147        13,547        31,694
            Fluor Global Services ....    6,011        12,581        18,592
            Massey Companies .........    1,039         2,151         3,190
            Corporate ................       85             0            85
                                         ------        ------        ------
            TOTAL ....................   25,282        28,279        53,561
                                         ======        ======        ======

OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHICAL AREA

         The financial information for business segments and geographic areas is included in the Operations by Business Segment and Geographical Area section of the Notes to Consolidated Financial Statements in Fluor's 1999 Annual Report to shareholders, which section is incorporated herein by reference.

COMPANY BUSINESS RISKS

         Cost Overrun Risks Associated with Fixed, Maximum or Unit Priced Contracts. A substantial portion of the Company's business is conducted under various types of contractual arrangements, including cost-reimbursable (plus fixed or percentage fee), all-inclusive rate, unit price, fixed or maximum price and incentive fee contracts. While, in terms of dollar amount, the majority of contracts are of the cost-reimbursable type, there has been an increase in the volume of fixed, maximum, unit-priced and incentive fee contracts. Under fixed, maximum or unit priced contracts, the Company agrees to perform the contract for a fixed price, and, as a result, benefit from potential cost savings. At the same time, however, the Company bears the risk for most cost overruns. Under fixed price incentive contracts, the Company bears some or all of the risk of costs exceeding the negotiated ceiling price and shares with the customer any cost savings up to a negotiated ceiling price. Contract prices are established in part on cost estimates which are subject to a number of assumptions, such as assumptions regarding future economic conditions, price and availability of labor, equipment and materials, applicable law, weather delays or civil unrest labor disruptions. If, in the future, these estimates prove inaccurate, or circumstances change, cost overruns may occur. Significant cost overruns could have a material adverse effect on the Company's results of operations and financial condition.

         Risk of Additional Costs Incurred by Project Performance Problems. In certain instances, the Company guarantees to a customer that it will complete a project by a scheduled date or that the facility will achieve certain performance standards. If the project or facility subsequently fails to meet the schedule or performance standards, the Company could incur additional costs. Depending on the nature of the project performance problem, the additional costs incurred may be non-recoverable which could exceed revenues realized from a project. Therefore, if the Company experiences a project performance problem, there could be a material adverse effect on the Company's results of operations and financial condition.

         Uncertainty of Future Contract Awards. Estimates of future performance depend on, among other matters, the Company's estimates as to whether and when it will receive certain new contract awards. While these estimates are based upon good faith judgment, these estimates can be unreliable and may frequently change based on new facts as they become available. In the case of large-scale domestic and international projects where timing is often uncertain, it is particularly difficult to predict whether and when the Company will receive a contract award. The uncertainty of contract award timing can present difficulties in matching workforce size with contract needs. In some cases, the Company maintains and bears the cost of a ready workforce that is larger than called for under existing contracts in anticipation of future workforce needs under expected contract awards. If an expected contract award is delayed or not received, the Company would incur costs that could have a material adverse effect on the Company's results of operations and financial condition.

     Uncertainty of When the Company Might Receive Project Revenues. The time at which the Company receives revenue from engineering and construction projects can be affected by a number of factors outside of the Company's control. Depending upon external conditions, a client may either cancel a project, put it on hold or extend the schedule. Also, the realization of revenues may be impacted by future economic conditions, price and availability of labor, equipment and materials, applicable law, weather delays, civil unrest or labor disruptions. If revenue that the Company expects to receive from a project is either delayed or not received, there could be a material adverse effect on the Company's results of operations and financial condition.

         Uncertainties Associated with Government Contracts. A number of the Company's contracts are government contracts. Typically, government contracts are subject to various restrictions and uncertainties such as oversight audits by government representatives and profit and cost controls. In some cases, government contracts are exposed to the uncertainties associated with Congressional funding. In addition, government contracts are subject to specific procurement regulations and a variety of other socio-economic requirements. The Company must comply with these government regulations and requirements, as well as, various statutes related to employment practices, environmental protection, recordkeeping and accounting. The Company's failure to comply with any of these regulations, requirements and statutes could lead to suspension from government contracting or subcontracting for a period of time. In the event one of the Company's government contracts is terminated for any reason, or if the Company is suspended from government contract work, there could be a material adverse effect on the Company's results of operations and financial condition.

         Backlog Not Indicative of Future Earnings. The dollar amount of the Company's backlog, as stated at any given time, is not necessarily indicative of future earnings. Cancellations or scope adjustments may occur with respect to contracts reflected in the Company's backlog. In the event that the Company experiences significant cancellations or scope adjustments in backlog contracts, there could be a material adverse effect on the Company's results of operations and financial condition.

         Future Environmental, Safety and Health Requirements Could Affect Financial Condition. It is impossible to reliably predict the full nature and impact of future judicial, legislative or regulatory developments relating to the environmental protection, safety and health requirements applicable to the Company's operations (particularly with respect to coal operations). The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. To the extent that the costs associated with meeting those requirements are substantial, there could be a material adverse effect on the Company's results of operations and financial condition.

         Fluctuation in the Production and Sale of Coal. Coal production and sales are subject to a variety of factors relating to operations, geology, transportation, environmental laws and regulations, judicial decisions and weather. These factors routinely cause the Massey Companies' coal production and sales to fluctuate, sometimes negatively. For example, labor disruptions may adversely affect coal production. Similarly, transportation delays may adversely affect coal sales. Such disruptions and delays lead to increased production costs and, therefore, could have a material adverse effect on the Company's results of operations and financial condition.

         Uncertainties Associated with Global Economic and Political Conditions. The Company's businesses are subject to fluctuations in demand and to changing economic and political conditions, not only domestically, but internationally, which are beyond the Company's control. In particular, the Company's engineering and construction and coal businesses are global and are affected by market conditions outside of the United States. These businesses are often subject to, among other matters, foreign government policies and regulations, embargoes, United States government policies and international hostilities. Although the Company tries to reduce exposure to uncertain international market conditions, the Company is unable to completely predict or control the amount and mix of business and sales. To the extent that international businesses are affected by unexpected international market conditions, there could be a material adverse effect on the Company's results of operations and financial condition.

         Foreign Exchange Risks. Because the Company's functional currency is the U.S. dollar, non-U.S. operations sometimes face the additional risk of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. The Company attempts to limit its exposure to foreign currency fluctuations in contracts by requiring client payments in U.S. dollars or other currencies that correspond to the currency in which project costs are incurred. Changes in the value of foreign currencies could have a material adverse effect on the Company's results of operations and financial condition.

     Intense Competition Poses Challenges to Profitability. The Company serves markets that are highly competitive and in which a large number of multinational companies compete. In particular, the engineering and construction and coal markets are highly competitive and require substantial resources and capital investment in equipment, technology and skilled personnel. Competition also impacts the Company's contract prices and profit margins. Intense competition is expected to continue in these markets, presenting the Company with significant challenges in its ability to maintain strong growth rates and acceptable profit margins. In the event that the Company is unable to meet these competitive challenges, there could be a material adverse effect on the Company's results of operations and financial condition.

ITEM 2. PROPERTIES

   Major Facilities

     Operations of Fluor and its subsidiaries are conducted in both owned and leased properties totaling approximately 7.0 million square feet. In addition, certain owned or leased properties of Fluor and its subsidiaries are leased or subleased to third party tenants. The following table describes the location and general character of the major existing facilities, exclusive of mines, coal preparation plants and their adjoining offices:

LOCATION                             INTEREST              PURPOSE
--------                             --------              -------
UNITED STATES AND CANADA:

Aliso Viejo, California              Leased                Fluor Corporate Headquarters and Fluor Daniel and Fluor
                                                           Global Services Operations
Calgary, Canada                      Leased                Fluor Daniel Canada Operations
Charlotte, North Carolina            Leased                Duke/Fluor Daniel Operations
Cincinnati, Ohio                     Leased                Fluor Daniel Operations and Procter & Gamble Alliance
Greenville, South Carolina           Owned and Leased      Fluor Daniel, Fluor Global Services and AMECO Operations
Houston (Sugar Land office), Texas   Owned                 Fluor Daniel and Fluor Global Services Operations
Irvine, California                   Leased                Fluor Signature Services Operations
Pasadena, Texas                      Owned                 AMECO Offices and Yard
Philadelphia, Pennsylvania           Leased                Fluor Daniel and Fluor Global Services Operations
   (Marlton, New Jersey office)
Richland, Washington                 Leased                Fluor Federal Services Operations
Riverside, California                Owned                 AMECO Offices and Yard
Rumford, Rhode Island                Leased                Fluor Daniel Operations
San Juan, Puerto Rico                Leased                Fluor Daniel Operations
Tucson, Arizona                      Leased                Fluor Daniel Operations
Vancouver, Canada                    Leased                Fluor Daniel Wright Operations
Washington, D.C.

THE AMERICAS:                        Leased                Fluor Daniel Operations
Caracas, Venezuela                   Leased                Fluor Daniel (Tecnofluor) Operations
Mexico City, Mexico                  Leased                ICA Fluor Daniel Operations
Monterey, Mexico                     Owned                 AMECO Offices and Yard
Santiago, Chile                      Owned and Leased      Fluor Daniel Chile and AMECO Operations

EUROPE, AFRICA AND MIDDLE EAST:
Al Khobar, Saudi Arabia (Dhahran     Owned                 Fluor Daniel Arabia Operations
area)
Asturias, Spain                      Owned                 Fluor Daniel Espana Operations
Camberley, England                   Leased                Fluor Daniel Limited Operations
Haarlem, Netherlands                 Owned and Leased      Fluor Daniel Operations
Sandton, South Africa                Leased                Fluor Daniel Southern Africa Operations

LOCATION                             INTEREST              PURPOSE
--------                             --------              -------
ASIA AND ASIA PACIFIC:

Jakarta, Indonesia                   Leased                Fluor Daniel Eastern, Inc. Operations
Manila, Philippines                  Owned and Leased      Fluor Daniel Inc. Philippines Operations
Melbourne, Australia                 Leased                Fluor Daniel Pty Ltd. Operations
New Dehli, India                     Leased                Fluor Daniel India Private Ltd. Operations

COAL OFFICES:

Richmond, Virginia                   Owned                 A. T. Massey Operations
Charleston, West Virginia            Leased                A. T. Massey Operations

   Coal Properties

         See Item 1. Business, of this report for additional information regarding the coal operations and properties of the Massey Companies.

ITEM 3.  LEGAL PROCEEDINGS

         Disputes have arisen between a subsidiary of Fluor Daniel and its client, Anaconda Nickel, over the Murrin Murrin Nickel Cobalt project located in Western Australia. Both parties have initiated the dispute resolution process under the contract. Anaconda's primary contention is that the process design, through which pressurized and super heated metal slurry flows through a series of depressurization flash vessels, is defective and incapable of proper operation. Anaconda further contends that the Company falsely represented that the process technology employed in the flash vessel design was commercially proven which Anaconda contends has caused it to lose the benefit of insurance coverage underwritten by Lloyds of London. Anaconda also contends that it has suffered other consequential losses, such as loss of profit, for which it seeks payment from the Company. Anaconda contends that the Company is liable to Anaconda in the total amount of A$300 million.

         The Company vigorously disputes and denies Anaconda's allegations. Among other things, the Company contends that Anaconda has and continues to improperly operate the facility causing the flash vessels to fail. When Anaconda complied with the written operating procedures, the flash vessels operated properly and continuously. Moreover, the Company contends that Anaconda has failed to supply the contractually guaranteed feedstock, adversely affecting the performance of the facility. With respect to the alleged loss of insurance coverage, the Company contends that it made no representations whatsoever regarding the flash tank process design, and that, in any event, Anaconda has not, in fact, lost any insurance coverage, in as much as coverage is being determined by arbitration currently underway in London between Anaconda and Lloyds of London. The Company rejects Anaconda's claim of loss of profit, in as much as the Company has complied with the applicable standards care in the industry and otherwise, the contract between the Company and Anaconda contains a waiver of consequential damages, such as loss of profit.

         The Company has provided notice to all applicable insurance carriers of the disputes between the parties. The Company's primary errors and omissions insurer has provided a favorable coverage determination with respect to the alleged design defects. If and to the extent that these problems are ultimately determined to be the responsibility of the Company, the Company anticipates recovering a substantial portion of this amount from available insurance. For additional discussion, see Contingencies and Commitments in the Notes to Consolidated Financial Statements in Fluor's 1999 Annual Report to shareholders, which section is incorporated herein by this reference.

         In addition, Fluor and its subsidiaries, incident to their normal business activities, are parties to a number of other legal proceedings and other matters in various stages of development. While the Company cannot predict the outcome of these proceedings, in the opinion of the Company and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material adverse effect upon the consolidated financial position or results of operations of Fluor after giving effect to provisions already recorded.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT(1)

PHILIP J. CARROLL, JR., age 62

         Director since July 1998; Chairman of the Board and Chief Executive Officer since July 1998; formerly President and Chief Executive Officer of Shell Oil Company from 1993.

DENNIS W. BENNER, age 58

         Vice President and Chief Information Officer since November 1994; formerly Vice President and General Manager, Information for TRW from 1992.

DON L. BLANKENSHIP, age 49

         Director since 1996; Chairman of the Board and Chief Executive Officer of A.T. Massey Coal Company, Inc.(2) since 1992; joined Rawls Sales & Processing Co.(3) in 1982.

ALAN L. BOECKMANN, age 51

         President and Chief Executive Officer, Fluor Daniel, since March 1999; formerly Group President, Energy and Chemicals from January, 1996; formerly President, Plastics and Fibers from 1994; joined the Company in 1979 with previous service from 1974 to 1977.

JAKE EASTON III, age 52

         Vice President, Strategic Planning since March 1999; formerly President, Strategic Planning Group from 1998; formerly Group President, Fluor Daniel, Inc.(4) from 1997; formerly President, Petroleum and Petrochemicals from 1994; joined the Company in 1975.

LAWRENCE N. FISHER, age 55

         Senior Vice President, Law and Secretary, since 1996; formerly Vice President, Corporate Law and Assistant Secretary from 1984; joined the Company in 1974.

FREDERICK J. GRIGSBY, JR., age 52

         Senior Vice President, Human Resources and Administration, since January 1999; formerly Vice President of Human Resources, Thermo King Corporation from 1995; formerly Director of HR WorkSource, Westinghouse Electric Corporation from 1993; joined the Company in 1999.

RALPH F. HAKE, age 50

         Executive Vice President and Chief Financial Officer, since June 1999; formerly Senior Executive Vice President and Chief Financial Officer of Whirlpool Corporation from 1997; formerly Senior Executive Vice President of Global Operations from 1996; formerly Executive Vice President, North American Appliance Group from 1992; joined the Company in 1999.

JOHN L. HOPKINS, age 46

         President, Global Development, Sales and Marketing, since November 1999; formerly Senior Vice President, Sales and Marketing from 1999; formerly Group President, Global Chemicals from 1998; formerly President, Chemicals, Plastics and Fibers from 1995; joined the Company in 1984.

JAMES O. ROLLANS, age 57

         Director since 1997; President and Chief Executive Officer of Fluor Signature Services since March 1999; formerly Chief Financial Officer from 1998; formerly Chief Administrative Officer from 1994; formerly Senior Vice President from 1992; joined the Company in 1982.

JAMES C. STEIN, age 56

         Director since 1997; President and Chief Executive Officer of Fluor Global Services since March 1999; formerly President and Chief Operating Officer, Fluor Daniel, Inc.(4) from 1997; formerly Group President, Diversified Services, of Fluor Daniel, Inc.(4) from 1994; joined the Company in 1964.

----------------
(1) Except where otherwise indicated, all references are to positions held with Fluor.

(2) A. T. Massey Coal Company, Inc. ("A. T. Massey"), is an indirectly wholly-owned subsidiary of Fluor which, along with A. T. Massey's subsidiaries, conducts A. T. Massey's coal-related businesses.

(3)  Rawl Sales & Processing Co. is a wholly-owned subsidiary of A. T. Massey.

(4) Fluor Daniel, Inc. by virtue of name change filed in October 1999 is now known as Fluor Enterprises, Inc.

                                     PART II

         Information for Items 5, 6, 7 and 7a is contained in Fluor's 1999 Annual Report to shareholders, which information is incorporated herein by reference:

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

ITEM 7A.    Quantitative and Qualitative Discussions
            about Market Risk........................................... Management's Discussion and Analysis

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information for Item 8 is included in Fluor's consolidated financial statements as of October 31, 1999 and 1998 and for each of the three years in the period ended October 31, 1999 and Fluor's unaudited quarterly financial data for the two year period ended October 31, 1999, in the Consolidated Financial Statements (including the Consolidated Balance Sheet, Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Equity and Notes to Consolidated Financial Statements) and unaudited Quarterly Financial Data sections of Fluor's 1999 Annual Report to shareholders, which are incorporated herein by reference. The report of independent auditors on Fluor's consolidated financial statements is in the Management's and Independent Auditors' Reports section of Fluor's 1999 Annual Report to shareholders and is also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not  Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information concerning Fluor's executive officers is included under the caption "Executive Officers of the Registrant" in Part I, following Item 4. Other information required by this item is included in the Biographical section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of Fluor's fiscal year ended October 31, 1999.

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

         If a change of control were to have occurred on October 31, 1999, the additional amounts payable by Fluor, either in cash or in stock, if each of the five most highly compensated executive officers and all executive officers as a group were thereupon involuntarily terminated without cause would be as follows:

                                                                          RESTRICTED      SUPPLEMENTAL
              INDIVIDUAL OR GROUP                                       STOCK PLANS(1)   BENEFIT PLAN(2)
              -------------------                                       --------------   ---------------
              Philip J. Carroll, Jr....................................      $403,622       $1,512,827
              Don L. Blankenship.......................................     1,413,510          454,982
              James C. Stein...........................................       559,237          523,229
              James O. Rollans.........................................       705,723          601,714
              Alan L. Boeckmann........................................       221,020          341,237
              All Executive Officers (11) including the above..........    $4,337,249       $4,373,576

-----------------

(1) Value at October 31, 1999 of previously awarded restricted stock which would vest upon change of control.

(2) Lump sum entitlement of previously awarded benefits which would vest upon change of control.

         Further disclosure required by this item is included in the Organization and Compensation Committee Report on Executive Compensation and Executive Compensation and Other Information sections of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Fluor's fiscal year ended October 31, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required by this item is included in the Stock Ownership section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Fluor's fiscal year ended October 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required by this item is included in the Other Matters section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Fluor's fiscal year ended October 31, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this report:

1. Financial Statements: The following financial statements are contained in Fluor's 1999 Annual Report to shareholders:

         Consolidated Balance Sheet at October 31, 1999 and 1998

         Consolidated Statement of Earnings for the years ended October 31, 1999, 1998 and 1997

         Consolidated Statement of Cash Flows for the years ended October 31, 1999, 1998 and 1997

         Consolidated Statement of Shareholders' Equity for the years ended October 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

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

3.2      Restated Bylaws (as amended effective October 10, 1999) of Fluor
         Corporation

4.1      Fluor Corporation Dividend Reinvestment Plan (as amended and restated
         June 30, 1995) [filed as Exhibit 4.2 to Fluor's annual report on Form
         10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]

4.2      Indenture dated as of February 18, 1997 between Fluor Corporation and
         Banker's Trust Company, trustee [filed as Exhibit 4 to Form S-3,
         Registration No. 333-18315 for the issuance of up to $350 million of debt securities and incorporated herein by this reference].

10.1     Fluor Corporation and Subsidiaries Executive Incentive Compensation
         Plan (as amended and restated through September 15, 1988) [filed as
         Exhibit 10.2 to Fluor's quarterly report on Form 10-Q for the quarterly period ended July 31, 1996 and incorporated herein by reference]

10.2 Fluor Executive Deferred Compensation Program (as amended and restated effective May 1, 1997) [filed as Exhibit 10.2 to Fluor's annual report on Form 10-K for the fiscal year ended October 31,1997 and incorporated herein by this reference]

10.3     Fluor Executives' Health Plan Summary [filed as Exhibit 10.11 to
         Fluor's annual report on Form 10-K for the fiscal year ended October
         31, 1985 and incorporated herein by reference]

10.4 Directors' Life Insurance Summary [filed as Exhibit 10(i) to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1980 and incorporated herein by reference]

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
10.5     Executive Tax Services Plan (as amended and restated effective
         September 8, 1998)

10.6     Executive Personal Financial Counseling Plan (as amended effective
         September 7, 1998)

10.7     Company Automobile Policy Summary (effective as of July 1, 1998)

10.8     Fluor Executives' Supplemental Benefit Plan (as amended by First
         Amendment effective November 15, 1983 as further amended and restated effective as of May 1, 1999)

10.9     1988 Fluor Executive Stock Plan (as amended and restated effective
         December 6, 1994) [filed as Exhibit 10.13 to Fluor's annual report on
         Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]

10.10 Fluor Corporation Change of Control Compensation Plan (as amended and restated by Second Amendment effective October 1, 1989) [filed as
         Exhibit 10.19 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1989 and incorporated herein by reference]

10.11    Fluor Special Executive Incentive Plan (as amended effective December
         6, 1994) [filed as Exhibit 10.15 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]

10.12    Retirement Plan for Outside Directors (effective as of May 1, 1992)
         [filed as Exhibit 10.18 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference]

10.13    Executive Severance Plan (amended and restated effective as of July 21,
         1999)

10.14 Fluor Corporation Stock Plan for Non-Employee Directors (adopted effective March 14, 1995) [filed as Exhibit 10.21 to Fluor's quarterly report on Form 10-Q for the quarterly period ended April 30, 1995 and incorporated herein by reference]

10.15    1996 Fluor Executive Stock Plan (effective March 12, 1996 as amended
         December 10, 1996) [filed as Exhibit 10.20 to Fluor's annual report on
         Form 10-K for the fiscal year ended October 31, 1996 and incorporated herein by this reference]

10.16    Fluor Corporation Restricted Stock Plan for Non-Employee Directors
         [filed as Exhibit 10.1 to Fluor's quarterly report as Form 10-Q for the quarterly period ended April 30, 1997 and incorporated herein by this reference]

10.17    Employment Agreement between Fluor Corporation and Philip J. Carroll,
         Jr. dated as of July 1, 1998 [filed as Exhibit 10.19 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated herein by this reference]

10.18    Employment Agreement between Fluor Corporation, A.T. Massey Coal
         Company, Inc. and Don L. Blankenship dated as of October 1, 1998 [filed as Exhibit 10.20 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated herein by this reference]

10.19    Special Successor and Development Retention Program between Fluor
         Corporation and Don L. Blankenship dated as of September 1998 [filed as
         Exhibit 10.21 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated herein by this reference]

10.20    Special Retention Program between Fluor Corporation and James O.
         Rollans dated September 24, 1999

10.21    Fluor Corporation 1999 Executive Performance Incentive Plan (effective
         March 1999) [filed as Exhibit 10.1 to Fluor's quarterly report on Form
         10-Q for the quarterly period ending April 30, 1999 and incorporated herein by this reference]

13 Certain provisions of 1999 Annual Report to shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7, 7A and 8 of this report, Fluor's 1999 Annual Report to shareholders is not deemed to be filed as part of this report)

21       Fluor Corporation Subsidiaries

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


                                        FLUOR CORPORATION

January 26, 2000

                                        By:            /s/ R. F. Hake
                                           -------------------------------------
                                           R. F. Hake, Executive Vice President
                                               and Chief Financial Officer

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

                   SIGNATURE                                        TITLE                        DATE
                   ---------                                        -----                        ----
PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

             /s/ P. J. Carroll, Jr.                         Chief Executive Officer        January 26, 2000
--------------------------------------------------
               P. J. Carroll, Jr.


PRINCIPAL FINANCIAL OFFICER:
                                                      Executive Vice President and Chief
                 /s/ R. F. Hake                                Financial Officer           January 26, 2000
--------------------------------------------------
                   R. F. Hake


PRINCIPAL ACCOUNTING OFFICER

                /s/ V. L. Prechtl                        Vice President and Controller     January 26, 2000
--------------------------------------------------
                  V. L. Prechtl

                   SIGNATURE                                        TITLE                        DATE
                   ---------                                        -----                        ----
OTHER DIRECTORS:

                        *                                          Director                January 26, 2000
--------------------------------------------------
                D. L. Blankenship

                        *                                          Director                January 26, 2000
--------------------------------------------------
               C. A. Campbell, Jr.

                        *                                          Director                January 26, 2000
--------------------------------------------------
                P. J. Fluor, Jr.

                        *                                          Director                January 26, 2000
--------------------------------------------------
                  D. P. Gardner

                        *                                          Director                January 26, 2000
--------------------------------------------------
                  T. L. Gossage

                        *                                          Director                January 26, 2000
--------------------------------------------------
                   B. R. Inman

                        *                                          Director                January 26, 2000
--------------------------------------------------
                 V. S. Martinez

                        *                                          Director                January 26, 2000
--------------------------------------------------
                  D. R. O'Hare

                        *                                          Director                January 26, 2000
--------------------------------------------------
             Lord Renwick, K.C.M.G.

                        *                                          Director                January 26, 2000
--------------------------------------------------
                   M. R. Seger

                        *                                          Director                January 26, 2000

--------------------------------------------------
                  J. O. Rollans

                        *                                          Director                January 26, 2000
--------------------------------------------------
                   J. C. Stein


  By:           /s/ L. N. Fisher                                                           January 26, 2000
        ------------------------------------------
                  L. N. Fisher
                Attorney-in-fact

         Manually signed Powers of Attorney authorizing L. N. Fisher, D. E. Miller and E. P. Helm and each of them, to sign the annual report on Form 10-K for the fiscal year ended October 31, 1999 and any amendments thereto as attorneys-in-fact for certain directors and officers of the registrant are included herein as Exhibits 24.

                                  EXHIBIT INDEX



                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
EXHIBIT   DESCRIPTION                                                                 PAGE
-------  -----------------------------------------------------------------------   ------------
3.1      Restated Certificate of Incorporation of Fluor Corporation [filed as
         Exhibit 3.1 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1987 and incorporated herein by reference]

3.2      Restated Bylaws (as amended effective October 10, 1999) of Fluor
         Corporation

4.1      Fluor Corporation Dividend Reinvestment Plan (as amended and restated
         June 30, 1995) [filed as Exhibit 4.2 to Fluor's annual report on Form
         10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]

4.2      Indenture dated as of February 18, 1997 between Fluor Corporation and
         Banker's Trust Company, trustee [filed as Exhibit 4 to Form S-3,
         Registration No. 333-18315 for the issuance of up to $350 million of debt securities and incorporated herein by this reference].

10.1     Fluor Corporation and Subsidiaries Executive Incentive Compensation
         Plan (as amended and restated through September 15, 1988) [filed as
         Exhibit 10.2 to Fluor's quarterly report on Form 10-Q for the quarterly period ended July 31, 1996 and incorporated herein by reference]

10.2 Fluor Executive Deferred Compensation Program (as amended and restated effective May 1, 1997) [filed as Exhibit 10.2 to Fluor's annual report on Form 10-K for the fiscal year ended October 31,1997 and incorporated herein by this reference]

10.3     Fluor Executives' Health Plan Summary [filed as Exhibit 10.11 to
         Fluor's annual report on Form 10-K for the fiscal year ended October
         31, 1985 and incorporated herein by reference]

10.4 Directors' Life Insurance Summary [filed as Exhibit 10(i) to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1980 and incorporated herein by reference]

10.5     Executive Tax Services Plan (as amended and restated effective
         September 8, 1998)

10.6     Executive Personal Financial Counseling Plan (as amended effective
         September 7, 1998)

10.7     Company Automobile Policy Summary (effective as of July 1, 1998)

10.8     Fluor Executives' Supplemental Benefit Plan (as amended by First
         Amendment effective November 15, 1983 as further amended and restated effective as of May 1, 1999)

10.9     1988 Fluor Executive Stock Plan (as amended and restated effective
         December 6, 1994) [filed as Exhibit 10.13 to Fluor's annual report on
         Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]

                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
EXHIBIT   DESCRIPTION                                                                 PAGE
-------  -----------------------------------------------------------------------   ------------
10.10    Fluor Corporation Change of Control Compensation Plan (as amended and restated by Second Amendment effective October 1, 1989) [filed as
         Exhibit 10.19 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1989 and incorporated herein by reference]

10.11    Fluor Special Executive Incentive Plan (as amended effective December
         6, 1994) [filed as Exhibit 10.15 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference]

10.12    Retirement Plan for Outside Directors (effective as of May 1, 1992)
         [filed as Exhibit 10.18 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference]

10.13    Executive Severance Plan (amended and restated effective as of July 21,
         1999)

10.14 Fluor Corporation Stock Plan for Non-Employee Directors (adopted effective March 14, 1995) [filed as Exhibit 10.21 to Fluor's quarterly report on Form 10-Q for the quarterly period ended April 30, 1995 and incorporated herein by reference]

10.15    1996 Fluor Executive Stock Plan (effective March 12, 1996 as amended
         December 10, 1996) [filed as Exhibit 10.20 to Fluor's annual report on
         Form 10-K for the fiscal year ended October 31, 1996 and incorporated herein by this reference]

10.16    Fluor Corporation Restricted Stock Plan for Non-Employee Directors
         [filed as Exhibit 10.1 to Fluor's quarterly report as Form 10-Q for the quarterly period ended April 30, 1997 and incorporated herein by this reference]

10.17    Employment Agreement between Fluor Corporation and Philip J. Carroll,
         Jr. dated as of July 1, 1998 [filed as Exhibit 10.19 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated herein by this reference]

10.18    Employment Agreement between Fluor Corporation, A.T. Massey Coal
         Company, Inc. and Don L. Blankenship dated as of October 1, 1998 [filed as Exhibit 10.20 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated herein by this reference]

10.19    Special Successor and Development Retention Program between Fluor
         Corporation and Don L. Blankenship dated as of September 1998 [filed as
         Exhibit 10.21 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated herein by this reference]

10.20    Special Retention Program between Fluor Corporation and James O.
         Rollans dated September 24, 1999

10.21    Fluor Corporation 1999 Executive Performance Incentive Plan (effective
         March 1999) [filed as Exhibit 10.1 to Fluor's quarterly report on Form
         10-Q for the quarterly period ending April 30, 1999 and incorporated herein by this reference]

                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
EXHIBIT   DESCRIPTION                                                                 PAGE
-------  -----------------------------------------------------------------------   ------------
13       Certain provisions of 1999 Annual Report to shareholders (with the exception of the information incorporated by reference into Items 1, 5,
         6, 7, 7A and 8 of this report, Fluor's 1999 Annual Report to shareholders is not deemed to be filed as part of this report)

21       Fluor Corporation Subsidiaries

23       Consent of Independent Auditors

24       Manually signed Powers of Attorney executed by certain Fluor directors

27       Financial Data Schedule