Form 10-Q
period 2000-01-31
FLUOR CORP/DE/
filed 2000-03-16
CIK 37748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended January 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________________to__________________

    Commission File Number:  1-7775


                                FLUOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                            95-0740960
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                                 I.D. No.)


                   One Enterprise Drive, Aliso Viejo, CA 92698
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (949) 349-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 29, 2000 there were 76,368,610 shares of common stock outstanding.

                                FLUOR CORPORATION

                                    FORM 10-Q

                                JANUARY 31, 2000


TABLE OF CONTENTS                                                                       PAGE
-----------------                                                                       ----
Part I:  Financial Information

         Condensed Consolidated Statement of Earnings for the Three Months Ended
         January 31, 2000 and 1999 ..............................................        2

         Condensed Consolidated Balance Sheet at January 31, 2000 and
         October 31, 1999 .......................................................        3

         Condensed Consolidated Statement of Cash Flows for the Three Months
         Ended January 31, 2000 and 1999 ........................................        5

         Notes to Condensed Consolidated Financial Statements ...................        6

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................       10

         Changes in Backlog .....................................................       19

Part II: Other Information ......................................................       20

Signatures ......................................................................       21

                          PART I: FINANCIAL INFORMATION

                                FLUOR CORPORATION

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                  Three Months Ended January 31, 2000 and 1999

                                    UNAUDITED



$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                         2000          1999
--------------------------------------------------------------------------------------
REVENUES                                                      $2,998,519    $3,384,065
COSTS AND EXPENSES
  Cost of revenues                                             2,897,758     3,291,204
  Corporate administrative and general expense                    16,828         9,558
  Interest expense                                                13,108        13,004
  Interest income                                                 (3,291)       (4,600)
                                                              ----------    ----------
Total Costs and Expenses                                       2,924,403     3,309,166
                                                              ----------    ----------
EARNINGS BEFORE INCOME TAXES                                      74,116        74,899
INCOME TAX EXPENSE                                                21,864        23,818
                                                              ----------    ----------
NET EARNINGS                                                  $   52,252    $   51,081
                                                              ==========    ==========
EARNINGS PER SHARE
  BASIC                                                       $      .69    $      .68
                                                              ==========    ==========
  DILUTED                                                     $      .69    $      .68
                                                              ==========    ==========
DIVIDENDS PER COMMON SHARE                                    $      .25    $      .20
                                                              ==========    ==========
SHARES USED TO CALCULATE
  BASIC EARNINGS PER SHARE                                        75,602        75,119
                                                              ==========    ==========
  DILUTED EARNINGS PER SHARE                                      76,149        75,633
                                                              ==========    ==========

See Accompanying Notes.

                                FLUOR CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      January 31, 2000 and October 31, 1999

                                    UNAUDITED

                                                              JANUARY 31,    OCTOBER 31,
$ IN THOUSANDS                                                   2000           1999*
----------------------------------------------------------------------------------------
ASSETS

Current Assets
  Cash and cash equivalents                                   $  148,130     $  209,614
  Accounts and notes receivable                                  818,262        850,557
  Contract work in progress                                      393,485        416,285
  Deferred taxes                                                 107,737        105,502
  Inventories and other current assets                           365,726        328,213
                                                              ----------     ----------
     Total current assets                                      1,833,340      1,910,171
                                                              ----------     ----------
Property, Plant and Equipment (net of accumulated
  depreciation, depletion and amortization of $1,284,171
  and $1,245,644, respectively)                                2,271,129      2,222,953
Investments and goodwill, net                                    299,287        283,936
Other                                                            466,033        469,057
                                                              ----------     ----------
                                                              $4,869,789     $4,886,117
                                                              ==========     ==========

--------------
* Amounts at October 31, 1999 have been derived from audited financial statements.

                            (Continued On Next Page)

                                FLUOR CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      January 31, 2000 and October 31, 1999

                                    UNAUDITED

                                                              JANUARY 31,    OCTOBER 31,
$ IN THOUSANDS                                                   2000           1999*
----------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Trade accounts payable                                      $  729,508     $  793,465
  Short-term debt                                                347,994        247,911
  Advance billings on contracts                                  509,978        565,373
  Accrued salaries, wages and benefit plans                      267,585        321,148
  Other accrued liabilities                                      267,104        276,413
                                                              ----------     ----------
     Total current liabilities                                 2,122,169      2,204,310
                                                              ----------     ----------
Long-term debt due after one year                                318,150        317,555
Deferred taxes                                                   168,982        162,210
Other noncurrent liabilities                                     633,283        620,670

Contingencies and Commitments

Shareholders' Equity
  Capital stock
  Preferred - authorized 20,000,000 shares without par
     value; none issued
  Common - authorized 150,000,000 shares of $.625 par value;
     issued and outstanding - 76,372,541 shares and
     76,034,296 shares, respectively                              47,733         47,521
  Additional capital                                             232,222        217,844
  Retained earnings                                            1,408,570      1,375,338
  Unamortized executive stock plan expense                       (28,433)       (21,579)
  Accumulated other comprehensive income                         (32,887)       (37,752)
                                                              ----------     ----------
     Total shareholders' equity                                1,627,205      1,581,372
                                                              ----------     ----------
                                                              $4,869,789     $4,886,117
                                                              ==========     ==========

--------------
* Amounts at October 31, 1999 have been derived from audited financial statements.


See Accompanying Notes.

                                FLUOR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  Three Months Ended January 31, 2000 and 1999

                                    UNAUDITED


$ IN THOUSANDS                                                  2000         1999
------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                $  52,252    $  51,081
  Adjustments to reconcile net earnings to cash provided by
     operating activities:
     Depreciation, depletion and amortization                    73,805       77,917
     Deferred taxes                                               3,340          469
     Changes in operating assets and liabilities, excluding
      effects of business acquisitions/dispositions            (157,847)     (51,277)
     Other, net                                                   1,831      (27,997)
                                                              ---------    ---------
Cash (utilized) provided by operating activities                (26,619)      50,193
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                         (132,129)    (135,057)
  Proceeds from sale of subsidiary                                   --       36,300
  Proceeds from sale of property, plant and equipment            21,323       42,272
  Investments, net                                              (13,045)      (4,502)
  Other, net                                                      1,234       (4,629)
                                                              ---------    ---------
Cash utilized by investing activities                          (122,617)     (65,616)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in short-term borrowings                  114,814      (41,135)
  (Payments on) proceeds from issuance of note payable to
     affiliate                                                  (14,506)      38,500
  Cash dividends paid                                           (19,020)     (15,159)
  Stock options exercised                                         5,811        1,854
  Other, net                                                        653         (933)
                                                              ---------    ---------
Cash provided (utilized) by financing activities                 87,752      (16,873)
                                                              ---------    ---------
Decrease in cash and cash equivalents                           (61,484)     (32,296)
Cash and cash equivalents at beginning of period                209,614      340,544
                                                              ---------    ---------
Cash and cash equivalents at end of period                    $ 148,130    $ 308,248
                                                              =========    =========

See Accompanying Notes.

                                FLUOR CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

(1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's October 31, 1999 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended January 31, 2000 are not necessarily indicative of results that can be expected for the full year.

         The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at January 31, 2000 and its consolidated results of operations and cash flows for the three months ended January 31, 2000 and 1999.

         Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

(2)      Inventories comprise the following:

                                             January 31,      October 31,
         $ in thousands                         2000             1999
         ----------------------------------------------------------------
         Equipment for sale/rental           $119,714          $131,781
         Coal                                  76,698            72,070
         Supplies and other                    54,271            44,267
                                             --------          --------
                                             $250,683          $248,118
                                             ========          ========

(3)      Short-term debt comprises the following:

                                             January 31,      October 31,
         $ in thousands                         2000             1999
         ----------------------------------------------------------------
         Commercial paper                    $244,060          $113,746
         Note payable to affiliate             98,873           113,379
         Loan notes                                --            15,500
         Trade notes payable                    5,061             5,286
                                             --------          --------
                                             $347,994          $247,911
                                             ========          ========

                                FLUOR CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                    UNAUDITED


(4) Total comprehensive income represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and as such, includes net earnings. For the Company, the only other component of total comprehensive income is the change in the cumulative foreign currency translation adjustments recorded in shareholders' equity.

           The components of comprehensive income, net of related tax, are as follows:

                                                          Three months ended
                                                             January 31,
                                                     ---------------------------
           ($ in thousands)                            2000               1999
           ---------------------------------------------------------------------
           Net earnings                              $ 52,252           $ 51,081
           Foreign currency translation adjustment      4,865                226
                                                     --------           --------
           Comprehensive income                      $ 57,117           $ 51,307
                                                     ========           ========

(5) Cash paid for interest was $8.8 million and $7.5 million for the three month periods ended January 31, 2000 and 1999, respectively. Income tax payments, net of receipts, were $12.0 million and $21.5 million during the three month periods ended January 31, 2000 and 1999, respectively.

(6) The Company has a forward purchase contract for 1,850,000 shares of its common stock. The contract matures in October 2000 and gives the Company the ultimate choice of settlement option, either physical settlement or net share settlement. As of January 31, 2000, the contract settlement cost per share exceeded the current market price per share by $12.10.

           Although the ultimate choice of settlement option resides with the Company, if the price of the Company's common stock falls to certain levels, as defined in the contract, the holder of the contract has the right to require the Company to settle the contract.

                                FLUOR CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                    UNAUDITED

(7) In March 1999, the Company announced a new strategic direction, including a reorganization of the operating units and administrative functions of its engineering and construction segment. In connection with this reorganization, the Company recorded in the second quarter of fiscal year 1999 a special provision of $136.5 million pre-tax to cover direct and other reorganization related costs, primarily for personnel, facilities and asset impairment adjustments. In October 1999, $19.3 million of the special provision was reversed into earnings as a result of lower than anticipated severance costs for personnel reductions in certain overseas offices. Both the actual number of employee terminations as well as the cost per employee were lower than originally estimated.

           To date, the Company has eliminated slightly more than 5,000 jobs with additional separations to be completed by the end of the third quarter. No offices were closed during the quarter; however, the Company anticipates closing two additional offices by July 31, 2000.

           The following table summarizes the status of the Company's reorganization plan as of January 31, 2000:

                                                                                 Lease
                                                  Personnel      Asset        Termination
          ($ in millions)                           Costs     Impairments        Costs         Other         Total
          ----------------------------------------------------------------------------------------------------------
          Balance at October 31, 1999              $25.2          $23.4          $ 9.7         $ 0.2         $58.5
          Cash expenditures                         (2.8)            --           (1.6)           --          (4.4)
          Non-cash activities                       (0.2)          (0.4)            --          (0.2)         (0.8)
                                                   -----          -----          -----         -----         -----
          Balance at January 31, 2000              $22.2          $23.0          $ 8.1         $  --         $53.3
                                                   =====          =====          =====         =====         =====


           The special provision liability as of January 31, 2000 is included in other accrued liabilities. The liability for personnel costs and asset impairments will be substantially utilized by July 31, 2000. The liability associated with abandoned lease space will be amortized as an offset to lease expense over the remaining life of the respective leases starting on the date of abandonment.

                                FLUOR CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                    UNAUDITED


(8) In the fourth quarter of 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). The statement establishes new standards for the way that business enterprises report information about operating segments as well as the related disclosures about products and services, geographical areas and major customers. The adoption of SFAS No. 131 did not affect the consolidated results of operations or financial position of the Company, but it did affect the business segments that are disclosed. Prior year disclosures have been restated to conform to the new basis of reporting.

           Operating Information by Segment - For the three months ended January 31, 2000 and 1999:

                                                               Fluor                         Fluor
                                              Fluor            Global          Massey       Signature
           ($ in millions)                    Daniel          Services          Coal        Services         Total
           --------------------------------------------------------------------------------------------------------
           2000

           External revenues                 $1,969.6          $764.1          $260.1        $ 4.7         $2,998.5
           Operating profit (loss)           $   40.9          $ 28.1          $ 31.6        $(1.0)        $   99.6


           1999

           External revenues                 $2,445.1          $664.3          $274.6           --         $3,384.0
           Operating profit                  $   39.8          $ 17.3          $ 38.7           --         $   95.8


           Reconciliation of Segment Information to Consolidated Amounts - For the three months ended January 31, 2000 and 1999:

           ($ in millions)                                    2000        1999
           ---------------------------------------------------------------------
           Operating Profit
           Total segment operating profit                    $ 99.6      $ 95.8
           Corporate administrative and general expense       (16.8)       (9.6)
           Interest (expense) income, net                      (9.8)       (8.4)
           Other items, net                                     1.1        (2.9)
                                                             ------      ------
           Earnings before taxes                             $ 74.1      $ 74.9
                                                             ======      ======

                                FLUOR CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes and the Company's October 31, 1999 annual report on Form 10-K. For purposes of reviewing this document "operating profit" is calculated as revenues less cost of revenues excluding: corporate administrative and general expense; interest expense; interest income; domestic and foreign income taxes; gain or loss on discontinued operations; the cumulative effect of a change in accounting principles; and certain other miscellaneous non-operating income and expense items which are immaterial.

FORWARD-LOOKING INFORMATION

Statements regarding the Company's expectations for future performance or results, including estimated and projected operating profits and earnings, expectations regarding office closures and projected reductions in employment levels and overhead expenses, expectations regarding its resolution of any "Year 2000" issues, expectations regarding continued weakness in new contract awards and expectations regarding the issuance of long-term debt are forward looking. Statements regarding industry and competitive trends are also forward looking. Forward-looking statements reflect current analysis of existing information. Caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, actual results may differ materially from expected or projected results. Factors potentially contributing to such differences include, among others:

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

Additional information concerning these and other factors can be found in press releases as well as the Company's public periodic filings with the Securities and Exchange Commission, including the discussion under the heading "Item 1. Business - Other Matters - Company Business Risks" in the Company's Form 10-K for its fiscal year ended October 31, 1999. Such filings are available publicly and upon request from Fluor's Investor Relations Department: (949) 349-3909. The Company disclaims any intent or obligation to update its forward-looking statements.

RECENT EVENTS

On February 22, 2000, the Company announced that it will be changing its fiscal year end to a calendar year effective January 1, 2001. The change is being made to better align the Company with its clients, suppliers and the financial markets.

On February 23, 2000, the Company announced that it will close its Marlton, New Jersey facility, eliminating more than 300 jobs. The closure reflects the Company's continuing efforts to capitalize on new market opportunities and create greater operational efficiencies. The Company expects to phase out all Marlton operations by July 1, 2000.

On March 8, 2000, the Company's Board of Directors approved a stock buyback program authorizing the repurchase of up to 7.5 million shares of its common stock. The repurchase program will begin immediately and will be funded from operating cash flow and supplemented by short-term credit facilities as repurchase opportunities arise.

RESULTS OF OPERATIONS

Revenues for the three month period ended January 31, 2000 decreased 11 percent, compared with the same period of 1999. Despite this decline, net earnings for the three month period ended January 31, 2000 were $52.3 million compared with $51.1 million for the same period of 1999, an increase of 2 percent. The increase in net earnings was the result of improved operating profit in the Fluor Daniel and Fluor Global Services segments, the settlement of a dispute with a major service provider that resulted in an after-tax gain of $2.9 million and a lower effective tax rate. These items were offset by lower operating profit in the Massey segment, increased net interest expense and higher corporate administrative and general expense.

The Company anticipates a slightly weaker second quarter followed by a stronger second half, as operating profit improvements become more broadly based across all business segments. The Company continues to anticipate a modest earnings growth in 2000 as compared to 1999, excluding the impact of the special provision.

FLUOR DANIEL

Revenues for the Fluor Daniel segment declined by 19 percent for the three month period ended January 31, 2000 compared with the same period of 1999, primarily due to a reduction in work performed which is consistent with the downward trend in new awards experienced during 1999 and 1998. Operating profit for the three months ended January 31, 2000 nonetheless increased 3 percent to $40.9 million, compared with $39.8 million during the same period of 1999, due to improvements in both overhead cost management and project margins.

New awards for the three months ended January 31, 2000 were $1.4 billion compared with $1.5 billion for the three months ended January 31, 1999. Approximately 51 percent of first quarter 2000 new awards were for projects located outside the United States. The slight decrease in 2000 new awards as compared to 1999 reflects the increased focus on project selectivity and deferred capital spending in the chemicals industry, offset by growth in the power sector.

The following table sets forth backlog for each of the segment's business units:

                                January 31,    October 31,   January 31,
$ in millions                      2000           1999          1999
------------------------------------------------------------------------
Chemicals & Life Sciences         $1,682         $1,964        $3,259
Oil, Gas & Power                   3,053          2,583         2,497
Mining                               395            657         1,256
Manufacturing                      1,028          1,170         1,503
Infrastructure                       340            396           458
                                  ------         ------        ------
Total backlog                     $6,498         $6,770        $8,973
                                  ======         ======        ======

United States                     $2,818         $2,870        $3,231
International                      3,680          3,900         5,742
                                  ------         ------        ------
Total backlog                     $6,498         $6,770        $8,973
                                  ======         ======        ======

The decrease in total backlog is consistent with the reduced levels of new awards in the prior two years. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.

FLUOR GLOBAL SERVICES

Revenues for the Fluor Global Services segment increased by 15 percent for the three month period ended January 31, 2000 compared with the same period of 1999, primarily due to increases in the Fluor Federal Services, Telecommunications and Operations & Maintenance business units. Operating profit for the three months ended January 31, 2000 increased 62 percent to $28.1 million, compared with $17.3 million during the same period of 1999, reflecting improved operating results in several business units.

New awards for the three months ended January 31, 2000 were $1.0 billion compared with $.2 billion for the three months ended January 31, 1999. Approximately 52 percent of first quarter 2000 new awards were for projects located outside the United States. The increase in 2000 new awards as compared to 1999 reflects a $465 million telecommunications award as well as increased Operations & Maintenance awards.

The following table sets forth backlog for each of the segment's business units:

                                January 31,    October 31,   January 31,
$ in millions                      2000           1999          1999
------------------------------------------------------------------------
Fluor Federal Services            $  518         $  710        $  647
Telecommunications                   852            525           171
Operations & Maintenance           1,355          1,127         1,265
Consulting Services and Other         15             10             8
                                  ------         ------        ------
Total backlog                     $2,740         $2,372        $2,091
                                  ======         ======        ======

United States                     $2,086         $2,137        $1,827
International                        654            235           264
                                  ------         ------        ------
Total backlog                     $2,740         $2,372        $2,091
                                  ======         ======        ======

The increase in total backlog is consistent with the growth in new awards. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.

COAL

Revenues decreased 5 percent for the three month period ended January 31, 2000 compared with the same period in 1999. The decrease was primarily due to the combination of a reduction in volume for the higher priced metallurgical coal and a decline in prices. Metallurgical coal volume decreased by 19 percent during the quarter ended January 31, 2000 compared with the same period in 1999. This decrease was largely offset by an increase in lower priced steam coal sales. Steam and metallurgical coal prices have both declined by approximately 4 percent during the current fiscal year. The metallurgical coal market continues to be adversely affected by a weak coal export market. Demand is weak for U.S. coal exported to foreign markets as the U.S. Dollar remains strong. Additionally, the market for steam coal, which is used to fire electric-generating plants, continues to be impacted by high customer inventory levels resulting from recent mild winters and competition from western coals, which continue to penetrate the traditional eastern coal market areas. Operating profit for the three months ended January 31, 2000 was $31.6 million compared with $38.7 million for the same period in 1999. The decline was the combined result of the continued difficult market conditions and a number of operating disruptions, including severe geologic conditions and a roof fall at a longwall mine.

FLUOR SIGNATURE SERVICES

The Fluor Signature Services segment, which was created to provide business and administrative support services to the operating units with distinct profit-and-loss accountability, officially began operations at the start of fiscal 2000. External revenues during the quarter totaled $4.7 million and were primarily for safety-related services. The segment reported a slight operating loss of $1 million during the first quarter.

STRATEGIC REORGANIZATION COSTS

The Company continues to implement its reorganization plan initiated in March 1999. To date, slightly more than 5,000 jobs have been eliminated with additional separations to be completed by the end of the third quarter. No offices were closed during the quarter; however, the Company anticipates closing two additional offices by July 31, 2000.

The special provision liability as of January 31, 2000 totaled $53.3 million and is comprised as follows: $22.2 million for personnel costs; $23.0 million for asset impairments; and $8.1 million for lease termination costs. The remaining liability for personnel costs and asset impairments will be substantially utilized by July 31, 2000. The remaining liability associated with abandoned lease space will be amortized as an offset to lease expense over the remaining life of the respective leases starting on the date of abandonment.

OTHER

During the three months ended January 31, 2000 the Company recognized a gain of $4.7 million ($2.9 million after-tax) relating to the settlement of a dispute with a major service provider. This gain is included in cost of revenues, but was not allocated to a specific business segment.

Net interest expense for the three months ended January 31, 2000 increased compared with the same period of 1999 primarily due to a decline in interest income resulting from lower average cash balances outstanding during the quarter.

Corporate administrative and general expense in the first quarter ended January 31, 2000 was higher compared with the same period in 1999 as the result of development costs associated with the Company's several knowledge management and global sales development programs. Costs related to the Company's Enterprise Resource Management system, Knowledge@Work, totaled $4.3 million during the first quarter of 2000.

The Company's effective tax rate decreased approximately 2 percentage points for the three month period ended January 31, 2000 as compared with the same period of 1999. This decrease was the result of the successful implementation of a number of tax reduction initiatives.

FINANCIAL POSITION AND LIQUIDITY

At January 31, 2000, the Company had cash and cash equivalents of $148.1 million and a total debt to total capital ratio of 29.0 percent. At January 31, 1999, the Company had cash and cash equivalents of $308.2 million and a total debt to total capital ratio of 31.7 percent.

Cash flow utilized by operating activities was $26.6 million during the three month period ended January 31, 2000, compared with cash flow generated from operations of $50.2 million during the same period in 1999. The decrease in cash generated from operating activities is primarily due to reductions in current liabilities during the current quarter.

Cash utilized by investing activities totaled $122.6 million during the three month period ended January 31, 2000 compared with $65.6 million during the same period in 1999. Capital expenditures were down slightly, reflecting a decrease of $24 million for Massey Coal partially offset by increases in Fluor Global Services (primarily for AMECO) and for Knowledge@Work. Proceeds from the sale of property, plant and equipment were lower in 2000 compared with 1999, reflecting the cyclical nature of the equipment sale/rental business. The Company also completed the sale of its ownership interest in Fluor Daniel GTI, Inc. during the first quarter of 1999 and received proceeds totaling $36.3 million.

Cash provided by financing activities totaled $87.8 million during the three month period ended January 31, 2000 compared with the same period in 1999 during which time the Company utilized cash from financing activities of $16.9 million. During 2000 the Company increased its short-term borrowings by $114.8 million, representing an increase in commercial paper of $130.3 million offset by a reduction in loan notes of $15.5 million. In addition, the Company reduced its note payable to affiliate by $14.5 million during the three month period ended January 31, 2000. Dividends paid during the first quarter of 2000 were $19.0 million ($.25 per share) compared with $15.2 million ($.20 per share) for the comparable period in 1999.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating needs. Significant short- and long-term lines of credit are maintained with banks which, along with cash on hand, provide adequate operating liquidity. Liquidity is also provided by the Company's commercial paper program.

FINANCIAL INSTRUMENTS

The Company has a forward purchase contract for 1,850,000 shares of its common stock. The contract matures in October 2000 and gives the Company the ultimate choice of settlement option, either physical settlement or net share settlement. As of January 31, 2000, the contract settlement cost per share exceeded the current market price per share by $12.10.

Although the ultimate choice of settlement option resides with the Company, if the price of the Company's common stock falls to certain levels, as defined in the contract, the holder of the contract has the right to require the Company to settle the contract.

The Company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At January 31, 2000 and October 31, 1999, the Company had forward foreign exchange contracts of less than eighteen months duration, to exchange principally Euros, Australian Dollars, Canadian Dollars, Dutch Guilders and German Marks for U.S. Dollars. The total gross notional amount of these contracts at January 31, 2000 and October 31, 1999 was $100 million and $124 million, respectively. Forward contracts to purchase foreign currency represented $99 million and $122 million and forward contracts to sell foreign currency represented $1 million and $2 million, at January 31, 2000 and October 31, 1999, respectively.

THE YEAR 2000 ISSUE - READINESS DISCLOSURE - UPDATE

The Year 2000 issue is the result of computer systems and other equipment with processors that use only two digits to identify a year rather than four. If not corrected, many computer applications and date sensitive equipment could fail or create erroneous results before, during and after the Year 2000. The Company utilizes information technology ("IT") systems, such as, computer networking systems and non-IT devices, which may contain embedded circuits, such as those which may be found in building security equipment. Both IT systems and non-IT devices are subject to potential failure due to the Year 2000 issue.

The Company developed and implemented a plan to achieve Year 2000 readiness (the "Y2K Program"). The Y2K Program was implemented through (1) identification and assessment, (2) remediation and testing and (3) contingency planning. Transitioning into Year 2000, the Company did not experience any material issues and all of its computer systems are operating normally. The Company will continue to monitor its systems on an ongoing basis for the immediate future. As of March 16, 2000, the Company has not been made aware of any Year 2000 disruptions for which it is responsible at any of its various project sites throughout the world.

With respect to systems and equipment provided to clients, the Company does not control the upgrades, additions and/or changes made by its clients or by others for its clients, to those systems and equipment. Accordingly, the Company does not provide any assurances or current information about Year 2000 capabilities with respect to past projects. Each project is performed under an agreement with the Company's client, which describes the extent of the Company's obligations and warranties and the limitations that may apply.

The Company used both internal and external resources in its Y2K Program. The Company estimates that, from 1996 to date, it has spent approximately $26 million on the Year 2000 issue, including $.6 million during the first quarter of fiscal year 2000. The estimate was derived utilizing numerous assumptions, including the assumption that the Company has completed its Y2K Program, and any further Y2K activities will be provided by its third party suppliers without cost to the Company. The Company estimates its direct costs for the Y2K Program (costs necessary to assess and remediate existing systems) are approximately
$15 million. In addition, the Company has accelerated its program of replacing out-of-date personal computers and operating systems, regardless of whether or not such computers and systems were Year 2000 compliant. The costs associated with those replacements are estimated at $11 million. The Y2K Program has been funded under the Company's general IT and operating budgets. The Year 2000 expenditures have been expensed and deducted from income when incurred, except for costs incurred to acquire new software developed or obtained to replace old software, which may be capitalized and amortized under generally accepted accounting principles. The above amounts are the Company's best estimate given other systems initiatives that were ongoing irrespective of the Y2K Program (such as the migration to Windows NT and related hardware upgrades).

The Company has developed contingency plans to address the Year 2000 issues that may pose a significant risk to its ongoing operations and existing projects, including, but not limited to, the Year 2000 compliance of systems and equipment provided by suppliers. Due to the large number of variables involved with estimating resultant lost revenues should there be a third party failure, the Company cannot provide an estimate of damage if any of the scenarios were to occur. There can be no assurance that any contingency plans implemented by the Company would be adequate to meet the Company's needs without materially impacting its operations, that any such plan would be successful or that the Company's results of operations would not be materially and adversely affected by the delays and inefficiencies inherent in conducting operations in an alternative manner.

The Company believes that its most reasonably likely worst case Year 2000 scenarios would relate to problems with the equipment and systems supplied by third parties. If such equipment or systems were to fail at any location, the Company's operations at that location could be shut down or disrupted until compliant equipment or systems could be supplied. Depending on the location and the delivery time of compliant equipment or systems, the Company could suffer delays in fulfilling its commitments. The Company expects to mitigate that risk through the use of alternate suppliers. However, delays could materially adversely impact the Company's receipt of payments due from customers. Further, there is the possibility that significant litigation may occur due to business and equipment failures caused by the Year 2000 issue. It is uncertain whether, or to what extent, the Company may be affected by such litigation. No assurance can be given that the Company will achieve all aspects of Year 2000 readiness and the failure to achieve Year 2000 readiness could materially and adversely affect the Company's results from operations.

EURO CONVERSION - UPDATE

Given the nature and size of the Company's European operations, the Company does not perceive the conversion to the Euro as a significant risk area. The Company's businesses operate under long-term contracts, typically denominated in U.S. Dollars, compared with more traditional retail or manufacturing environments. If required, the Company is currently able to bid, price and negotiate contracts using the Euro. The Company's treasury function is also capable of operating with the Euro. Specifically, the Company is able to: establish bank accounts; obtain financing; obtain bank guarantees or letters of credit; trade foreign currency; and hedge transactions. The Company's ongoing Euro conversion effort will be primarily concentrated in the systems area.

Conversion to the Euro impacts the Company's subsidiaries in The Netherlands, Germany, Belgium and Spain. All subsidiaries use a standard accounting system and all reside in the same database. The Company's conversion plan is to maintain the legacy database for historical reference and to create a new database with the Euro as the base currency. The new database will permit transactions to take place in both legacy currencies and the Euro as well as perform prescribed rounding calculations. The new Euro-based database is available and testing is in progress. Full conversion is anticipated to be complete by the start of fiscal year 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes new standards for recording derivatives in interim and annual financial statements. This statement, as amended, is effective for the Company's fiscal year 2001. Management does not anticipate that the adoption of the new statement will have a significant impact on the results of operations or the financial position of the Company.

                                FLUOR CORPORATION

                         CHANGES IN CONSOLIDATED BACKLOG
                  Three Months Ended January 31, 2000 and 1999

                                    UNAUDITED

$ in millions                                    2000              1999
-------------                                 ---------          ---------
Backlog - beginning of period                 $ 9,142.0          $12,645.3
New awards                                      2,363.9            1,700.9
Adjustments and cancellations, net                281.8             (391.5)
Work Performed                                 (2,549.0)          (2,890.2)
                                              ---------          ---------
Backlog - end of period                       $ 9,238.7          $11,064.5
                                              =========          =========

                           PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

            10.1  Special Retention Program between Fluor Corporation and James
                  C. Stein dated September 24, 1999.

            27.1 Financial Data Schedule as of and for the three months ended January 31, 2000.


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



                                                  FLUOR CORPORATION
                                       -----------------------------------------
                                                    (Registrant)



Date: March 16, 2000                   /s/ R. F. Hake
                                       -----------------------------------------
                                           R. F. Hake, Executive Vice President
                                           and Chief Financial Officer


                                       /s/ V. L. Prechtl
                                       -----------------------------------------
                                           V. L. Prechtl, Vice President and
                                           Controller

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

 10.1 Special Retention Program between Fluor Corporation and James C. Stein dated September 24, 1999.

 27.1 Financial Data Schedule as of and for the three months ended January 31, 2000.