Form 10-Q
period 2000-04-30
FLUOR CORP/DE/
filed 2000-06-14
CIK 37748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 31, 2000 there were 75,673,905 shares of common stock outstanding.

                                FLUOR CORPORATION

                                    FORM 10-Q

                                 APRIL 30, 2000

TABLE OF CONTENTS                                                           PAGE
--------------------------------------------------------------------------------

Part I:         Financial Information

         Condensed Consolidated Statement of Operations for the Three Months
         Ended April 30, 2000 and 1999 ....................................... 2

         Condensed Consolidated Statement of Operations for the Six Months
         Ended April 30, 2000 and 1999 ....................................... 3

         Condensed Consolidated Balance Sheet at April 30, 2000 and
         October 31, 1999 .................................................... 4

         Condensed Consolidated Statement of Cash Flows for the Six Months
         Ended April 30, 2000 and 1999 ....................................... 6

         Notes to Condensed Consolidated Financial Statements ................ 7

         Management's Discussion and Analysis of Financial Condition and Results
         of Operations ...................................................... 12

         Changes in Backlog ................................................. 22

Part II:     Other Information .............................................. 23

Signatures .................................................................. 25

                          PART I: FINANCIAL INFORMATION

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   Three Months Ended April 30, 2000 and 1999

                                    UNAUDITED


$ in thousands, except per share amounts                         2000                1999
--------------------------------------------------------------------------------------------

REVENUES                                                     $ 2,557,763         $ 3,091,307

COSTS AND EXPENSES

         Cost of revenues                                      2,479,976           3,001,212
         Special provision                                       (17,919)            136,500
         Corporate administrative and general expense             11,073              10,222
         Interest expense                                         14,814              13,008
         Interest income                                          (3,142)             (5,112)
                                                              ------------------------------
Total Costs and Expenses                                       2,484,802           3,155,830
                                                              ------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES                               72,961             (64,523)
INCOME TAX EXPENSE                                                21,919               8,372
                                                              ------------------------------
NET EARNINGS (LOSS)                                           $   51,042         $   (72,895)
                                                              ==============================
EARNINGS (LOSS) PER SHARE
         BASIC                                                $      .68         $      (.97)
                                                              ==============================
         DILUTED                                              $      .66         $      (.97)
                                                              ==============================
DIVIDENDS PER COMMON SHARE                                    $      .25         $       .20
                                                              ==============================

SHARES USED TO CALCULATE
         BASIC EARNINGS (LOSS) PER SHARE                          75,453              75,154
                                                              ==============================
         DILUTED EARNINGS (LOSS) PER SHARE                        76,789              75,154
                                                              ==============================


See Accompanying Notes.

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    Six Months Ended April 30, 2000 and 1999

                                    UNAUDITED

$ in thousands, except per share amounts                         2000               1999
--------------------------------------------------------------------------------------------
REVENUES                                                     $ 5,556,282         $ 6,475,372

COSTS AND EXPENSES

         Cost of revenues                                      5,377,734           6,292,416
         Special provision                                       (17,919)            136,500
         Corporate administrative and general expense             27,901              19,780
         Interest expense                                         27,922              26,012
         Interest income                                          (6,433)             (9,712)
                                                             -------------------------------
Total Costs and Expenses                                       5,409,205           6,464,996
                                                             -------------------------------

EARNINGS BEFORE INCOME TAXES                                     147,077              10,376
INCOME TAX EXPENSE                                                43,783              32,190
                                                             -------------------------------
NET EARNINGS (LOSS)                                          $   103,294         $   (21,814)
                                                             ===============================
EARNINGS (LOSS) PER SHARE
         BASIC                                               $      1.37         $      (.29)
                                                             ===============================
         DILUTED                                             $      1.35         $      (.29)
                                                             ===============================
DIVIDENDS PER COMMON SHARE                                   $       .50         $       .40
                                                             ===============================
SHARES USED TO CALCULATE
         BASIC EARNINGS (LOSS) PER SHARE                          75,528              75,136
                                                             ===============================
         DILUTED EARNINGS (LOSS) PER SHARE                        76,470              75,136
                                                             ===============================


See Accompanying Notes.

                                FLUOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       April 30, 2000 and October 31, 1999

                                    UNAUDITED

                                                                          April 30,       October 31,
$ in thousands                                                              2000             1999*
-----------------------------------------------------------------------------------------------------
ASSETS

Current assets
        Cash and cash equivalents                                      $  120,209        $  209,614
        Accounts and notes receivable                                     891,828           850,557
        Contract work in progress                                         352,068           416,285
        Deferred taxes                                                    110,464           105,502
        Inventory and other current assets                                327,485           328,213
                                                                       ----------------------------
           Total current assets                                         1,802,054         1,910,171
                                                                       ----------------------------

Property, plant and equipment (net of accumulated depreciation, depletion and amortization of $1,325,233 and $1,245,644,
    respectively)                                                       2,317,338         2,222,953
Investments and goodwill, net                                             291,697           283,936
Other                                                                     477,862           469,057
                                                                       ----------------------------
                                                                       $4,888,951        $4,886,117
                                                                       ============================

                            (Continued On Next Page)

* Amounts at October 31, 1999 have been derived from audited financial statements.

                                FLUOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       April 30, 2000 and October 31, 1999

                                    UNAUDITED

                                                                                         April 30,          October 31,
$ in thousands                                                                             2000                 1999*
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Trade accounts payable                                                           $   624,467         $   793,465
      Short-term debt                                                                      524,557             247,911
      Advance billings on contracts                                                        473,905             565,373
      Accrued salaries, wages and benefit plans                                            270,070             321,148
      Other accrued liabilities                                                            238,323             276,413
                                                                                       -------------------------------
          Total current liabilities                                                      2,131,322           2,204,310
                                                                                       -------------------------------
Long-term debt due after one year                                                          317,564             317,555
Deferred taxes                                                                             173,094             162,210
Other noncurrent liabilities                                                               633,365             620,670
Contingencies and commitments
Shareholders' equity
      Capital stock
         Preferred - authorized 20,000,000 shares
            without par value; none issued
         Common - authorized 150,000,000 shares of $.625 par value; issued and
            outstanding - 75,680,647 shares and 76,034,296 shares, respectively             47,300              47,521
      Additional capital                                                                   210,721             217,844
      Retained earnings                                                                  1,440,504           1,375,338
      Unamortized executive stock plan expense                                             (28,001)            (21,579)
      Accumulated other comprehensive income                                               (36,918)            (37,752)
                                                                                       -------------------------------
             Total shareholders' equity                                                  1,633,606           1,581,372
                                                                                       -------------------------------
                                                                                       $ 4,888,951         $ 4,886,117
                                                                                       ===============================


See Accompanying Notes.

* Amounts at October 31, 1999 have been derived from audited financial statements.

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    Six Months Ended April 30, 2000 and 1999

                                    UNAUDITED

$ in thousands                                                               2000              1999
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

        Net earnings (loss)                                                $ 103,294         $ (21,814)
        Adjustments to reconcile net earnings (loss) to cash
        (utilized) provided by operating activities:
             Depreciation, depletion and amortization                        153,558           153,629
             Deferred taxes                                                    9,976             5,216
             Special provision, net of cash paid                             (24,719)          130,424
             Asset write-off                                                  17,762                --
             Changes in operating assets and liabilities, exclud-
                  ing effects of business acquisitions/dispositions         (302,854)         (188,557)
             Other, net                                                      (15,658)          (21,342)
                                                                           ---------------------------
Cash (utilized) provided by operating activities                             (58,641)           57,556
                                                                           ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

        Capital expenditures                                                (283,136)         (250,728)
        Proceeds from sale of subsidiary                                          --            36,300
        Proceeds from sale of property, plant and equipment                   45,965            77,634
        Investments, net                                                     (11,826)           (6,863)
        Other, net                                                            (4,604)           (4,205)
                                                                           ---------------------------
Cash utilized by investing activities                                       (253,601)         (147,862)
                                                                           ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

        Increase (decrease) in short-term borrowings                         258,504           (54,410)
        Proceeds from issuance of note payable to affiliate                   20,516            41,972
        Cash dividends paid                                                  (38,128)          (30,318)
        Stock options exercised                                                5,829             1,852
        Purchases of common stock                                            (23,003)               --
        Other, net                                                              (881)           (1,463)
                                                                           ---------------------------
Cash provided (utilized) by financing activities                             222,837           (42,367)
                                                                           ---------------------------
Decrease in cash and cash equivalents                                        (89,405)         (132,673)
Cash and cash equivalents at beginning of period                             209,614           340,544
                                                                           ---------------------------
Cash and cash equivalents at end of period                                 $ 120,209         $ 207,871
                                                                           ===========================


See Accompanying Notes.

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

(1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's October 31, 1999 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended April 30, 2000 are not necessarily indicative of results that can be expected for the full year.

     The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at April 30, 2000 and its consolidated results of operations and cash flows for the three and six months ended April 30, 2000 and 1999.

     Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

(2)  Inventories comprise the following:

                                 April 30,      October 31,
$  in thousands                     2000           1999
-----------------------------------------------------------

Equipment for sale/rental        $ 86,024        $131,781
Coal                               72,453          72,070
Supplies and other                 51,626          44,267
                                 ------------------------
                                 $210,103        $248,118
                                 ========================

(3)  Short-term debt comprises the following:

                                 April 30,     October 31,
$  in thousands                    2000           1999
----------------------------------------------------------
Commercial paper                 $359,917        $113,746
Note payable to affiliate         133,895         113,379
Notes payable to banks             27,833          15,500
Trade notes payable                 2,912           5,286
                                 ------------------------
                                 $524,557        $247,911
                                 ========================

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                    UNAUDITED

(4) Total comprehensive income (loss) represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and as such, includes net earnings (loss). For the Company, the only other component of total comprehensive income (loss) is the change in the cumulative foreign currency translation adjustments recorded in shareholders' equity.

     The components of comprehensive income (loss), net of related tax, are as follows:

                                       Three Months Ended                 Six Months Ended
                                            April 30,                        April 30,
                                    ---------------------------       -------------------------
($ in thousands)                       2000             1999            2000            1999
-----------------------------------------------------------------------------------------------

Net earnings (loss)                 $ 51,042         $(72,895)        $103,294        $(21,814)
Foreign currency translation
    adjustment                        (4,031)           1,470              834           1,696
                                    -------------------------         ------------------------
Comprehensive income
    (loss)                          $ 47,011         $(71,425)        $104,128        $(20,118)
                                    =========================         ========================

(5) Cash paid for interest was $30.2 million and $15.4 million for the six-month periods ended April 30, 2000 and 1999, respectively. Income tax payments, net of receipts, were $38.3 million and $42.9 million during the six-month periods ended April 30, 2000 and 1999, respectively.

(6) The Company has a forward purchase contract for 1,850,000 shares of its common stock. The contract matures in October 2000 and gives the Company the ultimate choice of settlement option, either physical settlement or net share settlement. As of April 30, 2000, the contract settlement cost per share exceeded the current market price per share by $19.15.

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

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                    UNAUDITED

(7) In March 1999, the Company announced a new strategic direction, including a reorganization of the operating units and administrative functions of its engineering and construction segment. In connection with this reorganization, the Company recorded in the second quarter of fiscal year 1999 a special provision of $136.5 million pretax to cover direct and other reorganization related costs, primarily for personnel, facilities and asset impairment adjustments. In the second quarter of 2000, $17.9 million of the special provision was reversed into earnings as a result of the Company's decision to retain ownership and remain in its current office location in Camberley, U.K.

     To date, the Company has eliminated slightly more than 5,000 jobs with additional separations to be completed by the end of the fiscal year. Two offices were closed during the current quarter. These closures and the decision to retain facilities in Camberley, bring total offices closed to 15 thus completing the office utilization initiatives under the reorganization plan.

     The following table summarizes the status of the Company's reorganization plan as of April 30, 2000:

                                                       Lease
                                          Asset        Termi-
                           Personnel     Impair-       nation
($ in millions)              Costs        ments         Costs         Other        Total
----------------------------------------------------------------------------------------

Balance at
  October 31, 1999          $  25.2       $  23.4       $  9.7       $  0.2       $  58.5
Cash expenditures              (5.3)         --           (1.5)        --            (6.8)
Non-cash activities            (0.4)         (1.0)        --           (0.2)         (1.6)
Provision reversal             --           (17.9)        --           --           (17.9)
                            -------------------------------------------------------------
Balance at
  April 30, 2000            $  19.5       $   4.5       $  8.2       $ --         $  32.2
                            =============================================================

     The special provision liability as of April 30, 2000 is included in other accrued liabilities. The liability for personnel costs and asset impairments will be substantially utilized by year-end. The liability associated with abandoned lease space will be amortized as an offset to lease expense over the remaining life of the respective leases starting on the date of abandonment.

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

     Operating Information by Segment - For the three months ended April 30, 2000 and 1999:

                                           Fluor                        Fluor
                           Fluor           Global        Massey        Signature
($ in millions)            Daniel         Services        Coal         Services         Total
------------------------------------------------------------------------------------------------
2000
External revenues        $  1,608.5      $   682.0      $   262.1      $     5.2      $  2,557.8
Operating profit         $     42.0      $     8.3      $    30.3      $     0.6      $     81.2

1999
External revenues        $  2,084.9      $   753.0      $   253.4      $      --      $  3,091.3
Operating profit         $     38.8      $    20.8      $    31.7      $      --      $     91.3


Reconciliation of Segment Information to Consolidated Amounts - For the three months ended April 30, 2000 and 1999:

($ in millions)                                      2000           1999
---------------------------------------------------------------------------

Total segment operating profit                      $  81.2       $   91.3
Special provision                                      17.9         (136.5)
Corporate administrative and general expense          (11.1)         (10.2)
Interest (expense) income, net                        (11.7)          (7.9)
Other items, net                                       (3.3)          (1.2)
                                                    ----------------------
Earnings (loss) before taxes                        $  73.0       $  (64.5)
                                                    ======================

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                    UNAUDITED

(8) (continued)

     Operating Information by Segment - For the six months ended April 30, 2000 and 1999:

                                             Fluor                      Fluor
                            Fluor           Global        Massey      Signature
($ in millions)             Daniel         Services        Coal        Services       Total
----------------------------------------------------------------------------------------------

2000
External revenues        $  3,578.0      $  1,446.2      $  522.2      $  9.9       $  5,556.3
Operating profit (loss)  $     82.8      $     36.5      $   61.9      $ (0.4)      $    180.8

1999
External revenues        $  4,530.0      $  1,417.4      $  528.0      $   --       $  6,475.4
Operating profit         $     78.6      $     38.1      $   70.4      $   --       $    187.1

Reconciliation of Segment Information to Consolidated Amounts - For the six months ended April 30, 2000 and 1999:


($ in millions)                                       2000           1999
----------------------------------------------------------------------------

Total segment operating profit                      $  180.8       $  187.1
Special provision                                       17.9         (136.5)
Corporate administrative and general expense           (27.9)         (19.8)
Interest (expense) income, net                         (21.5)         (16.3)
Other items, net                                        (2.2)          (4.1)
                                                    -----------------------
Earnings before taxes                               $  147.1       $   10.4
                                                    =======================

(9) On June 7, 2000, the Company's Board of Directors approved a transaction that will separate the Company into two independent entities - Fluor and Massey Energy. This action will enable the management teams of Fluor and Massey Energy to focus more closely on their respective businesses and will provide each of the companies with the flexibility to grow in a way that is best suited to its industry. The transaction will be structured as a spin-off, resulting in the creation of two publicly held companies. At the time of the spin-off Fluor shareholders will retain their existing Fluor stock, which will become Massey Energy shares, and will be issued an equal number of shares of "new" Fluor stock through a tax-free distribution. The "old" Fluor's name will be changed to Massey Energy Company. The proposed transaction, which is expected to be completed within six months, is subject to shareholder approval, establishment of new capital structures, and a favorable ruling by the Internal Revenue Service.

                                FLUOR CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes and the Company's October 31, 1999 annual report on Form 10-K. For purposes of reviewing this document "operating profit" is calculated as revenues less cost of revenues excluding: special provision; corporate administrative and general expense; interest expense; interest income; domestic and foreign income taxes; gain or loss on discontinued operations; the cumulative effect of a change in accounting principles; and certain other miscellaneous non-operating income and expense items which are immaterial.

FORWARD-LOOKING INFORMATION

Statements regarding the Company's expectations for future performance or results, including estimated and projected operating profits and earnings, expectations regarding office closures and projected reductions in employment levels and overhead expenses, are forward looking. Statements regarding industry and competitive trends are also forward looking. Forward-looking statements reflect current analysis of existing information. Caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, actual results may differ materially from expected or projected results. Factors potentially contributing to such differences include, among others:

o    Changes in global business, economic, political and social conditions;

o    The Company's failure to receive anticipated new contract awards;

o    Customer cancellations of, or scope adjustments to, existing contracts;

o Difficulties or delays incurred in the execution of construction contracts resulting in cost overruns or liabilities;

o    Customer delays or defaults in making payments;

o Fluctuations in the demand for, and price of, coal and other natural resource commodities;

o Difficulties and delays incurred in the implementation of strategic initiatives; and

o    Competition in the global engineering and construction industry.

There is also a risk that future results may be impacted by currently unforeseen impediments to the realization of revenues or other payments that have been recognized through accruals prior to actual receipt. Failure to realize such accrued amounts may result in a charge against future earnings.

Statements regarding the implementation of a proposed transaction resulting in the creation of two publicly-held companies, the benefits expected to be realized by such a transaction, the anticipated impacts of such a transaction, growth opportunities and potential share repurchases, are forward-looking in nature. Such forward-looking statements reflect current analysis of existing information.

Caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, actual results may differ materially from expectations. Factors potentially contributing to such differences include, among others:

o Inability to consummate the transaction for any reason, including, failure to obtain adequate assurances as to favorable tax treatment, inability to establish new capital structures or inability to obtain shareholder approval;

o Consummation of the transaction and realization of the anticipated results could take longer than expected;

o    Each of the companies may fail to receive the credit rating anticipated;

o Credit and other sources of funding necessary for the consummation of the transaction may be less available than expected;

o Implementation difficulties and market factors could alter the proposed strategies and goals of each of the companies; and

o Each of the companies could face difficulties in locating and/or achieving anticipated consolidation, growth, expansion and new business initiatives and opportunities.

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

RECENT EVENTS

On June 7, 2000, the Company's Board of Directors approved a transaction that will separate the Company into two independent entities - Fluor and Massey Energy. This action will enable the management teams of Fluor and Massey Energy to focus more closely on their respective businesses and will provide each of the companies with the flexibility to grow in a way that is best suited to its industry. The transaction will be structured as a spin-off, resulting in the creation of two publicly held companies. At the time of the spin-off Fluor shareholders will retain their existing Fluor stock, which will become Massey Energy shares, and will be issued an equal number of shares of "new" Fluor stock through a tax-free distribution. The "old" Fluor's name will be changed to Massey Energy Company. The proposed transaction, which is expected to be completed within six months, is subject to shareholder approval, establishment of new capital structures, and a favorable ruling by the Internal Revenue Service.

RESULTS OF OPERATIONS

Revenues for the three and six month periods ended April 30, 2000 decreased 17 percent and 14 percent, respectively, compared with the same periods of 1999. Net earnings for the three and six month periods ended April 30, 2000 were $51.0 million and $103.3 million, compared with net losses of $72.9 and $21.8, respectively, for the same periods of 1999. The 1999 net losses include the effect of a $136.5 million pretax special provision ($119.8 million after tax, or $1.59 per diluted share). The special provision is not allocated to the Company's business segments.

Operating results for the three and six months ended April 30, 2000 were impacted by two non-recurring items. First, $17.9 million of the special provision was reversed into earnings as a result of the Company's decision to retain ownership and remain in its current office location in Camberley, U.K. Additionally, the Fluor Global Services segment recorded a non-recurring charge in the amount of $19.3 million relating to the write-off of certain assets and the loss on the sale of a European-based consulting business.

FLUOR DANIEL

Revenues and operating profit for the Fluor Daniel segment for the three and six month periods ended April 30, 2000 and 1999 are summarized as follows:

                        Three months ended April 30,    Six months ended April 30,
                        ----------------------------   ---------------------------
($ in millions)            2000              1999         2000             1999
----------------------------------------------------------------------------------
Revenues                $  1,608.5      $  2,084.9      $  3,578.0      $  4,530.0
Operating profit        $     42.0      $     38.8      $     82.8      $     78.6

Revenues declined by 23 percent and 21 percent for the three and six month periods ended April 30, 2000 compared with the same periods of 1999, primarily due to a reduction in work performed which is consistent with the downward trend in new awards experienced during 1999 and 1998.

Operating profit for the three and six months ended April 30, 1999 included a provision totaling $64 million for process design problems on the Murrin Murrin nickel cobalt project in Western Australia. The Company anticipates recovering a portion of that amount and, accordingly, recorded $44 million in potential insurance recoveries during the second quarter of 1999. The result was a negative $20 million impact for the two 1999 periods. Partially offsetting this was the recognition of $10 million of earnings from a project in Indonesia. Realization of these earnings had been in question primarily due to the uncertainty of collection of certain progress billings. The collection of the billings combined with the resolution of other normal project completion contingencies during the second quarter of 1999, resulted in recognition of project earnings in accordance with contract accounting principles. Expressed as percentages of revenues, operating margins have increased to 2.6 percent and 2.3 percent for the three and six month periods of 2000, compared with 1.9 percent and 1.7 percent for the comparable periods of 1999. These increases have resulted from improvements in both overhead cost management and project margins during 2000.

New awards for the three and six months ended April 30, 2000 were $1,525.5 million and $2,895.4 million, compared with $1,221.3 million and $2,681.5 million for the same periods of 1999. Approximately 65 percent and 58 percent, respectively, of the new awards for the three and six months ended April 30, 2000 were for projects located outside of the United States. The increase in 2000 new awards compared with 1999 reflects substantial new awards in the Mining business unit during the second quarter, partially offset by lower new awards due to deferred capital spending in the chemicals industry.

The following table sets forth backlog for each of the segment's business units:

                                April 30,    October 31,    April 30,
$ in millions                     2000          1999          1999
---------------------------------------------------------------------
Chemicals & Life Sciences        $1,424        $1,964        $2,813
Oil, Gas & Power                  3,015         2,583         2,684
Mining                            1,037           657           919
Manufacturing                       979         1,170         1,339
Infrastructure                      320           396           500
                                 ----------------------------------
Total backlog                    $6,775        $6,770        $8,255
                                 ==================================

United States                    $2,879        $2,870        $3,072
International                     3,896         3,900         5,183
                                 ----------------------------------
Total backlog                    $6,775        $6,770        $8,255
                                 ==================================

The decrease in total backlog compared with April 30, 1999 is consistent with the reduced levels of new awards in the prior two years, reflecting both the lingering impact of deferred capital spending by clients and the Company's continuing emphasis on greater project selectivity. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.

FLUOR GLOBAL SERVICES

Revenues and operating profit for the Fluor Global Services segment for the three and six month periods ended April 30, 2000 and 1999 are summarized as follows:

                      Three months ended April 30,    Six months ended April 30,
                      ---------------------------     --------------------------
($ in millions)            2000         1999            2000           1999
--------------------------------------------------------------------------------

Revenues                $  682.0      $  753.0      $  1,446.2      $  1,417.4
Operating profit        $    8.3      $   20.8      $     36.5      $     38.1

Revenues declined by 9 percent during the second quarter of 2000 compared with the second quarter of 1999 but increased by 2 percent for the six month period ended April 30, 2000 compared with the same period of 1999. Revenue gains by the Telecommunications and Operations & Maintenance sectors during the first six months of 2000 more than offset declines experienced by the other business units.

Operating profit for the three and six months ended April 30, 2000 includes a $19.3 million charge relating to the write-off of certain assets and the loss on the sale of a European-based consulting business. Excluding this 2000 impact, operating profit for the three and six month periods ended April 30, 2000 increased to $27.6 million and $55.7 million, respectively, from $20.8 million and $38.1 in the comparable periods of 1999, reflecting improved operating results in several business units.

New awards for the three and six months ended April 30, 2000 were $253.3 million and $1,247.4 million, compared with $399.8 million and $640.5 million for the same periods of 1999. Approximately 11 percent and 43 percent, respectively, of the new awards for the three and six months ended April 30, 2000 were for projects located outside of the United States. The decrease in new awards for the second quarter of 2000 compared with 1999 was largely due to lower Telecommunications awards, which remain ahead of 1999 on a year-to-date basis.

The following table sets forth backlog for each of the segment's business units:

                               April 30,    October 31,    April 30,
$ in millions                    2000          1999          1999
--------------------------------------------------------------------
Fluor Federal Services          $  325        $  710        $  465
Telecommunications                 821           525           342
Operations & Maintenance         1,266         1,127         1,144
Other                                1            10            17
                                ----------------------------------
Total backlog                   $2,413        $2,372        $1,968
                                ==================================

United States                   $1,767        $2,137        $1,723
International                      646           235           245
                                ----------------------------------
Total backlog                   $2,413        $2,372        $1,968
                                ==================================

The increase in total backlog is consistent with the growth in new awards. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.

COAL

Revenues and operating profit for the Coal segment for the three and six month periods ended April 30, 2000 and 1999 are summarized as follows:

                      Three months ended April 30,  Six months ended April 30,
                      ----------------------------  --------------------------
($ in millions)           2000           1999          2000         1999
------------------------------------------------------------------------------
Revenues                $  262.1      $  253.4      $  522.2      $  528.0
Operating profit        $   30.3      $   31.7      $   61.9      $   70.4

Revenues increased by 3 percent during the second quarter of 2000 compared with the second quarter of 1999 but declined by 1 percent for the six month period ended April 30, 2000 compared with the same period of 1999 as the net result of three factors. First, the volume of steam coal sold has increased significantly during the current year (26 percent for the second quarter and 20 percent for the first six months of 2000 compared with 1999). Second, the volume of the higher priced metallurgical coal has declined by 3 percent and 12 percent for the second quarter and first six months of 2000 compared with the corresponding periods of 1999. Third, the average realized prices for both steam and metallurgical coal have declined during the current year, by 10 percent and 7 percent, respectively, for the second quarter, and by 7 percent and 6 percent for the first six months of 2000 compared with those same periods in 1999. The metallurgical coal market continues to be adversely affected by a weak coal export market and the slow recovery of the domestic steel market. Demand is weak for U.S. coal exported to foreign markets as the U.S. Dollar remains strong. The market for steam coal, which is used to fire electric-generating plants, continues to be adversely impacted by high customer inventory levels resulting from recent mild winters and competition from western coals, which has begun to penetrate the traditional eastern coal market areas.

Although the Coal segment has been successful in achieving cost reductions which lowered the cost per ton of coal sold by approximately 2 percent during the second quarter and approximately 3 percent during the first six months of 2000 compared with the corresponding periods of 1999, those gains have been more than offset by the declines in average realized selling prices. As a result, operating profit has declined. Partially offsetting those factors which have placed downward pressure on operating profit has been an increase in gains from the sale or exchange of coal reserves in place. As the Coal segment manages its coal reserves, it regularly exchanges non-strategic reserves for reserves located in more synergistic locations. During the second quarter and first half of 2000 the Coal segment realized gains of $8.5 million and $15.9 million, respectively, from such transactions, compared with gains of $1.3 million and $10.2 million during the corresponding periods of 1999.

FLUOR SIGNATURE SERVICES

The Fluor Signature Services segment, which was created to provide business and administrative support services to the operating units with distinct profit-and-loss accountability, officially began operations at the start of fiscal 2000. External revenues during the second quarter and first half of the year totaled $5.2 million and $9.9 million and were primarily for safety-related services. The segment reported a slight operating profit of $0.6 million during the second quarter, which reduced the year-to-date operating loss to $0.4 million.

STRATEGIC REORGANIZATION COSTS

In March 1999, the Company announced a new strategic direction, including a reorganization of the operating units and administrative functions of its engineering and construction segment. In connection with this reorganization, the Company recorded in the second quarter of fiscal year 1999 a special provision of $136.5 million pretax to cover direct and other reorganization related costs, primarily for personnel, facilities and asset impairment adjustments. In the second quarter of 2000, $17.9 million of the special provision was reversed into earnings as a result of the Company's decision to retain ownership and remain in its current office location in Camberley, U.K.

The Company continues to implement this reorganization plan. To date, slightly more than 5,000 jobs have been eliminated with additional separations to be completed by the end of the fiscal year. Two offices were closed during the current quarter. These closures and the decision to retain facilities in Camberley, bring total offices closed to 15 thus completing the office utilization initiatives under the reorganization plan.

The special provision liability as of April 30, 2000 totaled $32.2 million and is comprised as follows: $19.5 million for personnel costs; $4.5 million for asset impairments; and $8.2 million for lease termination costs. The remaining liability for personnel costs and asset impairments will be substantially utilized by year-end. The remaining liability associated with abandoned lease space will be amortized as an offset to lease expense over the remaining life of the respective leases starting on the date of abandonment.

OTHER

Net interest expense for the three and six month periods ended April 30, 2000 increased by $3.8 million and $5.2 million, respectively, compared with the corresponding periods of 1999 as the combined result of a decline in interest income resulting from lower average cash balances outstanding during the periods and higher levels of short-term debt.

Corporate administrative and general expense for the second quarter and six months ended April 30, 2000 was $0.9 million and $8.1 million higher compared with those same periods in 1999 as the net result of several factors. First, development costs associated with the Company's several knowledge management and global sales development programs have increased current year expenses significantly. Costs related to the Company's Enterprise Resource Management system, Knowledge@Work, totaled $6.2 million during the second quarter of 2000 and $10.5 million for the first six months of the year. Expenditures for this program started during the third quarter of 1999. The Global Business Development organization had expenditures during the second quarter and six months ended April 30, 2000 of $5.6 million and $9.2 million, respectively. Higher expenses in these areas were largely offset during the second quarter of 2000 by the reversal of previously recorded long-term (stock-based) incentive compensation expense as a result of the decline in trading prices of Fluor Corporation stock during the quarter.

The Company's effective tax rate during 1999 was significantly impacted by the special provision, because certain non-U.S. items included in it did not receive full tax benefit. The reversal of a portion of the reserve during the second quarter of 2000 had an offsetting positive impact on the effective tax rate; however, that benefit was substantially offset by the absence of a tax benefit on the non-recurring charge recorded by Fluor Global Services during the same period. Excluding the impacts of the special provision and the non-recurring charge, the effective tax rate in both the three and six month periods ended April 30, 2000 was 29.5%, compared with 34.8% and 33.3% during the corresponding periods of 1999. The current year decreases have resulted from the successful implementation of a number of tax reduction initiatives.

FINANCIAL POSITION AND LIQUIDITY

At April 30, 2000, the Company had cash and cash equivalents of $120.2 million and a total debt to total capital ratio of 34 percent, compared with cash and cash equivalents of $209.6 million and a total debt to total capital ratio of
26.3 percent at the end of fiscal year 1999.

Cash flow utilized by operating activities was $58.6 million during the six month period ended April 30, 2000, compared with cash flow generated from operations of $57.6 million during the same period in 1999. This change is primarily due to an increase in net operating assets and liabilities associated with engineering and construction activities. The level of operating assets and liabilities is affected from period to period by the mix, stage of completion and commercial terms of engineering, procurement and construction projects.

Cash utilized by investing activities totaled $253.6 million during the six month period ended April 30, 2000 compared with $147.9 million during the same period in 1999. Capital expenditures increased by $32.4 million, reflecting increases in Fluor Global Services of $10.6 million (primarily for AMECO), $27.3 million higher expenditures by Fluor Daniel and Fluor Signature Services, and $29.4 million of capitalized costs for Knowledge@Work during the first six months of 2000, partially offset by a decrease of $34.9 million for Massey Coal. Proceeds from the sale of property, plant and equipment were $31.7 million lower in the first six months of 2000 compared with that same period in 1999, reflecting the cyclical nature of the equipment sale/rental business. The Company also completed the sale of its ownership interest in Fluor Daniel GTI, Inc. during the first quarter of 1999 and received proceeds totaling $36.3 million.

Cash provided by financing activities totaled $222.8 million during the six month period ended April 30, 2000 compared with cash utilized of $42.4 million for the same period in 1999. During the first six months of fiscal year 2000, the Company increased its short-term borrowings by $258.5 million, representing increases in commercial paper of $246.2 million and notes payable to banks of $12.3 million. In addition, the Company increased its note payable to affiliate by $20.5 million during the first six months of fiscal year 2000. Dividends paid during the first six months of 2000 were $38.1 million ($.50 per share) compared with $30.3 million ($.40 per share) for the same period in 1999. In connection with a stock buyback program approved by the Board of Directors on March 8, 2000, the Company purchased 747,000 shares of its outstanding common stock for $23.0 million during the second quarter of 2000. Up to 7.5 million shares of common stock may be repurchased under the program. The repurchase program will be funded from operating cash flow and supplemented by short-term credit facilities as repurchase opportunities arise.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating needs. Significant short- and long-term lines of credit are maintained with banks which, along with cash on hand, provide adequate operating liquidity. Liquidity is also provided by the Company's commercial paper program.

FINANCIAL INSTRUMENTS

The Company has a forward purchase contract for 1,850,000 shares of its common stock. The contract matures in October 2000 and gives the Company the ultimate choice of settlement option, either physical settlement or net share settlement. As of April 30, 2000, the contract settlement cost per share exceeded the current market price per share by $19.15.

Although the ultimate choice of settlement option resides with the Company, if the price of the Company's common stock falls to certain levels, as defined in the contract, the holder of the contract has the right to require the Company to settle the contract.

The Company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At April 30, 2000 and October 31, 1999, the Company had forward foreign exchange contracts of less than eighteen months duration, to exchange principally Euros, British Pounds, Australian Dollars, Canadian Dollars, Dutch Guilders and German Marks for U.S. Dollars. The total gross notional amount of these contracts at April 30, 2000 and October 31, 1999 was $66 million and $124 million, respectively. Forward contracts to purchase foreign currency represented $66 million and $122 million at April 30, 2000 and October 31, 1999, respectively. Forward contracts to sell foreign currency represented $2 million at October 31, 1999.

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

                                FLUOR CORPORATION
                         CHANGES IN CONSOLIDATED BACKLOG
               Three and Six Months Ended April 30, 2000 and 1999

                                    UNAUDITED

                                         Three Months Ended April 30,
                                         ----------------------------
$ in millions                                2000              1999
----------------------------------------------------------------------
Backlog - beginning of period             $  9,238.7       $  11,064.5
New awards                                   1,778.9           1,621.1
Adjustments and cancellations, net             274.8             138.7
Work Performed                              (2,104.3)         (2,601.8)
                                          ----------------------------
Backlog - end of period                   $  9,188.1       $  10,222.5
                                          ============================

                                           Six Months Ended April 30,
                                          ----------------------------
$ in millions                                 2000             1999
----------------------------------------------------------------------
Backlog - beginning of period             $  9,142.0       $  12,645.3
New awards                                   4,142.8           3,322.0
Adjustments and cancellations, net             565.5            (252.8)
Work Performed                              (4,662.2)         (5,492.0)
                                          ----------------------------
Backlog - end of period                   $  9,188.1       $  10,222.5
                                          ============================

                           PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

        (a) Date of Meeting. The annual meeting of shareholders of Fluor Corporation was held on March 8, 2000 at the Hyatt Regency Greenville, Greenville, South Carolina

        (b)  Election of Directors - Voting Results

             Directors elected -

             Philip J. Carroll, Jr.
             66,123,298               FOR
              1,234,159               VOTED TO WITHHOLD AUTHORITY

             David P. Gardner
             66,348,183               FOR
              1,009,274               VOTED TO WITHHOLD AUTHORITY

             Thomas L. Gossage
             66,402,586               FOR
                954,871               VOTED TO WITHHOLD AUTHORITY

             Vilma S. Martinez
             63,991,735              FOR
              3,365,722              VOTED TO WITHHOLD AUTHORITY

             Dean R. O'Hare
             66,413,074              FOR
                944,383              VOTED TO WITHHOLD AUTHORITY

             Other directors continuing in office -

             Don. L. Blankenship
             Carroll A. Campbell, Jr.
             Peter J. Fluor
             Bobby R. Inman
             Robin W. Renwick
             James O. Rollans
             Martha R. Seger
             James C. Stein

     (c) Matters Voted Upon. Ratification of the appointment of Ernst & Young LLP as independent auditors for 2000:

             66,769,674      FOR
                258,421      AGAINST
                329,362      ABSTAIN
                    -0-      BROKER NON-VOTE

     (d)     Terms of settlement between registrant and any other participant.
             None

Item 6. Exhibits and Reports on Form 8-K.

        (a)   Exhibits.

              27.1 Financial Data Schedule as of and for the six months ended April 30, 2000.

        (b)   Reports on Form 8-K.

                     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               FLUOR CORPORATION
                                ------------------------------------------------
                                                 (Registrant)


Date:  June 14, 2000            /s/ R. F. Hake
       ---------------          -----------------------------------------------
                                    R. F. Hake, Executive Vice President and
                                    Chief Financial Officer


                                /s/ V. L. Prechtl
                                -----------------------------------------------
                                    V. L. Prechtl, Vice President and Controller