Form 10-Q
period 2000-07-31
FLUOR CORP/DE/
filed 2000-09-14
CIK 37748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended July 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________________ to ___________________

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


                   One Enterprise Drive, Aliso Viejo, CA 92656
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (949) 349-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of August 31, 2000 there were 75,668,096 shares of common stock outstanding.

                                FLUOR CORPORATION

                                    FORM 10-Q

                                  JULY 31, 2000

TABLE OF CONTENTS                                                           PAGE
--------------------------------------------------------------------------------

Part I:  Financial Information

         Condensed Consolidated Statement of Earnings for the Three Months
         Ended July 31, 2000 and 1999 .....................................   2

         Condensed Consolidated Statement of Earnings for the Nine Months
         Ended July 31, 2000 and 1999 .....................................   3

         Condensed Consolidated Balance Sheet at July 31, 2000 and
         October 31, 1999..................................................   4

         Condensed Consolidated Statement of Cash Flows for the Nine
         Months Ended July 31, 2000 and 1999 ..............................   6

         Notes to Condensed Consolidated Financial Statements .............   7

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................  12

         Changes in Consolidated Backlog ..................................  22

Part II: Other Information ................................................  23

Signatures ................................................................  24

                          PART I: FINANCIAL INFORMATION

                                FLUOR CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    Three Months Ended July 31, 2000 and 1999

                                    UNAUDITED


$ in thousands, except per share amounts                        2000                 1999
--------------------------------------------------------------------------------------------
REVENUES                                                     $ 2,902,656         $ 3,069,444

COSTS AND EXPENSES
         Cost of revenues                                      2,830,083           2,967,562
         Corporate administrative and general expense             17,377              20,724
         Interest expense                                         15,988              12,439
         Interest income                                          (8,079)             (4,818)
                                                             -----------         -----------
Total Costs and Expenses                                       2,855,369           2,995,907
                                                             -----------         -----------

EARNINGS BEFORE INCOME TAXES                                      47,287              73,537
INCOME TAX EXPENSE                                                13,949              23,385
                                                             -----------         -----------
NET EARNINGS                                                 $    33,338         $    50,152
                                                             ===========         ===========

EARNINGS PER SHARE
         BASIC                                               $      0.44         $      0.67
                                                             ===========         ===========
         DILUTED                                             $      0.44         $      0.66
                                                             ===========         ===========
DIVIDENDS PER COMMON SHARE                                   $      0.25         $      0.20
                                                             ===========         ===========

SHARES USED TO CALCULATE
         BASIC EARNINGS PER SHARE                                 74,964              75,200
                                                             ===========         ===========
         DILUTED EARNINGS PER SHARE                               76,097              75,847
                                                             ===========         ===========


See Accompanying Notes.

                                FLUOR CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    Nine Months Ended July 31, 2000 and 1999

                                    UNAUDITED


$ in thousands, except per share amounts                         2000                1999
--------------------------------------------------------------------------------------------
REVENUES                                                     $ 8,458,938         $ 9,544,816

COSTS AND EXPENSES
         Cost of revenues                                      8,207,817           9,259,978
         Special provision                                       (17,919)            136,500
         Corporate administrative and general expense             45,278              40,504
         Interest expense                                         43,910              38,451
         Interest income                                         (14,512)            (14,530)
                                                             -----------         -----------
Total Costs and Expenses                                       8,264,574           9,460,903
                                                             -----------         -----------

EARNINGS BEFORE INCOME TAXES                                     194,364              83,913
INCOME TAX EXPENSE                                                57,732              55,575
                                                             -----------         -----------
NET EARNINGS                                                 $   136,632         $    28,338
                                                             ===========         ===========

EARNINGS PER SHARE
         BASIC                                               $      1.81         $      0.38
                                                             ===========         ===========
         DILUTED                                             $      1.79         $      0.37
                                                             ===========         ===========
DIVIDENDS PER COMMON SHARE                                   $      0.75         $      0.60
                                                             ===========         ===========

SHARES USED TO CALCULATE
         BASIC EARNINGS PER SHARE                                 75,340              75,158
                                                             ===========         ===========
         DILUTED EARNINGS PER SHARE                               76,345              75,884
                                                             ===========         ===========


See Accompanying Notes.

                                FLUOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       July 31, 2000 and October 31, 1999

                                    UNAUDITED

                                                                July 31,        October 31,
$ in thousands                                                    2000             1999*
-------------------------------------------------------------------------------------------
ASSETS

Current assets
        Cash and cash equivalents                             $  105,638        $  209,614
        Accounts and notes receivable                            826,664           850,557
        Contract work in progress                                449,486           416,285
        Deferred taxes                                           126,142           105,502
        Inventory and other current assets                       315,240           328,213
                                                              ----------        ----------
           Total current assets                                1,823,170         1,910,171
                                                              ----------        ----------

Property, plant and equipment (net of accumulated
    depreciation, depletion and amortization of
    $1,371,957 and $1,245,644, respectively)                   2,314,773         2,222,953
Investments and goodwill, net                                    238,454           283,936
Other                                                            500,186           469,057
                                                              ----------        ----------
                                                              $4,876,583        $4,886,117
                                                              ==========        ==========


                            (Continued On Next Page)



* Amounts at October 31, 1999 have been derived from audited financial statements.

                                FLUOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       July 31, 2000 and October 31, 1999

                                    UNAUDITED

                                                                  July 31,           October 31,
$ in thousands                                                      2000                1999*
------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Trade accounts payable                                    $   709,824         $   793,465
      Short-term debt                                               425,529             247,911
      Advance billings on contracts                                 443,861             565,373
      Accrued salaries, wages and benefit plans                     274,816             321,148
      Other accrued liabilities                                     240,789             276,413
                                                                -----------         -----------
          Total current liabilities                               2,094,819           2,204,310
                                                                -----------         -----------

Long-term debt due after one year                                   317,569             317,555
Deferred taxes                                                      182,263             162,210
Other noncurrent liabilities                                        636,003             620,670
Contingencies and commitments

Shareholders' equity
      Capital stock
         Preferred - authorized 20,000,000 shares
            without par value; none issued                               --                  --
         Common - authorized 150,000,000 shares of $0.625
           par value; issued and outstanding - 75,669,076
           shares and 76,034,296 shares, respectively                47,293              47,521
      Additional capital                                            210,144             217,844
      Retained earnings                                           1,454,924           1,375,338
      Unamortized executive stock plan expense                      (26,062)            (21,579)
      Accumulated other comprehensive income                        (40,370)            (37,752)
                                                                -----------         -----------
             Total shareholders' equity                           1,645,929           1,581,372
                                                                -----------         -----------
                                                                $ 4,876,583         $ 4,886,117
                                                                ===========         ===========

See Accompanying Notes.

* Amounts at October 31, 1999 have been derived from audited financial statements.

                                FLUOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    Nine Months Ended July 31, 2000 and 1999

                                    UNAUDITED

$ in thousands                                                          2000              1999
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

        Net earnings                                                  $ 136,632         $  28,338
        Adjustments to reconcile net earnings to cash provided
          by operating activities:
             Depreciation, depletion and amortization                   229,365           236,712
             Deferred taxes                                               4,560            13,497
             Special provision, net of cash paid                        (33,719)          118,261
             Asset write-off                                             17,762                --
             Changes in operating assets and liabilities,
                excluding effects of business acquisitions/
                dispositions                                           (251,364)          (47,478)
             Other, net                                                 (12,887)          (44,815)
                                                                      ---------         ---------
Cash provided by operating activities                                    90,349           304,515
                                                                      ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES

        Capital expenditures                                           (385,653)         (362,437)
        Proceeds from sale of subsidiary                                     --            36,300
        Proceeds from sale of property, plant and equipment              70,956            92,295
        Investments, net                                                 27,039           (13,441)
        Other, net                                                      (11,755)          (17,360)
                                                                      ---------         ---------
Cash utilized by investing activities                                  (299,413)         (264,643)
                                                                      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES

        Increase (decrease) in short-term borrowings                    171,809          (185,156)
        Proceeds from issuance of note payable to affiliate               8,959            50,479
        Proceeds from issuance of long-term debt                             --            17,550
        Cash dividends paid                                             (57,046)          (45,484)
        Stock options exercised                                           5,829             4,161
        Purchases of common stock                                       (23,003)               --
        Other, net                                                       (1,460)           (2,080)
                                                                      ---------         ---------
Cash provided (utilized) by financing activities                        105,088          (160,530)
                                                                      ---------         ---------
Decrease in cash and cash equivalents                                  (103,976)         (120,658)
Cash and cash equivalents at beginning of period                        209,614           340,544
                                                                      ---------         ---------
Cash and cash equivalents at end of period                            $ 105,638         $ 219,886
                                                                      =========         =========

See Accompanying Notes.

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

(1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's October 31, 1999 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended July 31, 2000 are not necessarily indicative of results that can be expected for the full year.

     The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at July 31, 2000 and its consolidated results of operations and cash flows for the three and nine months ended July 31, 2000 and 1999.

     Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

(2)  Inventories comprise the following:

                                                   July 31,        October 31,
     $  in thousands                                2000              1999
     -------------------------------------------------------------------------
     Equipment for sale/rental                    $ 75,008          $131,781
     Coal                                           73,005            72,070
     Supplies and other                             56,727            44,267
                                                  --------          --------
                                                  $204,740          $248,118
                                                  ========          ========

(3)  Short-term debt comprises the following:

                                                  July 31,         October 31,
     $  in thousands                                2000              1999
     -------------------------------------------------------------------------
     Commercial paper                             $273,527          $113,746
     Note payable to affiliate                     122,338           113,379
     Notes payable to banks                         27,528            15,500
     Trade notes payable                             2,136             5,286
                                                  --------          --------
                                                  $425,529          $247,911
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

     The components of comprehensive income, net of related tax, are as follows:

                                        Three Months Ended           Nine Months Ended
                                             July 31,                      July 31,
                                      ----------------------      -----------------------
     $ in thousands                      2000         1999           2000          1999
     ------------------------------------------------------------------------------------
     Net earnings                     $ 33,338      $ 50,152      $ 136,632      $ 28,338
     Foreign currency translation
        adjustment                      (3,452)       (6,238)        (2,618)       (4,542)
                                      --------      --------      ---------      --------
     Comprehensive income             $ 29,886      $ 43,914      $ 134,014      $ 23,796
                                      ========      ========      =========      ========

(5) Cash paid for interest was $40.8 million and $33.6 million for the nine month periods ended July 31, 2000 and 1999, respectively. Income tax payments, net of receipts, were $49.2 million and $46.4 million during the nine month periods ended July 31, 2000 and 1999, respectively.

(6) The Company has a forward purchase contract for 1,850,000 shares of its common stock. The contract matures in October 2000 and gives the Company the ultimate choice of settlement option, either physical settlement or net share settlement. As of July 31, 2000, the contract settlement cost per share exceeded the current market price per share by $23.70.

     If during the term of the contract, the price of the Company's stock falls to certain levels, as defined in the contract, the holder of the contract has the right to require the Company to register the shares or, if the price declines beyond a stated level, to settle the contract at the Company's choice of settlement option.

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

     To date, the Company has eliminated slightly more than 5,000 jobs with additional separations to be completed by the end of the fiscal year. Two offices were closed during the second quarter. These closures and the decision to retain facilities in Camberley, bring total offices closed to 15 thus completing the office utilization initiatives under the reorganization plan.

     The following table summarizes the status of the Company's reorganization plan as of July 31, 2000:

                                                            Lease
                                                  Asset     Termi-
                                     Personnel   Impair-    nation
     $ in millions                     Costs      ments     Costs     Other      Total
     ----------------------------------------------------------------------------------
     Balance at October 31, 1999      $  25.2    $  23.4    $  9.7    $  0.2    $  58.5
     Cash expenditures                  (10.7)        --      (5.1)       --      (15.8)
     Non-cash activities                 (2.1)      (5.5)       --      (0.2)      (7.8)
     Provision reversal                    --      (17.9)       --        --      (17.9)
                                      -------    -------    ------    ------    -------
     Balance at July 31, 2000         $  12.4    $    --    $  4.6    $   --    $  17.0
                                      =======    =======    ======    ======    =======

     The special provision liability as of July 31, 2000 is included in other accrued liabilities. The liability for personnel costs will be substantially utilized by year-end. The liability associated with abandoned lease space will be amortized as an offset to lease expense over the remaining life of the respective leases starting on the date of abandonment.

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

     Operating Information by Segment - For the three months ended July 31, 2000 and 1999:

                                                      Fluor                          Fluor
                                      Fluor           Global          Massey        Signature
     $ in millions                    Daniel         Services          Coal         Services         Total
     ------------------------------------------------------------------------------------------------------
     2000
     External revenues               $1,866.2         $757.4          $275.1         $4.0          $2,902.7
     Operating (loss) profit         $   (0.4)        $ 34.9          $ 39.6         $1.1          $   75.2

     1999
     External revenues               $2,068.2         $734.9          $266.3         $ --          $3,069.4
     Operating profit                $   49.7         $ 18.3          $ 33.7         $ --          $  101.7

     Reconciliation of Segment Information to Consolidated Amounts - For the three months ended July 31, 2000 and 1999:

     $ in millions                                     2000            1999
     ------------------------------------------------------------------------

     Total segment operating profit                   $ 75.2          $ 101.7
     Corporate administrative and general expense      (17.4)           (20.7)
     Interest (expense) income, net                     (7.9)            (7.6)
     Other items, net                                   (2.6)             0.1
                                                      ------          -------
     Earnings before taxes                            $ 47.3          $  73.5
                                                      ======          =======

                                FLUOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                    UNAUDITED

(8)  (continued)

     Operating Information by Segment - For the nine months ended July 31, 2000 and 1999:

                                                      Fluor                           Fluor
                                      Fluor           Global          Massey        Signature
     $ in millions                    Daniel         Services          Coal         Services         Total
     -------------------------------------------------------------------------------------------------------
     2000
     External revenues               $5,444.2        $2,203.6         $797.3          $13.8         $8,458.9
     Operating profit                $   82.4        $   71.4         $101.5          $ 0.7         $  256.0

     1999
     External revenues               $6,598.2        $2,152.3         $794.3          $  --         $9,544.8
     Operating profit                $  128.2        $   56.4         $104.1          $  --         $  288.7

     Reconciliation of Segment Information to Consolidated Amounts - For the nine months ended July 31, 2000 and 1999:

     $ in millions                                        2000          1999
     -------------------------------------------------------------------------

     Total segment operating profit                      $ 256.0      $ 288.7
     Special provision                                      17.9       (136.5)
     Corporate administrative and general expense          (45.3)       (40.5)
     Interest (expense) income, net                        (29.4)       (23.9)
     Other items, net                                       (4.8)        (3.9)
                                                         -------      -------
     Earnings before taxes                               $ 194.4      $  83.9
                                                         =======      =======

 (9) On June 7, 2000, the Company's Board of Directors approved a transaction that will separate the Company into two independent entities - Fluor and Massey Energy. This action will enable the management teams of Fluor and Massey Energy to focus more closely on their respective businesses and will provide each of the companies with the flexibility to grow in a way that is best suited to its industry. The transaction will be structured as a spin-off, resulting in the creation of two publicly held companies. At the time of the spin-off, Fluor shareholders will retain their existing Fluor stock, which will become Massey Energy shares, and will be issued an equal number of shares of "New" Fluor stock through a tax-free distribution. The "Old" Fluor's name will be changed to Massey Energy Company. The proposed transaction, which is expected to be completed by the end of the calendar year, is subject to shareholder approval, establishment of new capital structures, and a favorable ruling by the Internal Revenue Service.

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

FORWARD-LOOKING INFORMATION

Statements regarding the Company's expectations for future performance or results, including estimated and projected operating profits and earnings, statements regarding industry and competitive trends, the impact of the proposed Fluor/Massey Energy transaction resulting in the creation of two publicly-held companies, the benefits and impacts of such a transaction and potential share repurchases, are forward looking in nature. Forward-looking statements reflect current analysis of existing information. Caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, actual results may differ materially from expected or projected results. Factors potentially contributing to such differences include, among others:

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

o   Competition in the global engineering and construction industry;

o   Inability to consummate the proposed transaction for any reason;

o Consummation of the proposed transaction and realization of the anticipated results could take longer than expected;

o The Company and/or Massey Energy may fail to receive the credit rating anticipated;

o Implementation difficulties and market factors could alter the proposed strategies and goals of the Company and/or Massey Energy; and

o The Company and/or Massey Energy could face difficulties in locating and/or achieving anticipated consolidation, growth, expansion and new business initiatives and opportunities.

There is also a risk that future results may be impacted by unforeseen impediments to the realization of revenues or other payments that have been recognized through accruals prior to actual receipt. Failure to realize such amounts may result in a charge against future earnings.

Additional information concerning these and other factors can be found in press releases as well as the Company's public periodic filings with the Securities and Exchange Commission, including the discussion under the heading "Item 1. Business - Other Matters - Company Business Risks" in the Company's Form 10-K for its fiscal year ended October 31, 1999 in the Company's Preliminary Proxy Statement on Schedule 14A that was filed with the Securities and Exchange Commission on August 25, 2000. Such filings are available either publicly or upon request from Fluor's Investor Relations Department: (949) 349-3909. The Company disclaims any intent or obligation to update its forward-looking statements.

PROPOSED TRANSACTION

On June 7, 2000, the Company's Board of Directors approved a transaction that will separate the Company into two independent entities - Fluor and Massey Energy. This action will enable the management teams of Fluor and Massey Energy to focus more closely on their respective businesses and will provide each of the companies with the flexibility to grow in a way that is best suited to its industry. The transaction will be structured as a spin-off, resulting in the creation of two publicly held companies. At the time of the spin-off, Fluor shareholders will retain their existing Fluor stock, which will become Massey Energy shares, and will be issued an equal number of shares of "New" Fluor stock through a tax-free distribution. The "Old" Fluor's name will be changed to Massey Energy Company. The proposed transaction, which is expected to be completed by the end of the calendar year, is subject to shareholder approval, establishment of new capital structures, and a favorable ruling by the Internal Revenue Service.

RESULTS OF OPERATIONS

Revenues for the three and nine month periods ended July 31, 2000 decreased 5 percent and 11 percent, respectively, compared with the same periods of 1999. Net earnings for the three and nine month periods ended July 31, 2000 were $33.3 million and $136.6 million, compared with net earnings of $50.2 million and $28.3 million, respectively, for the same periods of 1999. The 1999 net earnings include the effect of a $136.5 million pretax special provision ($119.8 million after tax, or $1.59 per diluted share). The special provision is not allocated to the Company's business segments. Operating results for the three months ended July 31, 2000 were impacted by nonrecurring credits of $12.0 million relating to the recovery of excise taxes paid on coal export sales by the Coal segment plus related interest of $5.3 million. The taxes were determined to be unconstitutional by a 1998 federal district court decision and the Internal Revenue Service has recently issued procedures for obtaining refunds of the excise taxes. Operating results for the nine months ended July 31, 2000 were impacted by the excise tax refund and two other nonrecurring items that occurred during the second quarter of 2000. First, $17.9 million of the special provision was reversed into earnings as a result of the Company's decision to retain ownership and remain in its current office location in Camberley, U.K. Additionally, the Fluor Global Services segment recorded a nonrecurring charge in the amount of $19.3 million relating to the write-off of certain assets and the loss on the sale of a European-based consulting business. Excluding all nonrecurring items, net earnings from operations for the third quarter and nine months ended July 31, 2000 were $21.1 million ($0.28 per diluted share) and $125.8 million ($1.65 per diluted share), compared with $50.2 million ($0.66 per diluted share) and $148.1 million ($1.96 per diluted share) for the respective periods of 1999. As discussed in greater detail in the following section, the Fluor Daniel segment has recorded significant provisions for cost-overruns on one project during 2000 and for process design problems on another project during 1999.

FLUOR DANIEL

Revenues and operating profit for the Fluor Daniel segment for the three and nine month periods ended July 31, 2000 and 1999 are summarized as follows:

                              Three Months Ended           Nine Months Ended
                                   July 31,                     July 31,
                            ----------------------      ----------------------
$ in millions                 2000          1999          2000          1999
------------------------------------------------------------------------------
Revenues                    $1,866.2      $2,068.2      $5,444.2      $6,598.2
Operating (loss) profit     $   (0.4)     $   49.7      $   82.4      $  128.2

Revenues declined by 10 percent and 17 percent for the three and nine month periods ended July 31, 2000 compared with the same periods of 1999, primarily due to a reduction in work performed which is consistent with the downward trend in new awards experienced during 1999 and 1998.

During the quarter and nine months ended July 31, 2000, Fluor Daniel recorded provisions of $54 million and $60 million, respectively, representing its equal share of cost overruns on a Duke/Fluor Daniel lump sum power project in Dearborn, Michigan. Duke/Fluor Daniel is a joint-venture partnership between Duke Energy and Fluor Daniel. The Dearborn project has been impacted by a number of adverse factors, including labor productivity and substantial scope of work changes.

Operating profit for the nine months ended July 31, 1999 included a second quarter provision totaling $64 million for process design problems on the Murrin Murrin nickel cobalt project in Western Australia. The Company anticipates recovering a portion of that amount and, accordingly, recorded $44 million in potential insurance recoveries during the same period. The result was a negative $20 million impact for the 1999 nine month period. Partially offsetting this was the recognition of $10 million of earnings from a project in Indonesia. Realization of these earnings had been in question primarily due to the uncertainty of collection of certain progress billings. The collection of the billings combined with the resolution of other normal project completion contingencies during the second quarter of 1999, resulted in recognition of project earnings in accordance with contract accounting principles. Expressed as percentages of revenues, operating margins were a loss of less than 0.1 percent and a profit of 1.5 percent for the three and nine month periods of 2000, compared with profits of 2.4 percent and 1.9 percent for the comparable periods of 1999. Excluding the loss provisions and recoveries discussed above, operating margins have increased to 2.9 percent and 2.6 percent for the third quarter and nine months ended July 31, 2000, compared with 2.4 percent and 2.1 percent during the corresponding 1999 periods. These increases have resulted from improvements in both overhead cost management and project margins during 2000.

New awards for the three and nine months ended July 31, 2000 were $1.2 billion and $4.1 billion, compared with $1.2 billion and $3.9 billion for the same periods of 1999. Approximately 23 percent and 48 percent, respectively, of the new awards for the three and nine months ended July 31, 2000 were for projects located outside of the United States. The increase in 2000 new awards compared with 1999 reflects substantial new awards in the Mining business unit during the second quarter, partially offset by lower new awards due to deferred capital spending in the chemicals industry.

The following table sets forth backlog for each of the segment's business units:

                                      July 31,           October 31,          July 31,
$ in millions                           2000                1999                1999
--------------------------------------------------------------------------------------
Chemicals & Life Sciences             $  1,159            $  1,964            $  2,292
Oil, Gas & Power                         2,825               2,583               2,530
Mining                                   1,002                 657                 716
Manufacturing                              865               1,170               1,282
Infrastructure                             382                 396                 435
                                      --------            --------            --------
Total backlog                         $  6,233            $  6,770            $  7,255
                                      ========            ========            ========

United States                         $  2,939            $  2,870            $  3,032
International                            3,294               3,900               4,223
                                      --------            --------            --------
Total backlog                         $  6,233            $  6,770            $  7,255
                                      ========            ========            ========

The decrease in total backlog compared with July 31, 1999 is consistent with the reduced levels of new awards in the prior two years, reflecting both the lingering impact of deferred capital spending by clients and the Company's continuing emphasis on greater project selectivity. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.

FLUOR GLOBAL SERVICES

Revenues and operating profit for the Fluor Global Services segment for the three and nine month periods ended July 31, 2000 and 1999 are summarized as follows:

                                     Three Months Ended             Nine Months Ended
                                          July 31,                       July 31,
                                    ---------------------        -----------------------
($ in millions)                      2000           1999           2000          1999
---------------------------------------------------------------------------------------
Revenues                            $757.4         $734.9        $2,203.6      $2,152.3
Operating profit                    $ 34.9         $ 18.3        $   71.4      $   56.4

Revenues increased by 3 percent during the third quarter of 2000 compared with the third quarter of 1999 and increased by 2 percent for the nine month period ended July 31, 2000 compared with the same period of 1999. Revenue gains by the Telecommunications and Operations & Maintenance business units during 2000 have more than offset declines experienced by the other business units.

Operating profits have increased as the result of both higher project gross margins and reductions in overhead. Operating profit for the nine months ended July 31, 2000 includes a $19.3 million charge relating to the write-off of certain assets and a loss on the sale of a European-based consulting business. Excluding this 2000 impact, operating profit for the nine month period ended July 31, 2000 increased to $90.7 million from $56.4 million in the comparable period of 1999

New awards for the three and nine months ended July 31, 2000 were $1.0 billion and $2.2 billion, compared with $427.3 million and $1.1 billion for the same periods of 1999. New awards for the third quarter of 2000 were almost entirely for domestic projects. Approximately 24 percent of the new awards for the nine months ended July 31, 2000 were for projects located outside of the United States. The increase in new awards during 2000 compared with 1999 is due to higher Telecommunications and Operations & Maintenance awards.

The following table sets forth backlog for each of the segment's business units:

                                   July 31,      October 31,     July 31,
$ in millions                        2000           1999           1999
-------------------------------------------------------------------------
Fluor Federal Services             $   178        $   710        $   326
Telecommunications                   1,017            525            585
Operations & Maintenance             1,363          1,127            945
Other                                    1             10             14
                                   -------        -------        -------
Total backlog                      $ 2,559        $ 2,372        $ 1,870
                                   =======        =======        =======

United States                      $ 1,984        $ 2,137        $ 1,657
International                          575            235            213
                                   -------        -------        -------
Total backlog                      $ 2,559        $ 2,372        $ 1,870
                                   =======        =======        =======

The increase in total backlog is consistent with the growth in new awards. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, deferrals and revised project scope and cost, both upward and downward.

COAL

Revenues and operating profit for the Coal segment for the three and nine month periods ended July 31, 2000 and 1999 are summarized as follows:

                               Three Months Ended         Nine Months Ended
                                    July 31,                   July 31,
                             ---------------------        ------------------
$ in millions                  2000          1999          2000       1999
----------------------------------------------------------------------------

Revenues                      $275.1        $266.3        $797.3      $794.3
Operating profit              $ 39.6        $ 33.7        $101.5      $104.1

Revenues increased by 3 percent during the third quarter of 2000 compared with the third quarter of 1999 but remained essentially flat for the nine month period ended July 31, 2000 compared with the same period of 1999. The volume of steam coal sold has increased significantly during the current year (10 percent for the third quarter and 17 percent for the first nine months of 2000 compared with 1999). The volume of the higher priced metallurgical coal increased by 5 percent during the third quarter of 2000 compared with the same period of 1999, but decreased by 6 percent on a year-to-date basis. The average realized prices for both steam and metallurgical coal declined, by 3 percent and 6 percent, respectively, for the third quarter. For the nine month period ended July 31, 2000, average realized prices declined by 6 percent for both types of coal compared with the same period in 1999. The metallurgical coal market continues to be adversely affected by a weak coal export market and the slow recovery of the domestic steel market. Demand is weak for U.S. coal exported to foreign markets as the U.S. dollar remains strong. The market for steam coal, which is used to fire electric-generating plants, continues to be adversely impacted by high customer inventory levels resulting from recent mild weather and competition from western coals, which is increasing its penetration of the traditional eastern coal market areas.

Operating profit for the three and nine months ended July 31, 2000 includes a $12.0 million credit for excise taxes paid on coal export sales tonnage. The payment of excise taxes on export coal was determined to be unconstitutional by a 1998 federal district court decision and the Internal Revenue Service recently issued procedures for obtaining refunds related to such excise taxes.

Cost of sales on a per ton of coal sold basis, excluding the excise tax credit, increased by approximately 8 percent during the three months ended July 31, 2000 compared with the same period of 1999. Operational problems and adverse geologic conditions encountered at several mines resulted in material increases in the cost per ton of coal sold. For the nine months ended July 31, 2000 compared with the same period in 1999, cost of sales on a per ton of coal sold basis, excluding the excise tax credit, increased by approximately 1 percent as the Coal segment's operational problems and adverse geologic conditions encountered during the third quarter more than offset cost reductions that had been achieved during the nine months ended July 31, 2000. Indirect costs (which include depreciation, depletion and amortization and administrative expenses) declined by 1 percent during the first nine months of 2000 compared with the same period of 1999 as the result of lower administrative expenses, due in part to reduced accruals related to long term executive compensation plans.

Partially offsetting the impact of operational problems on operating profit has been an increase in gains from the sale or exchange of coal reserves in place. As the Coal segment manages its coal reserves, it regularly sells or exchanges non-strategic reserves for reserves located in more synergistic locations. During the third quarter and first nine months of 2000, the Coal segment realized gains of $10.6 million and $26.5 million, respectively, from such transactions, compared with gains of $10.2 million during the first nine months of 1999.

The geologic conditions encountered at one mine during the third quarter may necessitate a charge of between $5 to $9 million during the final quarter of 2000, depending on an evaluation of mining conditions and the resulting recoverability of mine development costs.

Harman Mining Corporation and certain of its affiliates (collectively "Harman") filed a breach of contract action against Wellmore Coal Corporation, a former Massey subsidiary, in Buchanan County, Virginia Circuit Court. In May 2000, in a trial to determine liability only, Harman received a jury verdict that Wellmore breached the contract. On August 24, 2000, as part of the damages phase of the trial, a jury awarded damages in the amount of $6 million. Massey intends to appeal the award and will defend the action vigorously.

FLUOR SIGNATURE SERVICES

The Fluor Signature Services segment, which was created to provide business and administrative support services to the operating units with distinct profit-and-loss accountability, officially began operations at the start of fiscal 2000. External revenues during the third quarter and first nine months of the year totaled $4.0 million and $13.8 million. The segment reported an operating profit of $1.1 million during the third quarter, which resulted in a year-to-date operating profit of $0.7 million.

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

The Company continues to implement this reorganization plan. To date, slightly more than 5,000 jobs have been eliminated with additional separations to be completed by the end of the fiscal year. Two offices were closed during the second quarter of 2000. These closures and the decision to retain facilities in Camberley, bring total offices closed to 15 thus completing the office utilization initiatives under the reorganization plan.

The special provision liability as of July 31, 2000 totaled $17.0 million and is comprised of $12.4 million for personnel costs and $4.6 million for lease termination costs. The remaining liability for personnel costs will be substantially utilized by year-end. The remaining liability associated with abandoned lease space will be amortized as an offset to lease expense over the remaining life of the respective leases starting on the date of abandonment.

OTHER

Net interest expense for the three and nine month periods ended July 31, 2000 increased by $0.3 million and $5.5 million, respectively, compared with the corresponding periods of 1999 as the combined result of a decline in interest income resulting from lower average cash balances outstanding during the periods, higher levels of short-term debt and an increase in interest rates for commercial paper during the third quarter of 2000. These factors were largely offset during the third quarter of 2000 by a nonrecurring interest credit of $5.3 million associated with the Coal segment's excise tax recovery.

Corporate administrative and general expense for the third quarter and nine months ended July 31, 2000 was $3.3 million lower and $4.8 million higher compared with those same periods in 1999 as the net result of several factors. Development costs associated with the Company's knowledge management and global sales development programs have increased current year expenses significantly. Costs related to the Company's Enterprise Resource Management system, Knowledge@Work, totaled $5.3 million during the third quarter of 2000 and $15.8 million for the first nine months of the year. Expenditures of $5.1 million for this program started during the third quarter of 1999. The Global Business Development organization had expenditures during the third quarter and nine months ended July 31, 2000 of $5.6 million and $14.8 million, respectively. Higher expenses in these areas were partially offset by the reversal during the second quarter of 2000 of previously recorded long-term (stock-based) incentive compensation expense as a result of the decline in trading prices of Fluor Corporation stock during the period. An additional credit of $0.2 million for long-term incentive compensation was recorded during the third quarter of 2000, compared with a $5.5 million charge during the third quarter of 1999.

The Company's effective tax rate during 1999 was significantly impacted by the special provision due to certain non-U.S. items that did not receive full tax benefit. The reversal of a portion of the reserve during the second quarter of 2000 had an offsetting positive impact on the effective tax rate. However, that benefit was substantially offset by the absence of a tax benefit on the nonrecurring charge for disposition of the European-based consulting business recorded by Fluor Global Services during the same period. The nonrecurring items recorded during the third quarter of 2000 did not impact the Company's effective tax rate. Excluding the impacts of the special provision in each year and the nonrecurring charge recorded by Fluor Global Services in the second quarter of 2000, the effective tax rate in both the three and nine month periods ended July 31, 2000 was 29.5 percent, compared with 31.8 percent and 32.8 percent during the corresponding periods of 1999. The current year decreases have resulted from the successful implementation of a number of tax reduction initiatives.

FINANCIAL POSITION AND LIQUIDITY

At July 31, 2000, the Company had cash and cash equivalents of $105.6 million and a total debt to total capital ratio of 31.1 percent, compared with cash and cash equivalents of $209.6 million and a total debt to total capital ratio of
26.3 percent at the end of fiscal year 1999.

Cash flow provided by operating activities was $90.3 million during the nine month period ended July 31, 2000, compared with $304.5 million during the same period in 1999. This change is primarily due to an increase in net operating assets and liabilities associated with engineering and construction activities. The level of operating assets and liabilities is affected from period to period by the mix, stage of completion and commercial terms of engineering, procurement and construction projects.

Cash utilized by investing activities totaled $299.4 million during the nine month period ended July 31, 2000 compared with $264.6 million during the same period in 1999. Capital expenditures increased by $23.2 million, including $47.0 million of capitalized costs for Knowledge@Work during the first nine months of 2000. Proceeds from the sale of property, plant and equipment were $21.3 million lower in the first nine months of 2000 compared with that same period in 1999, reflecting the cyclical nature of the equipment sale/rental business. The Company completed the sale of its ownership interest in Fluor Daniel GTI, Inc. during the first quarter of 1999 and received proceeds totaling $36.3 million.

Cash provided by financing activities totaled $105.1 million during the nine month period ended July 31, 2000 compared with cash utilized of $160.5 million for the same period in 1999. During the first nine months of fiscal year 2000, the Company increased its short-term borrowings by $171.8 million, including increases in commercial paper of $159.8 million and notes payable to banks of $12.0 million. In addition, the Company increased its note payable to affiliate by $9.0 million during the first nine months of fiscal year 2000. Dividends paid during the first nine months of 2000 were $57.0 million ($0.75 per share) compared with $45.5 million ($0.60 per share) for the same period in 1999. In connection with a stock buyback program approved by the Board of Directors on March 8, 2000, the Company purchased 747,000 shares of its outstanding common stock for $23.0 million during the second quarter of 2000. Up to 7.5 million shares of common stock may be repurchased under the program. The repurchase program was suspended in the third quarter. The repurchase program is being funded from operating cash flow and supplemented by short-term credit facilities as repurchase opportunities arise.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating needs. Significant short- and long-term lines of credit are maintained with banks which, along with cash on hand, provide adequate operating liquidity. Liquidity is also provided by the Company's commercial paper program.

FINANCIAL INSTRUMENTS

The Company has a forward purchase contract for 1,850,000 shares of its common stock. The contract matures in October 2000 and gives the Company the ultimate choice of settlement option, either physical settlement or net share settlement. As of July 31, 2000, the contract settlement cost per share exceeded the current market price per share by $23.70.

If during the term of the contract, the price of the Company's stock falls to certain levels, as defined in the contract, the holder of the contract has the right to require the Company to register the shares or, if the price declines beyond a stated level, to settle the contract at the Company's choice of settlement option.

The Company utilizes forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business and not to engage in currency speculation. At July 31, 2000 and October 31, 1999, the Company had forward foreign exchange contracts of less than eighteen months duration, to exchange principally Euros, British pounds, Australian dollars,

Canadian dollars, Dutch guilders and German marks for U.S. dollars. The total gross notional amount of these contracts at July 31, 2000 and October 31, 1999 was $28 million and $124 million, respectively. Forward contracts to purchase foreign currency amounted to $1 million and $122 million at July 31, 2000 and October 31, 1999, respectively. Forward contracts to sell foreign currency totaled $27 million and $2 million at July 31, 2000 and October 31, 1999, respectively.

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

                                FLUOR CORPORATION
                         CHANGES IN CONSOLIDATED BACKLOG
               Three and Nine Months Ended July 31, 2000 and 1999

                                    UNAUDITED

                                              Three Months Ended July 31,
                                              ---------------------------
$ in millions                                    2000              1999
--------------------------------------------------------------------------
Backlog - beginning of period                 $ 9,188.1         $10,222.5
New awards                                      2,217.6           1,601.7
Adjustments and cancellations, net               (165.6)           (103.9)
Work performed                                 (2,447.6)         (2,595.4)
                                              ---------         ---------
Backlog - end of period                       $ 8,792.5         $ 9,124.9
                                              =========         =========


                                              Three Months Ended July 31,
                                              ---------------------------
$ in millions                                   2000               1999
-------------------------------------------------------------------------
Backlog - beginning of period                 $ 9,142.0         $12,645.3
New awards                                      6,360.4           4,923.7
Adjustments and cancellations, net                399.9            (356.6)
Work performed                                 (7,109.8)         (8,087.5)
                                              ---------         ---------
Backlog - end of period                       $ 8,792.5         $ 9,124.9
                                              =========         =========

                           PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

            27.1 Financial Data Schedule as of and for the nine months ended July 31, 2000.

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


                                                     FLUOR CORPORATION
                                           -------------------------------------
                                                        (Registrant)


Date: September 14, 2000                   /s/ R. F. Hake
                                           -------------------------------------
                                           R. F. Hake, Executive Vice President
                                           and Chief Financial Officer



                                           /s/ V. L. Prechtl
                                           -------------------------------------
                                           V. L. Prechtl, Vice President and
                                           Controller

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER                  DESCRIPTION
          -------                 -----------

           27.1 Financial Data Schedue as of and for the nine months ended July 31, 2000.