Form 10-K
period 2000-10-31
MASSEY ENERGY CO
filed 2001-01-29
CIK 37748

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                           Commission File No. 1-7775

                              MASSEY ENERGY COMPANY
             (Exact name of registrant as specified in its charter)

                 Delaware                                       95-0740960
      (State or other jurisdiction of                        (I.R.S. Employer
      Incorporation or organization)                      Identification Number)

  4 North 4th Street, Richmond, Virginia                           23219
 (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (804) 788-1800

          Securities registered pursuant to Section 12(b) of the Act:

                              Title of each class
                        Common stock, $0.625 par value

                   Name of each exchange on which registered

                            New York Stock Exchange
                            Pacific Exchange, Inc.
                         Chicago Stock Exchange, Inc.

       Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates was $940,876,475 on December 31, 2000 based upon the average between the highest and lowest sales prices of the registrant's Common Stock as reported in the consolidated transactions reporting system.

     Common Stock, $0.625 par value, outstanding as of December 31, 2000 - 73,496,939 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the registrant's definitive proxy statement for the 2001 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended October 31, 2000.

     From time to time, Massey Energy Company (("Massey" or the "Company")(formerly named Fluor Corporation ("Fluor")) makes certain comments and disclosures in reports and statements, including this report, or statements made by its officers or directors which may be forward-looking in nature. Examples include statements related to Company growth, the adequacy of funds to service debt and the Company's opinions about trends and factors which may impact future operating results. These forward-looking statements could also involve, among other things, statements regarding the Company's intent, belief or expectation with respect to (i) the Company's results of operations and financial condition, (ii) the consummation of acquisition, disposition or financing transactions and the effect thereof on the Company's business, and
(iii) the Company's plans and objectives for future operations and expansion or consolidation.

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

     The Company wishes to caution readers that forward-looking statements, including disclosures which use words such as the Company "believes," "anticipates," "expects," "estimates" and similar statements, are subject to certain risks and uncertainties which could cause actual results of operations to differ materially from expectations. Any forward-looking statements should be considered in context with the various disclosures made by the Company about its businesses, including without limitation the risk factors more specifically described below in Item 1. Business, under the heading "Business Risks."

                                    Part I

Item 1.  Business

     On November 30, 2000, the Company completed a reverse spin-off, which divided it into two separate publicly-traded corporations. As a result of the reverse spin-off (the "Spin-Off"), the Company separated into:

     (1) the spun-off corporation, "new" Fluor Corporation ("New Fluor"), which owns all of the Company's then existing businesses except for the coal-related business conducted by A.T. Massey Coal Company, Inc. ("A. T. Massey"); and

     (2) Fluor, subsequently renamed Massey Energy Company, which owns the coal-related business through its sole subsidiary A. T. Massey.

Except as the context otherwise requires, the terms "Massey" or the "Company" as used herein shall include Massey Energy Company, A. T. Massey and A. T. Massey's subsidiaries. This Form 10-K discusses the business, operations and financial condition of Massey, and not New Fluor.

     In the Energy Ventures Analysis ranking of coal companies by 1999 revenues, Massey is the fifth largest coal company in the United States, and the largest in the Central Appalachian region. Massey produces, processes and sells bituminous, low sulfur coal of steam and metallurgical grades through its 18 processing and shipping centers, called "resource groups," many of which receive coal from multiple coal mines. Massey currently operates more than 50 coal mines in West Virginia, Kentucky and Virginia. Its steam coal is primarily purchased by utilities and industrial clients as fuel for power plants. Its metallurgical coal is used primarily to make coke for use in the manufacture of steel.

     A. T. Massey was originally incorporated in Richmond, Virginia in 1920 as a coal brokering business. In the late 1940s, A. T. Massey expanded its business to include coal mining and processing. In 1974, St. Joe Minerals acquired a majority interest in A. T. Massey. St. Joe Minerals was then acquired by Fluor in 1981. A. T. Massey has been wholly owned by Fluor (now Massey) from 1987 and operated as one of Fluor's principal business segments until the Spin-Off.


Industry Overview

     A major contributor to the world energy supply, coal currently represents approximately 26% of the world's primary energy consumption. The primary use for coal is to fuel electrical power generation. In calendar year 2000, coal was used to generate 55% of the electricity produced in the United States and 37% worldwide.

     The United States is the second largest coal producer in the world, exceeded only by China. Other leading coal producers include India, South Africa, and Australia. The United States is the largest holder of coal reserves in the world, with over 250 years supply at current production rates. U.S. coal reserves are more plentiful than oil or natural gas, with coal representing approximately 95% of the nation's fossil fuel reserves.

     U.S. coal production has more than doubled during the last 30 years. In 2000, total coal production was 1.09 billion tons. The primary producing regions were the Powder River Basin (33%), Central Appalachia (24%), Midwest (14%), West (other than the Powder River Basin) (14%) and Northern Appalachia (13%). Approximately 62% of U.S. coal is produced by surface mining methods. The remaining 38% is produced by underground mining methods that include room and pillar mining and longwall mining.

     Coal is used in the United States by utilities to generate electricity, by steel companies to make steel products with blast furnaces, and by a variety of industrial users to heat and power foundries, cement plants, paper mills, chemical plants and other manufacturing and processing facilities. Significant quantities of coal are also exported from both east and west coast terminals. The breakdown of 2000 U.S. coal demand, as estimated by Resource Data International, Inc. ("RDI"), is as follows:

              End Use               Tons (millions)      % of Total
              -------               --------------       ----------

        Electrical generation......            928              85%
        Industrial users...........             68               6%
        Exports....................             59               5%
        Steel making...............             28               3%
        Residential & commercial...              5               1%
                                    --------------             ----
        Total......................          1,088             100%
                                    ==============             ====

     Coal has long been favored as an electrical generating fuel because of its basic economic advantage. The largest cost component in electrical generation is fuel. This fuel cost is typically lower for coal than competing fuels such as oil and natural gas. RDI estimated the average total production costs of electricity-using coal and competing generation alternatives in 2000 (January - September) as follows:

       Electrical Generation Type            Cost per million
       --------------------------            ----------------
                                               Kilowatt Hours
                                               --------------
            Oil...........................         $ 5.766
            Natural Gas...................         $ 5.307
            Other (solar, wind, etc.).....         $ 2.453
            Nuclear.......................         $ 1.811
            Coal..........................         $ 1.732
            Hydroelectric.................         $ 0.893

     According to RDI, 19 of the 25 lowest operating cost electrical generation power plants in the United States during 1999 were fueled by coal. Coal used as fuel to generate electricity is commonly referred to as "steam coal."

     There are several factors other than fuel cost that influence each utility's choice of electrical generation mode, including facility construction cost, access to fuel transportation infrastructure, environmental restrictions, and other factors. The breakdown of U.S. electrical generation by fuel source in 2000, as estimated by RDI, is as follows:

          Electrical Generation Source          % of Total Electrical Generation
          ----------------------------          --------------------------------
                     Coal..................                      55%
                     Nuclear...............                      20%
                     Natural Gas...........                      14%
                     Hydro.................                       8%
                     Oil...................                       2%
                     Other.................                       1%
                                                                ----
                     Total.................                     100%
                                                                ====

     RDI projects that generators of electricity will increase their demand for coal as demand for electricity increases. Because coal-fired generation is used in most cases to meet base load requirements, coal consumption has generally grown at the pace of electricity demand growth. Demand for electricity has historically grown in proportion to U.S. economic growth.

     The United States ranks second among worldwide exporters of coal. Australia is the largest exporter, with other major exporters including South Africa, Indonesia, Canada, Taiwan, and Colombia. U.S. exports have decreased by over 40% since 1992 as a result of increased international competition and the U.S. dollar's strength in comparison to foreign currencies. According to RDI, the usage breakdown for 1999 U.S. exports of 59 million tons was 46% for electrical generation and 54% for steel making. U.S. coal exports were shipped to more than 40 countries. The largest purchaser of exported steam coal was Canada, which took 16 million tons or 59% of total steam coal exports. The largest purchaser of exported metallurgical coal was Europe, which represented 19 million tons or 61% of total metallurgical coal exports.

     The type of coal used in steel making is referred to as metallurgical coal, and is distinguished by special quality characteristics that include high carbon content, low expansion pressure, low sulfur content, and various coal chemistry attributes. Metallurgical coal is also high in heat content, and therefore is desirable to utilities as fuel for electrical generation. Consequently, metallurgical coal producers have the ongoing opportunity to select the market that provides maximum revenue. The premium price offered by steel makers for the metallurgical quality attributes is typically higher than the price offered by utility coal buyers that value only the heat content. The primary concentration of U.S. metallurgical coal reserves is located in the Central Appalachian region. RDI estimates that the Central Appalachian region supplied 83% of domestic metallurgical coal and 92% of U.S. exported metallurgical coal during 1999.

     Industrial users of coal typically purchase high Btu products with the same type of quality focus as utility coal buyers. The primary goal is to maximize heat content, with other specifications like ash content, sulfur content, and size varying considerably among different customers. Because most industrial coal consumers use considerably less tonnage than electric generating stations, they typically prefer to purchase coal that is screened and sized to specifications that streamline coal handling processes. Due to the more stringent size and quality specifications, industrial customers often pay a 10% to 15% premium above utility coal pricing (on comparable quality). The largest regional supplier to the industrial market sector has historically been Central Appalachia, which supplied 39% of all U.S. industrial coal demand in 1999.

     Coal shipped for North American consumption is typically sold at the mine loading facility with transportation costs being borne by the purchaser. Offshore export shipments are normally sold at the ship-loading terminal, with the purchaser paying the ocean freight. According to the National Mining Association, approximately two-thirds of U.S. coal production is shipped via railroads. Final delivery to consumers often involves more than one transportation mode. A significant portion of U.S. production is delivered to customers via barges on the inland waterway system and ships loaded at Great Lakes ports.

Mining Methods
--------------

     Massey produces coal using three distinct mining methods: underground room and pillar, underground longwall and surface/highwall mining.

     Use of continuous miner machines in the room and pillar method of underground mining represented approximately 52% of Massey's 2000 production.

     Production from underground longwall mining operations constituted about 14% of Massey's 2000 production. Massey's Upper Big Branch Mine was ranked (per 1999 Department of Labor productivity statistics) as the most productive longwall mine in the Eastern United States. Massey now operates three additional longwall units, adding one each in 1999, 2000 and 2001.

     Surface mining represented approximately 34% of Massey's 2000 coal production. Massey has established large-scale surface mines in Boone and Nicholas counties of West Virginia. Other Massey surface mines are smaller in scale. Massey surface mines also use highwall mining systems to produce coal from high overburden areas.


Mining Operations

     Massey currently has eighteen distinct resource groups or mining complexes, including thirteen in West Virginia, four in Kentucky and one in Virginia. These complexes receive, blend, process and ship coal that is produced from one or more mines, with a single complex handling the coal production of as many as eight distinct underground or surface mines. These mines have been developed at strategic locations in close proximity to the Massey preparation plants and rail shipping facilities. Coal is transported from Massey's mining complexes to customers by means of railroad cars or trucks, with rail shipments representing approximately 92% of 2000 coal shipments.

     The following table provides key summary information on all Massey mining complexes (Resource Groups) that were active in 2000.


                             Massey Resource Groups

                                            2000         2000                                             Year Established
                                            ----         ----                                             ----------------
Resource Group Name     Location        Production(1) Shipments      Coal Quality            Reserves        or Acquired
-------------------     --------        ------------- ---------      ------------            --------        -----------
                                           (000's       (000's                                (000's
                                          of Tons)     of Tons)                            of Tons)(2)
Delbarton.......... Mingo County, WV          760            0     Low Sulfur Utility          34,000           1999
                                                                   Low Sulfur Industrial
Eagle Energy....... Boone County, WV          136          218     High Vol Met                     0           1996
Elk Run............ Boone County, WV        4,535        7,313     High Vol Met               134,000           1978
                                                                   Low Sulfur Utility
                                                                   Low Sulfur Industrial
Green Valley....... Nicholas County, WV       490          465     High Vol Met                11,000           1996
                                                                   Low Sulfur Utility
                                                                   Low Sulfur Industrial
Independence....... Boone County, WV        5,892        3,101     High Vol Met                59,000           1994
                                                                   Low Sulfur Utility
                                                                   Low Sulfur Industrial
Knox Creek......... Tazewell County, VA       583          631     High Vol Met                50,000           1997
                                                                   Low Sulfur Utility
                                                                   Low Sulfur Industrial
Logan County....... Logan County, WV        1,589        1,268     Low Sulfur Utility          91,000           1998
                                                                   Low Sulfur Industrial
Long Fork.......... Pike County, KY             0        1,153     Low Sulfur Utility          17,000           1991
                                                                   Low Sulfur Industrial
Marfork............ Raleigh County, WV      3,139        6,347     High Vol Met                77,000           1993
                                                                   Low Sulfur Utility
                                                                   Low Sulfur Industrial
Martin County...... Martin County, KY       3,453        3,326     Low Sulfur Utility          66,000           1969
                                                                   Low  Sulfur Industrial
New Ridge.......... Pike County, KY             0        1,740     Low Sulfur Utility               0           1992
                                                                   Low Sulfur Industrial
Nicholas Energy.... Nicholas County, WV     4,395        4,227     High Vol Met               114,000           1997
                                                                   Low Sulfur Utility
                                                                   Low Sulfur Industrial
Omar............... Boone County, WV            0          466     Low Sulfur Utility          35,000           1954
                                                                   Low Sulfur Industrial
Performance........ Raleigh County, WV      4,099        1,477     High Vol Met                45,000           1994
Progress........... Boone County, WV        4,338        2,072     Low Sulfur Utility          84,000           1998
                                                                   Low Sulfur Industrial
Rawl............... Mingo County, WV        2,356        2,471     High Vol Met               111,000           1974
                                                                   Low Sulfur Utility
                                                                   Low Sulfur Industrial
Sidney............. Pike County, KY         5,713        3,140     Low Sulfur Utility         151,000           1984
                                                                   Low Sulfur Industrial
Stirrat............ Logan County, WV            0          368     High Vol Met                34,000           1993
                                                                   Low Sulfur Utility
                                                                   Low Sulfur Industrial
Other/Unassigned... N/A                       N/A          459     N/A                        810,000            N/A
                                           ------       ------                              ---------
  Total............                        41,478       40,242                              1,923,000
                                           ======       ======                              =========

--------------
(1) For purposes of this table, coal production has been allocated to the Resource Group where the coal is mined, rather than the Resource Group where the coal is processed and shipped. Several Massey Resource Groups provide processing and rail shipping services for coal mined at other nearby Massey operations.

(2) Reserves allocated to individual mining complexes include both assigned reserves and unassigned reserves that are accessible from the established operations.

West Virginia Resource Groups

     Delbarton. The Delbarton complex processes coal produced by an underground room and pillar mine in the Lower Cedar Grove seam. Production from this mine, located adjacent to the Delbarton complex, is transported to the Delbarton preparation plant via overland conveyor. The Delbarton preparation plant can process 800 tons per hour of raw coal. The clean coal product is shipped to customers via the Norfolk Southern railway in unit trains of up to 110 railcars.

     Eagle Energy. The Eagle Energy complex is currently inactive but has historically processed coal production from the adjacent underground longwall mine in the Eagle seam. The economically accessible Eagle seam reserves were depleted in January 2000 and the operation was idled. The Eagle Energy preparation plant is a modern facility with a rated feed capacity of 750 tons per hour. Customers can be served via CSX railway shipments loaded in unit trains of up to 90 railcars. Plans are now under review to re-activate this complex using production from new mines in seams above the Eagle seam.

     Elk Run. The Elk Run complex is Massey's largest shipper of coal. Elk Run produces coal from five underground room and pillar mines that are belted directly to the preparation plant. Elk Run also has a large surface mine that ships direct to customers via the Kanawha River docks. Additionally, the Elk Run complex processes coal for shipment that is produced from two other Massey resource groups. The Independence production shipped from Elk Run includes coal produced from underground mines in the Upper Cedar Grove and the Hernshaw seams. The Twilight surface mine in the Progress resource group transports all of its production to the Elk Run facilities via underground conveyor system. The Elk Run preparation plant has a processing capacity of 2200 tons per hour. Customer shipments are loaded on the CSX rail system in unit trains of up to 150 railcars.

     Green Valley. The Green Valley complex specializes in premium quality coals servicing industrial customers in a variety of industries. The Green Valley preparation plant receives coal via truck that is produced from two underground room and pillar mines in the Sewell seam. The Green Valley preparation plant has a processing capacity of 600 tons per hour. The rail loading facility services customers on the CSX rail system with unit train shipments of up to 75 railcars.

     Independence. The Independence complex processes coal from one large underground longwall mine and one room and pillar mine. Production from both mines is transported via underground conveyor system directly to the Independence preparation plant. Independence has five additional underground mining operations that produce coal for processing and shipment by other Massey resource groups. The Independence plant has a processing capacity of 1400 tons per hour. Customers are served via rail shipments on the CSX rail system in unit trains of up to 150 railcars.

     Logan County. The Logan County complex processes coal through the Bandmill preparation plant from three surface mining operations and two underground mines. All three surface mines and one underground mine deliver coal to the Bandmill plant via truck. The Aracoma underground mine, which belts coal directly to the Bandmill plant, currently produces with two continuous miner sections but plans call for a future longwall installation. The Bandmill preparation plant completed a major renovation in 2000 and has a processing capacity of 1200 tons per hour. The rail loading facility services customers via the CSX rail system with unit train shipments of up to 150 cars.

     Marfork. The Marfork complex is Massey's leading shipper of premium metallurgical coal. The largest production source for the Marfork complex is the Upper Big Branch underground longwall mine of Massey's Performance resource group. Other production sources for the Marfork complex include a new longwall mine and five underground room and pillar mines. All Marfork production sources are belted directly to the preparation plant via conveyor systems. The Marfork preparation plant is a high capacity processing facility that processes 2300 tons per hour. All customers are serviced via the CSX rail system with unit trains of up to 150 railcars.

     Nicholas Energy. The Nicholas Energy complex processes coal from one new longwall mine, two large surface mines and one underground room and pillar mine. All coal from the underground mines, as well as the portion of surface mined coal requiring processing, is transported to the Power Mountain preparation plant via overland conveyor system. The Power Mountain plant was upgraded in 1999, and currently has a processing capacity of 1200 tons per hour. All coal shipments are loaded into rail cars for delivery via the Norfolk Southern railway in unit trains of up to 140 railcars.

     Omar. The Omar mining complex processes coal from adjacent mining operations of Massey's Independence and Elk Run resource groups. All production sources are transported via underground conveyor system to the Omar preparation plant. The Omar plant can process 800 tons per hour. A new rail loading facility was completed in May 2000. Omar can now service its CSX rail system customers with unit train shipments of up to 150 railcars.

     Performance. The Performance mining complex includes the Upper Big Branch underground mine and the Goals preparation plant. The Upper Big Branch mine is a longwall operation in the Eagle seam, with most production being processed and shipped from Massey's Marfork resource group. The Goals preparation plant processes the balance of the Upper Big Branch mine's production, as well as production from adjacent underground mines of Massey's Independence resource group. The Goals preparation plant can process 800 tons per hour. The rail loading facility services CSX railway customers with unit trains of up to 90 railcars.

     Progress. The Progress mining complex includes the Twilight MTR surface mine, coal handling system and stoker plant. All production is processed through a coal handling system and transported via underground conveyor to Massey's Elk Run resource group for rail shipment.

     Rawl. The Rawl complex includes six underground room and pillar mines and the Sprouse Creek Processing plant. Four mines transport coal to the Sprouse Creek plant--three via trucks and one via short-tagged rail cars. The other two mines produce coal that is processed for shipment by Massey's Stirrat resource group. The Sprouse Creek preparation plant has a throughput capacity of 1450 tons per hour. Customers are serviced via the Norfolk Southern railway with unit trains of up to 150 railcars.

     Stirrat. The Stirrat complex processes coal produced by the adjacent Diamond Energy and Spring Branch underground mines of Massey's Rawl resource group. All production is transported via truck to the Stirrat preparation plant. The plant has a rated capacity of 500 tons per hour. Customers are serviced via the CSX rail system with unit trains of up to 100 railcars.


Kentucky Resource Groups

     Long Fork. The Long Fork complex processes coal produced by the adjacent Solid Energy mine of Massey's Sidney resource group. All production is transported via overland conveyor system to the Long Fork preparation plant. The Long Fork plant has a rated capacity of 1100 tons per hour. The rail loading facility services customers on the Norfolk Southern railway with unit trains of up to 150 railcars.

     Martin County. Production at the Martin County complex is sourced from one surface mine and one underground room and pillar mine. Approximately 70% of all surface mined production is saleable without processing and is shipped to customers at the Ohio/Big Sandy river docks via truck. Both the underground mine production and the portion of surface mine production requiring processing are transported to the preparation plant via underground conveyor system. The Martin County preparation plant has a throughput capacity of 1500 tons per hour. All coal processed through the preparation plant is shipped via the Norfolk Southern railway in unit trains of up to 125 railcars. Because of a partial failure at the Martin County coal refuse impoundment on October 11, 2000, the preparation plant is currently idled for an indefinite period. Raw coal production that requires processing (approximately 40% of total Martin County production) is being shipped to the Sprouse Creek plant of Massey's Rawl resource group for processing and shipment on to customers.

     New Ridge. The New Ridge complex processes coal that is transported via truck from mining operations of Massey's Sidney resource group. The New Ridge preparation plant has a throughput capacity of 800 tons per hour. All coal is loaded for shipment to customers via the CSX rail system in unit trains of up to 100 railcars.

     Sidney. The Sidney complex includes five underground room and pillar mines and the Big Creek preparation plant. All mines transport production via underground conveyor to the Big Creek plant, except one mine that belts coal to Massey's Long Fork resource group for processing and shipment. The Big Creek preparation plant has a throughput capacity of 1500 tons per hour. The Sidney rail loading facility services customers on the Norfolk Southern rail system with unit trains of up to 140 railcars.


Virginia Resource Group

     Knox Creek. The Knox Creek complex processes coal from one underground room and pillar mine. Production from the Tiller No. 1 mine is belted directly to the Knox Creek preparation plant. The Knox Creek plant has a feed capacity of 850 tons per hour. The rail loading facility services customers on the Norfolk Southern rail system with unit trains of up to 100 railcars.


Other Related Operations

     Massey has other related operations and activities in addition to its normal coal production and sales business. The following business activities are included in this category:

     Appalachian Synfuel Plant: Appalachian Synfuel, LLC ("Appalachian Synfuel"), a subsidiary of the Company, owns a synthetic fuel manufacturing facility located adjacent to the Marfork complex in Boone County, West Virginia. This facility converts coal products to synthetic fuel and has operated since June 1998. Appalachian Synfuel has obtained a private letter ruling from the IRS that production from this synfuel facility qualifies the owner for tax credits pursuant to Section 29 of the Code. Synthetic fuel sales during fiscal year 2000 were approximately 456,000 tons. Massey has been exploring the sale of the Appalachian Synfuel manufacturing facility to optimize value of the associated tax credit benefits.

     Westvaco Coal Handling Facility: Massey subsidiaries own and operate the coal unloading, storage and conveying facilities at Westvaco Corporation's paper manufacturing facility in Covington, Virginia ("Westvaco CHF"). The Westvaco CHF was constructed by Massey in 1992 as a means of reducing coal transportation and handling costs for Westvaco Corporation, a long term industrial coal customer. The Westvaco CHF operating agreement extends through 2007, and provides that Massey be paid a per ton fee (annually adjusted) for coal handling services and allows Massey to supply 100% of the coal required by Westvaco's facility.

     Other: Massey also engages in the sale of timber, gas & oil rights and the sale of non-strategic surface properties and reserves to third parties.

Marketing and Sales

     The Massey marketing and sales force, based in the corporate office in Richmond, Virginia, includes sales managers, distribution/traffic managers, technical support and administrative personnel.

     During the fiscal year ended October 31, 2000, Massey sold 40.2 million tons of produced coal for total revenues of $1.08 billion. The breakdown by market served was 56% utility, 35% metallurgical and 9% industrial. Sales were concluded with over 120 customers. Export shipments (including Canada) represented approximately 20% of 2000 tonnage sold. Massey's 2000 export shipments serviced customers in 10 countries across North America, South America, Europe and Asia. Almost all sales are made in U.S. dollars, which eliminates the foreign currency risk.

     The Company has established several partnering arrangements with customers wherein services other than coal supply are provided on an ongoing basis. Examples of such partnership arrangements include:

     . The Westvaco CHF (described above). A Massey subsidiary owns and operates the coal unloading and storage facilities. As consideration for performing this service, the Massey subsidiary receives a per ton processing fee and also secures the right to supply 100% of the coal required by this plant.

     . At two large steel companies, one synthetic fiber manufacturer and one tobacco processing plant, a Massey subsidiary coordinates shipment of coal to the customer's stockpile, maintains ownership of the coal inventory on site and sells tonnage to the customer as it is consumed.

     Other such partnering services are provided periodically in response to the current needs of each individual customer.


Distribution

     Massey employs transportation specialists who negotiate freight and terminal agreements with various providers, including railroads, barge lines, steamship lines, bulk motor carriers and terminal facilities. Transportation specialists also coordinate with customers, mining facilities and transportation providers to establish shipping schedules that meet the customer's needs.

     Massey's 2000 shipments of 40.2 million tons were loaded from 18 mining complexes. Rail shipments constituted 92% of total shipments, with 33% loaded on Norfolk Southern trains and 59% loaded on CSX trains. The 8% balance was shipped from Massey mining complexes via truck.

     Approximately 18% of Massey's production is ultimately delivered via the inland waterway system. Coal is transported by rail or truck to docks on the Ohio, Big Sandy and Kanawha Rivers and then ultimately transported by barge to electric utilities, integrated steel producers and industrial consumers served by the inland waterway system. Massey also moves approximately 15% of its production to Great Lakes Ports for transport beyond to various U.S. and Canadian customers.

Customers and Coal Contracts

     Massey has coal supply commitments with a wide range of electric utilities, steel manufacturers and industrial customers. The majority of Massey's customers purchase coal for terms of one year or longer, but Massey also supplies coal on a spot basis for some of its customers. Massey's biggest customer, Duke Energy, accounted for 14% of Massey's total fiscal year 2000 revenues. Massey has been serving this customer for over thirty years and has agreements in place to continue to supply coal through June 2003.

     As the largest supplier of metallurgical coal to the American steel industry, Massey is subject to being adversely affected by any decline in the financial condition or production volume of American steel producers. Recently, American steel producers have experienced a substantial decline in the prices received for their products, due at least in part to a heavy volume of foreign steel imported into this country. As a result, two of the largest producers filed for bankruptcy protection in late 2000, including Wheeling-Pittsburgh Steel Corporation, a substantial customer of Massey. Further deterioration in conditions in the steel industry could reduce the demand for Massey's coal and impact the collectibility of Massey's accounts receivable from steel industry customers. Since Massey's metallurgical grade coal can also be marketed as a high-Btu steam coal for use by utilities, a decline in the metallurgical market could result in some coal being switched from the metallurgical market to the utility market.

     As is customary in the coal industry, Massey has entered into long-term contracts (exceeding one year in duration) with many of its customers. These arrangements allow customers to secure a supply for their future needs and provide Massey with greater predictability of sales volume and sales prices. During fiscal year 2001, Massey's sales pursuant to long-term sales arrangements are projected to be at or above 75%.

     By offering coal of both metallurgical and steam grades, Massey is able to serve a diverse customer base. This market diversity allows Massey to adjust to changing market conditions and sustain high sales volumes.

     The terms of Massey's long-term contracts are a result of extensive negotiations with the customer. As a result, the terms of these contracts vary with respect to price adjustment mechanisms, pricing terms, permitted sources of supply, force majeure provisions, quality adjustments and other parameters. Most of the contracts contain price adjustment mechanisms that allow for changes to prices based on statistics from the U.S. Department of Labor. Contracts contain specifications for coal quality, which may be especially stringent for steel customers. Many of these contracts also specify the approved locations from which the coal is to be mined.


Competition

     The coal industry in the United States is highly competitive. Massey competes with other large producers and many small coal producers. Massey competes with other producers primarily on the basis of price, coal quality, transportation cost and reliability of supply. Continued demand for coal is also dependent on factors outside Massey's control, including demand for electricity, environmental and governmental regulations, technological developments and the availability of alternative fuel sources.

     The price at which the Company's production can be sold is dependent upon a variety of factors, many of which are beyond the Company's control. The Company sells coal under long-term contracts and on the spot market. See the "Customers and Coal Contracts" section above. Generally, the relative competitiveness of coal vis-a-vis other fuels or other coals is evaluated on a delivered cost per heating value unit basis. In addition to competition from other fuels, coal quality, the marginal cost of producing coal in various regions of the country and transportation costs are major determinants of the price for which the Company's production can be sold. Factors that directly influence production cost include geological characteristics (including seam thickness), overburden ratios, depth of underground reserves and transportation costs. The Company's central Appalachian coal is more expensive to mine than western coal because there is a high percentage of underground coal in the east and eastern surface coal tends to have thinner coal seams. Additionally, underground mining has higher labor (including reserves for future costs associated with labor benefits and health care) and capital (including modern mining equipment and construction of extensive ventilation systems) costs than those of surface mining. In recent years, increased development of large surface mining operations, particularly in the western United States, and more efficient mining equipment and techniques, have contributed to excess coal production capacity in the United States. Competition resulting from excess capacity has encouraged producers to reduce prices and to pass productivity gains through to customers. The lower production cost in the western mines is offset somewhat by the higher quality of many eastern coals and higher transportation cost from these western mines to many coal-fired power plants in the country. Demand for the Company's low-sulfur coal and the prices that the Company will be able to obtain for it will also be affected by the price and availability of high-sulfur coal, which can be marketed in tandem with emissions allowances. Intraregional and interregional competition is keen as producers seek to position themselves as the low-cost producer and supplier of high-demand product to the electricity generating industry.

     Transportation costs are another fundamental factor affecting coal industry competition. Coordination of the many eastern loadouts, the large number of small shipments, terrain and labor issues all combine to make shipments originating in the eastern United States inherently more expensive on a per-mile basis than shipments originating in the western United States. Historically, coal transportation rates from the western coal producing areas into central Appalachian markets limited the use of western coal in those markets. More recently, however, lower rail rates from the western coal producing areas to markets served by eastern producers have created major competitive challenges for eastern producers. Barge transportation is the lowest-cost method of transporting coal long distances in the eastern United States, and the large numbers of eastern producers with river access keep coal prices competitive. The Company believes that many utilities with plants located on the Ohio River system are well positioned for deregulation as competition for river shipments should remain high for central Appalachian coal. With close proximity to competitively-priced central Appalachian coal and the ability to receive western coals, the Company believes utilities with plants located on the Ohio River system will become price setters in a deregulated environment. The ability of these utilities to blend western and eastern coal will also create a new, dynamic fuel procurement environment that could place western and eastern coals in even greater competition and limit rail price premiums. River transport is an important transportation option not available to Powder River Basin producers between Wyoming and midwestern river terminals.

     Although undergoing significant consolidation, the coal industry in the United States remains highly fragmented. There can be no assurance that the Company's costs will permit it to compete effectively with other producers seeking to provide coal to a customer, however, the Company expects to be able to maintain low production costs, offer a variety of products and have access to multiple transportation systems that will enable it to compete effectively with other producers.


Employees and Labor Relations

     As of October 31, 2000, Massey had 3,610 employees, including 152 employees affiliated with the United Mine Workers of America. Relations with employees are generally good, and there have been no material work stoppages in the past ten years.

Environmental, Safety and Health Matters

     Massey is subject to federal, state and local laws and regulations relating to environmental protection and plant and mine safety and health, including but not limited to the federal Surface Mining Control and Reclamation Act of 1977; Occupational Safety and Health Act; Mine Safety and Health Act of 1977; Water Pollution Control Act, as amended by the Clean Water Act of 1977; Black Lung Benefits Revenue Act of 1977; and Black Lung Benefits Reform Act of 1977.

     On October 20, 1999, the United States District Court for the Southern District of West Virginia ( the "District Court") issued an injunction which prohibits the construction of valley fills over both intermittent and perennial stream segments as part of mining operations. While Massey is not a party to this litigation, virtually all mining operations (including those of Massey) utilize valley fills to dispose of excess materials mined during coal production. This decision is now under appeal to the Fourth Circuit Court of Appeals and the District Court has issued a stay of its decision pending the outcome of the appeal. Based upon the current state of the appeal, the Company does not believe that the Massey mining operations will be materially affected while the appeal is pending. If and to the extent that the District Court's decision is upheld and legislation is not passed which limits the impact of the decision, all or a portion of Massey's mining operations could be affected. The potential impact on Massey arising from this proceeding is currently not estimable.

     On October 11, 2000, a partial failure of Martin County Coal Corporation's coal refuse impoundment released approximately 230 million gallons of coal slurry into adjacent underground mine workings. The slurry then discharged into two tributary streams of the Big Sandy River in eastern Kentucky. Further information on this release is set forth in Item 3, Legal Proceedings.

     On June 27, 2000, the West Virginia Division of Environmental Protection issued an administrative order to one of Massey's subsidiaries, Elk Run Coal Company. Further information on this order is set forth in Item 3. Legal Proceedings.

     The U.S. Department of Labor has issued new regulations implementing the federal black lung laws which, among other things, establish a presumption in favor of a claimant's treating physician and limit a coal operator's ability to introduce medical evidence regarding the claimant's medical condition. The validity of these regulations is currently being challenged in litigation. If upheld, the amendments could have an adverse impact on Massey, the extent of which cannot be accurately predicted.

     The Clean Air Act and corresponding state laws extensively regulate emissions into the air of particulate matter and other substances, including sulfur dioxide, nitrogen oxides and mercury. Although these regulations apply directly to impose certain requirements for the permitting and operation of Massey's mining facilities, by far their greatest impact on Massey and the coal industry generally is the effect of emission limitations applicable to utilities and other Massey customers. The Environmental Protection Agency has imposed or attempted to impose tighter emission restrictions in a number of areas, some of which are currently subject to litigation. The general effect of such tighter restrictions could be to reduce demand for coal.

     The United States and more than 160 other nations are signatories to the 1992 Framework Convention on Global Climate Change (the "Kyoto Protocol") which is intended to limit or reduce emissions of greenhouse gases, such as carbon dioxide. Under the terms of the Kyoto Protocol, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year period from 2008 through 2012. Although the U.S. Senate has not yet ratified the Kyoto Protocol and no comprehensive regulations focusing on greenhouse gas emissions have been issued, efforts to control greenhouse gas emissions could result in reduced use of coal if electric power generators switch to lower carbon sources of fuel.

     It is impossible to predict the full impact of future judicial, legislative or regulatory developments on Massey's operations, because the standards to be met, as well as the technology and length of time available to meet those standards, continue to develop and change.

     In fiscal year 2000, Massey spent approximately $6.4 million to comply with environmental, health and safety laws and regulations, none of which expenditures were capitalized. Massey anticipates making $6.8 million and $6.4 in such non-capital expenditures in fiscal 2001 and 2002, respectively. Of these expenditures, $6.0 million, $6.4 million and $6.0 million for fiscal 2000, 2001 and 2002, respectively, were or are anticipated to be for surface reclamation. Existing financial reserves are believed to be adequate to cover actual and anticipated reclamation expenditures.

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


Business Risks

Coal markets are highly competitive and affected by factors beyond Massey's control.

     Massey competes with coal producers in various regions of the United States for domestic sales and with both domestic and overseas producers for sales to international markets. Continued demand for Massey's coal and the prices that it will be able to obtain primarily will depend upon coal consumption patterns of the domestic electric utility industry and the domestic steel industry. Consumption by the domestic utility industry is affected by the demand for electricity, environmental and other governmental regulations, technological developments and the price of competing coal and alternative fuel supplies including nuclear, natural gas, oil and renewable energy sources, including hydroelectric power. Consumption by the domestic steel industry is primarily affected by the demand for U.S. steel. Massey's sales of metallurgical coal are dependent on the continued financial viability of domestic steel companies and their ability to compete with steel producers abroad.

Massey depends on continued demand from its customers.

     Reduced demand from Massey's largest customers could have an adverse impact on Massey's ability to achieve its projected revenues. When Massey's contracts with its customers reach expiration, there can be no assurance that the customers either will extend or enter into new long-term contracts or, in the absence of long-term contracts, that they will continue to purchase the same amount of coal as they have in the past or on terms, including pricing terms, as favorable as under existing agreements.

Union represented labor creates an increased risk of work stoppages and higher labor costs.

     Eight of Massey's coal processing plants and one of its smaller surface mines have a workforce that is represented by the United Mine Workers of America. In fiscal 2000, these eight processing plants handled approximately 25% of Massey's coal production. There may be an increased risk of strikes and other related work actions, in addition to higher labor costs, associated with these operations. At October 31, 2000, less than 5% of Massey's total workforce was represented by a union. Massey has experienced some union organizing campaigns at some of its open shop facilities within the past five years. If some or all of Massey's current open shop operations were to become union represented, Massey could incur additional risk of work stoppages and higher labor costs.

Transportation disruptions could impair Massey's ability to sell coal.

     Massey's transportation providers are important in order to provide access to markets. Massey's major rail transportation providers, CSX Transportation, Inc. and Norfolk Southern Corporation, have experienced some operational difficulties due to the integration by each of a portion of Conrail's operations. In mid-1999, these providers' delays in service caused Massey to miss some of its shipments. There has been recent improvement by these carriers; however, Massey cannot be assured that these transportation providers will not face continued difficulties. Disruption of transportation services because of such problems or from weather-related problems, strikes, lockouts or other events could temporarily impair Massey's ability to supply coal to customers.


Fluctuations in transportation costs could affect the demand for Massey's coal.

     Transportation costs represent a significant portion of the delivered cost of coal and, as a result, the cost of delivery is a critical factor in a customer's purchasing decision. Increases in transportation costs could make coal a less competitive source of energy. Such increases could have a material adverse effect on Massey's ability to compete with other energy sources and on its business, financial condition and results of operations. On the other hand, significant decreases in transportation costs could result in increased competition from coal producers in other parts of the country. For instance, coal mines in the western United States could become an attractive source of coal to consumers in the eastern part of the country if the costs of transporting coal from the west were significantly reduced.


Foreign currency fluctuations could adversely affect the competitiveness of Massey's coal abroad.

     Massey relies on customers in other countries for a portion of its sales, with shipments to countries in Europe, North America, South America and Asia. Massey competes in these international markets against coal produced in other countries. Coal is sold internationally in U.S. dollars. As a result, mining costs in competing producing countries may be reduced in U.S. dollar terms based on currency exchange rates, providing an advantage to foreign coal producers. Currency fluctuations in producing countries could adversely affect the competitiveness of U.S. coal in international markets.


Coal mining is subject to inherent risks.

     Massey's operations are subject to certain events and conditions which could disrupt operations, including fires and explosions from methane, accidental minewater discharges, natural disasters, equipment failures and maintenance problems, flooding, changes in geologic conditions, failure of reserve estimates to prove correct and inability to acquire mining rights or permits. Massey maintains business interruption insurance and property and general liability insurance policies that provide limited coverage for some, but not all, of these risks. Even where insurance coverage applies, there can be no assurance that these risks would be fully covered by Massey's insurance policies.


Government regulations increase Massey's costs and may discourage customers from buying Massey's coal.

     Numerous governmental permits and approvals are required for coal mining operations. Massey may be required to prepare and present to federal, state and local authorities more extensive data describing the effect or impact that any proposed mining operations may have upon the environment. For example, the West Virginia Division of Environmental Protection is involved in litigation regarding its alleged failure to consider the hydrologic effects of mining operations in issuing mining permits. This suit could lead to additional requirements that Massey and other mining companies assess potential hydrologic risks. These and any other increased requirements may be costly and time-consuming and may delay commencement or continuation of mining operations.

     New legislation and new regulations may be adopted which could materially adversely affect Massey's mining operations, cost structure or its customers' ability to use coal. New legislation and new regulations may also require Massey or its customers to change operations significantly or incur increased costs. The U.S. Environmental Protection Agency (the "EPA") has undertaken broad initiatives aimed at increasing compliance with emissions standards and to provide incentives to customers for decreasing emissions, often by switching to an alternative fuel source.


The Clean Air Act affects Massey's customers and could influence their purchasing decisions.

     The Clean Air Act and corresponding state laws extensively regulate emissions into the air of particulate matter and other substances, including sulfur dioxide, nitrogen oxides and mercury. In order to comply with limitations on emissions, Massey's customers may switch to other fuels or coal from other regions.

     The Clean Air Act affects coal mining operations by requiring utilities that currently are major sources of nitrogen oxides in moderate or higher ozone nonattainment areas to install reasonably available control technology. In July 1997, the EPA adopted new, more stringent National Ambient Air Quality Standards for particulate matter and ozone. The adoption and implementation of these more stringent standards have been challenged in litigation and the outcome of that challenge is uncertain at this time. The specific provisions of these standards could be revised by the EPA.

     In October 1998, the EPA issued its final rule entitled "Finding of Significant Contribution and Rulemaking for Certain States in the Ozone Transport Assessment Group Region for Purposes of Reducing Regional Transport of Ozone" (the NOx SIP Call rule). In the final rule, the EPA found that sources in 22 states and the District of Columbia emit NOx in amounts that significantly contribute to nonattainment of National Ambient Air Quality Standards, or will interfere with maintenance of those standards, in one or more downwind states. The rule requires the 22 upwind states and the District of Columbia to submit state implementation plan revisions to prohibit specified amounts of emissions of oxides of nitrogen (NOx)--one of the precursors to ozone (smog) pollution--for the purpose of reducing NOx and ozone transport across state boundaries in the eastern half of the United States. Although states may choose any mix of pollution reduction measures that will achieve the required reductions, it is widely anticipated that states will target large utility and industrial boilers, which could materially reduce the demand for coal by these users.

     Additionally, the EPA has granted petitions filed by four northeast states under section 126 of the Clean Air Act. The granting of these petitions means that stationary sources located in upwind states--mostly coal-fired utilities--must reduce their emissions of NOx. The deadline for compliance under the section 126 petitions is May 2003.

     The EPA has filed suit against a number of leading electric utilities (including Massey customers) in U.S. District Court, asserting that these utilities must install new emission controls at plants previously "grandfathered" from the more stringent requirements now applicable under the Clean Air Act. The EPA is also pursuing an administrative proceeding against the Tennessee Valley Authority on the same basis. Installation of these controls would require very significant capital investment, and some utilities might choose to switch to non-coal generation rather than make such investment. This could materially decrease the demand for coal.


The passage of legislation responsive to the Framework Convention on Global Climate Change could have an adverse effect on Massey's business.

     The United States and more than 160 other nations are signatories to the 1992 Framework Convention on Global Climate Change ("Kyoto Protocol") which is intended to limit emissions of greenhouse gases, such as carbon dioxide. Although the U.S. Senate has not yet ratified the Kyoto Protocol and no comprehensive regulations controlling greenhouse gas emissions have been issued, efforts to control greenhouse gas emissions could result in reduced use of coal if electric power generators switch to lower carbon sources of fuel.


Massey is subject to the Clean Water Act which imposes monitoring and reporting obligations.

     The federal Clean Water Act affects coal mining operations by imposing restrictions on discharge of pollutants into waters and dredging and filling of wetlands. Regular monitoring, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of permits governing the discharge of pollutants into water.

     On October 20, 1999, the U.S. District Court for the Southern District of West Virginia issued an injunction which prohibits the construction of valley fills over both intermittent and perennial stream segments as part of mining operations. While Massey is not a party to this litigation, virtually all mining operations (including Massey's) utilize valley fills to dispose of excess materials mined during coal production. This decision is now under appeal to the Fourth Circuit Court of Appeals and the district court has issued a stay of its decision pending the outcome of the appeal. If and to the extent that the district court's decision is upheld and legislation is not passed which limits the impact of the decision, all or a portion of Massey's mining operations could be affected.


Deregulation of the electric utility industry could lead to efforts to reduce coal prices.

     Deregulation of the electric utility industry, when implemented, will enable industrial, commercial and residential customers to shop for the lowest cost supply of electricity. This fundamental change in the power industry may result in efforts to reduce coal prices.


Item 2.  Properties

     Operations of Massey and its subsidiaries are conducted in both owned and leased properties totaling approximately 900,000 acres in West Virginia, Kentucky and Virginia. In addition, certain owned or leased properties of Massey and its subsidiaries are leased or subleased to third party tenants. Massey and its subsidiaries currently own or lease the equipment that is utilized in their mining operations. The following table describes the location and general character of the major existing facilities, exclusive of mines, coal preparation plants and their adjoining offices.

Coal Offices:
Richmond, Virginia                  Owned      Massey Corporate Headquarters
Charleston, West Virginia           Leased     Massey Coal Services Headquarters

Coal Reserves

     Massey estimates that, as of October 31, 2000, Massey had total recoverable reserves of approximately 1.9 billion tons of proven and probable reserves. Reserves are coal deposits that could be economically and legally extracted or produced. "Recoverable" reserves means coal that is recoverable using existing equipment and methods under federal and state laws currently in effect. Approximately 1.4 billion tons of Massey's reserves are classified as proven reserves. This means that these deposits have been substantiated by adequate information, including information derived from exploration, current and previous mining operations, outcrop data and knowledge of mining conditions. The remaining 500 million tons of Massey's reserves are classified as probable reserves. These are deposits of coal which are based on information of a more preliminary or limited extent or character, but which are considered likely.

     Reserve estimates are updated annually using geologic data taken from drill holes, adjacent mine workings, outcrop prospect openings and other sources. Coal tonnages are categorized according to coal quality, seam thickness, mineability and location relative to existing mines and infrastructure. In accordance with applicable industry standards, proven reserves are those for which reliable data points are spaced no more than 2,700 feet apart. Probable reserves are those for which reliable data points are spaced 2,700 feet to 7,900 feet apart. Further scrutiny is applied using geological criteria and other factors related to profitable extraction of the coal. These criteria include seam height, roof and floor conditions, yield and marketability.

     The following table provides reserve data by state as of October 31, 2000, as follows:

                                 Tons      % of Total
                              ----------   ----------
                              (millions)

Southern West Virginia......       1,491          78%
Eastern Kentucky............         343          18
Southwestern Virginia.......          55           3
Southeastern Tennessee......          34           1
                              ----------   ----------
Total.......................       1,923         100%
                              ==========   ==========

     When categorized by sulfur content, the reserve breakdown is as follows:

                                                   Tons      % of Total
                                                ----------   ----------
                                                (millions)
Sulfur Content
Compliance sulfur or less.....................         820          43%
Greater than compliance and less than 1%......         466          24
Greater than 1% sulfur and less than 2%.......         587          31
Greater than 2% sulfur........................          50           2
                                                ----------   ----------
Total.........................................       1,923         100%
                                                ==========   ==========

     Massey's reserve holdings include high volatile metallurgical coal reserves. Although these metallurgical coal reserves receive the highest selling price in the current coal market when marketed to steel-making customers, they can also be marketed as an ultra high Btu, low sulfur steam coal for electrical generation. The categorization of Massey's coal reserves as utility/industrial or metallurgical quality is as follows:

                                     Tons       % of Total
                                  ----------    ----------
                                  (millions)
Coal Type
High volatile metallurgical.....         625           33%
Low volatile metallurgical......          98            5
Utility or industrial markets...       1,200           62
                                  ----------    ----------
Total...........................       1,923          100%
                                  ==========    ==========

     As with most coal-producing companies in Central Appalachia, the majority of Massey's coal reserves are controlled pursuant to leases from third party landowners. These leases convey mining rights to the coal producer in exchange for a per ton or percentage of gross sales price royalty payment to the lessor. However, a significant portion of Massey's reserves holdings are owned and require no royalty or per ton payment to other parties. The following table summarizes the portion of Massey reserves controlled by ownership versus lease:

                                    Tons       % of Total
                                 ----------    ----------
                                 (millions)
Method of Reserve Control
Owned reserves..................        321           17%
Leased reserves.................      1,602           83
                                 ----------    ----------
Total...........................      1,923          100%
                                 ==========    ==========


     See Item 1. Business, of this report for additional information regarding the coal operations and properties of Massey.

Item 3.  Legal Proceedings

Big Sandy Dispute

     Sidney Coal Company, Inc. ("Sidney"), a wholly-owned subsidiary of Massey, is the sublessee of Cliffs Mining Company ("Cliffs") under two coal leases from Big Sandy Company, L.P. ("Big Sandy"). The leases cover coal reserves in Pike County, Kentucky, and include active mining areas and reserves for Sidney's Clean Energy and Freedom Energy Mines. Big Sandy claims that Sidney breached the terms of the leases by underpaying certain coal royalties and that Big Sandy has terminated both leases. Sidney and Cliffs deny that Big Sandy was underpaid any royalties and deny that Big Sandy has terminated, or is entitled to terminate, the leases. Big Sandy filed an action in the Fayette Circuit Court, Lexington, Kentucky, seeking a declaration that the leases have been terminated and seeking to recover unpaid royalties in the amount of approximately $100,000 with interest through December 31, 1996, plus additional royalties and interest through the date of judgment. Cliffs successfully sought an order compelling arbitration and the case was heard by a panel of three arbitrators in October 2000. Sidney has continued to mine and pay royalties throughout the controversy based upon its interpretation of the leases. Big Sandy has made no effort to evict Sidney from the property or to compel it to cease mining although Big Sandy obtained an order from the Fayette Circuit Court permitting it to pay the royalties received from Sidney into escrow pending the outcome of the arbitration. Sidney believes that it has paid all royalties in accordance with the terms of the leases and that it has good defenses to the claim that the leases have been terminated. Sidney expects that the arbitrators will render their decision in February, 2001.


Harman Litigation

     Harman Mining Corporation and certain of its affiliates (collectively "Harman") have instituted two civil actions against Massey or its present or former subsidiaries. In June 1998, Harman filed a breach of contract action against Wellmore Coal Corporation ("Wellmore"), a former Massey subsidiary, in Buchanan County, Virginia Circuit Court. Harman claims that Wellmore breached a coal supply agreement, pursuant to which Harman sold coal to Wellmore, by declaring a force majeure event and reducing the amount of coal to be purchased from Harman as a result thereof. Wellmore claimed force majeure when its major customer was forced to close its Pittsburgh coke plant due to regulatory action. In May 2000, in a trial to determine liability only, Harman received a jury verdict that Wellmore breached the contract. The damages phase of the trial was held in August 2000. On August 24, 2000, Harman received a jury verdict against Wellmore assessing $6 million in damages. Massey's subsidiary, Knox Creek Coal Corporation, has assumed the defense of this action under the terms of the stock purchase agreement by which it sold the stock of Wellmore. The adverse determination on liability and damages will be appealed. Massey believes that it has several grounds for reversal on appeal.

     Additionally, Harman and its sole shareholder, Hugh Caperton, filed a separate action against Massey and certain subsidiaries in Boone County, West Virginia Circuit Court, alleging that Massey and its subsidiaries tortiously interfered with Harman's contract with Wellmore and, as a result, caused Harman to go out of business. Massey has filed a notice to remove this action to federal court. The plaintiffs seek unspecified compensatory damages and punitive damages. Massey believes that compensatory damages, if any, are duplicative of any damages that may be awarded in the contract action, and are limited by the same factors as in the contract action. Massey is defending this action vigorously and believes that it has numerous valid defenses to the claims.


Environmental Protection Order

     On June 27, 2000, the West Virginia Division of Environmental Protection issued an administrative order to one of Massey's subsidiaries, Elk Run Coal Company, requiring Elk Run either to suspend operations for three days beginning July 17, 2000 or expend $100,000 on local community improvement projects. The order was based on alleged violations of the surface mining laws relating to dust, and Elk Run appealed the order to the West Virginia Surface Mining Board. On October 25, 2000 the West Virginia Surface Mining Board upheld the order. Elk Run has appealed the Surface Mining Board's order to the Kanawha Circuit Court, Charleston, West Virginia. Elk Run believes that it has good defenses to the alleged violations.


Martin County Impoundment Discharge

     On October 11, 2000, a partial failure of Martin County Coal Corporation's coal refuse impoundment released approximately 230 million gallons of coal slurry into adjacent underground mine workings. The slurry then discharged into two tributary streams of the Big Sandy River in eastern Kentucky. No one was injured in the discharge. Clean up efforts began immediately and are continuing. The States of Kentucky and West Virginia have issued various notices of violation related to the discharge and ordered remedial measures. Fines and penalties, which may not be covered by insurance, have not yet been assessed. The Company has begun informal discussions with various agencies with respect to the resolution of the notices of violation, including potential fines and penalties.

     Several lawsuits have been brought by downstream residents and other individual plaintiffs claiming to be damaged by the spill. These suits assert trespass, property damage, nuisance and other claims, and seek compensatory and punitive damages. Certain of these suits seek to be certified as class action lawsuits. These lawsuits remain in their initial stages.

     Massey recorded a $3.0 million charge in the fourth quarter of 2000 relating to the Martin County slurry spill representing an accrual of $46.5 million in estimated spill-related clean up costs and liabilities, net of $43.5 million in probable insurance recoveries with respect to such clean up costs and liabilities. Approximately $26 million in clean up costs have been incurred through January 25, 2001. Massey has pollution insurance coverage and believes that such insurance will cover clean up costs and third party claims arising out of this event. Massey has not as yet received a formal coverage determination from its insurance carriers.

     As a result of the discharge described above, the Martin County preparation plant is currently idled. It is still uncertain as to when or under what conditions the plant will be able to resume operations.

     At this early stage, it is not possible to accurately predict the full scope of the cleanup costs, related liabilities or insurance recoveries and, therefore, no assurance can be given at this time that the Martin County discharge will not have material adverse impact on Massey's business.

Other Legal Proceedings

     Fluor Daniel, a division of Fluor Enterprises, Inc., a former subsidiary of the Company, is a party to dispute resolution with Anaconda Nickel in connection with the Murrin Murrin Nickel Cobalt project located in Western Australia. Anaconda contends that it is entitled to damages of $500,000,000, the majority of which is alleged consequential damages. Prior to the Spin-Off, the Company had guaranteed such subsidiary's obligations under the subsidiary's construction agreement with Anaconda. Pursuant to an agreement between the Company and New Fluor, New Fluor has assumed all liability and costs arising in connection with this litigation.

     In addition, Massey and its subsidiaries, incident to their normal business activities, are parties to a number of other legal proceedings and other matters in various stages of development. While Massey cannot predict the outcome of these proceedings, in the opinion of Massey and based on reports of counsel, any liability arising from these matters individually and in the aggregate should not have a material adverse effect upon the consolidated financial position, cash flows or results of operations of Massey. The Company also is party to numerous lawsuits and other legal proceedings related to the non-coal businesses previously conducted by the Company but now conducted by New Fluor. Under the terms of the Distribution Agreement entered into by the Company and New Fluor as of November 30, 2000, in connection with the Spin-Off of New Fluor by the Company, New Fluor has agreed to indemnify the Company with respect to all such legal proceedings and has assumed their defense.


Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders of the Company through a solicitation of proxies or otherwise during the fourth quarter of the Company's fiscal year ended October 31, 2000. However, on November 1, 2000, Fluor issued a Proxy Statement notifying its shareholders of a special meeting on November 30, 2000, to vote on a reverse spin-off under which the Company would be separated into: (1) the spun-off corporation, New Fluor, which would own all of Fluor's existing businesses except for the coal-related business conducted by A.T. Massey, and (2) Fluor, subsequently renamed Massey Energy Company, which owns the coal-related business. On November 30, 2000, the shareholders approved the reverse spin-off by a vote of 60,487,215 to 434,352 with 399,715 shares abstaining, and the reverse spin-off was consummated on the same day.

     The current executive officers of Massey are:

     Don L. Blankenship, Age 50

     Mr. Blankenship has been a Director since 1996 and the Chairman, President and Chief Executive Officer of Massey since November 30, 2000. He has been Chairman, President and Chief Executive Officer of A.T. Massey Coal Company, Inc.(1) since 1992. He was formerly the President and Chief Operating Officer of A.T. Massey from 1990 and President of Massey Coal Services, Inc.(2) from 1989. He joined Rawls Sales & Processing Co.(3) in 1982. He is also Director of the National Mining Association, the Governor's Mission West Virginia Board and the Norfolk Southern Advisory Board.

     Bennett K. Hatfield, Age 44

     Mr. Hatfield has been Executive Vice President and Chief Operating Officer of Massey since November 30, 2000. He also has been Executive Vice President and Chief Operating Office of A.T. Massey since June 1998. Mr. Hatfield was formerly Senior Vice President and Chief Administrative Officer of A.T. Massey from December 1997 to May 1998, Vice President--Planning of A.T. Massey from November 1994 to November 1997, and Executive Vice President and Chief Coordinating Officer, NS Region of Massey Coal Services, Inc. from 1991. Mr. Hatfield joined A.T. Massey in 1979.

     H. Drexel Short, Age 44

     Mr. Short has been Senior Vice President, Group Operations of Massey since November 30, 2000. He also has been Senior Vice President, Group Operations of A.T. Massey since May 1995. Mr. Short was formerly Chairman of the Board and Chief Coordinating Officer of Massey Coal Services from April 1991 to April 1995. Mr. Short joined A.T. Massey in 1981.

     Roger L. Nicholson, Age 40

     Mr. Nicholson has been Vice President, Secretary and General Counsel of Massey since November 30, 2000. He also has been Vice President and General Counsel of A.T. Massey since February 2000. Mr. Nicholson joined A.T. Massey in 1995 as Assistant General Counsel. Prior to joining A.T. Massey, Mr. Nicholson was associated with the law firm of Robinson & McElwee in Lexington, Kentucky. Prior to that, Mr.

Nicholson served as chief real estate counsel for Arch Mineral Corporation and as vice president, secretary and general counsel of its land-holding subsidiary, Ark Land Company.

     Jeffrey M. Jarosinski, Age 40

     Mr. Jarosinski has been Vice President, Finance and Chief Financial Officer of Massey since November 30, 2000. He also has been Vice President, Finance and Chief Financial Officer of A.T. Massey since September 1998. Mr. Jarosinski was formerly Vice President, Taxation of A.T. Massey from 1997 to August 1998 and Assistant Vice President, Taxation of A.T. Massey from 1993 to 1997. Mr. Jarosinski joined A.T. Massey in 1988. Prior to joining A.T. Massey, Mr. Jarosinski held various positions in accounting, most recently as Manager at Womack, Burke & Associates, CPAs in Richmond, Virginia.

     Baxter F. Phillips, Jr., Age 54

     Mr. Phillips has been Vice President and Treasurer of Massey since November 30, 2000. He also has been Vice President and Treasurer of A.T. Massey since October 2000. Mr. Phillips joined A.T. Massey in 1981 and has served in various capacities with A.T. Massey, including Corporate Treasurer, Manager of Export Sales, Corporate Human Resources Manager, Vice President of Benefits and Vice President, Purchasing and Administration. Prior to joining A.T. Massey, Mr. Phillips held various positions in banking and investments.

     Madeleine M. Curle, Age 41

     Ms. Curle has been Vice President, Human Resources of Massey since November 30, 2000. She also has been Vice President, Human Resources of A.T. Massey since May 2000. Ms. Curle was formerly Vice President, Benefits from December 1995 to April 2000, Assistant Vice President, Benefits Planning and Administration from May 1995 to November 1995, and Director, Medical and Retirement Programs from January 1995 to April 1995. Ms. Curle joined A.T. Massey in October 1993. Prior to joining A.T. Massey, Ms. Curle served as an employee benefits consultant at Foster Higgins, a national consulting firm (recently merged with William M. Mercer, Inc.).

(1) A.T. Massey Coal Company, Inc., or A.T. Massey, is a wholly-owned subsidiary of Massey Energy Company.

(2) Massey Coal Services, Inc. is a wholly-owned subsidiary of Massey Coal Sales Company, Inc., a wholly-owned subsidiary of A.T. Massey.

(3)  Rawl Sales & Processing Co. is a wholly-owned subsidiary of A.T. Massey.


                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's stock is currently listed on the New York Stock Exchange, the Chicago Stock Exchange, Inc. and the Pacific Exchange, Inc. The Company has voluntarily applied for delisting of its stock from the Chicago Stock Exchange, Inc. and the Pacific Exchange, Inc. and such delisting is in progress. The Company's Common Stock trading symbol is MEE.

     At December 31, 2000, there were 73,496,939 shares outstanding and approximately 8,031 shareholders of record of Massey's common stock.

     As discussed above, on November 30, 2000, Fluor completed the spin-off of New Fluor, which is conducting all of the businesses previously conducted by Fluor, other than the coal business. New Fluor is treated as the accounting successor of Fluor. As a result, information regarding dividends previously paid by, or prices paid for the common stock of, Fluor is not indicative of the past or future performance of Massey and has not been included.

The dividends paid and the stock prices of Fluor stock for the past two years can be found in Fluor's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

Transfer Agent and Registrar

     Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.) acts as transfer agent and registrar for the Massey Common Stock.


Item 6.  Selected Financial Data.

SELECTED FINANCIAL DATA (3)


                                                                           For the Year Ended October 31,
                                                             2000          1999          1998         1997          1996
                                                             ----          ----          ----         ----          ----
                                                                   (in millions, except per share, per ton and
                                                                           number of employees amounts)
                                                                                   (unaudited)
COMBINED STATEMENT OF EARNINGS DATA:
       Net Sales.................................    $     1,081.0   $     1,076.1   $     1,121.1   $    1,077.9   $       957.8
       Other Revenue.............................             59.6            38.4            32.8           31.9            18.0
       Income from Operations....................             96.9           139.4           170.1          154.8           134.5
       Net Earnings..............................             78.8           103.4           128.3          119.0           107.6
       Pro forma earnings per share (1)..........
          Basic and diluted (unaudited)..........             1.07            1.40            1.74           1.61            1.46


COMBINED BALANCE SHEET DATA:
       Working capital (deficit).................    $       109.1   $        43.9   $         4.0   $      (2.4)   $       (5.3)
       Total assets..............................          2,161.1         1,980.0         1,836.9        1,641.6         1,398.9
       Shareholder's equity......................          1,374.6         1,277.4         1,181.2        1,054.8           905.2

OTHER DATA:
       EBIT......................................    $        96.9   $       139.4   $       170.1   $      154.8   $       134.5
       EBITDA (2)................................            268.2           306.9           320.6          286.1           239.9
       Tons Sold.................................             40.2            37.9            37.6           35.6            31.1
       Tons Produced.............................             41.5            38.4            38.0           36.6            31.2
       Average cost per ton......................    $       20.82   $       20.39   $       21.36   $      22.47   $       22.99
       Average sales price per ton...............            26.89           28.40           29.83          30.24           30.81
       Capital expenditures......................    $       204.8   $       230.0   $       307.9   $      305.2   $       225.7
       Number of employees.......................            3,610           3,190           3,094          2,968           2,809

(1) Shares used to calculate basic pro forma earnings per share is based on the number of shares expected to be outstanding at the date of the Spin-Off (assumed to be equal to the 75,743,345 shares of Fluor Corporation common stock outstanding on October 31, 2000 less 1.85 million shares of common stock acquired upon the settlement of its forward purchase contract). Shares used to calculate diluted earnings per share is based on the number of shares expected to be issued in connection with the Spin-Off and the dilutive effect of stock options and other stock-based instruments of Fluor Corporation, held by Massey employees, that were converted to equivalent instruments in Massey Energy Company in connection with the Spin-Off.

(2) EBITDA is defined as earnings before deducting net interest expense (interest expense less interest income), income taxes and depreciation, depletion and amortization. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, management believes that it is useful to an investor in evaluating Massey because it is widely used in the coal industry as a measure to evaluate a company's operating performance before debt expense and its cash flow. EBITDA does not purport to represent cash generated by operating activities and should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles. In addition, because EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(3) This selected Financial Data may not necessarily be indicative of the results of operations, financial position and cash flows of Massey in the future or had it operated as a separate independent company during the periods presented. The Selected Financial Data do not reflect any changes that have or may occur in the financing and operations of Massey Energy as a result of the Spin-Off.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

2000 Compared with 1999

     Net sales have remained essentially unchanged in 2000 compared with 1999. Net sales were $1,081.0 million in 2000 compared with $1,076.0 million for 1999. Three factors that impacted revenues during 2000 were:

     . The volume of steam coal sold increased by 14 percent in 2000 compared to 1999.

     . The volume of the higher priced metallurgical coal declined by 6 percent in 2000 compared to 1999.

     . The average realized prices for both steam and metallurgical coal declined by 5 percent in 2000 compared with 1999.

     The metallurgical coal market continued to be adversely affected by a weak coal export market and the slow recovery of the domestic steel market. Demand was weak for United States coal exported to foreign markets as the U.S. dollar remained strong. The market for steam coal continued to be adversely impacted by two factors: (1) mild weather and (2) competition from western coals, which increased its penetration of traditional eastern coal market areas.

     Other revenue, which consists of royalties, rentals, miscellaneous income and gains on the sale of non-strategic assets, increased 55 percent to $59.6 million for 2000 compared with $38.4 million for 1999. The increase was primarily due to an increase in income from dispositions of non-strategic mineral reserves which generated $26.5 million in 2000 compared with $10.2 million in 1999. As part of its management of coal reserves, Massey regularly sells non-strategic reserves or exchanges them for reserves located in more synergistic locations.

     Cost of sales increased 8 percent to $837.1 million for 2000 from $774.8 million in 1999. This was primarily due to the increase in tons sold by 6 percent from 37.9 million tons in 1999 to 40.2 million tons in 2000. Cost of sales for 2000 includes a $15.0 million credit related to refunds of black lung excise taxes paid on coal export sales tonnage. The payment of black lung excise taxes on exported coal was determined to be unconstitutional by a 1998 federal district court decision. During 2000, the Internal Revenue Service issued procedures for obtaining refunds related to such excise taxes. Cost of sales also included charges of $9 million related to a geological impairment related to the longwall development at the Upper Cedar Grove mine and a $3 million charge related to a slurry spill from the impoundment breach at Martin County Coal Corporation. Cost of sales on a per ton of coal sold basis, excluding the aforementioned items, increased by approximately 2 percent in 2000 compared with 1999 as operational problems and adverse geologic conditions encountered during the third and fourth quarters of 2000 more than offset cost reductions that had been achieved in the first two quarters of 2000.

     Depreciation, depletion and amortization slightly increased to $171.3 million for 2000 from $167.6 million in 1999. The increase of $3.7 million was primarily due to capital expenditures made in recent years.

     Selling, general and administrative expenses increased 8 percent to $35.4 million for 2000 compared with $32.7 million for 1999, due in part to a $5.8 million bad debt expense associated with the bankruptcy of a major steel industry customer offset some by a reduction in accruals related to long-term executive compensation plans.

     Interest income increased to $25.7 million for 2000 compared with $14.4 million for 1999. This increase of $11.3 million was primarily due to the additional interest income of $5.3 million related to the black lung excise tax refunds discussed above and a general increase in the floating interest rate on a note receivable from Fluor Corporation.

     Income taxes decreased 13 percent to $43.4 million for 2000 compared with $49.6 million in 1999. The decrease primarily reflects the decreased earnings in 2000 compared with 1999, partially offset by a rise in the effective tax rate to
35.5 percent for 2000 compared with 32.4 percent for 1999.

1999 Compared with 1998

     Net sales for 1999 decreased 4 percent to $1,076.1 million from $1,121.1 million for 1998. Sales decreased $45.0 million in 1999 compared with 1998 primarily due to the combination of a reduction in volume of the higher priced metallurgical coal and a decline in prices. Metallurgical coal volume decreased nearly 18 percent during 1999 compared with 1998. This decrease was more than offset by an increase in lower priced steam coal volume. Also contributing to the decline in coal revenues were lower realized prices for both steam and metallurgical coal. Steam coal prices declined 4 percent while metallurgical coal prices declined 2 percent. The metallurgical coal market was adversely affected by steel imports from outside the United States and a weak U.S. coal export market. The imports reduced demand for steel produced in the U.S. and thereby reduced U.S. demand for metallurgical coal, which is used in steel production. Demand was weak for U.S. coal exported to foreign markets as the U.S. dollar was strong and the Asian economies slowly recover from their financial crises. Additionally, the market for steam coal continued to be impacted by two factors: (1) a mild winter in 1998 and (2) competition from western coals, which have continued to penetrate the traditional eastern coal market areas.

     Other revenue, which consists of royalties, rentals, miscellaneous income and gains on the sale of non-strategic assets, increased 17 percent to $38.4 million for 1999 compared with $32.8 million for 1998. The increase of $5.6 million was primarily due to an increase in rebates received from railroads.

     Cost of sales decreased 4 percent to $774.8 million for 1999 from $805.8 million in 1998 as a result of lower production costs. Cost reductions were achieved which lowered the cost per ton of coal sold during the period by 5 percent from $21.36 per ton in 1998 to $20.39 in 1999. Massey continues to focus on reducing mining production costs through expansion of its surface mining capabilities and utilization of longwall mining.

     Depreciation, depletion and amortization increased 11 percent to $167.6 million for 1999 from $150.5 million in 1998. The increase of $17.1 million was primarily due to the start-up of Appalachian Synfuel; LLC's synthetic fuel plant and the development of a new surface mine and a new longwall mine.

     Selling, general and administrative expenses increased 19 percent to $32.7 million for 1999 compared with $27.6 million for 1998 as a result of a long-term retention agreement negotiated with Massey's Chief Executive Officer.

     Interest income decreased to $14.4 million for 1999 compared with $16.1 million for 1998. This decrease of $1.7 million was primarily due to a lower outstanding balance on the note receivable from Fluor caused by capital spending exceeding cash generated from operations.

     Income taxes decreased 14 percent to $49.6 million for 1999 compared with $57.4 million in 1998. The $7.8 million decrease reflects decreased earnings in 1999 compared with 1998. The effective tax rate was 32.4 percent for 1999 compared with 30.9 percent for 1998.

Liquidity and Capital Resources

     Massey's cash and cash equivalents were $6.9 million at October 31, 2000. The cash flow provided by operating activities was $285.5 million in 1998 and $236.5 million in 1999 and $154.3 million in 2000. Cash provided by operating activities reflects net earnings adjusted for non-cash charges and changes in working capital requirements. Net cash used in investing activities was $282.3 million in 1998, $223.6 million in 1999 and $173.4 million in 2000. The cash used in investing activities reflects expenditures for replacement of mining equipment, the expansion of mining capacity and projects to improve the efficiency of mining operations. Financing activities primarily reflect changes in the note receivable from Fluor.

     Immediately subsequent to the Spin-Off, Massey had $578.5 million in debt. Fluor's previously-issued $300 million of 6.95% Senior Notes due March 1, 2007 remained an obligation of Massey following the Spin-Off. In addition, Massey has a commercial paper program that provides up to $400 million of operating liquidity. Massey has $150 million 364-day and $250 million 3-year revolving credit facilities that serve to provide liquidity backstop to Massey's commercial paper program and are also available to meet the Company's ongoing liquidity needs. As of the Spin-Off, Massey's commercial paper borrowings were $278.5 million.

     Massey generally has satisfied its working capital requirements and funded its capital expenditures from cash generated from operations. Massey believes that cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments and anticipated dividend payments for at least the next several years. Nevertheless, the ability of Massey to satisfy its debt service obligations, to fund planned capital expenditures or pay dividends will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond Massey's control. Massey frequently evaluates potential acquisitions. In the past, Massey has funded acquisitions primarily with cash generated from operations, but Massey may consider a variety of other sources, depending on the size of any transaction, including debt or equity financing. There can be no assurance that such additional capital resources will be available to Massey on terms which Massey finds acceptable, or at all.

Inflation

     Inflation in the United States has been relatively low in recent years and did not have a material impact on Massey's results of operations for the years presented.

New Accounting Standards

     Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

     In June 1999, FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000. Massey will adopt SFAS No. 133 in the first fiscal quarter of 2001. Massey believes that the adoption of SFAS No. 133 will not have a significant impact on Massey's financial position, results of operations or liquidity, however, the FASB continues to finalize and release interpretive guidance and, therefore, no assurance can be given that any new interpretive guidance, if contrary to Massey's current interpretation of SFAS No. 133, will not have significant impact on Massey.


Item 7A.  Quantitative and Qualitative Discussions about Market Risk

     Massey's interest expense is sensitive to changes in the general level of interest rates in the United States. At December 31, 2000, Massey had outstanding $300 million aggregate principal amount of debt under fixed-rate instruments and $275.1 million aggregate principal amount of debt under variable-rate instruments. Massey's primary exposure to market risk for changes in interest rates relates to its commercial paper program. At December 31, 2000, Massey has an aggregate of $275.1 million in commercial paper outstanding. Massey's commercial paper bore interest at an average rate of 7.79% at December 31, 2000. Based on the commercial paper balance outstanding at December 31, 2000, a 100 basis point increase in the average issuance rate for Massey's commercial paper would increase Massey's annual interest expense by approximately $2.8 million. The fair value of Massey's financial instruments is set forth in Note 4 of the Notes to Consolidated Financial Statements.

     Almost all of Massey's transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

     Massey has not engaged in any interest rate, foreign currency exchange-rate or commodity price hedging transactions.


Item 8.  Financial Statements and Supplementary Data



                         REPORT OF INDEPENDENT AUDITORS

To the Shareholder of Massey Energy Company

     We have audited the accompanying combined balance sheets of Massey Energy Company (see Note 1) as of October 31, 2000 and 1999, and the related combined statements of earnings, cash flows, and shareholder's equity for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Massey Energy Company at October 31, 2000 and 1999, and the combined results of its operations and its cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                               /s/ ERNST & YOUNG LLP


Richmond, Virginia
January 11, 2001

                              MASSEY ENERGY COMPANY

                         COMBINED STATEMENTS OF EARNINGS
                    (In Thousands, Except Per Share Amounts)


                                                         Year Ended October 31,
                                              -----------------------------------------
                                                 2000           1999           1998
                                              -----------    -----------    -----------
                                                (in thousand, except per share amount)
Net sales..................................   $ 1,081,027    $ 1,076,059    $ 1,121,136
Other revenue .............................        59,645         38,393         32,818
                                              -----------    -----------    -----------
             Total revenue ................     1,140,672      1,114,452      1,153,954
                                              -----------    -----------    -----------
Costs and expenses
        Cost of sales .....................       837,072        774,820        805,771
        Depreciation, depletion and
          amortization ....................       171,336        167,558        150,459
        Selling, general and
          administrative ..................        35,364         32,696         27,584
                                              -----------    -----------    -----------
             Total costs and expenses .....     1,043,772        975,074        983,814
                                              -----------    -----------    -----------

Income from operations ....................        96,900        139,378        170,140
Interest income ...........................        25,661         14,426         16,073
Interest expense ..........................          (347)          (803)          (514)
                                              -----------    -----------    -----------

Earnings before taxes .....................       122,214        153,001        185,699
Income tax expense ........................        43,410         49,561         57,403
                                              -----------    -----------    -----------

             Net earnings .................   $    78,804    $   103,440    $   128,296
                                              ===========    ===========    ===========
Pro forma earnings per share (unaudited)
        Basic .............................   $      1.07    $      1.40    $      1.74
                                              ===========    ===========    ===========
        Diluted ...........................   $      1.07    $      1.40    $      1.74
                                              ===========    ===========    ===========
Shares used to calculate pro forma earnings
   per share
        Basic .............................        73,893         73,893         73,893
                                                   ======         ======         ======
        Diluted ...........................        73,893         73,900         73,900
                                                   ======         ======         ======


                   See Notes to Combined Financial Statements.

                              MASSEY ENERGY COMPANY

                             COMBINED BALANCE SHEETS
                            (In Thousands of Dollars)


                                                                    At October 31,
                                                              ------------------------
                                                                 2000         1999
                                                              ----------    ----------
                        ASSETS
--------------------------------------------------------
Current Assets
        Cash and cash equivalents.......................      $    6,929    $    8,051
        Trade and other accounts receivable.............         215,574       141,480
        Inventories.....................................         104,132        91,723
        Deferred taxes..................................           8,398         8,666
        Prepaid expenses and other......................          48,966        36,724
                                                              ----------    ----------

             Total current assets.......................         383,999       286,644
Net Property, Plant and Equipment.......................       1,559,426     1,508,728
Other Noncurrent Assets
        Pension assets..................................          67,740        55,908
        Other...........................................         149,965       128,717
                                                              ----------    ----------
             Total other noncurrent assets..............         217,705       184,625
                                                              ----------    ----------

             Total assets...............................      $2,161,130    $1,979,997
                                                              ==========    ==========

             LIABILITIES AND SHAREHOLDER'S EQUITY
--------------------------------------------------------
Current Liabilities
        Accounts payable, principally trade.............       $ 120,891    $  109,826
        Notes payable and bank overdrafts...............          32,566        50,360
        Payroll and employee benefits...................          30,784        29,115
        Income taxes payable............................          12,222        10,025
        Other current liabilities.......................          78,420        43,393
                                                              ----------    ----------

             Total current liabilities..................         274,883       242,719
Noncurrent Liabilities
        Deferred taxes..................................         254,022       226,062
        Other...........................................         257,607       233,823
                                                              ----------    ----------

             Total noncurrent liabilities...............         511,629       459,885
Shareholder's Equity
        Net investment by Fluor Corporation.............       1,653,682     1,557,809
        Due from Fluor Corporation......................        (279,064)     (280,416)
                                                              ----------    ----------
             Total shareholder's equity.................       1,374,618     1,277,393
                                                              ----------    ----------

             Total liabilities and shareholder's equity.      $2,161,130    $1,979,997
                                                              ==========    ==========


                   See Notes to Combined Financial Statements.

                              MASSEY ENERGY COMPANY

                        COMBINED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)


                                                                        Year Ended October 31,
                                                                  -----------------------------------
                                                                    2000         1999          1998
                                                                  ---------    ---------    ---------
Cash Flows From Operating Activities
Net earnings ..................................................   $  78,804    $ 103,440    $ 128,296
Adjustments to reconcile net earnings to cash provided by
   operating activities:
     Depreciation, depletion and amortization .................     171,336      167,558      150,459
     Deferred taxes ...........................................      28,228       42,409       32,683
     Gain on disposal of assets ...............................     (26,330)      (8,982)      (4,555)
     Changes in operating assets and liabilities
         (Increase) decrease in accounts receivable ...........     (42,801)      (6,653)       7,941
         (Increase) decrease in inventories ...................     (12,349)     (20,089)       1,858
         Increase in prepaid expenses and other current
           assets .............................................     (13,983)      (7,578)     (10,374)
         Increase in pension and other assets .................     (30,013)     (36,733)     (23,841)
         Increase (decrease) in accounts payable and
           bank overdrafts ....................................      (6,729)      19,850       (4,588)
         Increase (decrease) in accrued income taxes ..........       2,197      (11,340)       1,722
         Increase (decrease) in other accrued liabilities .....      (5,204)     (10,007)       3,035
         Increase in other non-current liabilities ............      11,135        4,609        2,873
                                                                  ---------    ---------    ---------
              Cash provided by operating activities ...........     154,291      236,484      285,509
                                                                  ---------    ---------    ---------
Cash Flows From Investing Activities
     Capital expenditures .....................................    (204,835)    (230,001)    (307,898)
     Proceeds from sale of assets .............................      31,468        6,437       25,549
                                                                  ---------    ---------    ---------
              Cash utilized by investing activities ...........    (173,367)    (223,564)    (282,349)
                                                                  ---------    ---------    ---------
Cash Flows From Financing Activities
     Decrease (increase) in amount due from Fluor
       Corporation ............................................       1,352      (15,012)     (14,238)
     Equity contributions from Fluor Corporation ..............      17,069        7,739       12,335
     Other, net ...............................................        (467)      (1,247)      (1,189)
                                                                  ---------    ---------    ---------
              Cash provided (utilized) by financing
                activities ....................................      17,954       (8,520)      (3,092)
                                                                  ---------    ---------    ---------
(Decrease) increase in cash and cash equivalents ..............      (1,122)       4,400           68
Cash and cash equivalents at beginning of period ..............       8,051        3,651        3,583
                                                                  ---------    ---------    ---------
Cash and cash equivalents at end of period ....................       6,929    $   8,051    $   3,651
                                                                  =========    =========    =========
Supplemental disclosure of cash flow information
     Cash paid during the fiscal year for income taxes ........   $  12,834    $  18,492    $  21,736
                                                                  =========    =========    =========

                   See Notes to Combined Financial Statements.

                              MASSEY ENERGY COMPANY

                   COMBINED STATEMENTS OF SHAREHOLDER'S EQUITY
                            (In Thousands of Dollars)


                                                                 Net
                                                                 ---
                                                             Investment        Due From            Total
                                                             ----------        --------            -----
                                                              by Fluor     Fluor Corporation    Shareholder's
                                                              --------     -----------------    -------------
                                                             Corporation                           Equity
                                                             -----------                           ------
   Balance at October 31, 1997........................       $ 1,305,999       $   (251,166)      $ 1,054,833
   Net earnings.......................................           128,296                              128,296
   Capital contributions..............................            12,335                               12,335
   Net change in amount due from Fluor Corporation....                              (14,238)          (14,238)
                                                             -----------       ------------       -----------
   Balance at October 31, 1998........................         1,446,630           (265,404)        1,181,226
   Net earnings.......................................           103,440                              103,440
   Capital contributions..............................             7,739                                7,739
   Net change in amount due from Fluor Corporation....                              (15,012)          (15,012)
                                                             -----------       ------------       -----------
   Balance at October 31, 1999........................         1,557,809           (280,416)        1,277,393
   Net earnings ......................................            78,804                               78,804
   Capital contributions .............................            17,069                               17,069
   Net change in amount due from Fluor Corporation....                                1,352             1,352
                                                             -----------       ------------       -----------
   Balance at October 31, 2000........................       $ 1,653,682       $   (279,064)      $ 1,374,618
                                                             ===========       ============       ===========

                   See Notes to Combined Financial Statements.

                              MASSEY ENERGY COMPANY

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. Major Accounting Policies

Basis of Presentation

     The accompanying combined financial statements of Massey Energy Company ("Massey" or the "Company") includes the accounts of A. T. Massey Coal Company, Inc. ("A. T. Massey") and its subsidiaries, and Appalachian Synfuel LLC ("Appalachian"). Until the spin-off transaction on November 30, 2000 (See Note
9)(the "Spin-Off"), A. T. Massey and Appalachian were 100% controlled by Fluor Corporation (Fluor). All significant intercompany transactions and accounts have been eliminated.

     These Combined Financial Statements may not necessarily be indicative of the results of operations, financial position and cash flows of Massey in the future or had it operated as a separate independent company during the periods presented. The Combined Financial Statements do not reflect any changes that occurred in the financing and operations of Massey as a result of the Spin-Off.

Use of Estimates

     The preparation of the financial statements of the Company in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

Cash and Cash Equivalents

     Securities with maturities of 90 days or less at the date of purchase are classified as cash equivalents.

Revenue Recognition

     Coal sales are generally recognized when coal is loaded onto transportation vehicles for shipment to customers. For domestic sales, this generally occurs when coal is loaded at the mine or at off-site storage locations. For export sales, this generally occurs when coal is loaded onto marine vessels at terminal locations.

     Other revenue generally consists of royalties, rentals, miscellaneous income and gains on the sale of non-strategic assets. For the years ended October 31, 2000, 1999 and 1998, the Company recorded gains on the sale of non-strategic reserves of $26.5 million, $10.2 million and $7.2 million, respectively.

Property, Plant and Equipment

     Property, plant and equipment is carried at cost and comprises:


                                                                              At October 31,
                                                                         ------------------------
                                                                            2000          1999
                                                                         ----------    ----------
                                                                             (in thousands)
        Land, buildings and equipment..............................      $1,561,122    $1,479,784
        Mining properties and mineral rights.......................         582,512       566,492
        Mine development...........................................         373,418       292,473
                                                                         ----------    ----------
        Total property, plant and equipment                               2,517,052     2,338,749
        Less accumulated depreciation, depletion and amortization..        (957,626)     (830,021)
                                                                         ----------    ----------
             Net property, plant and equipment.....................      $1,559,426    $1,508,728
                                                                         ==========    ==========

     Expenditures which extend the useful lives of existing building and equipment are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Coal exploration costs are expensed as incurred. Development costs applicable to the opening of new coal mines and certain mine expansion projects are capitalized. When properties are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is credited or charged to income.

     Depreciation of buildings and equipment is calculated on the straight-line method over their estimated useful lives, generally ranging from 3 to 50 years. Depletion of mining properties and mineral rights and amortization of mine development costs are computed using the units-of-production method over the estimated recoverable tons.

Reclamation

     The Company accrues for post-mining reclamation costs, as coal is mined, on a unit of production basis over the estimated recoverable tons. Accrued reclamation costs are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements. Reclamation of disturbed acreage is performed as a normal part of the mining process.

Impairment of Long-Lived Assets

     Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The carrying value of the assets is then reduced to their estimated fair value which is usually measured based on an estimate of future discounted cash flows.

     During the fourth quarter of 2000, due to poor and unsafe mining conditions, the Company abandoned certain longwall mining equipment and related longwall panel development costs. This resulted in a write-off of approximately $9 million which is included in cost of sales.

Advance Mining Royalties

     Leases which require minimum annual or advance payments and are recoverable from future production are generally deferred and charged to expense as the coal is subsequently produced. At October 31, 2000 and 1999, advance mining royalties included in other noncurrent assets totaled $27.5 million and $21.6 million, respectively.

Black Lung Benefits

     Coal mining subsidiaries are obligated to pay coal workers' pneumoconiosis (black lung) benefits to eligible recipients with respect to claims awarded on or after July 1, 1973. Charges are being made to operations as determined by independent actuaries.

Income Taxes

     Income tax expense was calculated as if Massey filed separate tax returns. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Pro Forma Earnings per Share (unaudited)

     Shares used to calculate basic pro forma earnings per share is based on the number of shares expected to be outstanding at the date of the Spin-Off (assumed to be equal to the 75,743,345 shares of Fluor Corporation common stock outstanding on October 31, 2000 less 1.85 million shares of common stock acquired upon the settlement of its forward purchase contract). Shares used to calculate diluted earnings per share is based on the number of shares expected to be issued in connection with the Spin-Off and the dilutive effect of stock options and other stock-based instruments of Fluor Corporation, held by Massey employees, that were converted to equivalent instruments in Massey Energy Company in connection with the Spin-Off.

Inventories

     Purchased coal inventories are stated at the lower of cost, computed on the first-in, first-out method, or market value. Produced coal and supplies generally are stated at the lower of average cost or net realizable value.

Inventories are comprised of:

                     At October 31,
                     2000      1999
                   --------   -------
                     (in thousands)

       Coal....    $ 82,636   $72,070
       Other...      21,496    19,653
                   --------   -------
                   $104,132   $91,723
                   ========   =======

Internal Use Software

     Effective for fiscal year 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use." The statement requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee payroll and payroll-related costs. All costs capitalized are amortized using the straight-line method over the estimated useful life not to exceed 7 years. Prior to the adoption of SOP 98-1, the Company capitalized only purchased software which was ready for service; all other costs were expensed as incurred. The adoption of this statement did not have a material effect on the Company's financial statements.

Concentrations of Credit Risk and Major Customers

     A. T. Massey is engaged in the production of high-quality low sulfur steam coal for the electric generating industry, as well as industrial customers and metallurgical coal for the steel industry. Steam coal sales accounted for approximately 60%, 55%, and 46% of combined net sales during 2000, 1999, and 1998, respectively. Metallurgical coal sales accounted for approximately 40%, 45% and 54% of combined net sales during 2000, 1999 and 1998, respectively.

     A. T. Massey's mining operations are conducted in eastern Kentucky, West Virginia, Virginia and Tennessee and the coal is marketed primarily in the United States.

     For the years ended October 31, 2000, 1999, and 1998, approximately 14%, 12% and 13%, respectively, of combined net sales were made to one utility customer, Duke Energy. At October 31, 2000, approximately 40% and 51% of combined trade receivables represent amounts due from utility customers and steel-producing customers, respectively, compared with 49% and 42%, respectively, as of October 31, 1999 and 37% and 49%, respectively, as of October 31, 1998. Credit is extended based on an evaluation of the customer's financial condition and generally collateral is not required.

Derivatives

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts,

(collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

     In June 1999, FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000. Massey will adopt SFAS No. 133 in the first fiscal quarter of 2001. Massey believes that the adoption of SFAS No. 133 will not have a significant impact on Massey's financial position, results of operations or liquidity, however, the FASB continues to finalize and release interpretive guidance and, therefore, no assurance can be given that any new interpretive guidance, if contrary to Massey's current interpretation of SFAS No. 133, will not have significant impact on Massey.


Stock Plans

     The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for Fluor stock options granted to Massey employees is measured as the excess, if any, of the quoted market price of Fluor stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded based on the quoted market price of Fluor's stock at the end of the period.

2.   Income Taxes

     Income tax expense (benefit) included in the Combined Statement of Earnings is as follows:


                                                     Year Ended October 31,
                                                  ----------------------------
                                                   2000       1999      1998
                                                  -------    -------   -------
                                                         (in thousands)
        Current:
             Federal........................      $13,735     $9,048   $22,518
             State and local................        1,447     (1,896)    2,202
                                                  -------    -------   -------
                  Total current.............       15,182      7,152    24,720
                                                  -------    -------   -------
        Deferred:
             Federal........................       24,719     36,912    29,751
             State and local................        3,509      5,497     2,932
                                                  -------    -------   -------
                  Total deferred............       28,228     42,409    32,683
                                                  -------    -------   -------
                  Total income tax expense.       $43,410    $49,561   $57,403
                                                  =======    =======   =======

     A reconciliation of U.S. statutory federal income tax expense to the Company's income tax expense on earnings is as follows:


                                                             Year Ended October 31,
                                                          -----------------------------
                                                           2000       1999       1998
                                                          -------    -------    -------
                                                                 (in thousands)
        U.S. statutory federal tax expense..........      $42,775    $53,550    $64,995
        Increase (decrease) in taxes resulting from:
             State taxes............................        3,799      2,341      3,337
             Items without tax effect...............        4,283      2,487        871
             Depletion..............................       (7,657)    (9,625)   (12,273)
             Other, net.............................          210        808        473
                                                          -------    -------    -------
                  Total income tax expense..........      $43,410    $49,561    $57,403
                                                          =======    =======    =======

     Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:


                                                                                     October 31,
                                                                                ----------------------
                                                                                  2000         1999
                                                                                ---------    ---------
                                                                                   (in thousands)
Deferred tax assets:
        Accrued liabilities not currently deductible........................    $  40,579    $  43,959
        Alternative minimum tax credit carryforwards........................       49,676       42,386
        Other...............................................................       31,710       34,299
                                                                                ---------    ---------
                                                                                  121,965      120,644
Valuation allowance for deferred tax assets.................................      (37,512)     (38,199)
                                                                                ---------    ---------
Deferred tax assets, net....................................................       84,453       82,445
                                                                                ---------    ---------
Deferred tax liabilities:
        Book basis of property, equipment and other capital costs in excess
          of tax basis......................................................     (268,605)    (247,919)
        Other...............................................................      (61,472)     (51,922)
                                                                                ---------    ---------
             Total deferred tax liabilities.................................     (330,077)    (299,841)
                                                                                ---------    ---------
Net deferred tax liabilities................................................    $(245,624)   $(217,396)
                                                                                =========    =========


     The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for the alternative minimum tax credits.

3.   Retirement Benefits

     Massey sponsors a number of noncontributory defined benefit pension plans covering substantially all administrative and non-union employees hired prior to September 1, 1994. These plans generally provide pension benefits based on each employee's compensation during the highest five of the last ten years before retirement and years of service. Funding for such plans is generally at the minimum annual contribution level required by applicable regulations.

     Plan assets are held by an independent trustee or, in certain circumstances, by insurance carriers. The plans' assets include cash and cash equivalents, corporate and government bonds, preferred and common stocks, investments in mutual funds and annuity contracts. Prior to the spin-off, the Massey plan assets were invested in the Fluor Master Trust. The fair market value of Massey investments in the Fluor Master Trust was $229.9 million at October 31, 2000. The fair market value of Massey investments in the Fluor Master Trust and Fluor common stock were $206 million and $6.9 million, respectively, at October 31, 1999. In connection with the spin-off, the Massey plan assets have been withdrawn from the Fluor Master Trust and are now invested in funds separately managed from the Fluor Master Trust.

     Net periodic pension income for defined benefit pension plans includes the following components:


                                                       Year Ended October 31,
                                                   -------------------------------
                                                     2000       1999        1998
                                                   --------   --------    --------
                                                            (in thousands)
        Service cost............................   $  2,509   $  3,451    $  3,372
        Interest cost...........................      9,114      8,987       8,470
        Expected return on plan assets..........    (20,732)   (18,281)    (17,797)
        Amortization of unrecognized net asset..     (2,116)      (872)     (2,024)
        Amortization of prior service cost......         56         56          56
                                                   --------   --------    --------
        Net periodic pension income.............   $(11,169)  $ (6,659)   $ (7,923)
                                                   ========   ========    ========

     The weighted average assumptions used in determining pension obligations are as follows:

                                                               At October 31,
                                                               ---------------
                                                               2000      1999
                                                               -----     -----

        Discount rate.....................................     7.75%     7.75%
        Rate of increase in compensation levels...........     4.00%     4.50%
        Expected long-term rate of return on plan assets..     9.50%     9.50%

     The following table sets forth the change in benefit obligation, plan assets and funded status of the Company's defined benefit pension plans:

                                                             At October 31,
                                                          --------------------
                                                            2000        1999
                                                          --------    --------
                                                            (in thousands)
        Change in benefit obligation
             Benefit obligation at beginning of year..    $123,865    $136,028
             Service cost.............................       2,509       3,451
             Interest cost............................       9,114       8,987
             Actuarial gain...........................      (3,262)    (19,576)
             Benefits paid............................      (5,539)     (5,025)
                                                          --------    --------
                  Benefit obligation at end of year...    $126,687    $123,865
                                                          ========    ========
        Change in plan assets
             Fair value at beginning of year..........    $221,223    $195,136
             Actual return on assets..................      21,840      31,108
             Company contributions....................          27           4
             Benefits paid............................      (5,539)     (5,025)
                                                          --------    --------
                  Fair value at end of year...........    $237,551    $221,223
                                                          ========    ========
        Funded status.................................    $110,864    $ 97,358
        Unrecognized net actuarial gain...............     (46,083)    (43,886)
        Unrecognized prior service cost...............         518         571
                                                          --------    --------
        Pension assets................................      65,299      54,043
        Amount included in current liabilities........       2,441       1,865
                                                          --------    --------
        Noncurrent asset..............................    $ 67,740    $ 55,908
                                                          ========    ========


     Under labor contracts with the United Mine Workers of America Benefit Funds, certain operations make payments into two multi-employer defined benefit pension plan trusts established for the benefit of union employees. The contributions are based on tons of coal produced and hours worked. Such payments aggregated approximately, $0.1 million in 2000 and 1999, and $0.4 million in 1998.

     Under the Coal Industry Retiree Health Benefits Act of 1992, coal producers are required to fund medical and death benefits of certain retired union coal workers based on premiums assessed by the United Mine Workers of America. Based on available information at October 31, 2000, the Company's obligation (discounted at 7.75%) under the Act is estimated at approximately $50.4 million. This cost will be recognized as expense as payments are assessed and for the years ended October 31, 2000, 1999, and 1998 totaled $3.6 million, $3.5 million, and $4.1 million, respectively.

     The Company sponsors three noncontributory defined contribution pension plans for eligible employees. Contributions to defined contribution retirement plans are based on hours worked. For the years ended October 31, 2000, 1999, and 1998, contributions to these plans aggregated approximately $5.6 million, $5.4 million, and $4.9 million, respectively.

     The Company also sponsors a salary deferral and profit sharing plan covering substantially all administrative and non-union employees. Eligible employees may elect to contribute up to 10% of their compensation, as defined by the plan. The Company may contribute to the plan at its discretion. Such contributions aggregated approximately $2.2 million, $2.6 million, and $4.1 million in 2000, 1999, and 1998, respectively.

     The Company also sponsors a defined benefit health care plan that provides post-retirement medical benefits to eligible union and non-union members. To be eligible, retirees must meet certain age and service requirements. Depending on year of retirement, benefits may be subject to annual deductibles, coinsurance requirements, lifetime limits, and retiree contributions. Service costs are accrued currently. The accumulated postretirement benefit obligation at October 31, 2000 and 1999 was determined in accordance with the current terms of the

Company's health care plans, together with relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging from 5.7 percent (5.3 percent for participants age 65 or older) in 2000 (6.4 percent and 5.7 percent, respectively in 1999) down to 5 percent in 2002 and beyond. The effect of a one percent annual increase in the assumed cost trend rates would increase the accumulated postretirement benefit obligation and the aggregate of the annual service and interest costs by approximately $12.0 million and $1.7 million, respectively. The effect of a one percent annual decrease in these assumed cost trend rates would decrease the accumulated postretirement benefit obligation and the aggregate of the annual service and interest costs by approximately $10.0 million and $1.4 million, respectively.

     Net periodic postretirement benefit cost includes the following components:

                                                      Year Ended October 31,
                                                     ------------------------
                                                      2000     1999     1998
                                                     ------   ------   ------
                                                          (in thousands)

        Service cost............................     $3,543   $3,850   $3,506
        Interest cost...........................      4,611    4,092    4,055
        Amortization of prior service cost......        140      140      140
                                                     ------   ------   ------
        Net periodic postretirement benefit
          cost..................................     $8,294   $8,082   $7,701
                                                     ======   ======   ======


     The following table sets forth the change in benefit obligation of the Company's postretirement benefit plan:

                                                             At October 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (in thousands)
        Change in benefit obligation
             Benefit obligation at beginning of year..    $ 58,203   $ 68,421
             Service cost.............................       3,543      3,850
             Interest cost............................       4,611      4,092
             Actuarial (gain) loss....................       2,397    (16,515)
             Benefits paid............................      (2,399)    (1,645)
                                                          --------   --------
                  Benefit obligation at end of year...    $ 66,355   $ 58,203
                                                          ========   ========

        Funded status.................................    $(66,355)  $(58,203)
        Unrecognized net actuarial (gain) loss........      (3,892)    (6,296)
        Unrecognized prior service cost...............       1,636      1,776
                                                          --------   --------
        Accrued postretirement benefit obligation.....     (68,611)   (62,723)
        Amount included in other current liabilities..       2,659      2,186
                                                          --------   --------
                  Noncurrent liability................    $(65,952)  $(60,537)
                                                          ========   ========


     The discount rate used in determining the postretirement benefit obligation was 7.75 percent at October 31, 2000 and 1999.

4.   Fair Value of Financial Instruments

     Certain subsidiaries provide loans to West Virginia businesses at prevailing interest rates as part of an economic development program which provides tax credits as incentives. Outstanding loans at October 31, 2000 and 1999 amounted to $11.3 million and $12.2 million, respectively, of which $3.0 million and $4.0 million, respectively, is unsecured. These loans are estimated to be at fair value, after recording an allowance for loan losses of $2.9 million at October 31, 2000 and $2.7 million at October 31, 1999, based on future cash flows and related credit risk. The current portion of these notes is included in trade and other accounts receivable. The noncurrent portion is included in other noncurrent assets.

     Prior to the Spin-Off (see Note 9), the Company loaned funds in excess of its operating and capital needs to Fluor and received interest on the average daily balance at 130% of the federal short-term rate determined in accordance with the Internal Revenue Code of 1986. Fluor repaid these loans to the Company as the needs arise. The Company believes these financial practices to be a fair arrangement with its parent and has concluded that any further assessment to determine fair market value of amounts due from Fluor would not be cost beneficial. Interest income for 2000, 1999, and 1998 related to these loans amounted to $16.6 million, $11.7 million, and $13.3 million, respectively. These loans have been classified as a reduction to shareholder's equity in the combined balance sheets.

     Included in other noncurrent assets is $21.8 million and $26.7 million, respectively, as of October 31, 2000 and 1999, of Fluor commercial paper acquired in the open market at prevailing interest rates. Interest income associated with commercial paper amounted to $1.6 million for the year ended October 31, 2000 and $1.1 million during the year ended October 31, 1999. The commercial paper is classified as an available-for-sale security, and is carried at cost which approximates fair value. Unrealized gains or losses are insignificant. Due to restrictions on the use of the commercial paper, it has been classified as a noncurrent asset. As of the Spin-Off, Massey ceased to have any investment in Fluor commercial paper.

5.   Other Noncurrent Liabilities

     Other noncurrent liabilities comprise the following:



                                                          At October 31,
                                                       -------------------
                                                         2000       1999
                                                       --------   --------
                                                          (in thousands)

        Black lung obligation.....................     $ 24,033   $ 25,616
        Reclamation...............................      111,101     98,677
        Other post-employment benefits (Note 3)...       65,953     60,537
        Workers' compensation.....................       24,429     20,329
        Other.....................................       32,091     28,664
                                                       --------   --------
                                                       $257,607   $233,823
                                                       ========   ========

     Coal mining companies are subject to the Federal Coal Mine Health and Safety Act of 1969, as amended, and various states' statutes for the payment of medical and disability benefits to eligible recipients with respect to black lung claims awarded on or after July 1, 1973. The Company provides for these claims principally through a self-insurance program. Black lung costs for West Virginia operations are funded through trusts. The West Virginia trusts are irrevocable grantor trusts which have been funded at a level such that no contributions will be required in the foreseeable future. Trusteed assets of approximately $29.8 million and $26.6 million are applied to reduce the balance sheet amount of black lung obligations at October 31, 2000 and 1999, respectively. Subsidiaries in other states pay awarded claims on a current basis. Charges are being made to operations as determined by independent actuaries. The expense was determined using a discount rate of 7.75%.

      Black lung expense includes the following components:

                                                 Year Ended October 31,
                                            ------------------------------
                                              2000      1999         1998
                                            -------    -------     -------
                                                    (in thousands)
        Service cost...................     $   950    $   767     $   980
        Interest cost..................       2,344      1,960       2,129
        Amortization of actuarial
         gain..........................      (3,492)    (1,163)     (2,191)
        Interest on actuarial gain.....        (270)      (314)       (498)
                                            -------    -------     -------
             Total black lung expense..     $  (468)   $ 1,250     $   420
                                            =======    =======     =======

     Under the Federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes, mine property is required to be restored in accordance with regulated standards. The Company performs a certain amount of required reclamation of disturbed acreage as an integral part of its normal mining process. All such costs are expensed as incurred.

     Reclamation costs to be incurred upon final mine closure are estimated and accrued as mining progresses over the estimated useful mining life of the property. The costs relate to reclaiming the pit and support acreage of surface mines and sealing portals of deep mines. Other costs common to both types of mining are related to reclaiming refuse and slurry ponds. The establishment of the reclamation liability is based on permit requirements and requires various estimates and assumptions, principally associated with costs and productivities. For the years ended October 31, 2000, 1999, and 1998, the Company accrued approximately $5 million, and $6 million, and $6 million, respectively, towards final mine closure reclamation, excluding reclamation recosting adjustments identified below. The Company reviews its entire environmental liability annually and makes necessary adjustments, including permit changes and revisions to costs and productivities to reflect current experience. These recosting adjustments are recorded as a decrease in cost of sales and totaled $4.2 million, $0.8 million, and $7.2 million for the years ended October 31, 2000, 1999 and 1998, respectively. The Company's management believes it is making adequate provision for all expected future reclamation costs. Final reclamation costs for all operations as of October 31, 2000 are estimated to be approximately $166 million.

6.   Stock Plans

     Massey maintains various stock plans for its employees. These stock plans provide for grants of non-qualified or incentive stock options, restricted stock awards and stock appreciation rights ("SARS"). Awards to employees of the Company prior to the Spin-Off were converted to equivalent instruments in Massey following its separation from Fluor.

     Restricted stock awards issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed or performance objectives have been attained. Upon termination of employment, shares upon which restrictions have not lapsed must be returned to the Company. Restricted stock issued to Massey employees totaled 31,390 shares in 2000, and 42,647 shares in 1999. No restricted stock was issued to Massey employees in 1998.

     A grant of 300,000 SARS was made to one Massey employee during 1998. These SARS vest at the end of fiscal year 2001. No other grants of SARS were made to Massey employees during the period 1998 through 2000.

     For the fiscal years ended October 31, 2000, 1999 and 1998, expenses related to Massey's various stock compensation plans totaled $3.8 million, $6.3 milliion and $1.4 million, respectively.

     During 2000, 1999 and 1998, 290,080, 113,860 and 135,675 options, respectively, were awarded to Massey employees. The 2000 awards cliff vest after four years and expire in ten years, the 1999 awards vest over four years and expire in ten years and the 1998 awards vest over four year periods and expire in five years. The 2000 and 1998 awards have accelerated vesting provisions based on the price of Massey's stock.

     The estimated fair value as of the date of grant for options granted to Massey employees in 2000, 1999 and 1998 was determined using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                2000     1999      1998
                                                -----    -----     -----
             Expected option lives (years).         6        6         5
             Risk-free interest rates......      6.03%    4.43%     5.86%
             Expected dividend yield.......      1.74%    1.37%     1.18%
             Expected volatility...........     39.80%   33.40%    29.60%

     The weighted average fair value of options granted during 2000, 1999 and 1998 was $18, $15 and $11, respectively.

     Option grant prices were established at the fair value of Fluor's common stock at the date of grant. As the Company measures compensation cost using the intrinsic value method, no compensation cost for stock options has been recognized. If compensation cost had been determined based on the estimated fair value of options granted as prescribed by Statement of Financial Accounting Standards No. 123, Massey's net income for the years ended October 31, 2000, 1999 and 1998 would have been reduced by approximately $1.6 million, $0.8 million and $0.5 million, respectively.


7.   Lease Obligations

     Certain mining and other equipment is leased under operating leases. Certain of these leases provide options for the purchase of the property at the end of the initial lease term, generally at its then fair market value, or to extend the terms at its then fair rental value. Rental expense for the years ended October 31, 2000, 1999, and 1998 was $28.4 million, $22.0 million, and $8.9 million, respectively.

     The following presents future minimum rental payments, by year, required under operating leases with initial terms greater than one year, in effect at October 31, 2000:

                                      Minimum
                                      -------
               Year                   Rentals
               ----                   -------
                                   (in thousands)
                                   --------------
               2001.....................   $28,683
               2002.....................    27,995
               2003.....................    23,602
               2004.....................    19,721
               2005.....................    14,239
               Thereafter                    1,830
                                          --------
                                          $116,070
                                          ========


8.   Contingencies and Commitments

     The Company is the subject of, or a party to, various suits and pending or threatened litigation involving governmental agencies or private interests. Also, the Company's operations are affected by federal, state and local laws and regulations regarding environmental matters and other aspects of its business. On October 20, 1999, the U.S. District Court for the Southern District of West Virginia issued an injunction which prohibits the construction of valley fills over both intermittent and perennial stream segments as part of mining operations. While the Company is not a party to this litigation, virtually all mining operations, including Massey, utilize valley fills to dispose of excess materials. This decision is now under appeal to the Fourth Circuit Court of Appeals and the District Court has issued a stay of its decision pending the outcome of the appeal. Based upon the current state of the appeal, the Company does not believe that their mining operations will be materially affected during the pendency of the appeal. If and to the extent that the District Court's decision is upheld and legislation is not passed which limits the impact of the decision, then all or a portion of the Company's mining operations could be affected. The potential impact to the Company arising from this proceeding is not currently estimable.

     Harman Mining Corporation and certain of its affiliates (collectively "Harman") filed a breach of contract actions against Wellmore Coal Corporation, a former Massey subsidiary, in Buchanan County, Virginia Circuit Court. On August 24, 2000, as part of the damages phase of the trial, a jury awarded damages in the amount of $6 million. Massey intends to appeal the award and will defend the action vigorously.

     On October 11, 2000, a partial failure of a coal refuse impoundment released approximately 230 million gallons of coal slurry into adjacent underground mine workings. The slurry then discharged into two tributary streams of the Big Sandy River in eastern Kentucky. Clean up efforts began immediately and are continuing.

The states of Kentucky and West Virginia have issued various notices of violation related to the discharge and ordered remedial measures. Fines and penalties have not yet been assessed. Several lawsuits have been brought asserting trespass, property damage, nuisance and other claims and seek compensatory and punitive damages. Certain of these suits seek to be certified as class action lawsuits. The Company has pollution insurance coverage and believes that such coverage will cover clean-up related costs and third party claims arising from this event.

     The Company recorded a $3 million charge in the fourth quarter of 2000 relating to the slurry spill. The charge represents an accrual of $46.5 million in estimated spill-related clean-up costs and liabilities net of $43.5 million in probable insurance recoveries. In the combined balance sheet, the $46.5 million environmental accrual is included in other current liabilities and the $43.5 million in probable insurance recoveries is included in trade and other accounts receivable. Given that the remediation efforts are still in progress and the degree of uncertainty with respect to potential claims, fines and penalties, it is reasonably possible the Company's estimates with respect to the slurry spill could change.

     The outcome or timing of current legal or environmental matters or the impact, if any, of pending legislation or regulatory developments (including the matters noted above) on future operations is not currently estimable. Management does not currently anticipate that such activity will result in amounts which in the aggregate would have a material effect on the Company's combined financial position.

     The Company believes, based upon present information available to it, that its reserves with respect to future environmental costs are adequate and such future costs will not have a material effect on the Company's combined financial position, results of operations or liquidity. However, the imposition of more stringent requirements under environmental laws or regulations, or changes in enforcement policies under such laws and regulations, could result in additional expenditures, or the provision of additional reserves in expectation of such expenditures.

9.   Subsequent Events

     On November 30, 2000, Fluor completed the Spin-Off, which divided it into two separate publicly trade corporations. As a result of the Spin-Off, Fluor separated into (i) the spun-off corporation, New Fluor, which owns all of the Company's then existing businesses except for the coal-related business conducted by A. T. Massey, and (ii) Fluor, subsequently renamed Massey, which owns the coal-related business. Immediately after the spin-off, Massey had approximately 73,468,707 shares of $0.625 par value common stock outstanding. In connection with the Spin-Off, A. T. Massey became the sole direct, and wholly-owned subsidiary of Massey. A. T. Massey now represents the sole operating subsidiary of Massey, as Massey has no separate independent operations.

     As a result of the Spin-Off, the following occurred which will affect Massey's ongoing operations:

          . As described in Note 4, Massey no longer invests in the Fluor commercial paper;

          . As described in Note 4, Massey no longer loans amounts in excess of operating and capital needs to Fluor and the amounts due from Fluor were repaid as part of the Spin-Off;

          . Fluor's previously issued $300 million of 6.95% Senior Notes due March 1, 2007, with interest payable semi-annually on March 1 and September 1 of each year, became the obligation of Massey; and

          . Massey issued $275 million of its own commercial paper and utilized $3.5 million of cash to refund the $278.5 million of Fluor commercial paper assumed as a result of the Spin-Off.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant.

     Biographical information of Executive Officers is included in Item 4 of this Form 10-K. Other information required by this item is included in the Biographical section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of Massey's fiscal year ended October 31, 2000.

Item 11.   Executive Compensation.

     Information required by this item is included in the Organization and Compensation Committee Report on Executive Compensation and Executive Compensation and Other Information sections of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Massey's fiscal year ended October 31, 2000.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     Information required by this item is included in the Stock Ownership section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Massey's fiscal year ended October 31, 2000.

Item 13.   Certain Relationships and Related Transactions.

     Information required by this item is included in the Other Matters section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Massey's fiscal year ended October 31, 2000.

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Documents filed as part of this report:

1.   Financial Reports:

          Combined Statement of Earnings for the Fiscal Year Ended October 31, 2000, 1999 and 1998

          Combined Balance Sheet at October 31, 2000 and October 31, 1999

          Combined Statement of Cash Flows for the Fiscal Year Ended October 31, 2000, 1999 and 1998

          Combined Statement of Shareholder's Equity for the Fiscal Year Ended October 31, 2000, 1999 and 1998

          Notes to Combined Financial Statements

2. Financial Statement Schedules: All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the combined financial statements and notes thereto.

3.   Exhibits:



Exhibit No.                        Description
-----------                        -----------

      3.1   Restated Certificate of Incorporation of Massey, as amended

      3.2 Restated Bylaws (as amended effective November 30, 2000) of Massey Energy Company

      4.1 Fluor Corporation Dividend Reinvestment Plan (as amended and restated June 30, 1995) [filed as Exhibit 4.2 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated by reference]

      4.2 Indenture dated as of February 18, 1997 between Fluor Corporation and Banker's Trust Company, trustee [filed as Exhibit 4.1 to Form 8-K filed March 7, 1997 and incorporated by this reference].

      10.1 Massey Energy Company 1999 Executive Performance Incentive Plan (as amended and restated effective November 30, 2000)

      10.2 Massey Executive Deferred Compensation Program (as amended and restated effective November 30, 2000)

      10.3  Massey Energy Company Executive Physical Program

      10.4  Massey Energy Company Directors' Life Insurance Summary

      10.5  Massey Energy Split Dollar Life Insurance Program Summary

      10.6 Massey Energy Company 1988 Executive Stock Plan (as amended and restated effective November 30, 2000)

      10.7 Massey Energy Company Change of Control Compensation Plan (as amended and restated effective November 30, 2000)

      10.8  Massey Energy Company 1982 Shadow Stock Plan

      10.9  Massey Energy Company 1997 Stock Appreciation Rights Plan

      10.10 A. T. Massey Coal Company, Inc. Supplemental Benefit Plan

      10.11 A. T. Massey Coal Company, Inc. Executive Deferred Compensation Plan

      10.12 Massey Energy Company 1997 Restricted Stock Plan for Non-Employee Directors (as amended and restated effective November 30, 2000)

      10.13 Massey Energy Company 1996 Executive Stock Plan (as amended and restated effective November 30, 2000)

      10.14 Massey Energy Company Stock Plan for Non-Employee Directors (as amended and restated effective November 30, 2000)

      10.15 Massey Energy Company Deferred Directors' Fees Program

      10.16 Employment Agreement between Massey Energy Company, A.T. Massey Coal Company, Inc. and Don L. Blankenship dated as of October 1, 1998 [filed as Exhibit 10.20 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by this reference]

Exhibit No.                           Description
-----------                           -----------

      10.17 Amendment to Employment Agreement between Massey Energy Company, A.T. Massey Coal Company, Inc. and Don L. Blankenship dated as of October 1, 1998 [filed as Exhibit 10.3 to Massey's current report on Form 8-K filed December 15, 2000 and incorporated by this reference]

      10.18 Consulting Agreement between James L. Gardner and A. T. Massey Coal Company, Inc. dated as of February 23, 2000

      10.19 Amendment to Consulting Agreement between James L. Gardner and A. T. Massey Coal Company dated February 23, 2000

      10.20 Special Successor and Development Retention Program between Fluor Corporation and Don L. Blankenship dated as of September 1998 [filed as Exhibit 10.21 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by this reference]

      10.21 Distribution Agreement between Fluor Corporation and Massey Energy Company dated as of November 30, 2000 [filed as Exhibit 10.1 to Massey's current report on Form 8-K filed December 15, 2000 and incorporated by this reference]

      10.22 Tax Sharing Agreement between Fluor Corporation, Massey Energy Company and A.T. Massey Coal Company, Inc. dated as of November 30, 2000 [filed as Exhibit 10.2 to Massey's current report on Form 8-K filed December 15, 2000 and incorporated by this reference]

      10.23 First Amendment to A.T. Massey Coal Company, Inc. Executive Deferred Compensation Plan

      21    Massey Energy Company Subsidiaries

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

                                               MASSEY ENERGY COMPANY

January 29, 2001

                                               By:    /s/ J. M. JAROSINSKI
                                                  ------------------------------
                                                          J. M. Jarosinski,
                                                      Vice President - Finance
                                                     and Chief Financial Officer

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


                       Signature                                  Title                         Date
                       ---------                                  -----                         ----
Principal Executive Officer and Director:

                /s/ D. L. BLANKENSHIP               Chairman, Chief Executive Officer     January 29, 2001
-------------------------------------------------             and President
                    D. L. Blankenship

Principal Financial Officer:
                                                    Vice President - Finance and Chief
                 /s/ J. M. JAROSINSKI                       Financial Officer             January 29, 2001
-------------------------------------------------


                       Signature                                  Title                         Date
                       ---------                                  -----                         ----
                   J. M. Jarosinski


Principal Accounting Officer

                   /s/ E. B. TOLBERT                            Controller                January 29, 2001
-------------------------------------------------
                       E. B. Tolbert


Other Directors:

                           *                                     Director                 January 29, 2001
-------------------------------------------------
                     J. L. Gardner

                           *                                     Director                 January 29, 2001
-------------------------------------------------
                      E. G. Gee.

                           *                                     Director                 January 29, 2001
-------------------------------------------------
                      W. R. Grant

                           *                                     Director                 January 29, 2001
-------------------------------------------------
                      B. R. Inman

                           *                                     Director                 January 29, 2001
-------------------------------------------------
                      M. R. Seger


By:               /s/ R. L. NICHOLSON                                                     January 29, 2001
   ----------------------------------------------
                      R. L. Nicholson
                      Attorney-in-fact

      Manually signed Powers of Attorney authorizing R. L. Nicholson Bennett
K. Hatfield and Jeffrey M. Jarosinski and each of them, to sign the annual report on Form 10-K for the fiscal year ended October 31, 2000 and any amendments thereto as attorneys-in-fact for certain directors and officers of the registrant are included herein as Exhibits 24.