Form 10-Q
period 2001-01-31
MASSEY ENERGY CO
filed 2001-03-16
CIK 37748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the quarterly period ended January 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from ___________________to__________________

                         Commission File Number: 1-7775

                              MASSEY ENERGY COMPANY
--------------------------------------------------------------------------------
                (Name of Registrant as Specified In Its Charter)


           Delaware                                            95-0740960
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or organization)                           Identification Number)

       4 North 4th Street, Richmond, Virginia                  23219
--------------------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)

                                 (804) 788-1800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


As of February 26, 2001 there were 73,829,043 shares of common stock, $0.625 par value, outstanding.


--------------------------------------------------------------------------------

                              MASSEY ENERGY COMPANY

                                    FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001


TABLE OF CONTENTS                                                                               PAGE
----------------------------------------------------------------------------------------------------
Part I:  Financial Information

Item 1.  Condensed Consolidated Financial Statements                                              3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    9

Item 3.  Quantitative and Qualitative Discussions About Market Risk                              11

Part II: Other Information                                                                       12

Item 1.  Legal Proceedings                                                                       12

Item 4.  Submission of Matters to a Vote of Security Holders                                     12

Item 6.  Exhibits and Reports on Form 8-K                                                        12

Signatures                                                                                       13


--------------------------------------------------------------------------------

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                             MASSEY ENERGY COMPANY

                                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 Three Months Ended January 31, 2001 and 2000

                                                   UNAUDITED



IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                                              2001             2000
-------------------------------------------------------------------------------------------------------------
Net sales                                                                       $   273,112      $   259,074
Other revenue                                                                         7,217           13,217
                                                                                -----------      -----------
         Total revenue                                                              280,329          272,291
                                                                                -----------      -----------
Costs and expenses
        Cost of sales                                                               225,044          191,893
        Depreciation, depletion and amortization                                     42,894           41,981
        Selling, general and administrative                                           8,801            8,698
                                                                                -----------      -----------
         Total costs and expenses                                                   276,739          242,572
                                                                                -----------      -----------


Earnings before interest and taxes                                                    3,590           29,719
Interest income                                                                       2,464            4,702
Interest expense                                                                      8,270               --
                                                                                -----------      -----------

Earnings (loss) before taxes                                                         (2,216)          34,421
Income tax expense (benefit)                                                           (864)          10,568
                                                                                -----------      -----------

         Net earnings (loss)                                                    $    (1,352)     $    23,853
                                                                                ===========      ===========

Earnings (loss) per share (Note 6)
        Basic                                                                   $     (0.02)     $      0.32
                                                                                ===========      ===========
        Diluted                                                                 $     (0.02)     $      0.32
                                                                                ===========      ===========

Shares used to calculate earnings (loss) per share (Note 6)
        Basic                                                                        73,902           73,469
                                                                                ===========      ===========
        Diluted                                                                      74,155           73,476
                                                                                ===========      ===========


Dividends Per Share                                                             $      0.04      $        --
                                                                                ===========      ===========


                           See Notes to Condensed Consolidated Financial Statements.

--------------------------------------------------------------------------------------------------------------
                                                      3

                                         MASSEY ENERGY COMPANY

                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                 January 31, 2001 and October 31, 2000

                                               UNAUDITED

                                                                JANUARY 31,              OCTOBER 31,
$ IN THOUSANDS                                                     2001                     2000 *
-----------------------------------------------------------------------------------------------------

ASSETS
Current Assets
   Cash and cash equivalents                                  $       2,189             $       6,929
   Trade and other accounts receivable                              200,302                   215,574
   Inventories                                                       98,577                   104,132
   Deferred taxes                                                     6,963                     8,398
   Prepaid expenses and other                                        96,796                    67,813
                                                              -------------             -------------
         Total current assets                                       404,827                   402,846

Net Property, Plant and Equipment                                 1,557,632                 1,559,426
Other Noncurrent Assets
    Pension assets                                                   70,791                    67,740
    Other                                                           118,049                   131,118
                                                              -------------             -------------
         Total other noncurrent assets                              188,840                   198,858
                                                              -------------             -------------

         Total assets                                         $   2,151,299             $   2,161,130
                                                              =============             =============

* Amounts at October 31, 2000 have been derived from audited financial statements.


                                       (Continued On Next Page)

------------------------------------------------------------------------------------------------------
                                                  4

                                                MASSEY ENERGY COMPANY

                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                        January 31, 2001 and October 31, 2000

                                                      UNAUDITED

                                                                                   JANUARY 31,           OCTOBER 31,
$ IN THOUSANDS                                                                        2001                 2000 *
--------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable, principally trade                                            $    93,279          $   120,891
    Commercial paper                                                                   269,000                 --
    Notes payable and bank overdrafts                                                   24,932               32,566
    Payroll and employee benefits                                                       26,216               30,784
    Income taxes payable                                                                 7,837               12,222
    Other current liabilities                                                           51,370               78,420
                                                                                   -----------          -----------
         Total current liabilities                                                     472,634              274,883

Long-term debt                                                                         300,000                   --
Noncurrent liabilities
     Deferred taxes                                                                    255,317              254,022
     Other noncurrent liabilities                                                      257,638              257,607
                                                                                   -----------          -----------
         Total noncurrent liabilities                                                  512,955              511,629

Shareholders' Equity
     Capital Stock
          Preferred - authorized 20,000,000 shares without
            par value; none issued                                                          --                   --
          Common - authorized 150,000,000 shares of $0.625
            par value; issued  and outstanding - 73,748,470 shares                      46,093                   --
     Additional capital                                                                  3,448                   --
     Retained earnings                                                                 821,998                   --
     Unamortized executive stock plan expense                                           (5,829)                  --
     Net investment by Fluor Corporation                                                    --            1,653,682
     Due from Fluor Corporation                                                             --             (279,064)
                                                                                   -----------          -----------
         Total shareholders' equity                                                    865,710            1,374,618
                                                                                   -----------          -----------

         Total liabilities and shareholders' equity                                $ 2,151,299          $ 2,161,130
                                                                                   ===========          ===========


* Amounts at October 31, 2000 have been derived from audited financial statements.


                              See Notes to Condensed Consolidated Financial Statements.

---------------------------------------------------------------------------------------------------------------------
                                                          5

                                                    MASSEY ENERGY COMPANY

                                        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                         Three Months Ended January 31, 2001 and 2000

                                                          UNAUDITED



$ IN THOUSANDS                                                                                       2001             2000
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings (loss)                                                                            $ (1,352)         $ 23,853
   Adjustments to reconcile net earnings (loss) to cash utilized by operating activities:
     Depreciation, depletion and amortization                                                       42,894            41,981
     Deferred taxes                                                                                  3,118             5,613
     Changes in operating assets and liabilities, excluding effects of business
        acquisitions/dispositions                                                                  (68,250)          (81,065)
     Other, net                                                                                      1,910            (7,268)
                                                                                                  --------          --------
Cash utilized by operating activities                                                              (21,680)          (16,886)
                                                                                                  --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                            (43,010)          (55,223)
   Proceeds from sale of property, plant and equipment                                                  --             8,021
                                                                                                  --------          --------
Cash utilized by investing activities                                                              (43,010)          (47,202)
                                                                                                  --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in short-term borrowings, net                                                           (9,229)               --
   Decrease in amount due from Fluor Corporation                                                    67,554            62,140
   Equity contributions from Fluor Corporation                                                       2,476             4,754
   Cash dividends paid                                                                              (2,870)               --
   Stock options exercised                                                                           1,452                --
   Other, net                                                                                          567                --
                                                                                                  --------          --------
Cash provided by financing activities                                                               59,950            66,894
                                                                                                  --------          --------

Increase (Decrease) in cash and cash equivalents                                                    (4,740)            2,806
Cash and cash equivalents at beginning of period                                                     6,929             8,051
                                                                                                  --------          --------

Cash and cash equivalents at end of period                                                        $  2,189          $ 10,857
                                                                                                  ========          ========



                                  See Notes to Condensed Consolidated Financial Statements.

-----------------------------------------------------------------------------------------------------------------------------
                                                              6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with Massey Energy Company's ("Massey" or "the Company") Annual Report on Form 10-K for the fiscal year ended October 31, 2000. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended January 31, 2001 are not necessarily indicative of results that can be expected for the full year.

         The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at January 31, 2001 and its consolidated results of operations and cash flows for the three months ended January 31, 2001 and 2000.

         Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

(2) On November 30, 2000, Fluor Corporation ("Fluor") completed a reverse spin-off, which divided it into two separate publicly-traded corporations. As a result of the reverse spin-off (the "Spin-Off"), Fluor separated into (i) the spun-off corporation, "new" Fluor Corporation ("New Fluor"), which owns all of Fluor's then existing businesses except for the coal-related business conducted by A. T. Massey Coal Company, Inc. ("A.T. Massey"), and (ii) Fluor Corporation, subsequently renamed Massey Energy Company, which owns the coal-related business. Further discussion of the Spin-Off may be found in Massey's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 as filed with the Securities and Exchange Commission.

         Immediately after the Spin-Off, Massey had 73,468,707 shares of $0.625 par value common stock outstanding. In connection with the Spin-Off, A.
         T. Massey became the sole direct, and wholly owned subsidiary of Massey. A. T. Massey now represents the sole operating subsidiary of Massey, as Massey has no separate independent operations.

         Due to the relative significance of the businesses transferred to New Fluor following the Spin-Off, New Fluor has been treated as the "accounting successor" for financial reporting purposes and the Company has been treated by New Fluor as a discontinued operation despite the legal form of separation resulting from the Spin-Off.

         As a result of the Spin-Off, the following occurred which affected Massey's ongoing operations:

         o        Massey no longer invests in the Fluor commercial paper;

         o Massey no longer loans amounts in excess of operating and capital needs to Fluor and the amounts due from Fluor were repaid as part of the Spin-Off;

         o Fluor's previously issued $300 million of 6.95 percent Senior Notes due March 1, 2007, with interest payable semi-annually on March 1 and September 1 of each year, became the obligation of Massey; and

         o Massey issued $275 million of its own commercial paper and utilized $3.5 million of cash to refund the $278.5 million of Fluor commercial paper assumed as a result of the Spin-Off.

         Massey's equity structure was also impacted as a result of the Spin-Off. As noted above, Massey assumed from Fluor $300 million of 6.95 percent Senior Notes and $278.5 million of Fluor commercial paper, in addition to other equity contributions from Fluor. These Spin-Off occurrences, in addition to the net loss for the three months ended January 31, 2001, dividends paid, and options exercised, resulted in a change in shareholders' equity from $1,374.6 million at October 31, 2000 to $865.7 million at January 31, 2001, a net reduction of $508.9 million.

--------------------------------------------------------------------------------

(3) Effective November 1, 2000, the Company adopted Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The adoption of these accounting standards did not have a significant effect on the Company's financial statements, however, the Financial Accounting Standards Board ("FASB") continues to finalize and release interpretive guidance, and, therefore, no assurance can be given that any new interpretive guidance, if contrary to Massey's current interpretation of SFAS 133 and SFAS 138, will not have a significant impact on Massey's future financial position, results of operations, or cashflows.

(4)      Inventories are comprised of:
                                             January 31,      October 31,
         $ in thousands                         2001              2000
         ----------------------------------------------------------------
         Coal                                 $ 76,835         $  82,636
         Other                                  21,742            21,496
                                              --------         ---------
                                              $ 98,577         $ 104,132
                                              ========         =========

(5)      Net Property, Plant and Equipment is comprised of:

                                                                   January 31,     October 31,
         $ in thousands                                               2001             2000
         --------------------------------------------------------------------------------------
         Property, Plant and Equipment, at cost                    $2,547,170       $2,517,052
         Accumulated depreciation, depletion and amortization        (989,538)        (957,626)
                                                                   ----------       ----------
                                                                   $1,557,632       $1,559,426

(6) The number of shares used to calculate basic earnings (loss) per share for the three months ended January 31, 2000 is based on the number of Massey shares outstanding immediately following the Spin-Off. The number of shares used to calculate basic earnings (loss) per share for all other periods presented is based on the weighted average outstanding shares of Massey Energy during the respective periods. The number of shares used to calculate diluted earnings (loss) per share is based on the number of shares used to calculate basic earnings (loss) per share plus the dilutive effect of stock options and other stock-based instruments held by Massey employees each period.

--------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes and the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.


FORWARD-LOOKING INFORMATION
---------------------------

From time to time, the Company makes certain comments and disclosures in reports and statements, including this report or statements made by its officers or directors which may be forward-looking in nature. Examples include statements related to Company growth, the adequacy of funds to service debt and the Company's opinions about trends and factors which may impact future operating results. These forward-looking statements could also involve, among other things, statements regarding the Company's intent, belief or expectation with respect to (i) the Company's results of operations and financial condition, (ii) the consummation of acquisition, disposition or financing transactions and the effect thereof on the Company's business, and (iii) the Company's plans and objectives for future operations and expansion or consolidation.

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

    The  Company  wishes to caution  readers  that  forward-looking  statements, including disclosures which use words such as the Company "believes," "anticipates," "expects," "estimates" and similar statements, are subject to certain risks and uncertainties which could cause actual results of operations to differ materially from expectations. Any forward-looking statements should be considered in context with the various disclosures made by the Company about its businesses, including without limitation the risk factors more specifically described below in Item 1. Business, under the heading "Business Risks", in the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 2000. Such filings are available publicly and upon request from Massey's Investor Relations Department: (804) 788-1800. The Company disclaims any intent or obligation to update its forward-looking statements.



RESULTS OF OPERATIONS
---------------------

Three months ended January 31, 2001 compared with the three months ended January
--------------------------------------------------------------------------------
31, 2000.
---------

In the first quarter of 2001, net sales increased 5 percent to $273.1 million in 2001 compared with $259.1 million for the same period in 2000. Two factors that impacted revenues during the first quarter 2001 were:

     o The volume of tons sold increased from 9.4 million tons to 10.4 million tons consisting of an increase of utility, metallurgical and industrial tons sold of 9, 11 and 14 percent, respectively, for an overall increase of 10.3 percent.

     o The average per ton realized price for coal sold declined by 5 percent.

The metallurgical coal market continued to be adversely affected by a weak coal export market and continuing problems experienced by the domestic steel market. Demand was weak for United States coal exported to foreign markets as the U.S. dollar remained strong. The market for utility coal has improved during the first three months of 2001 as spot market prices of Central Appalachian coal increased to a 20 year high. Unfortunately, most of the Massey tonnage sold in the first quarter was committed prior to the upturn in the market. Prices for utility sales in the first three months of 2001 reflect a bottoming of the market prior to the recent market upturn.

--------------------------------------------------------------------------------

Other revenue, which consists of royalties, rentals, miscellaneous income and gains on the sale of less strategic assets, decreased 45 percent to $7.2 million for the first quarter of 2001 compared with $13.2 million for the same period in 2000. The decrease was primarily due to a decrease in income from dispositions of less strategic mineral reserves, which generated $7.4 million in 2000. As part of its management of coal reserves, Massey regularly sells less strategic reserves or exchanges them for reserves located in more synergistic locations.

Cost of sales increased 17 percent to $225.0 million for the first quarter of 2001 from $191.9 million in same period in 2000. This was primarily due to the
10.3 percent increase in tons sold. Cost of sales on a per ton basis increased by approximately 7 percent in the first quarter of 2001 compared with same period in 2000 as operational problems and adverse geologic conditions were encountered. Operating difficulties related to two longwall mines and the expansion of Massey's two large surface mines negatively affected the first quarter results. The two new longwall mines which started in January, 2001 suffered through normal start-up problems. One longwall mine suffered through difficult mining conditions while mining at an interim location during November and December. The two surface mines experienced higher than expected overburden ratios in the first quarter. Increases in operating costs related to the Martin County Coal slurry spill and the idling of the Martin County Coal preparation plant also negatively impacted cost of sales.

Depreciation, depletion and amortization increased by 2 percent to $42.9 million in the first quarter of 2001 compared to $42.0 million in 2000.

Selling, general and administrative expenses were $8.8 million for 2001 compared with $8.7 million for 2000.

Interest income decreased to $2.5 million for 2001 compared with $4.7 million for 2000. This decrease was primarily due to an intercompany receivable from Fluor Corporation, which was outstanding for only one month in the first quarter of fiscal 2001 compared to three months in 2000.

Interest expense increased to $8.3 million for the first three months of 2001. The increase was primarily due to the addition of the 6.95 percent Senior Notes and commercial paper borrowings subsequent to Spin-Off.

Income tax benefit was $0.9 million for the first quarter 2001 compared with income tax expense of $10.6 million for the same period in 2000. This primarily reflects the loss incurred in the first quarter of 2001 compared to the income for 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


At January 31, 2001 the Company's available liquidity was $133 million, including cash and cash equivalents of $2.2 million and $131 million from the Company's commercial paper program. Massey has $150 million 364-day and $250 million 3-year revolving credit facilities that serve to provide liquidity backstop to Massey's commercial paper program and are also available to meet the Company's ongoing liquidity needs. The total debt to book capitalization ratio was 39.7 percent at January 31, 2001. The cash flow utilized by operating activities was $21.7 million in the first three months of 2001 and $16.9 million for the same period in 2000. Cash utilized by operating activities reflects net earnings (loss) adjusted for non-cash charges and changes in working capital requirements. Net cash utilized by investing activities was $43.0 million for the first three months in 2001, and $47.2 million for the same period in 2000. The cash used in investing activities reflects capital expenditures in the amount of $43.0 million and $55.2 million for the three months ended January 31, 2001 and 2000, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining capacity and projects to improve the efficiency of mining operations. Financing activities primarily reflect changes in amounts due from Fluor Corporation and additional capital investments from Fluor prior to the Spin-Off. In addition to the cash spent on capital expenditures, during the first three months of 2001, the Company leased, through operating leases, $37 million of longwall and surface mining equipment.

--------------------------------------------------------------------------------

OUTLOOK
-------

The second fiscal quarter of 2001 will continue to be difficult as the Martin County Coal preparation plant remains closed, two new longwall operations work through start up problems and two of the large surface mines work out of high overburden ratio areas. The second half of the fiscal year is expected to show improvement as the Company is expected to benefit from improved pricing on approximately 10 percent of fiscal year 2001 sales and increased production from new and expanding operations. These trends should continue into and throughout 2002 as well.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

Massey's interest expense is sensitive to changes in the general level of interest rates in the United States. At January 31, 2001, Massey had outstanding $300 million aggregate principal amount of debt under fixed-rate instruments, however, the Company's primary exposure to market risk for changes in interest rates relates to its commercial paper program. At January 31, 2001, Massey had an aggregate of $269 million in commercial paper outstanding. Massey's commercial paper bore interest at an average rate of 6.60 percent. Based on the commercial paper balance outstanding at January 31, 2001, a 100 basis point increase in the average issuance rate for Massey's commercial paper would increase Massey's annual interest expense by approximately $2.7 million.

Almost all of Massey's transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

Massey has not engaged in any interest rate, foreign currency exchange-rate or commodity price hedging transactions.


--------------------------------------------------------------------------------

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     The following describes material changes in legal proceedings affecting the Company described in Part I, Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

     a) Big Sandy Company, L.P. ("Big Sandy") asserted a claim of forfeiture of two leases covering coal reserves in Pike County, Kentucky and which included active mining areas of Sidney Coal Company, Inc. ("Sidney"), an A.T. Massey subsidiary. The dispute was referred to arbitration and heard in October 2000. The arbitrators rendered a decision on February 6, 2001, holding that the leases remain in full force and effect and were not subject to forfeiture. However, Sidney will be required to pay approximately $150,000 in royalties that the arbitrators determined to be payable to Big Sandy.

     b) With respect to the Martin County Coal impoundment discharge described in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000, the Kentucky Department of Surface Mining, Reclamation and Enforcement and the Federal Mine Safety and Health Administration, on February 13, 2001, issued notices revoking the permit required for Martin County Coal to operate the impoundment. Martin County Coal has appealed the agency actions and is continuing to negotiate with the applicable agencies for approval of certain uses of the impoundment that would allow for resumed operations of Martin County Coal's preparation plant.

          Additionally, on March 6, 2001, Martin County Coal and the Environmental Protection Agency ("EPA") entered into an Agreed Order on Consent, which governs future clean-up and restoration activities and pursuant to which, Martin County Coal has agreed to reimburse EPA for costs incurred by EPA in responding to the impoundment discharge. EPA response costs for the period prior to January 31, 2001 were approximately $750,000.

          Martin County Coal believes that the clean up of the spill is approximately 90 percent complete. Approximately $31 million in clean up costs have been incurred through March 13, 2001.


Item 4.  Submission of Matters to a Vote of Security Holders

     (a) On November 30, 2000, the shareholders of Fluor approved the Spin-Off by a vote of 60,487,215 to 434,352 with 399,715 shares abstaining, and the Spin-Off was consummated on the same day.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          10.24 Employment Agreement between Massey Energy Company, A. T. Massey Coal Company, Inc. and and Don L. Blankenship dated as of November 1, 2001.

     (b)  Reports on Form 8-K.

         The Company filed a Form 8-K on December 15, 2000 which included various agreements associated with the Spin-Off and certain resulting changes to incentive plans.

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MASSEY ENERGY COMPANY
                                        ---------------------
(Registrant)

Date:  March 16, 2001                   /s/ J. M. Jarosinski
                                        -------------------------------------
                                            J. M. Jarosinski,
                                            Vice President - Finance
                                            and Chief Financial Officer


                                        /s/ E. B. Tolbert
                                        -------------------------------------
                                            E. B. Tolbert, Controller




                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

10.24 Employment Agreement between Massey Energy Company, A.T. Massey Coal Company, Inc. and Don L. Blankenship dated as of November 1, 2001.











--------------------------------------------------------------------------------
                                       13