Form 10-Q
period 2001-04-30
MASSEY ENERGY CO
filed 2001-06-14
CIK 37748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the quarterly period ended April 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


As of June 8, 2001 there were 74,371,409 shares of common stock, $0.625 par value, outstanding.

--------------------------------------------------------------------------------

                                           MASSEY ENERGY COMPANY

                                                 FORM 10-Q

                               FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001




TABLE OF CONTENTS                                                                                   PAGE
---------------------------------------------------------------------------------------------------------
Part I:   Financial Information

Item 1.   Condensed Consolidated Financial Statements                                                  3

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations        9

Item 3.   Quantitative and Qualitative Discussions About Market Risk                                  12

Part II:  Other Information                                                                           13

Item 1.   Legal Proceedings                                                                           13

Item 4.   Submission of Matters to a Vote of Security Holders                                         13

Item 5.   Other Information                                                                           13

Item 6.   Exhibits and Reports on Form 8-K                                                            14

Signatures                                                                                            15



---------------------------------------------------------------------------------------------------------
                                                    2

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                      MASSEY ENERGY COMPANY

                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                            UNAUDITED

                                                             Three Months Ended                      Six Months Ended
                                                                  April 30,                              April 30,
                                                     ------------------------------------    ----------------------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                       2001                2000                2001               2000
                                                             ----                ----                ----               ----

Net sales                                                  $ 307,893           $ 260,540          $ 581,005          $ 519,614
Other revenue                                                  9,895              17,863             17,112             31,080
                                                     ----------------    ----------------    ---------------     --------------
Total revenue                                                317,788             278,403            598,117            550,694
Costs and expenses
        Cost of sales                                        254,227             198,445            479,271            390,338
        Depreciation, depletion and amortization              44,678              43,698             87,572             85,679
        Selling, general and administrative                   10,516               8,081             19,317             16,779
                                                     ----------------    ----------------    ---------------     --------------
Total costs and expenses                                     309,421             250,224            586,160            492,796

Earnings before interest and taxes                             8,367              28,179             11,957             57,898

Interest income                                                4,079               4,198              6,543              8,900
Interest expense                                               9,197                   -             17,467                  -
                                                     ----------------    ----------------    ---------------     --------------
Earnings before taxes                                          3,249              32,377              1,033             66,798

Income tax expense                                             1,168              11,520                304             22,088
                                                     ----------------    ----------------    ---------------     --------------

Net earnings                                                $  2,081           $  20,857           $    729          $  44,710
                                                     ================    ================    ===============     ==============

Earnings per share (Note 6)
        Basic and Diluted                                   $   0.03            $   0.28           $   0.01           $   0.61
                                                     ================    ================    ===============     ==============

Shares used to calculate earnings per share (Note 6)
        Basic                                                 73,663              73,469             73,733             73,469
                                                     ================    ================    ===============     ==============
        Diluted                                               74,277              73,469             74,167             73,473
                                                     ================    ================    ===============     ==============



Dividends Per Share                                         $   0.04             $     -           $   0.08            $     -
                                                     ================    ================    ===============     ==============



                                    See Notes to Condensed Consolidated Financial Statements.

--------------------------------------------------------------------------------------------------------------------------------
                                                               3

                                                  MASSEY ENERGY COMPANY

                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                           April 30, 2001 and October 31, 2000

                                                        UNAUDITED
                                                                                APRIL 30,                   OCTOBER 31,
$ IN THOUSANDS                                                                    2001                         2000 *
-----------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash and cash equivalents                                                     $    11,221               $     6,929
   Trade and other accounts receivable                                               198,075                   215,574
   Inventories                                                                        98,486                   104,132
   Deferred taxes                                                                      8,527                     8,398
   Prepaid expenses and other                                                         82,040                    67,813
                                                                        ---------------------     ---------------------
              Total current assets                                                   398,349                   402,846

Net Property, Plant and Equipment                                                  1,559,934                 1,559,426
Other Noncurrent Assets
    Pension assets                                                                    73,890                    67,740
    Other                                                                            142,979                   131,118
                                                                        ---------------------     ---------------------
              Total other noncurrent assets                                          216,869                   198,858
                                                                        ---------------------     ---------------------

              Total assets                                                      $  2,175,152              $  2,161,130
                                                                        =====================     =====================


* Amounts  at  October  31,  2000  have  been  derived  from  audited  financial statements.


                                                     (Continued On Next Page)

------------------------------------------------------------------------------------------------------------------------
                                                           4

                                                      MASSEY ENERGY COMPANY

                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                               April 30, 2001 and October 31, 2000

                                                            UNAUDITED

                                                                                          APRIL 30,                OCTOBER 31,
$ IN THOUSANDS                                                                              2001                      2000 *
--------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable, principally trade, and bank overdrafts                              $   157,927               $   152,063
    Commercial paper                                                                          216,886                         -
    Payroll and employee benefits                                                              30,790                    30,784
    Income taxes payable                                                                       11,826                    12,222
    Other current liabilities                                                                  55,788                    79,814
                                                                               -----------------------    ----------------------
        Total current liabilities                                                             473,217                   274,883

Long-term debt                                                                                300,000                         -
Noncurrent liabilities
     Deferred taxes                                                                           253,877                   254,022
     Other noncurrent liabilities                                                             271,848                   257,607
                                                                               -----------------------    ----------------------
        Total noncurrent liabilities                                                          525,725                   511,629

Shareholders' Equity
     Capital stock
        Preferred - authorized 20,000,000 shares without par value; none
        issued                                                                                      -                         -
        Common - authorized 150,000,000 shares of $0.625 par value; issued
        and outstanding - 74,322,269 shares                                                    46,451                         -
     Additional capital                                                                         9,713                         -
     Retained earnings                                                                        825,383                         -
     Unamortized executive stock plan expense                                                 (5,337)                         -
     Net investment by Fluor Corporation                                                            -                 1,653,682
     Due from Fluor Corporation                                                                     -                  (279,064)
                                                                               -----------------------    ----------------------
        Total shareholders' equity                                                            876,210                 1,374,618
                                                                               -----------------------    ----------------------

        Total liabilities and shareholders' equity                                       $  2,175,152              $  2,161,130
                                                                               =======================    ======================


* Amounts  at  October  31,  2000  have  been  derived  from  audited  financial statements.



                                    See Notes to Condensed Consolidated Financial Statements.

---------------------------------------------------------------------------------------------------------------------------------
                                                                5

                                                      MASSEY ENERGY COMPANY

                                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                             Six Months Ended April 30, 2001 and 2000

                                                            UNAUDITED



$ IN THOUSANDS                                                                                         2001                 2000
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                                                     $     729          $   44,710
    Adjustments to reconcile net earnings to cash utilized by operating activities:
       Depreciation, depletion and amortization                                                         87,572              85,679
       Deferred taxes                                                                                      114              13,486
       Changes in operating assets and liabilities, excluding effects of business
       acquisitions/dispositions                                                                        (1,923)           (150,831)
       Other, net                                                                                        1,509             (15,539)
                                                                                            -------------------    ----------------
Cash utilized by operating activities                                                                   88,001             (22,495)
                                                                                            -------------------    ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                                               (99,907)            (99,946)
    Cash from sale of interest in Appalachian Synfuel, LLC                                               3,600                   -
    Proceeds from sale of property, plant and equipment                                                    946              16,744
                                                                                            -------------------    ----------------
Cash utilized by investing activities                                                                  (95,361)            (83,202)
                                                                                            -------------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Decrease in short-term borrowings, net                                                             (61,343)                  -
    Decrease in amount due from Fluor Corporation                                                       67,554              98,037
    Equity contributions from Fluor Corporation                                                          2,476               8,363
    Cash dividends paid                                                                                 (5,827)                  -
    Stock options exercised                                                                              8,048                   -
    Other, net                                                                                             744                   -
                                                                                            -------------------    ----------------
Cash provided by financing activities                                                                   11,652             106,400
                                                                                            -------------------    ----------------

Increase in cash and cash equivalents                                                                    4,292                 703
Cash and cash equivalents at beginning of period                                                         6,929               8,051
                                                                                            -------------------    ----------------

Cash and cash equivalents at end of period                                                          $   11,221          $    8,754
                                                                                            ===================    ================


                                    See Notes to Condensed Consolidated Financial Statements.


---------------------------------------------------------------------------------------------------------------------------------
                                                                6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with Massey Energy Company's ("Massey" or "the Company") Annual Report on Form 10-K for the fiscal year ended October 31, 2000. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months and six months ended April 30, 2001 are not necessarily indicative of results that can be expected for the full year.

         The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at April 30, 2001, its consolidated results of operations for the three months and six months ended April 30, 2001 and 2000, and its consolidated cash flows for the six months ended April 30, 2001 and 2000.

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

         o      Massey no longer invests in Fluor commercial paper;

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

         Massey's equity structure was also impacted as a result of the Spin-Off. As noted above, Massey assumed from Fluor $300 million of
         6.95 percent Senior Notes, $278.5 million of Fluor commercial paper, other equity contributions from Fluor, and assumed Fluor's common stock equity structure. These Spin-Off occurrences, in addition to the net income for the six months ended April 30, 2001, dividends paid, and options exercised, resulted in a change in shareholders' equity from $1,374.6 million at October 31, 2000 to $876.2 million at April 30, 2001, a net reduction of $498.4 million.

--------------------------------------------------------------------------------

(3) Effective November 1, 2000, the Company adopted Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities". The adoption of these accounting standards did not have a significant impact on the Company's financial statements. The Derivatives Implementation Group
         (DIG), a group sponsored by the FASB, continues to develop interpretive guidance.

         In April 2001, the Financial Accounting Standards Board (FASB) released certain implementation guidance related to SFAS 133 concluded by the DIG. The Company has reviewed its contracts in light of the new implementation guidance. Management continues to evaluate whether certain of its contracts will be subject to the fair value accounting under SFAS 133 as a result of this new interpretative guidance. If any of the Company's current contracts are required to be recorded at fair value the Company would record the change as a cumulative effect of a change in accounting principle in the third fiscal quarter of 2001.

         The DIG has not yet concluded on certain other issues that could ultimately impact Massey's application of FAS 133.

(4)      Inventories are comprised of:
                                               April 30,       October 31,
         $ in thousands                           2001             2000
         ------------------------------------------------------------------
         Coal                                  $ 77,332         $  82,636
         Other                                   21,154            21,496
                                               --------         ---------
                                               $ 98,486         $ 104,132
                                               ========         =========

(5)      Net Property, Plant and Equipment is comprised of:

                                                                        April 30,      October 31,
         $ in thousands                                                   2001             2000
         ------------------------------------------------------------------------------------------
         Property, Plant and Equipment, at cost                        $2,573,368       $2,517,052
         Accumulated depreciation, depletion and amortization          (1,013,434)        (957,626)
                                                                       ----------       ----------
                                                                       $1,559,934       $1,559,426
                                                                       ==========       ==========

(6) The number of shares used to calculate basic earnings per share for the three months and six months ended April 30, 2000 is based on the number of Massey shares outstanding immediately following the Spin-Off. The number of shares used to calculate basic earnings per share for all other periods presented is based on the weighted average outstanding shares of Massey Energy during the respective periods. The number of shares used to calculate diluted earnings per share is based on the number of shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by Massey employees each period.

(7) On March 15, 2001, the Company sold a substantial interest in its synfuel producing subsidiary, Appalachian Synfuel, LLC, contingent upon a favorable Internal Revenue Service ruling. The Company received cash of $3.6 million,a recourse promissory note for $15.2 million that will be paid in quarterly installments of $765,000 plus interest, and a contingent promissory note that is paid on a cents per Section 29 credit dollar earned based on synfuel tonnage shipped. All gains associated with the sale of this facility have been deferred. The Company will continue to manage the facility under an operating agreement.

(8) With respect to the Martin County Coal impoundment discharge described in the Company Annual Report on Form 10-K for the fiscal year ended October 31, 2000, and the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal year 2001, the Company increased the remediation accrual, included in other current liabilities, and the probable insurance recoveries, included in trade and other accounts receivables, by $10 million, respectively. Given that remediation efforts are still in progress and there remains a degree of uncertainty with respect to certain claims, fines and penalties, it is reasonably possible the Company's estimates with respect to the slurry spill could change.

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


FORWARD-LOOKING INFORMATION
---------------------------

From time to time, the Company makes certain comments and disclosures in reports and statements, including this report or statements made by its officers or directors which may be forward-looking in nature. Examples include statements related to Company growth, the adequacy of funds to service debt and the Company's opinions about trends and factors, which may impact future operating results. These forward-looking statements could also involve, among other things, statements regarding the Company's intent, belief or expectation with respect to (i) the Company's results of operations and financial condition, (ii) the consummation of acquisition, disposition or financing transactions and the effect thereof on the Company's business, and (iii) the Company's plans and objectives for future operations and expansion or consolidation.

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

The Company wishes to caution readers that forward-looking statements, including disclosures, which use words such as the Company "believes," "anticipates," "expects," "estimates" and similar statements, are subject to certain risks and uncertainties, which could cause actual results of operations to differ materially from expectations. Any forward-looking statements should be considered in context with the various disclosures made by the Company about its businesses, including without limitation the risk factors more specifically described in Item 1. Business, under the heading "Business Risks", in the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 2000. Such filings are available publicly and upon request from Massey's Investor Relations Department: (866) 814-6512. The Company disclaims any intent or obligation to update its forward-looking statements.



RESULTS OF OPERATIONS
---------------------

Three months ended April 30, 2001 compared with the three months ended April 30,
--------------------------------------------------------------------------------
2000.
-----

In the second fiscal quarter of 2001, net sales increased 18 percent to $307.9 million in 2001 compared with $260.5 million for the same period in 2000. Two factors that impacted net sales during the second quarter 2001 were:

        o The volume of tons sold increased from 10.1 million tons to 11.3 million tons consisting of an increase of utility and industrial tons sold of 21 and 16 percent, respectively and a decrease of metallurgical tons sold of 2 percent, for an overall increase of 13 percent.

        o The average per ton realized price for coal sold increased by 5 percent.

The market for utility coal continued to improve during the second quarter of fiscal year 2001 as spot market prices of Central Appalachian coal have increased to 20-year highs. Unfortunately, most of the Massey tonnage sold in the second quarter was committed prior to the upturn in the market. Realized prices for utility sales in the second fiscal quarter continue to reflect a bottoming of the market prior to the recent market upturn.


--------------------------------------------------------------------------------

Other revenue, which consists of royalties, rentals, miscellaneous income and gains on the sale of non-strategic assets, decreased 45 percent to $9.9 million for the second quarter of 2001 compared with $17.9 million for the same period in 2000. The decrease was primarily due to a decrease in income from dispositions of non-strategic mineral reserves, which generated $8.5 million in 2000. As part of its management of coal reserves, Massey regularly sells reserves located in less strategic areas or exchanges them for reserves located in more synergistic locations.

Cost of sales increased 28 percent to $254.2 million for the second quarter of 2001 from $198.4 million in same period in 2000. This primarily was due to the 13 percent increase in tons sold. Cost of sales on a per ton basis increased by approximately 15 percent in the second quarter of 2001 compared with same period in 2000 as operating difficulties at several of Massey's longwall mines continued to negatively impact production and costs during the second quarter. The Ellis Eagle longwall mine experienced flooding that caused significant disruption to coal production during April. The flooding caused reduced shipments from both the Marfork and Goals preparation plants. The Company's labor costs were higher in the quarter due to the extremely tight labor market in Central Appalachia and decreases in productivity related to the training of new miners.

Cost of sales for the second quarter of fiscal year 2001 was partially offset by a $6.5 million pre-tax refund related to black lung excise taxes paid on coal export sales tonnage. The payment of black lung excise taxes on exported coal was determined to be unconstitutional by a 1998 federal district court decision. During the quarter, the Internal Revenue Service substantially completed its audit of the Company's requested refund of black lung excise tax payments.

Depreciation, depletion and amortization increased by 2 percent to $44.7 million in the second quarter of 2001 compared to $43.7 million in 2000. The increase of $1.0 million was primarily due to capital expenditures made in recent years.

Selling, general and administrative expenses were $10.5 million for the second quarter of 2001 compared to $8.1 million for 2000. The increase was attributed to additions in the administrative workforce due to the increased workload that is part of running a stand-alone publicly traded company, and to increases in accruals for long-term executive stock-based compensation plans as a result of increases in the Massey stock price during the quarter.

Earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA"), was a positive $53.0 million for the three months ended April 30, 2001 compared to $71.9 million of the same period in 2000.

Interest income decreased to $4.1 million for 2001 compared with $4.2 million for 2000. This decrease was primarily due to an intercompany receivable from Fluor Corporation, which was only in place in 2000 until the Spin-Off. The amount for the second quarter of 2001 includes $3.2 million (pre-tax) for interest due on the black lung excise tax refund as discussed above.

Interest expense increased to $9.2 million for the three months ended April 30, 2001. The increase was primarily due to the addition of the 6.95 percent Senior Notes and commercial paper borrowings subsequent to the Spin-Off.

Income tax expense was $1.2 million for the second quarter 2001 compared with income tax expense of $11.5 million for the same period in 2000. This primarily reflects the decrease in earnings before interest and taxes in the second quarter of 2001 compared to the income for 2000.

Six months ended April 30, 2001 compared with the six months ended April 30,
----------------------------------------------------------------------------
2000.
-----

For the six months period ended April 30, 2001, net sales increased 12 percent to $581.0 million in 2001 compared with $519.6 million for the same period in 2000. Two factors that impacted net sales during the first six months of 2001 were:

        o The volume of tons sold increased from 19.4 million tons to 21.7 million tons consisting of an increase of utility, metallurgical and industrial tons sold of 15, 15 and 4 percent, respectively, for an overall increase of 12 percent.

        o The average per ton realized price for coal sold remained consistent over the periods.

The market for utility coal has improved during the first six months of 2001 as spot market prices of Central Appalachian coal increased to a 20 year high. Unfortunately, most of the Massey tonnage sold in the first six months was committed prior to the upturn in the market. Realized prices for utility sales in the first six months of 2001 reflect a bottoming of the market prior to the recent market upturn.


--------------------------------------------------------------------------------

Other revenue, which consists of royalties, rentals, miscellaneous income and gains on the sale of non-strategic assets, decreased 45 percent to $17.1 million for the six months period ended April 30, 2001 compared with $31.1 million for the same period in 2000. The decrease was primarily due to a decrease in income from dispositions of non-strategic mineral reserves, which generated $15.9 million in 2000.

Cost of sales increased 23 percent to $479.3 million for the six months ended April 30, 2001 from $390.3 million in same period in 2000. This primarily was due to the 12 percent increase in tons sold. Cost of sales on a per ton basis increased by approximately 11 percent for the six months period ended April 30, 2001 compared with same period in 2000 as operational problems and adverse geologic conditions were encountered. Operating difficulties were encountered at several longwall mines and during the expansion of Massey's two large surface mines. Two new longwall mines, which started in January 2001, suffered through normal start-up problems. One longwall mine encountered unfavorable mining conditions while mining at an interim location during November and December. The Ellis Eagle longwall mine experienced flooding that caused significant disruption to coal production during April. The flooding caused reduced shipments from both the Marfork and Goals preparation plants. The two surface mines experienced higher than expected overburden ratios in the first and second quarter. Increases in operating costs related to the Martin County Coal slurry spill and the idling of the Martin County Coal preparation plant also negatively impacted cost of sales.

Cost of sales for the first six months of 2001 was partially offset by a $6.5 million pre-tax refund related to black lung excise taxes paid on coal export sales tonnage. The payment of black lung excise taxes on exported coal was determined to be unconstitutional by a 1998 federal district court decision. During the second quarter, the Internal Revenue Service substantially completed its audit of the Company's requested refund of black lung excise tax payments.

Depreciation, depletion and amortization increased by 2 percent to $87.6 million for the six months period ended April 30, 2001, compared to $85.7 million in 2000. The increase of $1.9 million was primarily due to capital expenditures made in recent years.

Selling, general and administrative expenses were $19.3 million for 2001, an increase from $16.8 million for 2000. The increase was attributed to additions in the administrative workforce due to the increased workload that is part of running a stand-alone publicly traded company, and increases in accruals for long-term executive stock-based compensation plans as a result of increases in the Massey stock price over the last six months.

Earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA"), was a positive $99.5 million for the six months ended April 30, 2001 compared to $143.6 million of the same period in 2000.

Interest income decreased to $6.5 million for 2001 compared with $8.9 million for 2000. This decrease was primarily due to an intercompany receivable from Fluor Corporation, which was outstanding for one month in the first six months of fiscal 2001 compared to six months in 2000. As noted above, $3.2 million was accrued in 2001 for interest due on the black lung excise tax refund.

Interest expense increased to $17.5 million for the six months ended April 30, 2001. The increase was primarily due to the addition of the 6.95 percent Senior Notes and commercial paper borrowings subsequent to the Spin-Off.

Income tax expense was $0.3 million for the six months period ended April 30, 2001 compared with income tax expense of $22.1 million for the same period in 2000. This primarily reflects the decrease in earnings before taxes in the first two quarters of 2001 compared to the income for 2000.


--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


At April 30, 2001, the Company's available liquidity was $193.8 million, including cash and cash equivalents of $11.2 million and $182.6 million from the Company's commercial paper program. Massey has $150 million 364-day and $250 million 3-year revolving credit facilities that serve to provide liquidity backstop to Massey's commercial paper program and are also available to meet the Company's ongoing liquidity needs. The total debt to book capitalization ratio was 37 percent at April 30, 2001. The cash flow provided/(utilized) by operating activities was $88.0 million in the first six months of 2001 and ($22.5) million for the same period in 2000. Cash utilized by operating activities reflects net earnings adjusted for non-cash charges and changes in working capital requirements. Net cash utilized by investing activities was $95.4 million for the first six months in 2001, and $83.2 million for the same period in 2000. The cash used in investing activities reflects capital expenditures in the amount of $99.9 million and $99.9 million for the six months ended April 30, 2001 and 2000, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining capacity and projects to improve the efficiency of mining operations. Financing activities primarily reflect changes in amounts due from Fluor Corporation and additional capital investments from Fluor prior to the Spin-Off. In addition to the cash spent on capital expenditures, during the first six months of 2001, the Company leased, through operating leases, $60.7 million of longwall and surface mining equipment.


OUTLOOK
-------

The Company expects a loss for the third fiscal quarter as the tight labor market, operational problems and generally poor mining conditions experienced in the first half of the fiscal year continue to impact earnings. Massey has taken a number of steps to mitigate the effects of these events and is in the process of expanding production, including the opening of seven new surface mines. The Company expects that record spot coal prices and increasing demand for coal will positively impact sales in 2002 and 2003.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

Massey's interest expense is sensitive to changes in the general level of interest rates in the United States. At April 30, 2001, Massey had outstanding $300 million aggregate principal amount of debt under fixed-rate instruments, however, the Company's primary exposure to market risk for changes in interest rates relates to its commercial paper program. At April 30, 2001, Massey had $217.4 million of aggregate principal amount of commercial paper outstanding ($216.9 million net of discount). At April 30, 2001 Massey's commercial paper bore interest at an average rate of 5.26 percent. Based on the commercial paper balance outstanding at April 30, 2001, a 100 basis point increase in the average issuance rate for Massey's commercial paper would increase Massey's annual interest expense by approximately $2.2 million.

Almost all of Massey's transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

Massey has not engaged in any interest rate, foreign currency exchange rate or commodity price-hedging transactions.


--------------------------------------------------------------------------------

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     The following describes material developments in legal proceedings affecting the Company, as previously described in Part II, Item 1 in the Company's Quarterly Report on Form 10-Q dated March 16, 2001, as they relate to the fiscal quarter ending April 30, 2001.

     a) With respect to the Martin County Coal impoundment discharge described in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000, and further discussed in the Company's Quarterly Report on Form 10-Q for the first quarter of Fiscal Year 2001, Martin County Coal reopened its preparation plant on April 2, 2001 after federal and state regulators approved an alternate means of refuse disposal. Martin County Coal is continuing to negotiate with the applicable agencies for refuse disposal areas that would allow for a long-term continuation of operations of Martin County Coal's preparation plant.

         Martin County Coal believes that the clean up of the spill is now largely complete.


Item 4.  Submission of Matters to a Vote of Security Holders

     a) On April 17, 2001, Massey Energy Company held its annual shareholders meeting for the purpose of (1) electing directors; (2) ratifying the appointment of Ernst and Young LLP as Massey Energy Company's independent public accountants for fiscal year 2001; (3) approving and adopting an amendment to the Stock Plan for Non-Employee Directors; and
         (4) approving and adopting an amendment to the 1997 Restricted Stock Plan for Non-Employee Directors.

        (1) Shareholders elected the following Class II directors and the vote tabulation for each individual director was as follows:

              Nominee                      For                   Withheld
              -------                      ---                   --------
              William R. Grant          62,564,014                185,013
              Dr. Martha Seger          62,572,014                177,013

        (2) Proposal to ratify the appointment of Ernst & Young LLP as auditors for the fiscal year ending October 31, 2001. This proposal was approved by a vote of 62,615,014 to 45,020, with 88,993 shares abstaining.

        (3) Proposal to approve and adopt an amendment to the Massey Energy Company Stock Plan for Non-Employee Directors that increases the number of shares of Common Stock authorized to be issued under such plan from 25,000 to 100,000. This proposal as approved by a vote of 60,445,933 to 2,072,471, with 219,063 shares abstaining.

        (4) Proposal to approve and adopt an amendment to the Massey Energy Company 1997 Restricted Stock Plan for Non-Employee Directors that increases the number of shares of Common Stock authorized to be issued under such plan from 60,000 to 200,000. This proposal was approved by a vote of 60,624,280 to 1,846,057, with 266,631 shares abstaining.


Item 5.  Other Information

     a) The Company's subsidiary, Marfork Coal Company, experienced unforeseen flooding of its Ellis Eagle longwall mine. The flooding, which began on April 14, 2000, has caused significant disruption to coal production. Shipments from both the Marfork and Goals preparation plants have been impacted. Additionally, the Marfork plant has suffered numerous flood-related operating problems due to excessive moisture in the raw coal. As a result, the affected Massey subsidiaries have issued notices of force majeure to about 15 domestic and export customers. Certain customers have complained about short falls in coal shipments. Massey has taken a number of steps to mitigate the effects of these events, and the Martin County spill including the establishment of additional surface mines and the restarting of the Martin County preparation plant.

     b) On October 20, 1999, the United States District Court for the Southern District of West Virginia ("District Court") issued an injunction against the West Virginia Division of Environmental Protection ("DEP") prohibiting it from issuing permits for the construction of valley fills over both intermittent and perennial stream segments as part of

--------------------------------------------------------------------------------
         mining operations. While Massey is not a party to this litigation, virtually all mining operations (including those of Massey) utilize valley fills to dispose of excess materials mined during coal production. On April 24, 2001, the Fourth Circuit Court of Appeals overruled the district court, finding that the 11th Amendment to the U.S. Constitution barred the suit against DEP in Federal Court. The plaintiffs may appeal the Fourth Circuit decision to the U.S. Supreme Court.


     c) On May 4, 2001, the Board of Directors unanimously elected James H. Harless as a Class I Director.



Item 6. Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

           Exhibit No.                         Description
           -----------                         -----------
              3.1 Restated Bylaws (as amended effective April 27, 2001) of Massey Energy Company

     (b)   Reports on Form 8-K.

           The Company filed a Form 8-K on May 24, 2001 which updated the description of the capital stock of Massey Energy Company ("Massey Energy"), which had been previously filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended, for the purpose of incorporation by reference in future filings under the securities laws.


--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MASSEY ENERGY COMPANY
                                      -------------------------
                                            (Registrant)

Date:  June 14, 2001                   /s/ J. M. Jarosinski
                                      ---------------------------------------
                                           J. M. Jarosinski,
                                           Vice President - Finance
                                           and Chief Financial Officer


                                       /s/ E. B. Tolbert
                                      ---------------------------------------
                                           E. B. Tolbert, Controller





                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

3.1              Restated Bylaws (as amended effective April 27, 2001) of Massey
                 Energy Company





--------------------------------------------------------------------------------
                                       15