Form 10-Q
period 2001-07-31
MASSEY ENERGY CO
filed 2001-09-14
CIK 37748

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


                                  (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended July 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]


As of August 31, 2001 there were 74,400,085 shares of common stock, $0.625 par value, outstanding.

                             MASSEY ENERGY COMPANY

                                   FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

TABLE OF CONTENTS                                                                                              PAGE
-------------------------------------------------------------------------------------------------------------------
Part I:   Financial Information                                                                                3

Item 1.   Condensed Consolidated Financial Statements                                                          3

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                9

Item 3.   Quantitative and Qualitative Discussions About Market Risk                                          12

Part II:  Other Information                                                                                   13

Item 1.   Legal Proceedings                                                                                   13

Item 5.   Other Information                                                                                   13

Item 6.   Exhibits and Reports on Form 8-K                                                                    14

Signatures                                                                                                    15

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MASSEY ENERGY COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                                                                      Three Months Ended                    Nine Months Ended
                                                                           July 31,                              July 31,
                                                                 -----------------------------         ---------------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                           2001               2000               2001              2000
                                                                 ----               ----               ----              ----
Net sales                                                        $ 301,792          $  272,847         $  882,797        $ 792,461
Other revenue                                                        9,744              20,523             26,856           51,603
                                                                 ---------          ----------         ----------        ---------
Total revenue                                                      311,536             293,370            909,653          844,064
Costs and expenses
        Cost of sales                                              265,770             210,118            745,041          600,456
        Depreciation, depletion and amortization                    46,969              40,364            134,541          126,043
        Selling, general and administrative                          4,535               5,165             23,852           21,944
                                                                 ---------          ----------         ----------        ---------
Total costs and expenses                                           317,274             255,647            903,434          748,443


(Loss) earnings before interest and taxes                           (5,738)             37,723              6,219           95,621

Interest income                                                        727              10,752              7,223           19,768
Interest expense                                                     8,611                  76             26,031              192
                                                                 ---------          ----------         ----------        ---------

(Loss) earnings before taxes                                       (13,622)             48,399            (12,589)         115,197

Income tax (benefit) expense                                        (4,228)             16,034             (3,924)          38,122
                                                                 ---------          ----------         ----------        ---------
Net (loss) earnings                                              $  (9,394)         $   32,365         $   (8,665)       $  77,075
                                                                 =========          ==========         ==========        =========

(Loss) earnings  per share (Note 7)
        Basic                                                    $   (0.13)         $     0.44         $    (0.12)       $    1.05
                                                                 =========          ==========         ==========        =========
        Diluted                                                  $   (0.13)         $     0.44         $    (0.12)       $    1.05
                                                                 =========          ==========         ==========        =========

Shares used to calculate (loss) earnings per share (Note 7)
        Basic                                                       73,951              73,469             73,806           73,469
                                                                 =========          ==========         ==========        =========
        Diluted                                                     73,951              73,469             73,806           73,472
                                                                 =========          ==========         ==========        =========

Dividends Per Share                                              $    0.04          $        -         $     0.12        $       -
                                                                 =========          ==========         ==========        =========


           See Notes to Condensed Consolidated Financial Statements.

                             MASSEY ENERGY COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      July 31, 2001 and October 31, 2000

                                   UNAUDITED

                                                                          JULY 31,                  OCTOBER 31,
$ IN THOUSANDS                                                              2001                           2000 *
----------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
  Cash and cash equivalents                                               $        3,004               $        6,929
  Trade and other accounts receivable                                            181,458                      215,574
  Inventories                                                                    114,822                      104,132
  Deferred taxes                                                                  10,255                        8,398
  Prepaid expenses and other                                                      76,965                       67,813
                                                                    --------------------       ----------------------
       Total current assets                                                      386,504                      402,846


Net Property, Plant and Equipment                                              1,579,091                    1,559,426
Other Noncurrent Assets
  Pension assets                                                                  77,030                       67,740
  Other                                                                          116,588                      131,118

                                                                    --------------------       ----------------------
       Total other noncurrent assets                                             193,618                      198,858
                                                                    --------------------       ----------------------

       Total assets                                                       $    2,159,213               $    2,161,130
                                                                    ====================       ======================

* Amounts at October 31, 2000 have been derived from audited financial statements.


                           (Continued On Next Page)

                             MASSEY ENERGY COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      July 31, 2001 and October 31, 2000

                                   UNAUDITED

                                                                                 JULY 31,                   OCTOBER 31,
$ IN THOUSANDS                                                                     2001                            2000 *
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable, principally trade, and bank overdrafts                        $      151,729               $     153,457
  Short-term debt                                                                        191,204                           -
  Payroll and employee benefits                                                           32,338                      30,784
  Income taxes payable                                                                       627                      12,222
  Other current liabilities                                                               63,345                      78,420
                                                                          ----------------------       ---------------------
        Total current liabilities                                                        439,243                     274,883

Long-term debt                                                                           300,000                           -
Noncurrent liabilities
  Deferred taxes                                                                         262,286                     254,022
  Other noncurrent liabilities                                                           292,678                     257,607
                                                                          ----------------------       ---------------------
        Total noncurrent liabilities                                                     554,964                     511,629

Shareholders' Equity
  Capital Stock
     Preferred - authorized 20,000,000 shares without par value;
     none issued                                                                               -                           -
     Common - authorized 150,000,000 shares of $0.625 par value;
     issued and outstanding - 74,390,229 shares                                           46,494                           -
  Additional capital                                                                      10,443                           -
  Retained earnings                                                                      813,028                           -
  Unamortized executive stock plan expense                                                (4,959)                          -
  Net investment by Fluor Corporation                                                          -                   1,653,682
  Due from Fluor Corporation                                                                   -                    (279,064)
                                                                          ----------------------       ---------------------
        Total shareholders' equity                                                       865,006                   1,374,618
                                                                          ----------------------       ---------------------

        Total liabilities and shareholders' equity                                $    2,159,213               $   2,161,130
                                                                          ======================       =====================

* Amounts at October 31, 2000 have been derived from audited financial statements.


           See Notes to Condensed Consolidated Financial Statements.

                             MASSEY ENERGY COMPANY

                   CONDENSED CONSOLIDATED STATEMENT OF CASH
                     FLOWS Nine Months Ended July 31, 2001
                                   and 2000

                                   UNAUDITED

$ IN THOUSANDS                                                                               2001                    2000
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) earnings                                                                      $   (8,665)             $   77,075
    Adjustments to reconcile net (loss) earnings to cash utilized by operating activities:
       Depreciation, depletion and amortization                                                 134,541                 126,043
       Deferred taxes                                                                             6,795                  22,522
       Changes in operating assets and liabilities, excluding effects of
       business acquisitions/dispositions                                                        39,222                (121,706)
       Other, net                                                                                 1,874                 (26,108)
                                                                                      -------------------      -----------------
Cash provided by operating activities
                                                                                                173,767                  77,826
                                                                                      -------------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                                       (165,765)               (146,832)
    Cash from sale of interest in Appalachian Synfuel, LLC                                        3,600                       -
    Proceeds from sale of property, plant and equipment                                             313                  29,361
                                                                                      -------------------      -----------------
Cash utilized by investing activities                                                          (161,852)               (117,471)
                                                                                      -------------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Decrease in short-term debt, net                                                            (87,025)                      -
    Decrease in amount due from Fluor Corporation                                                67,554                  25,495
    Equity contributions from Fluor Corporation                                                   2,476                  11,164
    Cash dividends paid                                                                          (8,788)                      -
    Stock options exercised                                                                       8,839                       -
    Other, net                                                                                    1,104                       -
                                                                                      -------------------      -----------------
Cash (utilized) provided by financing activities                                                (15,840)                 36,659
                                                                                      -------------------      -----------------

Decrease in cash and cash equivalents                                                            (3,925)                 (2,986)
Cash and cash equivalents at beginning of period                                                  6,929                   8,051
                                                                                      -------------------      -----------------

Cash and cash equivalents at end of period                                                   $    3,004              $    5,065
                                                                                      ===================      =================


           See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with Massey Energy Company's ("Massey" or "the Company") Annual Report on Form 10-K for the fiscal year ended October 31, 2000. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months and nine months ended July 31, 2001 are not necessarily indicative of results that can be expected for the full year.

     The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at July 31, 2001, its consolidated results of operations for the three months and nine months ended July 31, 2001 and 2000, and its consolidated cash flows for the nine months ended July 31, 2001 and 2000.

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

     As a result of the Spin-Off, the following occurred which affected Massey's ongoing operations:

     .    Massey no longer invests in Fluor commercial paper;

     . Massey no longer loans amounts in excess of operating and capital needs to Fluor and the amounts due from Fluor were repaid as part of the Spin-Off;

     . Fluor's previously issued $300 million of 6.95 percent Senior Notes due March 1, 2007, with interest payable semi-annually on March 1 and September 1 of each year, became the obligation of Massey; and

     . Massey issued $275 million of its own commercial paper and utilized $3.5 million of cash to refund the $278.5 million of Fluor commercial paper assumed as a result of the Spin-Off.

     Massey's equity structure was also impacted as a result of the Spin-Off. As noted above, Massey assumed from Fluor $300 million of 6.95 percent Senior Notes, $278.5 million of Fluor commercial paper, other equity contributions from Fluor, and assumed Fluor's common stock equity structure. These Spin-Off occurrences, in addition to the net income for the nine months ended July 31, 2001, dividends paid, and options exercised, resulted in a change in shareholders' equity from $1,374.6 million at October 31, 2000 to $865.0 million at July 31, 2001, a net reduction of $509.6 million.

(3) Effective November 1, 2000, the Company adopted Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities". The Company has determined that the adoption of these accounting standards and subsequent implementation guidance did not have a material impact on the Company's financial statements.

(4) In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 is effective for the Company beginning in fiscal year 2003. The Company is currently evaluating the impact that SFAS 143 will have on its financial condition and results of operations.

(5)  Inventories are comprised of:

                                                                     July 31,        October 31,
     $ in thousands                                                    2001             2000
     -------------------------------------------------------------------------------------------------------------
     Coal                                                          $    94,208       $    82,636
     Other                                                              20,614            21,496
                                                                   -----------       -----------
                                                                   $   114,822       $   104,132
                                                                   ===========       ===========

(6)  Net Property, Plant and Equipment is comprised of:

                                                                     July 31,         October 31,
     $ in thousands                                                    2001               2000
     -------------------------------------------------------------------------------------------------------------
     Property, Plant and Equipment, at cost                        $ 2,633,664       $ 2,517,052
     Accumulated depreciation, depletion and amortization           (1,054,573)         (957,626)
                                                                   ------------     -------------
                                                                   $ 1,579,091       $ 1,559,426
                                                                   ============     =============

(7) The number of shares used to calculate basic earnings per share for the three months and nine months ended July 31, 2000 is based on the number of Massey shares outstanding immediately following the Spin-Off. The number of shares used to calculate basic earnings per share for all other periods presented is based on the weighted average outstanding shares of Massey Energy during the respective periods. The number of shares used to calculate diluted earnings per share is based on the number of shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by Massey employees each period. In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities was excluded from the calculation of the diluted loss per common share in the three months and nine months ended July 31, 2001 as such inclusion would result in antidilution.

(8) During the third fiscal quarter of 2001, management decided to move a longwall to better mining conditions in another mine location by the end of October 2001. As a result, unamortized longwall panel development costs of $7.6 million as of July 31, 2001 were determined to be impaired. These development costs were written off at the end of the third quarter.

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


RESULTS OF OPERATIONS
---------------------

Three months ended July 31, 2001 compared with the three months ended July 31,
------------------------------------------------------------------------------
2000.
----

In the third fiscal quarter of 2001, net sales increased 10.6 percent to $301.8 million in 2001 compared with $272.8 million for the same period in 2000. Two factors that impacted net sales during the third quarter 2001 were:

     . The volume of tons sold increased 4.8 percent from 10.2 million tons to
       10.7 million tons consisting of an increase of utility and industrial tons sold of 16 and 28 percent, respectively, and a decrease of metallurgical tons sold of 17 percent.

     . The average per ton sales price for coal increased 5.4 percent from $26.69 per ton for the three months ended July 31, 2000 to $28.12 per ton for the same period in 2001.

The market for utility coal continued to improve during the third quarter of fiscal year 2001 as spot market prices of Central Appalachian coal have increased to 20-year highs. However, most of the Massey tonnage sold in the third quarter was committed prior to the upturn in the market. While realized prices for utility sales in the third fiscal quarter continued to reflect a bottoming of the market prior to the recent market upturn, the Company is starting to benefit from the improved market conditions.

Other revenue, which consists of royalties, rentals, miscellaneous income and gains on the sale of non-strategic assets, decreased 53 percent to $9.7 million for the third quarter of 2001 compared with $20.5 million for the same period in 2000. The decline was primarily due to a decrease in income from dispositions of non-strategic mineral reserves, which generated $10.6 million in 2000 compared to $1.1 million for 2001. As part of its management of coal reserves, Massey regularly sells reserves located in less strategic areas or exchanges them for reserves located in more synergistic locations.

Cost of sales increased 26 percent to $265.8 million for the third quarter of 2001 from $210.1 million in the same period in 2000. This was primarily due to the 4.8 percent increase in tons sold. Cost of sales on a per ton basis increased by 21 percent in the third quarter of 2001 compared with the same period in 2000 as operating difficulties at several of Massey's longwall mines continued to negatively impact production and costs during the third quarter. In addition, heavy rains in Central Appalachia during July increased employee absenteeism and disrupted loading operations and rail service, delaying coal shipping. The Company's labor costs were higher in the quarter due to the extremely tight labor market in Central Appalachia and decreases in productivity related to the training of new miners. Cost of sales for the third quarter of 2001 included a $7.6 million pre-tax write-off of unamortized panel development costs at the Jerry Fork longwall mine. The Company decided late in the third quarter to move this longwall unit to Sidney's Rockhouse Mine in late October to take advantage of better mining conditions.

The increase in cost of sales for the third quarter of fiscal year 2001 was partially offset by a $3.0 million pre-tax refund related to black lung excise taxes paid on coal export sales tonnage. During the third fiscal quarter of 2000 a $12.0 million pre-tax refund for black lung excise tax was recorded, reducing third quarter 2000 cost of sales. Black lung excise taxes on exported coal were determined to be unconstitutional by a 1998 federal district court decision.

Depreciation, depletion and amortization increased by 16 percent to $47.0 million in the third quarter of 2001 compared to $40.4 million in 2000. The increase of $6.6 million was primarily due to capital expenditures made in recent years.

Selling, general and administrative expenses were $4.5 million for the third quarter of 2001 compared to $5.2 million for 2000. The decrease was attributed to decreases in accruals for long-term executive stock-based compensation plans as a result of decreases in the Massey stock price during the quarter, partially offset by additions in the administrative workforce due to the increased workload that is part of running a stand-alone publicly traded company.

Earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA"), was $41.2 million for the three months ended July 31, 2001 compared to $78.1 million for the same period in 2000.

Interest income decreased to $0.7 million for the three months ended July 31, 2001 compared with $10.8 million for the same period in 2000. Interest income for the third quarter of fiscal year 2000 reflected $5.3 million of interest receivable on the black lung excise tax refund as discussed above and income from an intercompany receivable from Fluor Corporation, which was only in place in 2000 until the Spin-Off.

Interest expense increased to $8.6 million for the three months ended July 31, 2001 compared with $0.1 million for the same period in 2000. The increase was primarily due to the addition of the 6.95 percent Senior Notes and commercial paper borrowings subsequent to the Spin-Off.

Income tax benefit was $4.2 million for the third quarter 2001 compared with income tax expense of $16.0 million for the same period in 2000. This primarily reflects the decrease in earnings before interest and taxes in the third quarter of 2001 compared to the income for 2000.

Nine months ended July 31, 2001 compared with the nine months ended July 31,
----------------------------------------------------------------------------
2000.
----

For the nine month period ended July 31, 2001, net sales increased 11.4 percent to $882.8 million compared with $792.5 million for the same period in 2000. Two factors that impacted net sales during the first nine months of 2001 were:

     . The volume of tons sold increased 9.3 percent from 29.7 million tons to
       32.4 million tons consisting of an increase of utility and industrial tons sold of 16 and 19 percent, respectively, and a decrease of metallurgical tons sold of 4 percent.

     . The average per ton sales price for coal increased 2.0 percent from $26.66 per ton for the nine months ended July 31, 2000 to $27.19 per ton for the same period in 2001.

The market for utility coal has improved during the first nine months of 2001 as spot market prices of Central Appalachian coal increased to a 20 year high. Most of the Massey tonnage sold in the first nine months was committed prior to the upturn in the market, although prices in the third quarter began to improve with market conditions. Realized prices for utility sales in the first six months of 2001 reflect a bottoming of the market prior to the recent market upturn.

Other revenue, which consists of royalties, rentals, miscellaneous income and gains on the sale of non-strategic assets, decreased 48 percent to $26.9 million for the nine month period ended July 31, 2001 compared with $51.6 million for the same period in 2000. The decline was primarily due to a decrease in income from dispositions of non-strategic mineral reserves, which generated $26.5 million in 2000, compared to $1.1 million for 2001.

Cost of sales increased 24 percent to $745.0 million for the nine months ended July 31, 2001 from $600.5 million in the same period in 2000. This was primarily due to the 9.3 percent increase in tons sold. Cost of sales on a per ton basis increased by 14 percent for the nine month period ended July 31, 2001 compared with the same period in 2000. Operational problems continued to impact production and costs, and heavy rains in Central Appalachia in July increased employee absenteeism and disrupted loading operations and rail service, delaying coal shipping. Operating difficulties and problematic geologic conditions were encountered at several longwall mines and during the expansion of two large surface mines. Two new longwall mines, which started in January 2001, experienced normal start-up problems. One longwall mine encountered unfavorable mining conditions while mining at an interim location during November and December. The Ellis Eagle longwall mine experienced flooding that caused significant disruption to coal production during April and May. The flooding caused reduced shipments from both the Marfork and Goals preparation plants. The two surface mines experienced higher than expected overburden ratios in the first and second quarters. Increases in operating costs related to the Martin County Coal slurry spill and the idling of the Martin County Coal preparation plant also negatively impacted cost of sales. Cost of sales for the third quarter of 2001 included a $7.6 million pre-tax write-off of unamortized panel development costs at the Jerry Fork longwall mine. The Company decided late in the third quarter to move this longwall unit to Sidney's Rockhouse Mine in late October to take advantage of better mining conditions.

The increase in cost of sales for the first nine months of 2001 was partially offset by a $9.5 million pre-tax refund related to black lung excise taxes on coal export sales tonnage. Black lung excise taxes on exported coal were determined to be unconstitutional by a 1998 federal district court decision. During the second quarter, the Internal Revenue Service substantially completed its audit of the Company's requested refund of black lung excise tax payments.

Depreciation, depletion and amortization increased by 7 percent to $134.5 million for the nine month period ended July 31, 2001, compared to $126.0 million in 2000. The increase of $8.5 million was primarily due to capital expenditures made in recent years.

Selling, general and administrative expenses were $23.9 million for 2001, an increase from $21.9 million for 2000. The increase was attributed to additions in the administrative workforce due to the increased workload that is part of running a stand-alone publicly traded company and increased accruals for long-term executive stock-based compensation plans.

Earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA"), was a positive $140.8 million for the nine months ended July 31, 2001 compared to $221.7 million of the same period in 2000.

Interest income decreased to $7.2 million for the nine months ended July 31, 2001 compared with $19.8 million for the same period in 2000. This decrease was primarily due to an intercompany receivable from Fluor Corporation, which was outstanding for one month in the nine months of fiscal 2001 compared to nine months in 2000. In the second quarter of 2001, $3.2 million was accrued for interest due on the black lung excise tax refund as noted above, while in the third fiscal quarter of 2000, $5.3 million was accrued for interest on the black lung excise tax refund.

Interest expense increased to $26.0 million for the nine months ended July 31, 2001 compared with $0.2 million for the same period in 2000. The increase was primarily due to the addition of the 6.95 percent Senior Notes and commercial paper borrowings subsequent to the Spin-Off.

Income tax benefit was $3.9 million for the nine month period ended July 31, 2001 compared with income tax expense of $38.1 million for the same period in 2000. This primarily reflects the decrease in earnings before taxes in the first three quarters of 2001 compared to the income for 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


At July 31, 2001, the Company's available liquidity was $204 million, including cash and cash equivalents of $3 million and $200.8 million from the Company's commercial paper program. Massey had $191.2 million of short-term debt as of July 31, 2001 consisting of $183.5 million of consolidated commercial paper (outstanding commercial paper of $198.8 million net of discount offset by $15.3 million of Massey commercial paper purchased by various Massey subsidiaries), and a $7.7 million promissory note payable November 1, 2001 related to a strategic property purchase during the third quarter. Massey has $150 million 364-day and $250 million 3-year revolving credit facilities that serve to provide liquidity backstop to Massey's commercial paper program and are also available to meet the Company's ongoing liquidity needs. The total debt-to-book capitalization ratio was 36.2 percent at July 31, 2001. The cash flow provided by operating activities was $173.8 million in the first nine months of 2001 and $77.8 million for the same period in 2000. Cash provided by operating activities reflects net earnings adjusted for non-cash charges and changes in working capital requirements. Net cash utilized by investing activities was $161.9 million for the first nine months in 2001, and $117.5 million for the same period in 2000. The cash used in investing activities reflects capital expenditures in the amount of $165.8 million and $146.8 million for the nine months ended July 31, 2001 and 2000, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining capacity and projects to improve the efficiency of mining operations. Financing activities primarily reflect changes in amounts due from Fluor Corporation and additional capital investments from Fluor prior to the Spin-Off. In addition to the cash spent on capital expenditures, during the first nine months of 2001, the Company leased, through operating leases, $79.4 million of longwall and surface mining equipment.


OUTLOOK
-------

Operational, expansion and labor shortage issues are expected to continue to negatively impact the Company's financial results for the fourth quarter. The Company expects that record spot coal prices and increasing demand for coal will positively impact sales in 2002 and 2003 and has decided to increase its capital spending, both in the second half of fiscal 2001 and 2002, to take advantage of opportunities to expand production capacity, reduce production cost and improve processing and shipping capability.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

Massey's interest expense is sensitive to changes in the general level of interest rates in the United States. At July 31, 2001, Massey had outstanding $300 million aggregate principal amount of debt under fixed-rate instruments; however, the Company's primary exposure to market risk for changes in interest rates relates to its commercial paper program. At July 31, 2001, Massey had $199.2 million of aggregate principal amount of commercial paper outstanding ($198.8 million net of discount). At July 31, 2001 Massey's commercial paper bore interest at an average rate of 4.05 percent. Based on the commercial paper balance outstanding at July 31, 2001, a 100 basis point increase in the average issuance rate for Massey's commercial paper would increase Massey's annual interest expense by approximately $2.0 million.

Almost all of Massey's transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

Massey has not engaged in any interest rate, foreign currency exchange rate or commodity price-hedging transactions.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     The following describes material developments in legal proceedings affecting the Company, as previously described in Part II, Item 1 in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2001, as they relate to the fiscal quarter ended July 31, 2001.

     a) With respect to the Martin County Coal impoundment discharge described in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000, and further discussed in the Company's Quarterly Reports on Form 10-Q for the first and second quarters of fiscal year 2001, Martin County Coal is continuing to negotiate with the applicable agencies for refuse disposal areas that would allow for a long-term continuation of operations of Martin County Coal's preparation plant.

           As of July 31, 2001, cleanup costs of approximately $36.9 million were expended, $27.1 million of which have been paid or reimbursed by insurance companies to date. Massey continues to seek insurance reimbursement of any and all covered costs, the majority of which are recorded as a receivable in the Company's financial statements.

           On June 26, 2001, the West Virginia Department of Environmental Protection ("WVDEP") filed a civil action against Martin County Coal in the Wayne County, West Virginia Circuit Court to redress alleged injury to, destruction or loss of natural resources in the State of West Virginia and alleged violations of law resulting from the impoundment discharge.

     b) In June 1998, Harman Mining Corporation ("Harman") filed a breach of contract action against Wellmore Coal Corporation ("Wellmore"), a former Massey subsidiary, in Buchanan County, Virginia Circuit Court, described in the Company's Form 10-K for the fiscal year ended October 31, 2000. On August 24, 2000, Harman received a jury verdict against Wellmore assessing $6 million in damages. Massey's subsidiary, Knox Creek Coal Corporation, has assumed the defense of this action under the terms of the stock purchase agreement by which it sold the stock of Wellmore and, on August 6, 2001 filed a petition for appeal of the adverse determination on liability and damages to the Supreme Court of Virginia.

           Additionally, Harman and its sole shareholder, Hugh Caperton, filed a separate action against Massey and certain subsidiaries in Boone County, West Virginia Circuit Court, alleging that Massey and its subsidiaries tortiously interfered with Harman's contract with Wellmore. This action is described in the Company's Form 10-K for the fiscal year ended October 31, 2000. Massey is defending this action vigorously and believes that it has numerous valid defenses to the claims. This action is set for trial beginning February 19, 2002.

     c) On April 28, 2000, WVDEP issued two show cause orders to Marfork Coal Company, Inc. ("Marfork"). The orders alleged patterns of violations relating, respectively, to water quality and air quality at Marfork's coal preparation plant. On December 20, 2000, WVDEP issued Marfork a third show cause order, relating to alleged water quality violations at the coal preparation plant. In lieu of a show cause hearing, Marfork entered into a consent agreement with WVDEP in April 2001. The agreement required Marfork to undertake remedial actions and to expend $100,000 on community improvement projects approved by WVDEP.

     d) WVDEP has also issued orders to (i) Marfork on June 7, 2001, ordering it to show cause why the permit for its refuse impoundment should not be suspended or revoked because of an alleged pattern of violations relating to water quality, (ii) Green Valley Coal Company ("Green Valley") on August 21, 2001,ordering it to show cause why the permit for a refuse disposal area should not be suspended or revoked in response to an alleged pattern of violations relating to water quality, and (iii) Independence Coal Company, Inc. ("Independence") on August 24, 2001, ordering it to show cause why the permit for its preparation plant should not be suspended or revoked because of an alleged pattern of violations relating to water quality, waste disposal and refuse placement. The hearing related to Marfork will be scheduled for late September 2001. Green Valley and Independence each intend to timely request a hearing and each hearing should be scheduled within thirty (30) days after such request. In the event of an adverse determination, the affected permits could be suspended or revoked. If a permit is revoked, Massey and its subsidiaries could be prohibited from receiving additional permits. The companies intend to vigorously defend these enforcement actions.

Item 5.    Other Information

     a) The Company's West Virginia and Kentucky operations were affected by flooding that occurred in July in Central Appalachia. The flooding disrupted coal production and shipments. This event adversely impacted the Company's efforts to mitigate the previous force majeure events resulting from the slurry spill at Martin County and the longwall flooding at Marfork's Ellis Eagle mine. Certain customers have complained about shortfalls in coal shipments. The Company has taken a number of steps to deal with these complaints, including starting up new mines and purchasing additional coal trucks to expedite shipping. Several customers have agreed to defer tonnage into calendar year 2002. The Company continues to seek to resolve any other customer complaints through similar arrangements.

     b) On October 20, 1999, the United States District Court for the Southern District of West Virginia ("District Court") issued an injunction against the WVDEP prohibiting it from issuing permits for the construction of valley fills over both intermittent and perennial stream segments as part of mining operations. While Massey is not a party to this litigation, virtually all mining operations (including those of Massey) utilize valley fills to dispose of excess materials mined during coal production. On April 24, 2001, the Fourth Circuit Court of Appeals overruled the district court, finding that the 11th Amendment to the U.S. Constitution barred the suit against DEP in Federal Court. On July 13, 2001, the Fourth Circuit Court of Appeals denied the plaintiffs' petition for rehearing en banc. The plaintiffs may appeal the Fourth Circuit decision to the U.S. Supreme Court.

     c) On August 21, 2001, the Kentuckians for the Commonwealth, an environmental group, sued the U.S. Corps of Engineers (the "Corps") for issuing a Nationwide Permit (i.e., a general permit issued for a class of activities that does not require a permit applicant to undergo individual review) to Martin County Coal allowing construction of valley fills in waters of the United States. The lawsuit, filed in the United States District Court for the Southern District of West Virginia, alleges that the Corps lacks the authority under the Clean Water Act to issue permits for valley fills in waters of the United States. Alternatively, the plaintiffs argue that fills cannot be approved: (i) pursuant to a Nationwide Permit rather than an individual permit; (ii) without an environmental impact statement;
           (iii) without analyzing measures for avoiding and minimizing impacts on streams; and (iv) without waiting for the U.S. Environmental Protection Agency to complete proceedings under the Clean Water Act to veto Martin County Coal's permit. Prior to the lawsuit being filed, Martin County Coal sold the property subject to the permit to an unrelated company and the Corps is in the process of transferring the permit to that company. While neither Martin County Coal nor Massey are a party to this litigation, virtually all mining operations (including those of Massey) utilize valley fills to dispose of excess materials mined during coal production.

     d) On August 31, 2001, the United States District Court for the Southern District of West Virginia issued a ruling on a suit by the West Virginia Highlands Conservancy, an environmental group, against the federal Office of Surface Mining ("OSM"). The court ruled that OSM has failed to require the WVDEP to insure that adequate reclamation bonds exist to ensure the reclamation of mining operations in the event of bond forfeitures. However, prior to the court's ruling, OSM initiated proceedings that could lead to it taking over the West Virginia bonding program by setting deadlines for WVDEP to increase the amount paid toward reclamation bonds. Consequently, the court did not order immediate takeover by OSM of the West Virginia bonding program; rather, it ruled that the court intends to enforce OSM's established deadlines against WVDEP.

     e) On July 17, 2001, the Board of Directors established the Public and Environmental Policy Committee and appointed James H. Harless, James
           L. Gardner and E. Gordon Gee, as members. Mr. Harless will also serve as chairman of the committee.

Item 6. Exhibits and Reports on Form 8-K.

    (a)    Exhibits.

          Exhibit No.                     Description
          -----------                     -----------

           10 Amendment to Massey Energy Company 1982 Shadow Stock Plan dated July 17, 2001

    (b)    Reports on Form 8-K.

          None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MASSEY ENERGY COMPANY
                                             -----------------------------------
                                                   (Registrant)

Date: September 14, 2001                     /s/ J. M. Jarosinski
                                             -----------------------------------
                                                 J. M. Jarosinski,
                                                 Vice President - Finance
                                                 and Chief Financial Officer


                                             /s/ E. B. Tolbert
                                             -----------------------------------
                                                 E. B. Tolbert, Controller


                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------

   10 Amendment to Massey Energy Company 1982 Shadow Stock Plan dated July 17, 2001