Form 10-K
period 2001-10-31
MASSEY ENERGY CO
filed 2002-01-29
CIK 37748

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended October 31, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the transition period from        to

                          Commission File No. 1-7775

                             MASSEY ENERGY COMPANY
            (Exact name of registrant as specified in its charter)

                      Delaware                 95-0740960
                   (State or other          (I.R.S. Employer
                   jurisdiction of       Identification Number)
                  incorporation or
                    organization)

                 4 North 4th Street,              23219
                 Richmond, Virginia
                (Address of principal          (Zip Code)
                 executive offices)

     Registrant/'/s telephone number, including area code: (804) 788-1800

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant/'/s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the registrant/'/s voting stock held by non-affiliates was $1,550,160,567.70 on December 31, 2001 based upon the volume weighted average sales price of the registrant/'/s Common Stock.

   Common Stock, $0.625 par value, outstanding as of December 31, 2001 - 74,773,920 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates certain information by reference from the registrant/'/s definitive proxy statement for the 2002 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the registrant/'/s fiscal year ended October 31, 2001.

   From time to time, Massey Energy Company ("Massey" or the "Company") makes certain comments and disclosures in reports and statements, including this report, or statements made by its officers which may be forward-looking in nature. Examples include statements related to Company growth, the adequacy of funds to service debt and the Company's opinions about trends and factors which may impact future operating results. These forward-looking statements could also involve, among other things, statements regarding the Company's intent, belief or expectation with respect to (i) the Company's results of operations and financial condition, (ii) the consummation of acquisition, disposition or financing transactions and the effect thereof on the Company's business, and
(iii) the Company's plans and objectives for future operations and expansion or consolidation.

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

   The Company wishes to caution readers that forward-looking statements, including disclosures which use words such as the Company "believes," "anticipates," "expects," "estimates" and similar statements, are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations. Any forward-looking statements should be considered in context with the various disclosures made by the Company about its businesses, including without limitation the risk factors more specifically described below in Item 1. Business, under the heading "Business Risks."

                                    Part I

Item 1.  Business

   On November 30, 2000, the Company completed a reverse spin-off (the "Spin-Off"), which divided it into the spun-off corporation, "new" Fluor Corporation ("New Fluor"), and Fluor Corporation, subsequently renamed Massey Energy Company, which retained the Company's coal-related businesses. Except as the context otherwise requires, the terms "Massey" or the "Company" as used herein shall include Massey Energy Company, its wholly owned subsidiary, A. T. Massey Coal Company, Inc. ("A. T. Massey"), and A. T. Massey's subsidiaries.

   In the Energy Ventures Analysis ranking of coal companies by 2001 revenues, Massey is the fifth largest coal company in the United States, and the largest in the Central Appalachian region. Massey produces, processes and sells bituminous, low sulfur coal of steam and metallurgical grades through its eighteen processing and shipping centers, called "resource groups," many of which receive coal from multiple coal mines. Massey currently operates 37 underground mines (four of which employ both room and pillar and longwall mining) and 14 surface mines (with six highwall miners in operation) in West Virginia, Kentucky and Virginia. Its steam coal is primarily purchased by utilities and industrial clients as fuel for power plants. Its metallurgical coal is used primarily to make coke for use in the manufacture of steel.

   A. T. Massey was originally incorporated in Richmond, Virginia in 1920 as a coal brokering business. In the late 1940s, A. T. Massey expanded its business to include coal mining and processing. In 1974, St. Joe Minerals acquired a majority interest in A. T. Massey. St. Joe Minerals was then acquired by Fluor in 1981. A. T. Massey has been wholly owned by Fluor (now Massey) since 1987.

   Massey has changed its fiscal year end from October 31 to December 31 to enhance the financial community's ability to analyze and compare Massey to others in the coal industry. This annual report on Form 10-K will cover the former fiscal year ending October 31, 2001. Massey will file on Form 10-Q a report covering the transition period between the fiscal year ended October 31, 2001 and the new fiscal year beginning January 1, 2002.

Industry Overview

   A major contributor to the world energy supply, coal represents approximately 22% of the world's primary energy consumption. The primary use for coal is to fuel electrical power generation. In calendar year 2000, coal was used to generate 52% of the electricity produced in the United States.

   The United States is the second largest coal producer in the world, exceeded only by China. Other leading coal producers include India, South Africa, and Australia. The United States is the largest holder of coal reserves in the world, with over 250 years supply at current production rates. U.S. coal reserves are more plentiful than oil or natural gas, with coal representing approximately 76% of the nation's fossil fuel reserves.

   U.S. coal production has more than doubled during the last 30 years. In 2001, total coal production as estimated by the United States Department of Energy ("DOE") was 1.1 billion tons. The primary producing regions were the Powder River Basin (36%), Central Appalachia (23%), Midwest (14%), Northern Appalachia (13%), West (other than the Powder River Basin) (12%) and other (2%). Approximately 65% of U.S. coal is produced by surface mining methods. The remaining 35% is produced by underground mining methods that include room and pillar mining and longwall mining.

   Coal is used in the United States by utilities to generate electricity, by steel companies to make products with blast furnaces, and by a variety of industrial users to heat and power foundries, cement plants, paper mills, chemical plants and other manufacturing and processing facilities. Significant quantities of coal are also exported from both east and west coast terminals. The breakdown of 2001 U.S. coal demand, as estimated by Resource Data International, Inc. ("RDI"), is as follows:

                      End Use          Tons (millions) % of Total
                      -------          --------------- ----------
              Electrical generation...      1,007          86%
              Industrial users........         66           6%
              Exports.................         64           6%
              Steel making............         27           2%
              Residential & commercial          5         -- %
                                            -----         ---
              Total...................      1,169         100%
                                            =====         ===

   Coal has long been favored as an electrical generating fuel because of its basic economic advantage. The largest cost component in electrical generation is fuel. This fuel cost is typically lower for coal than competing fuels such as oil and natural gas. RDI estimated the average total production costs of electricity-using coal and competing generation alternatives in 2001 as follows:

                                             Cost per million
                  Electrical Generation Type  Kilowatt Hours
                  -------------------------- ----------------
                   Natural Gas..............      $6.103
                   Oil......................      $5.480
                   Other (solar, wind, etc.)      $3.503
                   Nuclear..................      $1.749
                   Coal.....................      $1.690
                   Hydroelectric............      $0.464

   According to RDI, 15 of the 25 lowest operating cost electrical generation power plants in the United States during 2000 were fueled by coal. Coal used as fuel to generate electricity is commonly referred to as "steam coal."

   There are factors other than fuel cost that influence each utility's choice of electrical generation mode, including facility construction cost, access to fuel transportation infrastructure, environmental restrictions, and other factors. The breakdown of U.S. electrical generation by fuel source in 2001, as estimated by RDI, is as follows:

         Electrical Generation Source % of Total Electrical Generation
         ---------------------------- --------------------------------
                     Coal............                54%
                   Nuclear...........                20%
                 Natural Gas.........                15%
                    Hydro............                 8%
                     Oil.............                 2%
                    Other............                 1%
                                                    ---
                    Total............               100%
                                                    ===

   RDI projects that generators of electricity will increase their demand for coal as demand for electricity increases. Because coal-fired generation is used in most cases to meet base load requirements, coal consumption has generally grown at the pace of electricity demand growth. Demand for electricity has historically grown in proportion to U.S. economic growth.

   The United States ranks second among worldwide exporters of coal. Australia is the largest exporter, with other major exporters including South Africa, Indonesia, Canada, Taiwan, and Colombia. U.S. exports have decreased by over 46% since 1991 as a result of increased international competition and the U.S. dollar's strength in comparison to foreign currencies. According to DOE, the usage breakdown for 2000 U.S. exports of 59 million tons was 44% for electrical generation and 56% for steel making. U.S. coal exports were shipped to more than 40 countries. The largest purchaser of exported steam coal was Canada, which took 15 million tons or 58% of total steam coal exports. The largest purchaser of exported metallurgical coal was Europe, which represented 20 million tons or 61% of total metallurgical coal exports.

   The type of coal used in steel making is referred to as metallurgical coal, and is distinguished by special quality characteristics that include high carbon content, low expansion pressure, low sulfur content, and various coal chemistry attributes. Metallurgical coal is also high in heat content (as measured in British thermal units ("Btus")), and therefore is desirable to utilities as fuel for electrical generation. Consequently, metallurgical coal producers have the ongoing opportunity to select the market that provides maximum revenue. The premium price offered by steel makers for the metallurgical quality attributes is typically higher than the price offered by utility coal buyers that value only the heat content. The primary concentration of U.S. metallurgical coal reserves is located in the Central Appalachian region. RDI estimates that the Central Appalachian region supplied 87% of domestic metallurgical coal and 97% of U.S. exported metallurgical coal during 2000.

   Industrial users of coal typically purchase high Btu products with the same type of quality focus as utility coal buyers. The primary goal is to maximize heat content, with other specifications like ash content, sulfur content, and size varying considerably among different customers. Because most industrial coal consumers use considerably less tonnage than electric generating stations, they typically prefer to purchase coal that is screened and sized to specifications that streamline coal handling processes. Due to the more stringent size and quality specifications, industrial customers often pay a 10% to 15% premium above utility coal pricing (on comparable quality). The largest regional supplier to the industrial market sector has historically been Central Appalachia, which supplied approximately 35% of all U.S. industrial coal demand in 2001.

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

Mining Methods

   Massey produces coal using four distinct mining methods: underground room and pillar, underground longwall, surface and highwall mining.

   Use of continuous miner machines in the room and pillar method of underground mining represented approximately 46% of Massey's 2001 coal production.

   Production from underground longwall mining operations constituted about 18% of Massey's 2001 production. Massey now operates four longwall units.

   Surface mining represented approximately 29% of Massey's 2001 coal production. Massey has established large-scale surface mines in Boone and Nicholas counties of West Virginia. Other Massey surface mines are smaller in scale. Massey surface mines also use highwall mining systems to produce coal from high overburden areas. Highwall mining represented approximately 7% of Massey's 2001 coal production.

Mining Operations

   Massey currently has eighteen distinct resource groups or mining complexes, including thirteen in West Virginia, four in Kentucky and one in Virginia. These complexes receive, blend, process and ship coal that is produced from one or more mines, with a single complex handling the coal production of as many as eight distinct underground or surface mines. These mines have been developed at strategic locations in close proximity to the Massey preparation plants and rail shipping facilities. Coal is transported from Massey's mining complexes to customers by means of railroad cars or trucks, with rail shipments representing approximately 89% of 2001 coal shipments.

   The following table provides key summary information on all Massey mining complexes (Resource Groups) that were active in 2001.

                            Massey Resource Groups

                                            2001        2001                                    Year Established
Resource Group Name      Location       Production(1) Shipments     Coal Quality      Reserves    or Acquired
------------------- ------------------- ------------- --------- --------------------- --------- ----------------
                                          (000's of   (000's of                       (000's of
                                            Tons)       Tons)                         Tons)(2)
 Delbarton......... Mingo County, WV        3,274       2,179   Low Sulfur Utility      278,000       1999
                                                                Low Sulfur Industrial
 Eagle Energy...... Boone County, WV            0         192   High Vol Met                  0       1996
 Elk Run........... Boone County, WV        5,057       6,775   High Vol Met            129,000       1978
                                                                Low Sulfur Utility
                                                                Low Sulfur Industrial
 Green Valley...... Nicholas County, WV       728         736   High Vol Met             10,000       1996
                                                                Low Sulfur Utility
                                                                Low Sulfur Industrial
 Independence...... Boone County, WV        5,530       3,422   High Vol Met             55,000       1994
                                                                Low Sulfur Utility
                                                                Low Sulfur Industrial
 Knox Creek........ Tazewell County, VA       525         528   High Vol Met             55,000       1997
                                                                Low Sulfur Utility
                                                                Low Sulfur Industrial
 Logan County...... Logan County, WV        3,319       3,412   Low Sulfur Utility       88,000       1998
                                                                Low Sulfur Industrial
 Long Fork......... Pike County, KY             0       1,779   Low Sulfur Utility        5,000       1991
                                                                Low Sulfur Industrial
 Marfork........... Raleigh County, WV      3,817       6,015   High Vol Met             73,000       1993
                                                                Low Sulfur Utility
                                                                Low Sulfur Industrial
 Martin County..... Martin County, KY       3,061       2,420   Low Sulfur Utility       48,000       1969
                                                                Low Sulfur Industrial
 New Ridge......... Pike County, KY             0       1,608   Low Sulfur Utility            0       1992
                                                                Low Sulfur Industrial
 Nicholas Energy... Nicholas County, WV     4,696       4,581   High Vol Met             67,000       1997
                                                                Low Sulfur Utility
                                                                Low Sulfur Industrial
 Omar.............. Boone County, WV            0       1,567   Low Sulfur Utility       34,000       1954
                                                                Low Sulfur Industrial
 Performance....... Raleigh County, WV      3,382       1,649   High Vol Met             41,000       1994
 Progress.......... Boone County, WV        3,549       1,320   Low Sulfur Utility       89,000       1998
                                                                Low Sulfur Industrial
 Rawl.............. Mingo County, WV        1,995       2,170   High Vol Met            109,000       1974
                                                                Low Sulfur Utility
                                                                Low Sulfur Industrial
 Sidney............ Pike County, KY         6,117       2,856   Low Sulfur Utility      162,000       1984
                                                                Low Sulfur Industrial
 Stirrat........... Logan County, WV            0         371   High Vol Met              5,000       1993
                                                                Low Sulfur Utility
                                                                Low Sulfur Industrial
 Other/Unassigned.. N/A                       N/A         167   N/A                     886,000        N/A
                                           ------      ------                         ---------
   Total...........                        45,050      43,747                         2,134,000
                                           ======      ======                         =========

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

  West Virginia Resource Groups

   Delbarton. The Delbarton complex processes coal produced by a two-section, underground room and pillar mine in the Lower Cedar Grove seam. Production from this mine, located adjacent to the Delbarton complex, is transported to the Delbarton preparation plant via overland conveyor. The Delbarton complex also processes coal from the North Surface mine, a complex of four surface mines that has highwall mining operations. The North Surface mine completed a direct ship coal (i.e., coal that is shipped without processing) loadout on the CSX in January 2002 that will load up to 150-car unit trains. The Delbarton preparation plant can process 600 tons per hour of raw coal. The clean coal product is shipped to customers via the Norfolk Southern railway in unit trains of up to 110 railcars.

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

   Elk Run. The Elk Run complex is one of Massey's largest shippers of coal. Elk Run produces coal from six underground room and pillar mines that deliver coal to the preparation plant by belt and truck. Elk Run also has three surface mines that direct ship to customers via the Kanawha River docks. Additionally, the Elk Run complex processes coal for shipment that is produced from another Massey resource group. The Twilight surface mine in the Progress resource group transports all of its production to the Elk Run facilities via underground conveyor system. The Elk Run preparation plant has a processing capacity of 2200 tons per hour. Elk Run also has a 200 ton per hour stoker facility that processes direct ship coal from the Twilight surface mine. Customer shipments are loaded utilizing a flood load system on the CSX rail system in unit trains of up to 150 railcars.

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

   Logan County. The Logan County complex operates three surface mines, one highwall miner and two underground mines that process coal through the Bandmill preparation plant. All three surface mines and the highwall miner deliver coal to the Bandmill plant via truck, while both underground mines belt coal directly to this plant. One underground mine is a room and pillar operation, while the other is a longwall mine which started production in November 2001. The Bandmill preparation plant, which recently has been upgraded, has a processing capacity of 1600 tons per hour. The rail loading facility services customers via the CSX rail system with unit train shipments of up to 150 cars.

   Marfork. The Marfork complex is Massey's leading shipper of premium metallurgical coal. The largest production source for the Marfork complex is the Upper Big Branch underground longwall mine of Massey's Performance resource group. Other production sources for the Marfork complex include four underground room and pillar mines. All Marfork production sources are belted directly to the preparation plant via conveyor systems. The Marfork preparation plant is a high capacity processing facility that processes 2400 tons per hour. All customers are serviced via the CSX rail system with unit trains of up to 150 railcars.

   Nicholas Energy. The Nicholas Energy complex processes coal from two large surface mines, a highwall miner and one underground room and pillar mine. All coal from the underground mine, highwall miner, as well as the portion of surface mined coal requiring processing, is transported to the Power Mountain preparation plant via overland conveyor system. The Power Mountain plant has a processing capacity of 1400 tons per hour. All coal shipments are loaded into rail cars for delivery via the Norfolk Southern railway in unit trains of up to 140 railcars.

   Omar. The Omar mining complex processes coal from adjacent mining operations of Massey's Independence and Elk Run resource groups. All production sources are transported via underground conveyor system to the Omar preparation plant. The Omar plant can process 800 tons per hour. A new rail loading facility was completed in May 2000. Omar can now service its CSX rail system customers with unit train shipments of up to 110 railcars.

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

   Progress. The Progress mining complex includes the Twilight MTR surface mine and the adjacent Upper Big Branch surface mine, coal handling system and stoker plant. All production from these two mines is processed through a coal handling system and transported via underground conveyor to Massey's Elk Run resource group for rail shipment. Progress also has two satellite operations:
West Cazy surface mine with its CSX rail loadout and the Brushy Fork contour surface mine. West Cazy's direct ship coal is loaded onto rail at the loadout and the coal requiring processing is transported to the Omar resource group. The Brushy Fork coal is transported to either the Marfork or Elk Run resource group for processing and shipping.

   Rawl. The Rawl complex includes five underground room and pillar mines and the Sprouse Creek Processing plant. Four mines transport coal to the Sprouse Creek plant--three via trucks and one via short-tagged rail cars. The other mine produces coal that is processed for shipment by Massey's Stirrat resource group. The Sprouse Creek preparation plant has a throughput capacity of 1450 tons per hour. Customers are serviced via the Norfolk Southern railway with unit trains of up to 150 railcars.

   Stirrat. The Stirrat complex processes coal produced by the Diamond Energy mine of Massey's Rawl resource group. All production is transported via belt line to the Stirrat preparation plant. The plant has a rated capacity of 600 tons per hour. Customers are serviced via the CSX rail system with unit trains of up to 100 railcars.

  Kentucky Resource Groups

   Long Fork. The Long Fork complex processes coal produced by the adjacent Rockhouse and Solid Energy mines of Massey's Sidney resource group. All production is transported via overland conveyor system to the Long Fork preparation plant. The Long Fork plant has a rated capacity of 1500 tons per hour. The rail loading facility services customers on the Norfolk Southern railway with unit trains of up to 150 railcars.

   Martin County. Production at the Martin County complex comes from two underground mines, a four-unit surface mine and one highwall miner unit. Approximately 70% of the production from the surface mine is saleable without processing and is shipped to customers at the Ohio/Big Sandy river docks via truck. The balance of the surface mined coal and all of the coal from the highwall miner and the underground mines is processed before going to market. Martin County's preparation plant, with a throughput capacity of 1500 tons per hour, was restarted in April 2001 after having been idled because of the failure of the coal waste impoundment on October 11, 2000. All coal processed through the preparation plant is shipped via the Norfolk Southern railway in unit trains of up to 125 railcars.

   New Ridge. The New Ridge complex processes coal that is transported via truck from mining operations of Massey's Sidney resource group. The New Ridge preparation plant has a throughput capacity of 800 tons per hour. All coal is loaded for shipment to customers via the CSX rail system in unit trains of up to 100 railcars.

   Sidney. The Sidney complex includes six underground room and pillar mines, the Rockhouse longwall mine, a surface mine and the Big Creek preparation plant. Two of the mines truck coal to Massey's New Ridge complex, two transport coal via underground conveyor to Massey's Long Fork resource group for processing and shipment, and the remainder of the mines transport production via underground conveyor or truck to the Big Creek plant. The Big Creek preparation plant has a throughput capacity of 1500 tons per hour. The Sidney rail loading facility services customers on the Norfolk Southern rail system with unit trains of up to 140 railcars.

  Virginia Resource Group

   Knox Creek. The Knox Creek complex processes coal from one underground room and pillar mine. Production from the Tiller No. 1 mine is belted directly to the Knox Creek preparation plant. The Knox Creek plant has a feed capacity of 650 tons per hour. The rail loading facility services customers on the Norfolk Southern rail system with unit trains of up to 100 railcars.

Other Related Operations

   Massey has other related operations and activities in addition to its normal coal production and sales business. The following business activities are included in this category:

   Appalachian Synfuel Plant: On March 15, 2001, Massey sold a substantial interest in Appalachian Synfuel, LLC ("Appalachian Synfuel"). Appalachian Synfuel owns a synthetic fuel manufacturing facility operated by Massey's Marfork resource group and located adjacent to the Marfork complex in Boone County, West Virginia. This facility converts coal products to synthetic fuel and has operated since June 1998. Appalachian Synfuel has obtained a private letter ruling from the IRS that provides that production from this synfuel facility qualifies the owner for tax credits pursuant to Section 29 of the Code. Synthetic fuel sales by Appalachian Synfuel during fiscal year 2001 were 434,056 tons.

   Westvaco Coal Handling Facility: Massey subsidiaries own and operate the coal unloading, storage and conveying facilities at Westvaco Corporation's paper manufacturing facility in Covington, Virginia ("Westvaco CHF"). The Westvaco CHF was constructed by Massey in 1992 as a means of reducing coal transportation and handling costs for Westvaco Corporation, a long term industrial coal customer. The Westvaco CHF operating agreement extends through 2007, and provides for Massey to be paid a per ton fee (annually adjusted) for coal handling services and allows Massey to supply 100% of the coal required by Westvaco's facility.

   Eastman Chemical Company Coal Handling System: Massey subsidiaries are constructing and will own and operate coal unloading, storage and conveying facilities at Eastman Chemical Company's facility in Kingsport, Tennessee (the "Eastman CHS"). The Eastman CHS operating agreement will extend for fifteen years after completion of construction and provides that Massey will be paid certain fixed and/or per ton fees for leasing equipment, coal handling services and for operating and maintaining the Eastman CHS. Massey estimates that the Eastman CHS will be completed in September 2002.

   Other: Massey also engages in the sale of certain non-strategic assets such as timber, gas & oil rights as well as the sale of non-strategic surface properties and reserves.

Marketing and Sales

   The Massey marketing and sales force, based in the corporate office in Richmond, Virginia, includes sales managers, distribution/traffic managers, technical support and administrative personnel.

   During the fiscal year ended October 31, 2001, Massey sold 43.7 million tons of produced coal for total revenues of $1.2 billion. The breakdown of produced tons sold by market served was 60% utility, 30% metallurgical and 10% industrial. Sales were concluded with over 125 customers. Export shipments (including Canada) represented approximately 20% of 2001 tonnage sold. Massey's 2001 export shipments serviced customers in 10 countries across North America, South America, Europe and Asia. Almost all sales are made in U.S. dollars, which eliminates foreign currency risk.

   The Company has established several partnering arrangements with customers wherein services other than coal supply are provided on an ongoing basis. Examples of such partnership arrangements include:

    .  The Westvaco CHF and the Eastman CHS (described above).

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

   Massey's 2001 shipments of 43.7 million tons were loaded from 18 mining complexes. Rail shipments constituted 89% of total shipments, with 32% loaded on Norfolk Southern trains and 57% loaded on CSX trains. The 11% balance was shipped from Massey mining complexes via truck.

   Approximately 16% of Massey's production is ultimately delivered via the inland waterway system. Coal is transported by rail or truck to docks on the Ohio, Big Sandy and Kanawha Rivers and then ultimately transported by barge to electric utilities, integrated steel producers and industrial consumers served by the inland waterway system. Massey also moves approximately 13% of its production to Great Lakes Ports for transport beyond to various U.S. and Canadian customers.

Customers and Coal Contracts

   Massey has coal supply commitments with a wide range of electric utilities, steel manufacturers, industrial customers and energy traders and brokers. The majority of Massey's customers purchase coal for terms of one year or longer, but Massey also supplies coal on a spot basis for some of its customers. Massey's biggest customer, Duke Energy, accounted for 11% of Massey's total fiscal year 2001 revenues. Massey has been serving this customer for over thirty years and has agreements in place to continue to supply coal through June 2003.

   Massey has contracts to supply coal to energy trading and brokering companies under which those companies sell such coal to the ultimate users. One of Massey's energy trading and brokering customers, Enron Corp., filed for bankruptcy protection in December 2001 and Massey has reserved $7.5 million in connection with that bankruptcy.

   As the largest supplier of metallurgical coal to the American steel industry, Massey is subject to being adversely affected by any decline in the financial condition or production volume of American steel producers. Recently, American steel producers have experienced a substantial decline in the prices received for their products, due at least in part to a heavy volume of foreign steel imported into this country. As a result, several large American producers filed for bankruptcy protection, including two substantial customers of Massey:
Wheeling-Pittsburgh Steel Corporation, which filed for bankruptcy protection in late 2000, and Bethlehem Steel Corporation, which filed for bankruptcy protection in mid-2001. In addition, Algoma Steel, Inc., a Canadian steel producer and a customer of Massey, filed for bankruptcy protection under Canadian law. Further deterioration in conditions in the steel industry could reduce the demand for Massey's metallurgical coal and impact the collectibility of Massey's accounts receivable from steel industry customers. Since Massey's metallurgical grade coal can also be marketed as a high-Btu steam coal for use by utilities, a decline in the metallurgical market could result in coal being switched from the metallurgical market to the utility market.

   As is customary in the coal industry, Massey has entered into long-term contracts (exceeding one year in duration) with many of its customers. These arrangements allow customers to secure a supply for their future needs and provide Massey with greater predictability of sales volume and sales prices. During fiscal year 2002, Massey's sales pursuant to long-term sales arrangements are projected to be at or above 75%.

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

Competition

   The coal industry in the United States is highly competitive. Massey competes with other large producers and many small coal producers. Massey competes with other producers primarily on the basis of price, coal quality, transportation cost and reliability of supply. Continued demand for coal is also dependent on factors outside Massey's control, including demand for electricity, environmental and governmental regulations, weather, technological developments and the availability of alternative fuel sources.

   The price at which the Company's production can be sold is dependent upon a variety of factors, many of which are beyond the Company's control. The Company sells coal under long-term contracts and on the spot market. See the "Customers and Coal Contracts" section above. Generally, the relative competitiveness of coal vis-a-vis other fuels or other coals is evaluated on a delivered cost per heating value unit basis. In addition to competition from other fuels, coal quality, the marginal cost of producing coal in various regions of the country and transportation costs are major determinants of the price for which the Company's production can be sold. Factors that directly influence production cost include geological characteristics (including seam thickness), overburden ratios, depth of underground reserves, transportation costs and labor availability and cost. The Company's central Appalachian coal is more expensive to mine than western coal because there is a high percentage of underground coal in the east and eastern surface coal tends to have thinner coal seams. Additionally, underground mining has higher labor (including reserves for future costs associated with labor benefits and health care) and capital (including modern mining equipment and construction of extensive ventilation systems) costs than those of surface mining. In recent years, increased development of large surface mining operations, particularly in the western United States, and more efficient mining equipment and techniques, have contributed to excess coal production capacity in the United States. Competition resulting from excess capacity has encouraged producers to reduce prices and to pass productivity gains through to customers. The lower production cost in the western mines is offset somewhat by the higher quality of many eastern coals and higher transportation cost from these western mines to many coal-fired power plants in the country. Demand for the Company's low sulfur coal and the prices that the Company will be able to obtain for it will also be affected by the price and availability of high sulfur coal, which can be marketed in tandem with emissions allowances. Intraregional and interregional competition is keen as producers seek to position themselves as the low-cost producer and supplier of high-demand product to the electricity generating industry.

   Transportation costs are another fundamental factor affecting coal industry competition. Coordination of the many eastern loadouts, the large number of small shipments, terrain and labor issues all combine to make shipments originating in the eastern United States inherently more expensive on a per-mile basis than shipments originating in the western United States. Historically, coal transportation rates from the western coal producing areas into central Appalachian markets limited the use of western coal in those markets. More recently, however, lower rail rates from the western coal producing areas to markets served by eastern producers have created major competitive challenges for eastern producers. Barge transportation is the lowest cost method of transporting coal long distances in the eastern United States, and the large numbers of eastern producers with river access keep coal prices competitive. The Company believes that many utilities with plants located on the Ohio River system are well positioned for deregulation as competition for river shipments should remain high for central Appalachian coal. The Company believes that with close proximity to competitively-priced central Appalachian coal and the ability to receive western coals, utilities with plants located on the Ohio River system will become price setters in a deregulated environment. The ability of these utilities to blend western and eastern coal will also create a new, dynamic fuel procurement environment that could place western and eastern coals in even greater competition and limit rail price premiums. River transport is an important transportation option not available to Powder River Basin producers between Wyoming and midwestern river terminals.

   Although undergoing significant consolidation, the coal industry in the United States remains highly fragmented. There can be no assurance that the Company's costs will permit it to compete effectively with other producers seeking to provide coal to a customer; however, the Company expects to be able to maintain low production costs, offer a variety of products and have access to multiple transportation systems that will enable it to compete effectively with other producers.

Employees and Labor Relations

   As of October 31, 2001, Massey had 5,004 employees, including 165 employees affiliated with the United Mine Workers of America. Relations with employees are generally good, and there have been no material work stoppages in the past ten years.

Environmental, Safety and Health Matters

   Massey is subject to federal, state and local laws and regulations relating to environmental protection and plant and mine safety and health, including but not limited to the federal Surface Mining Control and Reclamation Act of 1977; Occupational Safety and Health Act; Mine Safety and Health Act of 1977; Water Pollution Control Act, as amended by the Clean Water Act; the Clean Air Act; Black Lung Benefits Revenue Act of 1977; and Black Lung Benefits Reform Act of 1977.

   On October 20, 1999, the United States District Court for the Southern District of West Virginia ("District Court") issued an injunction against the West Virginia Division of Environmental Protection ("WVDEP") prohibiting it from issuing permits for the construction of valley fills over both intermittent and perennial stream segments as part of mining operations. While Massey is not a party to this litigation, virtually all mining operations (including those of Massey) utilize valley fills to dispose of excess materials mined during coal production. On April 24, 2001, the Fourth Circuit Court of Appeals overruled the district court, finding that the 11/th/ Amendment to the U.S. Constitution barred the suit against WVDEP in Federal Court. On July 13, 2001, the Fourth Circuit Court of Appeals denied the plaintiffs' petition for rehearing. In October 2001, the plaintiffs appealed the Fourth Circuit decision to the U.S. Supreme Court. On January 22, 2002, the U.S. Supreme Court refused to hear the appeal. Accordingly, challenges to WVDEP's enforcement of its mining program cannot be maintained in federal court. However, challenges may be raised in state court against WVDEP or in federal court against the federal Office of Surface Mining ("OSM"), the agency that oversees state regulation of surface mining. If and to the extent state courts rule that the WVDEP is prohibited from issuing permits for the construction of valley fills or federal courts rule that OSM is compelled to impose such a prohibition on WVDEP, all or a portion of Massey's mining operations could be affected if legislation is not passed which limits the impact of such a ruling.

   On October 11, 2000, a partial failure of Martin County Coal Corporation's coal refuse impoundment released approximately 230 million gallons of coal slurry into adjacent underground mine workings. The slurry then discharged into two tributary streams of the Big Sandy River in eastern Kentucky. Clean up efforts began immediately and are largely completed. Further information on this matter is set forth below in Item 3, Legal Proceedings.

   On June 27, 2000, the WVDEP issued an administrative order to one of Massey's subsidiaries, Elk Run Coal Company, in connection with alleged violations of the surface mining laws relating to dust. WVDEP has also issued orders to various Massey subsidiaries ordering them to show cause why permits for those subsidiaries should not be suspended or revoked because of alleged patterns of violations relating to water quality. Further information on these orders is set forth below in Item 3, Legal Proceedings.

   The U.S. Department of Labor has issued a final rule amending the regulations implementing the federal black lung laws which, among other things, establish a presumption in favor of a claimant's treating physician and limit a coal operator's ability to introduce medical evidence regarding the claimant's medical condition. The amendments could have an adverse impact on Massey, the extent of which cannot be accurately predicted. Further discussion is set forth below in Business Risks--Government regulations increase Massey's costs and may discourage customers from buying Massey's coal.

   The Clean Air Act and corresponding state laws extensively regulate emissions into the air of particulate matter and other substances, including sulfur dioxide, nitrogen oxides and mercury. Although these regulations apply directly to impose certain requirements for the permitting and operation of Massey's mining facilities, by far their greatest impact on Massey and the coal industry generally is the effect of emission limitations on utilities and other Massey customers. The Environmental Protection Agency has imposed or attempted to impose tighter emission restrictions in a number of areas, some of which are currently subject to litigation. The general effect of such tighter restrictions could be to reduce demand for coal.

   The United States has not implemented the 1992 Framework Convention on Global Climate Change (the "Kyoto Protocol") which is intended to limit or reduce emissions of greenhouse gases, such as carbon dioxide. Under the terms of the Kyoto Protocol, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year period from 2008 through 2012. Were the United States to implement comprehensive regulations focusing on greenhouse gas emissions, it would have the effect of restricting the use of coal. Other efforts to reduce emissions of greenhouse gases and federal initiatives to encourage the use of coalbed methane gas also may affect the use of coal as an energy source.

   It is impossible to predict the full impact of future judicial, legislative or regulatory developments on Massey's operations because the standards to be met, as well as the technology and length of time available to meet those standards, continue to develop and change.

   In fiscal year 2001, Massey spent approximately $8.7 million to comply with environmental, health and safety laws and regulations, none of which expenditures were capitalized. Massey anticipates making $5.3 million and $6.4 in such non-capital expenditures in fiscal 2002 and 2003, respectively. Of these expenditures, $8.4 million, $4.4 million and $5.4 million for fiscal 2001, 2002 and 2003, respectively, were or are anticipated to be for surface reclamation.

   The Company believes, based upon present information available to it, that its accruals with respect to future environmental costs are adequate. For further discussion on costs, see Note 5 to Notes to Consolidated Financial Statements. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among potentially responsible parties, or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional expenditures or the provision of additional accruals in expectation of such expenditures.

Business Risks

  Coal markets are highly competitive and affected by factors beyond Massey's control

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

  Massey depends on continued demand from its customers

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

  Union represented labor creates an increased risk of work stoppages and higher labor costs

   At October 31, 2001, less than 5% of Massey's total workforce was represented by the United Mine Workers of America. Eight of Massey's coal processing plants and one of its smaller surface mines have a workforce that is represented by a union. In fiscal 2001, these eight processing plants handled approximately 33% of Massey's coal production. There may be an increased risk of strikes and other related work actions, in addition to higher labor costs, associated with these operations. Massey has experienced some union organizing campaigns at some of its open shop facilities within the past five years. If some or all of Massey's current open shop operations were to become union represented, Massey could incur additional risk of work stoppages and higher labor costs.

  Transportation disruptions could impair Massey's ability to sell coal

   Massey's transportation providers are important in order to provide access to markets. Disruption of transportation services because of weather-related problems, strikes, lockouts or other events could temporarily impair Massey's ability to supply coal to customers.

   The State of West Virginia has recently increased enforcement of weight limits on coal trucks on its public roads. Although Massey has historically avoided public road trucking of coal when possible by transporting coal by rail, barge and conveyor systems, such stepped up enforcement actions could result in shipment delays and increased costs.

  Fluctuations in transportation costs could affect the demand for Massey's coal

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

  Foreign currency fluctuations could adversely affect the competitiveness of Massey's coal abroad

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

  Coal mining is subject to inherent risks

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

  Government regulations increase Massey's costs and may discourage customers from buying Massey's coal

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

   Under federal black lung benefits legislation, each coal mine operator is required to make payments of black lung benefits or contributions to: (i) current and former coal miners totally disabled from black lung disease; (ii) certain survivors of a miner who dies from black lung disease; and (iii) a trust fund for the payment of medical expenses to claimants whose last mine employment was before January 1, 1970, where no responsible coal mine operator has been identified for claims (where a miner's last coal employment was after December 31, 1969), or where the responsible coal mine operator has defaulted on the payment of such benefits. In recent years, legislation on black lung reform has been introduced but not enacted in Congress. It is possible that this legislation will be reintroduced for consideration by Congress. If any of the proposals included in this or similar legislation is passed, the number of claimants who are awarded benefits could significantly increase. Any such changes in black lung legislation, if approved, could adversely affect Massey's business, financial condition and results of operations.

   In addition, the United States Department of Labor issued a final rule, effective January 19, 2001, amending the regulations implementing federal black lung laws. The amendments give greater weight to the opinion of the claimant's treating physician, expand the definition of black lung disease and limit the amount of medical evidence that can be submitted by claimants and respondents. The amendments also alter administrative procedures for the adjudication of claims, which, according to the Department of Labor, result in streamlined procedures that are less formal, less adversarial and easier for participants to understand. These and other changes to the black lung regulations could significantly increase Massey's exposure to black lung benefits liabilities. The National Mining Association challenged the amendments in the United States District Court for the District of Columbia. On August 9, 2001, the Court lifted a temporary injunction blocking the Labor Department's processing of black lung benefit claims after dismissing the National Mining Association's challenge to the amendments and upheld the new regulations. The National Mining Association has appealed this decision to the United States Court of Appeals for the District of Columbia Circuit.

  The Clean Air Act affects Massey's customers and could influence their purchasing decisions

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

   The EPA has filed suit against a number of leading electric utilities (including Massey customers) in U.S. District Court, asserting that these utilities must install new emission controls at plants previously "grandfathered" from the more stringent requirements now applicable under the New Source Review program of the Clean Air Act. The EPA is also pursuing an administrative proceeding against the Tennessee Valley Authority on the same basis. Installation of these controls would require very significant capital investment, and some utilities might choose to switch to non-coal generation rather than make such investment. This could materially decrease the demand for coal.

  The passage of legislation responsive to the Framework Convention on Global Climate Change could have an adverse effect on Massey's business

   The United States has not implemented the 1992 Framework Convention on
Global Climate Change ("Kyoto Protocol") which is intended to limit emissions of greenhouse gases, such as carbon dioxide. However, continuing international and federal efforts to control greenhouse gas emissions could result in reduced use of coal if electric power generators switch to lower carbon sources of fuel.

  Massey is subject to the Clean Water Act which imposes monitoring and reporting obligations

   The federal Clean Water Act affects coal mining operations by imposing restrictions on discharge of pollutants into waters and dredging and filling of wetlands. Regular monitoring, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of permits governing the discharge of pollutants into water.

   On October 20, 1999, the U.S. District Court for the Southern District of West Virginia issued an injunction which prohibits the construction of valley fills over both intermittent and perennial stream segments as part of mining operations. See discussion above under Item 1, Environmental, Safety and Health Matters.

  Deregulation of the electric utility industry could lead to efforts to reduce coal prices

   Deregulation of the electric utility industry, when implemented, will enable industrial, commercial and residential customers to shop for the lowest cost supply of electricity. This fundamental change in the power industry may result in efforts to reduce coal prices.

  Severe weather may affect Massey's ability to mine and deliver coal

   Severe weather, including flooding and excessive ice or snowfall, when it occurs, can adversely affect Massey's ability to produce, load and transport coal.

  A Shortage of skilled labor in the Central Appalachian and industry poses a risk to achieving high labor productivity and competitive costs.

   Coal mining continues to be a labor intensive industry. In 2001, a shortage of trained coal miners developed in the Central Appalachian region. The lack of skilled miners could have an adverse impact on Massey's labor productivity and cost and its ability to expand production.

Item 2.  Properties

   Operations of Massey and its subsidiaries are conducted in both owned and leased properties totaling approximately 900,000 acres in West Virginia, Kentucky, Virginia and Tennessee. In addition, certain owned or leased properties of Massey and its subsidiaries are leased or subleased to third party tenants. Massey and its subsidiaries currently own or lease the equipment that is utilized in their mining operations. The following table describes the location and general character of the major existing facilities, exclusive of mines, coal preparation plants and their adjoining offices.

       Coal Offices:
       Richmond, Virginia        Owned  Massey Corporate Headquarters
       Charleston, West Virginia Leased Massey Coal Services Headquarters

Coal Reserves

   Massey estimates that, as of October 31, 2001, it had total recoverable reserves of approximately 2.1 billion tons consisting of both proven and probable reserves. Reserves are coal deposits that could be economically and legally extracted or produced. "Recoverable" reserves means coal that is recoverable using existing equipment and methods under federal and state laws currently in effect. Approximately 1.4 billion tons of Massey's reserves are classified as proven reserves. This means that these deposits have been substantiated by adequate information, including information derived from exploration, current and previous mining operations, outcrop data and knowledge of mining conditions. The remaining 700 million tons of Massey's reserves are classified as probable reserves. These are deposits of coal which are based on information of a more preliminary or limited extent or character, but which are considered likely.

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

   The following table provides proven and probable reserve data by state as of October 31, 2001, as follows:


                                            Tons    % of Total
                                         ---------- ----------
                                         (millions)
                  Southern West Virginia   1,742        82%
                  Eastern Kentucky......     306        14
                  Southwestern Virginia.      60         3
                  Southeastern Tennessee      26         1
                                           -----       ---
                  Total.................   2,134       100%
                                           =====       ===

   When categorized by sulfur content, the reserve breakdown is as follows:

                                                     Tons    % of Total
                                                  ---------- ----------
                                                  (millions)
         Sulfur Content
         Compliance sulfur or less...............     958        45%
         Greater than compliance and less than 1%     450        21
         Greater than 1% sulfur and less than 2%.     716        34
         Greater than 2% sulfur..................      10        --
                                                    -----       ---
         Total...................................   2,134       100%
                                                    =====       ===

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

                                               Tons    % of Total
                                            ---------- ----------
                                            (millions)
              Coal Type
              High volatile metallurgical..     863        40%
              Low volatile metallurgical...      98         5
              Utility or industrial markets   1,173        55
                                              -----       ---
              Total........................   2,134       100%
                                              =====       ===

   As with most coal-producing companies in Central Appalachia, the majority of Massey's coal reserves are controlled pursuant to leases from third party landowners. These leases convey mining rights to the coal producer in exchange for a per ton or percentage of gross sales price royalty payment to the lessor. However, a significant portion of Massey's reserve holdings are owned and require no royalty or per ton payment to other parties. The following table summarizes the portion of Massey reserves controlled by ownership versus lease:

                                             Tons    % of Total
                                          ---------- ----------
                                          (millions)
                Method of Reserve Control
                     Owned reserves......     298        14%
                     Leased reserves.....   1,836        86
                                            -----       ---
                     Total...............   2,134       100%
                                            =====       ===

  See Item 1. Business, of this report for additional information regarding the coal operations and properties of Massey.

Item 3.  Legal Proceedings

  Harman Litigation

   Harman Mining Corporation and certain of its affiliates (collectively "Harman") instituted two civil actions against Massey or its present or former subsidiaries. In June 1998, Harman filed a breach of contract action against Wellmore Coal Corporation ("Wellmore"), a former Massey subsidiary, in Buchanan County, Virginia Circuit Court. Harman claims that Wellmore breached a coal supply agreement, pursuant to which Harman sold coal to Wellmore, by declaring a force majeure event and reducing the amount of coal to be purchased from Harman as a result thereof. Wellmore claimed force majeure when its major customer was forced to close its Pittsburgh coke plant due to regulatory action. Harman received a jury verdict that Wellmore breached the contract and assessing $6 million in damages against Wellmore. Massey's subsidiary, Knox Creek Coal Corporation, has assumed the defense of this action under the terms of the stock purchase agreement by which it sold the stock of Wellmore and, on August 6, 2001, filed a petition for appeal of the adverse determination on liability and damages to the Supreme Court of Virginia.

   Additionally, Harman and its sole shareholder, Hugh Caperton, filed a separate action against Massey and certain subsidiaries in Boone County, West Virginia Circuit Court, alleging that Massey and its subsidiaries tortiously interfered with Harman's contract with Wellmore and, as a result, caused Harman to go out of business. The plaintiffs seek unspecified compensatory and punitive damages. Massey believes that compensatory damages, if any, are duplicative of any damages that may be awarded in the contract action, and are limited by the same factors as in the contract action. Massey is defending this action vigorously and believes that it has numerous valid defenses to the claims. This action is set for trial beginning May 28, 2002.

  Environmental Protection Orders

   On June 27, 2000, the WVDEP issued an administrative order to one of Massey's subsidiaries, Elk Run Coal Company, requiring Elk Run either to suspend operations for three days beginning July 17, 2000 or expend $100,000 on local community improvement projects. The order was based on alleged violations of the surface mining laws relating to dust, and Elk Run appealed the order to the West Virginia Surface Mining Board. On October 25, 2000 the West Virginia Surface Mining Board upheld the order. Elk Run has appealed the Surface Mining Board's order to the Kanawha Circuit Court, Charleston, West Virginia. Elk Run believes that it has good defenses to the alleged violations.

   On April 3, 2001, Marfork Coal Company and the WVDEP entered into a consent agreement to resolve two show cause orders issued to Marfork on April 28, 2000 and a third show cause order issued to Marfork on December 20, 2000. Under the consent agreement, Marfork agreed to implement plans pertaining to dust control and to sediment and drainage control and further agreed to contribute $100,000 to various community projects.

   On August 27, 2001, Marfork Coal Company and the WVDEP entered into an agreed order to resolve a number of alleged effluent violations occurring prior to January 19, 2001. Pursuant to the agreement, Marfork was assessed an administrative penalty of $148,500.

   WVDEP has also issued orders to various Massey subsidiaries ordering them to show cause why permits for those subsidiaries should not be suspended or revoked because of alleged patterns of violations relating to water quality. In particular, WVDEP has issued such orders to: (1) Green Valley Coal Company, for two refuse area permits, on March 6, 2001 and August 21, 2001; (2) Marfork Coal Company, for its refuse impoundment permit, on June 7, 2001; (3) Independence Coal Company, for its preparation plant permit, on August 24, 2001, for its refuse impoundment permit, on August 29, 2001, and for its Justice Mine permit, on September 19, 2001; and (4) Omar Mining Company, for its joint refuse area and preparation plant permit, on October 5, 2001. Hearings for these subsidiaries to show cause why the permits should not be suspended or revoked were held for Marfork on October 25, 2001; Green Valley on June 14, 2001 and November 6, 2001; Independence on December 5-6, 2001; and Omar on January 22, 2002. In the event of an adverse determination, the affected permits could be suspended or revoked. If a permit is revoked, Massey and its subsidiaries could be prohibited from receiving additional permits. On January 2, 2002, WVDEP entered an order finding a pattern of violations and suspending Green Valley's above-referenced refuse area permits for three days. Green Valley obtained a stay of enforcement of the order pending appeal and filed an appeal of the order. On January 14, 2002, WVDEP entered an order finding a pattern of violations and suspending operations on Marfork's refuse impoundment permit for fourteen days. Marfork obtained a stay of enforcement of the order pending appeal and filed an appeal of the order. The companies are vigorously defending these enforcement actions.

   If the affected Massey subsidiaries are unsuccessful in defending or reaching an acceptable resolution of these orders with the WVDEP, there is a possibility that a suspension of operations could have a significant affect on Massey's overall operations.

  Martin County Impoundment Discharge

   On October 11, 2000, a partial failure of Martin County Coal Corporation's coal refuse impoundment released approximately 230 million gallons of coal slurry into adjacent underground mine workings. The slurry then discharged into two tributary streams of the Big Sandy River in eastern Kentucky. No one was injured in the discharge. Clean up efforts began immediately and are largely complete. The States of Kentucky and West Virginia have issued various notices of violation related to the discharge and ordered remedial measures. Fines and penalties, which may not be covered by insurance, have not yet been assessed. The Company has begun informal discussions with various agencies with respect to the resolution of the notices of violation, including potential fines and penalties. On October 19, 2001, the Company agreed to pay $225,000 to the Kentucky Fish and Wildlife Service to settle statutory fish replacement claims.

   Several lawsuits have been brought by downstream residents and other individual plaintiffs claiming to be damaged by the spill. These suits assert trespass, property damage, nuisance and other claims, and seek compensatory and punitive damages. Certain of these suits seek to be certified as class action lawsuits. These lawsuits remain in their initial stages.

   Martin County Coal began processing coal again on April 2, 2001. The Company is continuing to seek approval from the applicable agencies for alternate refuse disposal options related to operations of Martin County Coal's preparation plant.

   As of October 31, 2001, cleanup costs of approximately $41.5 million have been incurred, $32.5 million of which have been paid or reimbursed by insurance companies. Massey continues to seek insurance reimbursement of any and all covered costs, the majority of which are recorded as a receivable in the Company's financial statements.

   On June 26, 2001, the WVDEP filed a civil action against Martin County Coal in the Wayne County, West Virginia Circuit Court to redress alleged injury to, destruction or loss of natural resources in the State of West Virginia and alleged violations of law resulting from the impoundment discharge. Massey is defending this action vigorously and believes that it has numerous valid defenses to the claims.

  West Virginia Workers Compensation Settlement

   The West Virginia Workers Compensation Division filed suits in April 1998 against several coal companies, including several subsidiaries of Massey, for delinquent workers' compensation premiums from the 1980s and early 1990s owed by former contractors and licensees of such coal companies. In late 1999, the West Virginia Workers Compensation Division agreed to dismiss these lawsuits. In early 2001, the Affiliated Construction Trades Council filed a complaint in the Circuit Court of McDowell County, West Virginia seeking to reinstate these lawsuits. By opinion issued October 23, 2001, the court held that the cases could be reinstated. In December 2001, in lieu of potentially reinstating the lawsuits, the state of West Virginia and several coal operators, including Massey, began discussions regarding settlement of potential claims. In January 2002, Massey agreed to settle such claims for $6.9 million payable over a period of ten years in exchange for a release of all such claims.

  Kentuckians for the Commonwealth

   On August 21, 2001, the Kentuckians for the Commonwealth, an environmental group, sued the U.S. Corps of Engineers (the "Corps") for issuing a Nationwide Permit (i.e., a general permit issued for a class of activities that does not require a permit applicant to undergo individual review) to Martin County Coal allowing construction of valley fills in waters of the United States. The lawsuit, filed in the United States District Court for the Southern District of West Virginia, alleges that the Corps lacks the authority under the Clean Water Act to issue permits for valley fills in the waters of the United States. Alternatively, the plaintiffs argue that fills cannot be approved: (i) pursuant to a Nationwide Permit rather than an individual permit; (ii) without an environmental impact statement; (iii) without analyzing measures for avoiding and minimizing impacts on streams; and (iv) without waiting for the U.S. Environmental Protection Agency to complete proceedings under the Clean Water Act to veto Martin County Coal's permit. Prior to the lawsuit being filed, Martin County Coal sold the property subject to the permit to an unrelated company and the Corps is in the process of transferring the permit to that company. While neither Martin County Coal nor Massey is a party to this litigation, virtually all mining operations (including those of Massey) utilize valley fills to dispose of excess materials mined during coal production.

  Other Legal Proceedings

   Disputes have arisen between Fluor Australia, a former subsidiary of the Company, and its client, Anaconda Nickel, over the A$800 million Murrin Murrin Nickel Cobalt project located in Western Australia. Anaconda's primary contention is that the process design is defective and incapable of proper operation. Anaconda also contends that it has suffered consequential losses, such as loss of profit for which it seeks payment from New Fluor. Anaconda contends that New Fluor is liable to Anaconda in the total amount of A$1.8 billion, A$1.2 billion of which is alleged consequential damages. New Fluor vigorously disputes and rejects Anaconda's claims. The dispute is in arbitration in Australia and an arbitration hearing is scheduled to commence in late January 2002. If and to the extent that these problems are ultimately determined to be the responsibility of New Fluor, it anticipates recovering a substantial portion of any award to Anaconda from available insurance. Prior to the Spin-Off, the Company had guaranteed the subsidiary's obligations under the subsidiary's construction agreement with Anaconda. Pursuant to an agreement between the Company and New Fluor, New Fluor has assumed all liability and costs arising in connection with this litigation.

   Due to the Martin County impoundment discharge, flooding in July 2001 and other events that caused significant disruptions in coal production for which force majeure notices have been issued to customers, certain customers have complained about short falls in coal shipments. In one instance, a customer has demanded arbitration of its claim for damages allegedly caused by delayed coal shipments. Several customers have agreed to defer tonnage into calendar year 2002. The Company continues to seek to resolve customer complaints through similar arrangements.

   In addition, Massey and its subsidiaries, incident to their normal business activities, are parties to a number of other legal proceedings. While Massey cannot predict the outcome of these proceedings, in the opinion of Massey and based on reports of counsel, any liability arising from these matters individually and in the aggregate should not have a material adverse effect upon the consolidated financial position, cash flows or results of operations of Massey. The Company also is party to numerous lawsuits and other legal proceedings related to the non-coal businesses previously conducted by the Company but now conducted by New Fluor. Under the terms of the Distribution Agreement entered into by the Company and New Fluor as of November 30, 2000, in connection with the Spin-Off of New Fluor by the Company, New Fluor has agreed to indemnify the Company with respect to all such legal proceedings and has assumed their defense.

Item 4.  Submission of Matters to a Vote of Security Holders.

   There were no matters submitted to a vote of security holders of the Company through a solicitation of proxies or otherwise during the fourth quarter of the Company's fiscal year ended October 31, 2001.

   The current executive officers of Massey are:

Don L. Blankenship, Age 51

   Mr. Blankenship has been a Director since 1996 and the Chairman, President and Chief Executive Officer of Massey since November 30, 2000. He has been Chairman, President and Chief Executive Officer of A.T. Massey Coal Company, Inc./(1)/ since 1992. He was formerly the President and Chief Operating Officer of A.T. Massey from 1990 and President of Massey Coal Services, Inc./(2)/ from 1989. He joined Rawl Sales & Processing Co./(3)/ in 1982. He is also Director of the National Mining Association, the Governor's Mission West Virginia Board and the Norfolk Southern Advisory Board.

H. Drexel Short, Age 45

   Mr. Short has been Senior Vice President, Group Operations of Massey since November 30, 2000. He also has been Senior Vice President, Group Operations of A.T. Massey since May 1995. Mr. Short was formerly Chairman of the Board and Chief Coordinating Officer of Massey Coal Services from April 1991 to April 1995. Mr. Short joined A.T. Massey in 1981.

Dr. Stanley C. Suboleski, Age 60

   Dr. Suboleski has been Vice President of Massey since January 22, 2002. He also has been Director, Executive Vice President and Chief Operating Officer of A.T. Massey since December 15, 2001. He joined Massey in 1981 and served until 1988 as Vice President of Planning and Development and Treasurer. From December 1993 to December 1997, he served as Vice President, Planning and Vice
President, Operations Strategy, for A.T. Massey. During times he was not serving, Dr. Suboleski was a professor and Chairman of the Mining Engineering program at Penn State University and professor and Department Head of Mining and Minerals Engineering at Virginia Polytechnic Institute and State University.

Roger L. Nicholson, Age 41

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

Jeffrey M. Jarosinski, Age 41

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

Baxter F. Phillips, Jr., Age 55

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

Madeleine M. Curle, Age 42

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

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

   The Company's stock is listed on the New York Stock Exchange. The Company's Common Stock trading symbol is MEE.

   At December 31, 2001, there were 74,773,920 shares outstanding and approximately 10,503 shareholders of record of Massey's common stock.

   As discussed above, on November 30, 2000, Fluor completed the spin-off of New Fluor, which is conducting all of the businesses previously conducted by Fluor, other than the coal business. New Fluor is treated as the accounting successor of Fluor. As a result, information regarding dividends previously paid by, or prices paid for the common stock of, Fluor prior to November 30, 2000 is not indicative of the past or future performance of Massey. The dividends paid and the stock prices of Massey stock since November 30, 2000 is set forth below. The dividends paid and the stock prices of Fluor stock prior to November 30, 2000 can be found in Fluor's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

   The following table sets forth the high and low sales prices per share of Common Stock on the New York Stock Exchange, based upon published financial sources, and the dividends declared on each share of Common Stock for the quarter indicated.

                                               High   Low   Dividends
                                              ------ ------ ---------
           Fiscal Year 2001
              Quarter ended January 31, 2001. $18.10 $ 9.94   $0.08
              Quarter ended April 30, 2001... $28.23 $17.20   $0.04
              Quarter ended July 31, 2001.... $22.95 $15.66   $0.04
              Quarter ended October 31, 2001. $20.56 $12.25   $0.04

   Due to the timing of the Spin-Off transaction, in December 2000, the Company declared a first quarter dividend of $0.04 per share, payable in January 2001. Additionally, in January 2001, the Company declared a second quarter dividend of $0.04 per share, payable in April 2001.

   The Company's current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Board of Directors and will be dependent upon the future earnings, financial condition, and capital requirements of the Company.

Transfer Agent and Registrar

   Mellon Investor Services LLC acts as transfer agent and registrar for the Massey Common Stock.

Item 6.  Selected Financial Data.

SELECTED FINANCIAL DATA (1)

                                                          For the Year Ended October 31,
                                                   --------------------------------------------
                                                     2001     2000     1999     1998     1997
                                                   -------- -------- -------- -------- --------
                                                   (in millions, except per share, per ton and
                                                           number of employees amounts)
CONSOLIDATED STATEMENT OF EARNINGS
DATA:
   Net Sales...................................... $1,203.3 $1,081.0 $1,076.1 $1,121.1 $1,077.9
   Other Revenue..................................     50.5     59.6     38.4     32.8     31.9
   Income from Operations.........................     16.7     96.9    139.4    170.1    154.8
   Net (Loss) Earnings............................    (1.1)     78.8    103.4    128.3    119.0
   (Loss) earnings per share (2)Basic and diluted.   (0.01)     1.07     1.41     1.75     1.62
   Dividends declared per share...................     0.20      N/A      N/A      N/A      N/A

CONSOLIDATED BALANCE SHEET DATA:
   Working capital (deficit)...................... $ (85.1) $  135.1 $   43.9 $    4.0 $  (2.4)
   Total assets...................................  2,268.7  2,154.0  1,980.0  1,836.9  1,641.6
   Long-term debt.................................    300.0      N/A      N/A      N/A      N/A
   Shareholders' equity...........................    866.4  1,374.6  1,277.4  1,181.2  1,054.8

OTHER DATA:
   EBIT........................................... $   16.7 $   96.9 $  139.4 $  170.1 $  154.8
   EBITDA (3).....................................    198.0    268.2    306.9    320.6    286.1
   Tons Sold......................................     43.7     40.2     37.9     37.6     35.6
   Tons Produced..................................     45.1     41.5     38.4     38.0     36.6
   Average cash cost per ton (4).................. $  24.14 $  21.68 $  21.33 $  22.16 $  22.47
   Average sales price per ton....................    27.51    26.86    28.40    29.83    30.24
   Capital expenditures........................... $  247.5 $  204.8 $  230.0 $  307.9 $  305.2
   Number of employees............................    5,004    3,610    3,190    3,094    2,968

(1) On November 30, 2000, the Company completed a reverse spin-off (the "Spin-Off"), which divided it into the spun-off corporation, "new" Fluor Corporation ("New Fluor"), and Fluor, subsequently renamed Massey Energy Company, which retained the Company's coal-related businesses. Further discussion of the Spin-Off may be found in the Notes to the Consolidated Financial Statements. As New Fluor is the accounting successor to Fluor Corporation, Massey's equity structure was impacted as a result of the Spin-Off. Massey retained $300 million of 6.95 percent Senior Notes, $278.5 million of Fluor commercial paper, other equity contributions from Fluor, and assumed Fluor's common stock equity structure. Therefore, the Selected Financial Data for years prior to 2001 are not necessarily indicative of the results of operations, financial position and cash flows of Massey in the future or had it operated as a separate independent company during the periods prior to November 30, 2000.
(2) Shares used to calculate basic earnings per share for the periods ended October 31, 2000 and prior is based on the number of shares outstanding immediately following the Spin-Off (73,468,707). Shares used to calculate diluted earnings per share for the periods ended October 31, 2000 and prior is based on the number of shares outstanding immediately following the Spin-Off and the dilutive effect of stock options and other stock-based instruments of Fluor Corporation, held by Massey employees, that were converted to equivalent instruments in Massey Energy Company in connection with the Spin-Off. In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities was excluded from the calculation of the diluted loss per common share for the period ended October 31, 2001 as such inclusion would result in antidilution.

(3) EBITDA is defined as earnings before deducting net interest expense (interest expense less interest income), income taxes and depreciation, depletion and amortization. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, management believes that it is useful to an investor in evaluating Massey because it is widely used in the coal industry as a measure to evaluate a company's operating performance before debt expense and its cash flow. EBITDA does not purport to represent cash generated by operating activities and should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles. In addition, because EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.
(4) Average cash cost per ton is calculated as the sum of Cost of sales and Selling, general and administrative expense, divided by the number of tons sold.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  2001 Compared with 2000

   Net sales increased 11% to $1,203.3 million in 2001 as compared to $1,081.0 million for the previous year. Two factors that impacted revenues during 2001 were:

    . The volume of tons sold increased by 9 percent from 40.2 million tons in 2000 to 43.7 million tons in 2001. This increase consisted of a 17 percent increase in utility tons sold and a 19 percent increase in industrial tons sold, offset in part by a decrease of 8 percent in metallurgical tons sold.

    . The average per ton realized price for coal sold increased by 2 percent from $26.86 in 2000 to $27.51 in 2001.

   The market for utility coal continued to improve during the fiscal year 2001 as spot market prices of Central Appalachian coal increased to 20-year highs. Unfortunately, most of the Massey tonnage sold in 2001 was committed prior to the upturn in the market.

   Other revenue, which consists of royalties, rentals, miscellaneous income and gains on the sale of non-strategic assets, decreased 15 percent to $50.5 million for 2001 compared with $59.6 million for 2000. The decrease was primarily due to a decrease in income from dispositions of non-strategic mineral reserves, which generated $26.5 million in 2000 compared to $1.1 million in 2001. As part of its management of coal reserves, Massey regularly sells non-strategic reserves or exchanges them for reserves located in more synergistic locations.

   Cost of sales increased 22 percent to $1,024.1 million for 2001 from $837.1 million in 2000. This was partially due to the increase in tons sold. Cost of sales on a per ton sold basis increased by 13 percent to $23.43 for the fiscal year 2001 compared to $20.82 in fiscal 2000. This increase in cost was related to both the direct cost of labor and the decreases in productivity resulting from a greater percentage of inexperienced miners. This was due, in part, to the Company's efforts to increase production. In addition, heavy rains in southern West Virginia in July increased employee absenteeism and disrupted loading operations and rail service, slowing coal shipping. Other operational problems impacted production and costs throughout the fiscal year. Operating difficulties and problematic geologic conditions were encountered at several longwall mines and during the expansion of Massey's two large surface mines, where we experienced higher than expected overburden ratios in the first half of the year. The Ellis Eagle longwall mine experienced flooding that caused significant disruption to coal production during April and May. The flooding caused reduced shipments from both the Marfork and Goals preparation plants. Increases in operating costs related to the Martin County Coal slurry spill and the idling of the Martin County Coal preparation plant from October 11, 2000, to April 2, 2001, also negatively impacted cost of sales.

   Cost of sales for 2001 and 2000 includes credits of $9.5 million and $15.0 million, respectively, related to refunds of black lung excise taxes paid on coal export sales tonnage. Black lung excise taxes on exported coal were determined to be unconstitutional by a 1998 federal district court decision. During 2001, the Internal Revenue Service substantially completed its audit of the Company's requested refund of black lung excise tax payments. Cost of sales in 2001 also includes a $4.1 million benefit arising from the settlement of insurance claims from the August 2000 Upper Cedar Grove longwall failure.

   Depreciation, depletion and amortization slightly increased to $181.3 million for 2001 from $171.3 million in 2000. The increase of $10 million was primarily due to the level of capital expenditures in recent years.

   Selling, general and administrative expenses decreased 10 percent to $31.7 million for 2001 compared with $35.4 million for 2000. This was due in part to a $7.1 million bad debt expense in 2000 associated with the bankruptcy of a major steel industry customer as well as a reduction in accruals related to long-term executive compensation plans, partially offset by additions to the administrative workforce associated with running a stand-alone publicly traded company.

   Interest income decreased to $8.7 million for 2001 compared to $25.7 million for 2000. This decrease was primarily due to the elimination of the Company's loans with Fluor Corporation in connection with the Spin-Off transaction on November 30, 2000. Additionally, in the second quarter of 2001, $3.2 million was accrued for interest due on the black lung excise tax refund as noted above, while in the third fiscal quarter of 2000, $5.3 million was accrued for interest on the black lung excise tax refund.

   Interest expense increased to $34.2 million for 2001. The increase was due to the addition of the 6.95 percent Senior Notes and commercial paper borrowings subsequent to the Spin-Off.

   Income tax benefit was $7.7 million for 2001 compared to an income tax expense of $43.4 million for 2000. This primarily reflects the loss before taxes for 2001 compared to income before taxes for 2000, as well as a depletion accounting income tax benefit of $4.5 million in 2001.

2000 Compared with 1999

   Net sales remained essentially unchanged in 2000 compared with 1999. Net sales were $1,081.0 million in 2000 compared with $1,076.1 million for 1999. Three factors that impacted revenues during 2000 were:

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

   Cost of sales increased 8 percent to $837.1 million for 2000 from $774.8 million in 1999. This was primarily due to the increase in tons sold by 6 percent from 37.9 million tons in 1999 to 40.2 million tons in 2000. Cost of sales for 2000 includes a $15.0 million credit related to refunds of black lung excise taxes paid on coal export sales tonnage. The payment of black lung excise taxes on exported coal was determined to be unconstitutional by a 1998 federal district court decision. During 2000, the Internal Revenue Service issued procedures for obtaining refunds related to such excise taxes. Cost of sales also included charges of $9 million related to a geological impairment related to the longwall development at the Upper Cedar Grove mine and a $3 million charge related to a slurry spill from the impoundment breach at Martin County Coal Corporation.Cost of sales on a per ton of coal sold basis, excluding the aforementioned items, increased by approximately 2 percent in 2000 compared with 1999 as operational problems and adverse geologic conditions encountered during the third and fourth quarters of 2000 more than offset cost reductions that had been achieved in the first two quarters of 2000.

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

Liquidity and Capital Resources

   At October 31, 2001, the Company's available liquidity was $147.5 million, including cash and cash equivalents of $5.7 million and $141.8 million remaining on the Company's commercial paper program. At October 31, 2001, Massey had $240.4 million of consolidated commercial paper (outstanding commercial paper of $257.9 million net of discount offset by $17.5 million of Massey commercial paper purchased by various Massey subsidiaries) included in short-term debt. In order to participate in the commercial paper market, the Company must maintain an investment grade rating as determined by both Moody's and Standard & Poor's, national rating agencies. Failure to maintain this rating would most likely result in increased interest expense, as the Company would be required to draw on its available liquidity backstop. On the date of the Spin-Off, Massey entered into $150 million 364-day and $250 million 3-year revolving credit facilities, which have been guaranteed by A. T. Massey, that serve to provide liquidity backstop to Massey's commercial paper program and are also available to meet the Company's ongoing liquidity needs. The $150 million 364-day facility has been renewed through November 26, 2002. Borrowings under these facilities bear interest based on (i) the London Interbank Offer Rate (LIBOR) plus a margin, which is based on the Company's credit rating as determined by Moody's and Standard & Poor's, (ii) the Base Rate (as defined in the facility agreements), and (iii) the Competitive Bid rate (as defined in the facility agreements). There were no borrowings outstanding under the credit facilities at October 31, 2001.

   The revolving credit facilities contain financial covenants requiring the Company to maintain various financial ratios. Failure by the Company to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on the Company. The financial covenants consist of a maximum leverage ratio, a minimum interest coverage ratio, and a minimum net worth test. The leverage ratio requires that the Company not permit the ratio of total indebtedness at the end of any quarter to adjusted EBITDA for the four quarters then ended to exceed a specific amount. The interest coverage ratio requires that the Company not permit the ratio of the Company's adjusted EBITDA to interest expense for the four quarters then ended to be less than a specified amount. The net worth test requires that the Company not permit its net worth to be less than a specified amount. The Company was in compliance with these covenants at October 31, 2001. The Company expects that it was not in compliance with the covenant related to the leverage ratio at December 31, 2001, however, the participant banks have granted a temporary waiver of this financial covenant. The waiver expires on February 22, 2002. The Company is seeking to obtain an amendment to the covenant level prior to the expiration of the waiver and expects approval by the participant banks. If the Company is unable to obtain an amendment to the covenant level, it would most likely result in the Company seeking alternate sources of short-term financing, or issuing longer term debt, which the Company has available a $500 million debt shelf registration originally filed with the Securities and Exchange Commission by Fluor Corporation in March 1999.

   The total debt-to-book capitalization ratio was 38.8 percent at October 31, 2001. The cash flow provided by operating activities was $202.6 million in 2001 and $154.3 million for the same period in 2000. Cash provided by operating activities reflects net earnings adjusted for non-cash charges and changes in working capital requirements.Net cash utilized in investing activities was $242.4 million in 2001, and $173.4 million in 2000. The cash used in investing activities reflects capital expenditures in the amount of $247.5 million and $204.8 million for the years ended October 31, 2001 and 2000, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining capacity and projects to improve the efficiency of mining operations. Financing activities primarily reflect changes in amounts due from Fluor Corporation and other capital accounts associated with the Spin-Off transaction and being a publicly traded company. In addition to the cash spent on capital expenditures during the year of 2001, the Company leased, through operating leases, $109.0 million and $69.0 million of mining equipment in 2001 and 2000, respectively.

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

New Accounting Standards

   Effective November 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities". The Statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of these accounting standards and subsequent implementation guidance did not have a significant impact on the Company's financial statements. As part of ongoing accounting operations, management will continue to assess its financial instruments and activities for identification of transactions subject to the treatment of SFAS 133 and all related guidance.

   On August 15, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". The standard will require that retirement obligations be recorded as a liability based on the present value of the estimated cash flows. This SFAS is effective for fiscal years beginning after June 15, 2002 and transition is by cumulative catch-up adjustment. The Company is currently evaluating the impact that the standard will have on its financial statements.

Outlook

   Massey expects a loss in the two-month stub period between October 31, 2001 fiscal year end and the January 1, 2002 beginning of its first calendar fiscal year due to a number of operational and non-operational issues. Mild weather, softening steel demand and the general economic recession have also caused Massey to lower its earlier estimate of 2002 Central Appalachian coal demand. Notwithstanding, production and profitability are expected to improve significantly over fiscal year 2001.

Item 7A.  Quantitative and Qualitative Discussions about Market Risk

   Massey's interest expense is sensitive to changes in the general level of interest rates in the United States. At October 31, 2001, Massey had outstanding $300 million aggregate principal amount of debt under fixed-rate instruments; however, the Company's primary exposure to market risk for changes in interest rates relates to its commercial paper program. At October 31, 2001, Massey had $258.2 million of aggregate principal amount of commercial paper outstanding ($257.9 million net of discount). At October 31, 2001 Massey's commercial paper bore interest at an average rate of 3.03 percent. Based on the commercial paper balance outstanding at October 31, 2001, a 100 basis point increase in the average issuance rate for Massey's commercial paper would increase Massey's annual interest expense by approximately $2.6 million.

   Almost all of Massey's transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

Item 8. Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Massey Energy Company

   We have audited the accompanying consolidated balance sheets of Massey Energy Company as of October 31, 2001 and 2000, and the related consolidated statements of earnings, cash flows, and shareholders' equity for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Massey Energy Company at October 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                  /s/ Ernst & Young LLP

   Richmond, Virginia
   January 25, 2002

                             MASSEY ENERGY COMPANY

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (In Thousands, Except Per Share Amounts)

                                                        Year Ended October 31,
                                                   --------------------------------
                                                      2001       2000       1999
                                                   ---------- ---------- ----------
Net sales......................................... $1,203,285 $1,081,027 $1,076,059
Other revenue.....................................     50,471     59,645     38,393
                                                   ---------- ---------- ----------
       Total revenue..............................  1,253,756  1,140,672  1,114,452
                                                   ---------- ---------- ----------
Costs and expenses................................
   Cost of sales..................................  1,024,075    837,072    774,820
   Depreciation, depletion and
     amortization.................................    181,269    171,336    167,558
   Selling, general and administrative............     31,702     35,364     32,696
                                                   ---------- ---------- ----------
       Total costs and expenses...................  1,237,046  1,043,772    975,074
                                                   ---------- ---------- ----------

Income from operations............................     16,710     96,900    139,378
Interest income...................................      8,747     25,661     14,426
Interest expense..................................   (34,214)      (347)      (803)
                                                   ---------- ---------- ----------
(Loss) Earnings before taxes......................    (8,757)    122,214    153,001
Income tax (benefit) expense......................    (7,707)     43,410     49,561
                                                   ---------- ---------- ----------

       Net (loss) earnings........................ $  (1,050) $   78,804 $  103,440
                                                   ========== ========== ==========
(Loss) Earnings per share
   Basic.......................................... $   (0.01) $     1.07 $     1.41
                                                   ========== ========== ==========
   Diluted........................................ $   (0.01) $     1.07 $     1.41
                                                   ========== ========== ==========
Shares used to calculate (loss) earnings per share
   Basic..........................................     73,858     73,469     73,469
                                                   ========== ========== ==========
   Diluted........................................     73,858     73,472     73,476
                                                   ========== ========== ==========


                See Notes to Consolidated Financial Statements.

                             MASSEY ENERGY COMPANY

                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                                            At October 31,
                                                                         ---------------------
                                                                            2001       2000
                                                                         ---------- ----------
                                ASSETS
                                ------
Current Assets
   Cash and cash equivalents............................................ $    5,664 $    6,929
   Trade and other accounts receivable..................................    198,885    215,574
   Inventories..........................................................    141,483    104,132
   Deferred taxes.......................................................     13,572      8,398
   Income taxes receivable..............................................      1,880         --
   Prepaid expenses and other...........................................     93,620     67,813
                                                                         ---------- ----------

       Total current assets.............................................    455,104    402,846
Net Property, Plant and Equipment.......................................  1,613,133  1,559,426
Other Noncurrent Assets
   Pension assets.......................................................     80,400     67,740
   Other................................................................    120,029    124,018
                                                                         ---------- ----------
       Total other noncurrent assets....................................    200,429    191,758
                                                                         ---------- ----------

       Total assets..................................................... $2,268,666 $2,154,030
                                                                         ========== ==========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
Current Liabilities
   Accounts payable, principally trade and bank overdrafts.............. $  185,903 $  153,457
   Short-term debt......................................................    248,231         --
   Payroll and employee benefits........................................     37,878     30,784
   Income taxes payable.................................................         --      5,122
   Other current liabilities............................................     68,159     78,420
                                                                         ---------- ----------
       Total current liabilities........................................    540,171    267,783
Long-term debt..........................................................    300,000         --
Noncurrent Liabilities
   Deferred taxes.......................................................    254,115    254,022
   Other................................................................    308,030    257,607
                                                                         ---------- ----------

       Total noncurrent liabilities.....................................    562,145    511,629
Shareholders' Equity
   Capital Stock........................................................
   Preferred stock - authorized 20,000,000 shares; no par; none issued           --         --
   Common stock - authorized 150,000,000 shares; $0.625 par; issued and
     outstanding - 74,543,670 shares....................................     46,590         --
   Additional Capital...................................................     15,541         --
   Retained earnings....................................................    810,925         --
   Unamortized executive stock plan expense.............................    (6,706)         --
   Net investment by Fluor Corporation..................................         --  1,653,682
   Due from Fluor Corporation...........................................         --  (279,064)
                                                                         ---------- ----------
       Total shareholders' equity.......................................    866,350  1,374,618
                                                                         ---------- ----------

       Total liabilities and shareholders' equity....................... $2,268,666 $2,154,030
                                                                         ========== ==========

                See Notes to Consolidated Financial Statements.

                             MASSEY ENERGY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                                         Year Ended October 31,
                                                                    --------------------------------
                                                                       2001       2000       1999
                                                                    ---------- ---------- ----------
Cash Flows From Operating Activities
Net (loss) earnings................................................ $  (1,050) $   78,804 $  103,440
Adjustments to reconcile net earnings to cash provided by operating activities:
   Depreciation, depletion and amortization........................    181,269    171,336    167,558
   Deferred taxes..................................................    (1,466)     28,228     42,409
   Loss (gain) on disposal of assets...............................      1,698   (26,330)    (8,982)
   Changes in operating assets and liabilities
   Decrease (increase) in accounts receivable......................      4,603   (42,801)    (6,653)
   Increase in inventories.........................................   (40,350)   (12,349)   (20,089)
   Increase in prepaid expenses and other current assets...........   (25,461)   (13,983)    (7,578)
   Increase in pension and other assets............................   (25,237)   (30,013)   (36,733)
   Increase (decrease) in accounts payable and bank overdrafts.....     32,446    (6,729)     19,850
   (Decrease) increase in accrued income taxes.....................    (7,002)      2,197   (11,340)
   Decrease in other accrued liabilities...........................    (4,068)    (5,204)   (10,007)
   Increase in other non-current liabilities.......................     36,735     11,135      4,609
                                                                    ---------- ---------- ----------
       Cash provided by operating activities.......................    202,591    154,291    236,484
                                                                    ---------- ---------- ----------
Cash Flows From Investing Activities
   Capital expenditures............................................  (247,517)  (204,835)  (230,001)
   Proceeds from sale of assets....................................      5,071     31,468      6,437
                                                                    ---------- ---------- ----------
       Cash utilized by investing activities.......................  (242,446)  (173,367)  (223,564)
                                                                    ---------- ---------- ----------
Cash Flows From Financing Activities
   Decrease in short-term debt, net................................   (29,998)         --         --
   Decrease (increase) in amount due from Fluor Corporation........     67,554      1,352   (15,012)
   Equity contributions from Fluor Corporation.....................      2,476     17,069      7,739
   Cash dividends paid.............................................   (11,811)         --         --
   Stock options exercised.........................................      9,369         --         --
       Other, net..................................................      1,000      (467)    (1,247)
                                                                    ---------- ---------- ----------
          Cash provided (utilized) by financing activities.........     38,590     17,954    (8,520)
                                                                    ---------- ---------- ----------
(Decrease) increase in cash and cash equivalents...................    (1,265)    (1,122)      4,400
Cash and cash equivalents at beginning of period...................      6,929      8,051      3,651
                                                                    ---------- ---------- ----------
Cash and cash equivalents at end of period......................... $    5,664 $    6,929 $    8,051
                                                                    ========== ========== ==========
Supplemental disclosure of cash flow information
   Cash paid during the fiscal year for income taxes............... $    1,656 $   12,834 $   18,492
                                                                    ========== ========== ==========

                See Notes to Consolidated Financial Statements.

                             MASSEY ENERGY COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (In Thousands of Dollars except share amounts)

                                Common Stock
                               --------------
                                                         Unamortized      Net
                                                          Executive  Investment by  Due From                 Total
                                              Additional Stock Plan      Fluor        Fluor    Retained  Shareholders'
                               Shares Amount   Capital     Expense    Corporation  Corporation Earnings     Equity
                               ------ ------- ---------- ----------- ------------- ----------- --------- -------------
Balance at October 31, 1998...                                       $  1,446,630  $(265,404)             $1,181,226
Net earnings..................                                            103,440                            103,440
Capital contributions.........                                              7,739                              7,739
Net change in amount due
  from Fluor Corporation......                                                       (15,012)               (15,012)
                               ------ -------  -------    --------   ------------  ----------  ---------  ----------
Balance at October 31, 1999...                                       $  1,557,809  $(280,416)             $1,277,393
                               ------ -------  -------    --------   ------------  ----------  ---------  ----------
Net earnings..................                                             78,804                             78,804
Capital contributions.........                                             17,069                             17,069
Net change in amount due
  from Fluor Corporation......                                                          1,352                  1,352
                               ------ -------  -------    --------   ------------  ----------  ---------  ----------
Balance at October 31, 2000...                                       $  1,653,682  $(279,064)             $1,374,618
                               ------ -------  -------    --------   ------------  ----------  ---------  ----------
Net loss......................                                                                   (1,050)     (1,050)
Capital contributions.........                                              2,476                              2,476
Net change in amount due
  from Fluor Corporation......                                                         67,554                 67,554
Spin-Off transaction.......... 73,469  45,918              (3,840)    (1,656,158)     211,510    826,748   (575,822)
Dividends declared
  ($0.20 per share)...........                                                                  (14,773)    (14,773)
Exercise of stock options, net    817     511    8,858                                                         9,369
Stock option tax benefit......                   2,611                                                         2,611
Amortization of executive
  stock plan expense..........                               1,367                                             1,367
Issuance of restricted stock,
  net.........................    258     161    4,072     (4,233)                                                --
                               ------ -------  -------    --------   ------------  ----------  ---------  ----------
Balance at October 31, 2001... 74,544 $46,590  $15,541    $(6,706)        --           --      $ 810,925  $  866,350
                               ====== =======  =======    ========   ============  ==========  =========  ==========


                See Notes to Consolidated Financial Statements.

                             MASSEY ENERGY COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Major Accounting Policies

Basis of Presentation

   The accompanying consolidated financial statements include the accounts of Massey Energy Company ("Massey" or the "Company"), its wholly owned subsidiary
A. T. Massey Coal Company, Inc. ("A. T. Massey") and its subsidiaries. A. T. Massey now represents the sole operating subsidiary of Massey, as Massey has no separate independent operations. Until the spin-off transaction on November 30, 2000 (the "Spin-Off") (See Note 9), A. T. Massey was 100% controlled by Fluor Corporation ("Fluor"). Therefore, these financial statements for all periods prior to 2001 may not necessarily be indicative of the results of operations, financial position and cash flows of Massey in the future or had it operated as a separate independent company. All significant intercompany transactions and accounts have been eliminated.

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

Revenue Recognition


   Coal sales are generally recognized when title passes to the customers. For domestic sales, this generally occurs when coal is loaded at the mine or at off-site storage locations. For export sales, this generally occurs when coal is loaded onto marine vessels at terminal locations.

   Other revenue generally consists of royalties, rentals, miscellaneous income and gains on the sale of non-strategic assets. For the years ended October 31, 2001, 2000, and 1999, the Company recorded gains on the sale of non-strategic reserves of $1.1 million, $26.5 million, and $10.2 million, respectively.

Property, Plant and Equipment


   Property, plant and equipment is carried at cost and comprises:

                                                              At October 31,
                                                          -----------------------
                                                              2001        2000
                                                          ------------ ----------
                                                              (in thousands)
Land, buildings and equipment............................ $  1,652,017 $1,561,122
Mining properties and mineral rights.....................      596,280    582,512
Mine development.........................................      466,777    373,418
                                                          ------------ ----------
Total property, plant and equipment......................    2,715,074  2,517,052
Less accumulated depreciation, depletion and amortization  (1,101,941)  (957,626)
                                                          ------------ ----------
   Net property, plant and equipment..................... $  1,613,133 $1,559,426
                                                          ============ ==========

   Expenditures that extend the useful lives of existing buildings and equipment are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Coal exploration costs are expensed as incurred. Development costs applicable to the opening of new coal mines and certain mine expansion projects are capitalized. When properties are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is credited or charged to income.

   Depreciation of buildings, plant and equipment is calculated on the straight-line method over their estimated useful lives, which generally range from 15 to 30 years for building and plant, and 3 to 20 years for equipment.

Depletion of mining properties and mineral rights and amortization of mine development costs are computed using the units-of-production method over the estimated recoverable tons.

Reclamation

   The Company accrues for post-mining reclamation costs, as coal is mined, on a unit-of-production basis over the estimated recoverable tons. Accrued reclamation costs are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements. Reclamation of disturbed acreage is performed as a normal part of the mining process.

Impairment of Long-Lived Assets

   Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The carrying value of the assets is then reduced to their estimated fair value which is usually measured based on an estimate of future discounted cash flows.

   During the third quarter of 2001, management decided to move a longwall to better mining conditions in another mining location. As a result, unamortized longwall panel development costs of $7.6 million were considered to be impaired and were written off. These charges are included in cost of sales. During the fourth quarter of 2000, due to poor and unsafe mining conditions, the Company abandoned certain longwall mining equipment and related longwall panel development costs. This resulted in a write-off of approximately $9 million, which is included in cost of sales.

Advance Mining Royalties

   Leases which require minimum annual or advance payments and are recoverable from future production are generally deferred and charged to expense as the coal is subsequently produced. At October 31, 2001 and 2000, advance mining royalties included in other noncurrent assets totaled $29.8 and $27.5 million, respectively.

Black Lung Benefits

   Coal mining subsidiaries are obligated to pay coal workers' pneumoconiosis (black lung) benefits to eligible recipients with respect to claims awarded on or after July 1, 1973. Charges are being made to operations based on annual evaluations prepared by the Company's independent actuaries.

Income Taxes

   Deferred income taxes result from temporary differences between the tax bases of assets and liabilities and their financial reporting amounts.

Earnings per Share


   Shares used to calculate basic earnings per share for the periods ended October 31, 2000 and 1999 is based on the number of shares outstanding immediately following the Spin-Off (see Note 9). The number of shares used to calculate basic loss per share for the period ended October 31, 2001 is based on the number of weighted average outstanding shares of Massey Energy during the period. Shares used to calculate diluted earnings per share for the periods ended October 31, 2000 and 1999 is based on the number of shares outstanding immediately following the Spin-Off and the dilutive effect of stock options and other stock-based instruments of Fluor Corporation, held by Massey employees, that were converted to equivalent instruments in Massey Energy Company in connection with the Spin-Off. In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities was excluded from the calculation of the diluted loss per common share for the period ended October 31, 2001 as such inclusion would result in antidilution.

   The computations for basic and diluted (loss) earnings per share are based on the following per share information:

                                                       At October 31,
                                                    --------------------
                                                     2001   2000   1999
                                                    ------ ------ ------
                                                       (in thousands)
       Weighted average shares of common stock
         outstanding:..............................
          Basic.................................... 73,858 73,469 73,469
          Effect of stock options/restricted stock.     --      3      7
                                                    ------ ------ ------
          Diluted.................................. 73,858 73,472 73,476
                                                    ====== ====== ======

Inventories

   Purchased coal inventories are stated at the lower of cost, computed on the first-in, first-out method, or market value. Produced coal and supplies generally are stated at the lower of average cost or net realizable value.

Inventories are comprised of the following:

                                   At October 31,
                                  -----------------
                                    2001     2000
                                  -------- --------
                                   (in thousands)
                            Coal. $117,915 $ 82,636
                            Other   23,568   21,496
                                  -------- --------
                                  $141,483 $104,132
                                  ======== ========

Longwall Panel Costs

   The Company defers certain costs related to the development of longwall panels within a deep mine. These costs are amortized over the life of the panel once it is placed in service. Longwall panel lives range from approximately eight to twelve months. At October 31, 2001 and 2000, deferred longwall panel costs included in other current assets totaled $52.0 million and $24.6 million, respectively.

Internal Use Software

   The Company capitalizes certain costs incurred in the development of internal-use software, including external direct material and service costs, and employee payroll and payroll-related costs in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use." All costs capitalized are amortized using the straight-line method over the estimated useful life not to exceed 7 years.

Concentrations of Credit Risk and Major Customers

   The Company is engaged in the production of high-quality low sulfur steam coal for the electric generating industry, as well as industrial customers and metallurgical coal for the steel industry. Steam coal sales accounted for approximately 54%, 50%, and 46% of consolidated net sales during 2001, 2000, and 1999, respectively. Metallurgical coal sales accounted for approximately 34%, 40%, and 45% of consolidated net sales during 2001, 2000, and 1999, respectively. Industrial coal sales during 2001, 2000, and 1999 were 12%, 10%, and 9% of consolidated net sales, respectively.

   Massey's mining operations are conducted in eastern Kentucky, West Virginia and Virginia and the coal is marketed primarily in the United States.

   For the years ended October 31, 2001, 2000, and 1999, approximately 11%, 14%,and 12%, respectively, of net sales were made to one utility customer. At October 31, 2001, approximately 25%, 63% and 12% of consolidated trade receivables represent amounts due from metallurgical customers, utility customers and industrial customers, respectively, compared with 51%, 40% and 9%, respectively, as of October 31, 2000. Credit is extended based on an evaluation of the customer's financial condition and generally collateral is not required.

Derivatives

   Effective November 1, 2000, the Company adopted Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities". The Statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of these accounting standards and subsequent implementation guidance did not have a significant impact on the Company's financial position, results of operations, or liquidity.

Stock Plans

   The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded based on the quoted market price of the Company's stock at the end of the period.

Accounting Pronouncements

   On August 15, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". The standard will require that retirement obligations be recorded as a liability based on the present value of the estimated cash flows. This SFAS is effective for fiscal years beginning after June 15, 2002, and transition is by cumulative catch-up adjustment. The adoption of this accounting standard will take place during the Company's fiscal year 2003. The Company is currently evaluating the impact that the standard will have on its financial statements.

Reclassifications

   Certain prior year amounts have been reclassified to conform to current year presentation.

2.  Income Taxes

   Income tax (benefit) expense included in the consolidated statement of earnings is as follows:

                                                Year Ended October 31,
                                               -------------------------
                                                 2001    2000     1999
                                               -------- ------- --------
                                                    (in thousands)
        Current:
           Federal............................ $(6,389) $13,735 $  9,048
           State and local....................      148   1,447  (1,896)
                                               -------- ------- --------
               Total current..................  (6,241)  15,182    7,152
                                               -------- ------- --------
        Deferred:
           Federal............................  (1,132)  24,719   36,912
           State and local....................    (334)   3,509    5,497
                                               -------- ------- --------
               Total deferred.................  (1,466)  28,228   42,409
                                               -------- ------- --------
               Total income tax (benefit)
                 expense...................... $(7,707) $43,410 $ 49,561
                                               ======== ======= ========

   For the tax year ended October 31, 2001, Massey's consolidated federal income tax return includes the operations of A.T. Massey and Fluor until the date of the Spin-Off.

   A reconciliation of income tax (benefit) expense calculated at the federal statutory rate of 35% to the Company's income tax (benefit) expense on (loss) earnings is as follows:

                                                   Year Ended October 31,
                                                 --------------------------
                                                   2001     2000     1999
                                                 -------- -------- --------
                                                       (in thousands)
    U.S. statutory federal tax expense.......... $(3,065) $ 42,775 $ 53,550
    Increase (decrease) in taxes resulting from:
       State taxes..............................      117    3,799    2,341
       Items without tax effect.................      700    5,235    3,729
       Depletion................................  (4,496)  (7,657)  (9,625)
       FSC exempt income........................    (963)    (952)  (1,242)
       Other, net...............................       --      210      808
                                                 -------- -------- --------
         Total income tax (benefit) expense..... $(7,707) $ 43,410 $ 49,561
                                                 ======== ======== ========

   Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

                                                             October 31,
                                                        --------------------
                                                          2001       2000
                                                        ---------  ---------
                                                           (in thousands)
   Deferred tax assets:
        Postretirement benefit obligations............. $  28,422  $  27,566
        Worker's compensation..........................    13,284     12,611
        Reclamation and mine closure...................    32,416     34,123
        Alternative minimum tax credit carryforwards...    59,549     59,549
        Other..........................................    35,246     30,339
                                                        ---------  ---------
                                                          168,917    164,188
   Valuation allowance for deferred tax assets.........   (66,508)   (65,085)
                                                        ---------  ---------
   Deferred tax assets, net............................   102,409     99,103
                                                        ---------  ---------
   Deferred tax liabilities:
        Plant, equipment and mine development..........  (187,136)  (185,385)
        Mining property and mineral rights.............  (110,748)  (112,574)
        Other..........................................   (45,068)   (46,768)
                                                        ---------  ---------
          Total deferred tax liabilities...............  (342,952)  (344,727)
                                                        ---------  ---------
   Net deferred tax liabilities........................ $(240,543) $(245,624)
                                                        =========  =========

   The Company's deferred tax assets include alternative minimum tax ("AMT") credits of $59.5 million each at October 31, 2001 and 2000. The AMT credits have no expiration date. Subsequent to the Spin-Off, the Company completed an assessment of its deferred tax balances and the liklihood of realizing AMT credit carryforwards as a stand-alone company. Management determined, more likely than not, that these credits will not be realized. Accordingly, the Company reclassified tax reserves at October 31, 2000 to reflect the full valuation allowance related to these credits.

   Massey's federal income tax returns have been examined by the Internal Revenue Service, or Statutes of Limitations have expired through 1997. Management believes that the Company has adequately provided for any income taxes and interest that may ultimately be paid with respect to all open tax years.

3.  Retirement Benefits

   Prior to October 1, 2001, Massey sponsored two non-contributory defined benefit pension plans which covered substantially all administrative and non-union employees hired prior to September 1, 1994. As of October 1, 2001, these plans were merged together with each participant group retaining its benefit formula. These formulas provide pension benefits based on the employee's years of service and average annual compensation during the highest five consecutive years of service. In addition, the new merged plan covers substantially all administrative and non-union employees of the Company who were previously covered under a non-contributory defined contributory pension plan. These participants will accrue benefits under a third cash balance formula with contribution credits based on hours worked. Funding for the plan is generally at the minimum annual contribution level required by applicable regulations.

   The plans assets are held by an independent trustee and, in certain circumstances, by insurance carriers. The plans assets include cash and cash equivalents, corporate and government bonds, preferred and common stocks, investments in mutual funds and annuity contracts. The fair market value of the plans assets was $196 million at October 31, 2001.

   Net periodic pension income for the defined benefit pension plan includes the following components:

                                                    Year Ended October 31,
                                                 ----------------------------
                                                   2001      2000      1999
                                                 --------  --------  --------
                                                        (in thousands)
       Service cost............................. $  2,657  $  2,509  $  3,451
       Interest cost............................    9,498     9,114     8,987
       Expected return on plan assets...........  (22,245)  (20,732)  (18,281)
       Amortization of unrecognized net asset...   (1,800)   (2,116)     (872)
       Amortization of prior service cost.......       57        56        56
                                                 --------  --------  --------
       Net periodic pension income.............. $(11,833) $(11,169) $ (6,659)
                                                 ========  ========  ========


   The weighted average assumptions used in determining pension obligations are as follows:

                                                              At October 31,
                                                              -------------
                                                               2001    2000
                                                              ----     ----
          Discount rate...................................... 7.25%    7.75%
          Rate of increase in compensation levels............ 4.00%    4.00%
          Expected long-term rate of return on plan assets... 9.50%    9.50%

   The following table sets forth the change in benefit obligation, plan assets and funded status of the Company's defined benefit pension plan:

                                                            At October 31,
                                                          -------------------
                                                            2001      2000
                                                          --------- ---------
                                                            (in thousands)
       Change in benefit obligation
          Benefit obligation at beginning of year........ $ 126,687 $ 123,865
          Service cost...................................     2,657     2,509
          Interest cost..................................     9,498     9,114
          Actuarial loss (gain)..........................     7,626   (3,262)
          Benefits paid..................................   (6,274)   (5,539)
                                                          --------- ---------
              Benefit obligation at end of year.......... $ 140,194 $ 126,687
                                                          ========= =========
       Change in plan assets
          Fair value at beginning of year................ $ 237,551 $ 221,223
          Actual return on assets........................  (35,156)    21,840
          Company contributions..........................        10        27
          Benefits paid..................................   (6,274)   (5,539)
                                                          --------- ---------
              Fair value at end of year.................. $ 196,131 $ 237,551
                                                          ========= =========
       Funded status..................................... $  55,937 $ 110,864
       Unrecognized net actuarial loss (gain)............    20,743  (46,083)
       Unrecognized prior service cost...................       461       518
                                                          --------- ---------
       Pension assets....................................    77,141    65,299
       Amount included in current liabilities............     3,259     2,441
                                                          --------- ---------
       Noncurrent asset.................................. $  80,400 $  67,740
                                                          ========= =========

   Under labor contracts with the United Mine Workers of America Benefit Funds, certain operations make payments into two multi-employer defined benefit pension plan trusts established for the benefit of certain union employees. The contributions are based on tons of coal produced and hours worked. Such payments aggregated approximately $0.1 million each in 2001, 2000 and 1999.

   Under the Coal Industry Retiree Health Benefits Act of 1992, coal producers are required to fund medical and death benefits of certain retired union coal workers based on premiums assessed by the United Mine Workers of America. Based on available information at October 31, 2001, the Company's obligation (discounted at 7.25%) under the Act is estimated at approximately $52.3 million. The cost of the Company's obligation will be recognized as expense as payments are assessed. The Company expense related to this obligation for the years ended October 31, 2001, 2000, and 1999 totaled $5.0 million, $3.6 million, and $3.5 million, respectively.

   Certain union employees are covered by a non-contributory defined contribution pension plan. Contributions to the defined contribution retirement plan are based on hours worked.

   Until prior to October 1, 2001, the Company sponsored a separate non-contributory defined contribution pension plan for substantially all administrative and non-union employees, on September 30, 2001, the plan was frozen and assets were merged into an existing salary deferral and profit sharing plan. Employees covered under the frozen plan now participate in the defined benefit pension plan under the third formula discussed in the first paragraph of this Note.

   For certain employees, the Company sponsors a contributory defined contribution pension plan for eligible employees with Company contributions based on hours worked. Effective October 1, 2001, the salary deferral rate was increased from 10% to 15% of eligible compensation and the Company matches 30% on the first 10% of employee deferrals.The Company may make an additional discretionary contribution to the plan.

   For the years ended October 31, 2001, 2000, and 1999, Company contributions to these three plans aggregated approximately $7.5 million, $5.6 million, and $5.4 million, respectively.

   The Company also sponsors a salary deferral and profit sharing plan covering substantially all administrative and non-union employees. Effective October 1, 2001, the salary deferral rate was increased from 10% to 15% of eligible compensation and the Company matches 30% on the first 10% of employee deferrals. The Company may make additional discretionary contributions to the plan. Total Company contributions aggregated approximately $2.5 million, $2.2 million, and $2.6 million, in 2001, 2000, and 1999, respectively.

   The Company also sponsors defined benefit health care plans that provide post-retirement medical benefits to eligible union and non-union members. To be eligible, retirees must meet certain age and service requirements. Depending on year of retirement, benefits may be subject to annual deductibles, coinsurance requirements, lifetime limits, and retiree contributions. Service costs are accrued currently. The accumulated postretirement benefit obligation at October 31, 2001 was determined in accordance with the current terms of the Company's health care plans, together with relevant actuarial assumptions and health care cost trend rates projected at an annual rate of 8.0 percent ranging down to 5.0 percent in 2007 (5.7% ranging down to 5.0% in 2002 at October 31, 2000), and remaining level thereafter.

   Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                      1-Percentage   1-Percentage
                                                                     -------------- --------------
                                                                     Point Increase Point Decrease
                                                                     -------------- --------------
                                                                            (in thousands)
       Effect on total of service and interest costs components.....    $ 1,990        $ (1,591)
       Effect on accumulated postretirement benefit obligation......    $15,435        $(12,498)

   Net periodic postretirement benefit cost includes the following components:

                                                     Year Ended October 31,
                                                     ----------------------
                                                      2001    2000    1999
                                                     ------  ------  ------
                                                         (in thousands)
         Service cost............................... $3,426  $3,543  $3,850
         Interest cost..............................  5,333   4,611   4,092
         Amortization of prior service cost.........    140     140     140
                                                     ------  ------  ------
         Net periodic postretirement benefit cost... $8,899  $8,294  $8,082
                                                     ======  ======  ======

   The following table sets forth the change in benefit obligation of the Company's postretirement benefit plans:

                                                            At October 31,
                                                          -------------------
                                                            2001      2000
                                                          --------- ---------
                                                            (in thousands)
       Change in benefit obligation
          Benefit obligation at beginning of year........ $  66,355 $  58,203
          Service cost...................................     3,426     3,543
          Interest cost..................................     5,333     4,611
          Actuarial loss.................................    16,857     2,397
          Benefits paid..................................   (2,405)   (2,399)
                                                          --------- ---------
              Benefit obligation at end of year.......... $  89,566 $  66,355
                                                          ========= =========
       Funded status..................................... $(89,566) $(66,355)
       Unrecognized net actuarial loss (gain)............    12,965   (3,892)
       Unrecognized prior service cost...................     1,496     1,636
                                                          --------- ---------
       Accrued postretirement benefit obligation.........  (75,105)  (68,611)
       Amount included in other current liabilities......     3,044     2,659
                                                          --------- ---------
              Noncurrent liability....................... $(72,061) $(65,952)
                                                          ========= =========

   The discount rate used in determining the postretirement benefit obligation was 7.25 percent at October 31, 2001 and 7.75 percent at October 31, 2000.

4.  Fair Value of Financial Instruments

   Certain Company subsidiaries provide loans to West Virginia businesses at prevailing interest rates as part of an economic development program that provides tax credits as incentives. Outstanding loans at October 31, 2001 and 2000 amounted to $10.5 million and $11.3 million, respectively, of which $2.4 million and $3.0 million, respectively, are unsecured. These loans are estimated to be at fair value, after recording an allowance for loan losses of $2.1 million at October 31, 2001 and $2.9 million at October 31, 2000, based on future cash flows and related credit risk. The current portion of these notes is included in trade and other accounts receivable. The noncurrent portion is included in other noncurrent assets.

   Prior to the Spin-Off (see Note 9), the Company loaned funds in excess of its operating and capital needs to Fluor and received interest on the average daily balance at 130% of the federal short-term rate determined in accordance with the Internal Revenue Code of 1986. Fluor repaid these loans to the Company as the need arose. The Company believed these financial practices to be a fair arrangement with its prior parent and concluded that any further assessment to determine fair market value of amounts due from Fluor would not be cost beneficial. Interest income for 2001, 2000, and 1999 related to these loans amounted to $1.5 million, $16.6 million and $11.7 million, respectively. These loans were classified as a reduction to shareholders' equity in the consolidated balance sheet as of October 31, 2000, and were settled as part of the Spin-Off transaction.

   Included in other noncurrent assets as of October 31, 2000, is $21.8 million of Fluor commercial paper acquired in the open market at prevailing interest rates. As of the Spin-Off, Massey ceased to have any investment in Fluor commercial paper. Interest income associated with the Fluor commercial paper was not material for the year ended October 31, 2001, and amounted to $1.6 million for the year ended October 31, 2000 and $1.1 million for the year ended October 31, 1999. The commercial paper is classified as an available-for-sale security, and is carried at cost, which approximates fair value. Unrealized gains or losses are insignificant. Due to restrictions on the use of the commercial paper, it has been classified as a noncurrent asset.

   In addition, the Company has outstanding $248.2 million of short-term debt at October 31, 2001 (see Note 10). The carrying amount of this debt approximates its fair value.

   The Company's long-term debt consists entirely of 6.95 percent Senior Notes due March 1, 2007 (see Note 10). The fair value of the Senior Notes at October 31, 2001, based on currently available market information, was $305.9 million.

5.  Other Noncurrent Liabilities

   Other noncurrent liabilities comprise the following:

                                                        At October 31,
                                                       -----------------
                                                         2001     2000
                                                       -------- --------
                                                        (in thousands)
            Black lung obligation..................... $ 53,596 $ 24,033
            Reclamation...............................  107,448  111,101
            Other post-employment benefits (Note 3)...   72,061   65,952
            Workers' compensation.....................   19,784   24,429
            Other.....................................   55,141   32,092
                                                       -------- --------
                                                       $308,030 $257,607
                                                       ======== ========

   Coal mining companies are subject to the Federal Coal Mine Health and Safety Act of 1969, as amended, and various states' statutes for the payment of medical and disability benefits to eligible recipients related to coal worker's pneumoconiosis (black lung). The Company provides for these claims principally through a self-insurance program. Trusteed assets available for idled company benefits of approximately $2.4 million and $29.8 million are applied to reduce the balance sheet amount of black lung obligations at October 31, 2001 and 2000, respectively. Charges are made to operations based on annual evaluation prepared by the Company's independent actuaries. The expense for 2001, 2000 and 1999, respectively, was determined using a discount rate of 7.75%.

   Black lung expense includes the following components:

                                                Year Ended October 31,
                                               ------------------------
                                                2001    2000     1999
                                               ------ -------- --------
                                                    (in thousands)
             Service cost..................... $(316) $    950 $    767
             Interest cost....................  2,137    2,344    1,960
             Amortization of actuarial gain...     --  (3,492)  (1,163)
             Interest on actuarial gain.......     --    (270)    (314)
                                               ------ -------- --------
                Total black lung expense...... $1,821 $  (468) $  1,250
                                               ====== ======== ========

   Under the Federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes, mine property is required to be restored in accordance with regulated standards. The Company performs a certain amount of required reclamation of disturbed acreage as an integral part of its normal mining process. All such costs are expensed as incurred.

   Reclamation costs to be incurred upon final mine closure are estimated and accrued as mining progresses over the estimated useful mining life of the property. The costs relate to reclaiming the pit and support acreage of surface mines and sealing portals of deep mines. Other costs common to both types of mining are related to reclaiming refuse and slurry ponds. The establishment of the reclamation liability is based on permit requirements and requires various estimates and assumptions, principally associated with costs and productivities. For the years ended October 31, 2001, 2000, and 1999, the Company accrued approximately $7 million, $5 million, and $6 million, respectively, towards final mine closure reclamation, excluding reclamation recosting adjustments identified below. The Company reviews its entire environmental liability annually and makes necessary adjustments, including permit changes and revisions to costs and productivities to reflect current experience. These recosting adjustments are recorded as a decrease in cost of sales and totaled $7.0 million, $4.2 million and $0.8 million for the years ended October 31, 2001, 2000, and 1999, respectively. The Company's management believes it is making adequate provision for all expected future reclamation costs. Final reclamation costs for all operations as of October 31, 2001 are estimated to be approximately $153 million.

6.  Stock Plans

   Massey's executive stock plans provide for grants of non-qualified or incentive stock options, restricted stock awards and stock appreciation rights ("SARS"). All executive stock plans are administered by the Compensation Committee of the Board of Directors (the "Committee") comprised of outside directors. Option grant prices are determined by the Committee and are established at the fair value of the Company's common stock at the date of grant. Options and SARS normally extend for 10 years and become exercisable over a vesting period determined by the Committee, which can include accelerated vesting for achievement of performance or stock price objectives.

   Stock based grants (restricted shares, stock options and SARS as discussed herein) awarded to employees of the Company prior to the Spin-Off, were generally converted to equivalent instruments in Massey following its separation from Fluor. In this regard, the outstanding number of grants were increased by multiplying the applicable amount by 4.056 (the "Conversion Ratio"). Similarly, where applicable, the exercise price was reduced by dividing the exercise price prior to the Spin-Off by the Conversion Ratio.

   During 2001 the Company issued 875,961 nonqualified stock options that vest over four years and expire in ten years. During 2000 and 1999, prior to the Spin-Off, 290,080 and 113,860 options (in Fluor stock), respectively, were awarded to Massey employees. The 2000 awards cliff vest after four years and expire in ten years, with accelerated vesting provisions based on the price of Massey's stock. The accelerated vesting provisions were achieved during the first quarter of 2001. The 1999 awards vest over four years and expire in ten years.

   No grants of SARS were made to Massey employees during the period 1999 through 2001.

   Restricted stock awards issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed or performance objectives have been attained. Upon termination of employment, shares upon which restrictions have not lapsed must be returned to the Company. Restricted stock issued under the plans totaled 266,411 shares in 2001. Prior to the Spin-Off, Fluor Corporation restricted stock issued to Massey employees totaled 31,390 shares in 2000 (117,618 shares when applying the Spin-Off conversion ratios at date of grant), and 42,647 shares in 1999 (98,946 shares when applying the Spin-Off conversion ratios at date of grant).

   As permitted by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company has elected to continue following the guidance of APB Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees. For the fiscal years ended October 31, 2001, 2000 and 1999, expenses related to Massey's various stock compensation plans totaled $5.8 million, $3.8 million and $6.3 million, respectively. Under APB Opinion No. 25, no compensation cost is recognized for the option plans where vesting provisions are based only on the passage of time. Had the Company recorded compensation expense using the accounting method recommended by SFAS No. 123, net earnings and diluted earnings per share would have been reduced to the pro forma amounts as follows:

       Year ended October 31,                    2001     2000     1999
       ------------------------------------------------------------------
       (in thousands, except per share amounts)
        Net (loss) earnings
           As reported......................... ($1,050) $78,804 $103,440
           Pro forma........................... ($2,425) $77,204 $102,670
        Diluted net (loss) earnings per share
           As reported......................... ($ 0.01) $  1.07 $   1.41
           Pro forma........................... ($ 0.03) $  1.05 $   1.40

   The estimated fair value as of the date of grant for options granted to Massey employees in 2001, 2000 and 1999 was determined using the Black-Scholes option-pricing model based on the following weighted average assumptions (assumptions applied in 2000 and 1999 were determined by Fluor):

                                              2001  2000  1999
                                              ----  ----  ----
                Expected option lives (years)    5     6     6
                Risk-free interest rates..... 4.29% 6.03% 4.43%
                Expected dividend yield...... 0.81% 1.74% 1.37%
                Expected volatility.......... 37.1% 39.8% 33.4%

   The weighted average fair value of options granted by the Company during 2001 was $7.22. The weighted average fair value of options granted by Fluor to Massey employees during 2000 and 1999 was $18.00 and $15.06, respectively (prior to conversion).

   The following table summarizes stock option activity:

                                                      Weighted Average
                                                  ------------------------
                                                    Stock   Exercise Price
                                                   Options    Per Share
      --------------------------------------------------------------------
      Outstanding at October 31, 1998............   335,816    $ 49.24
      --------------------------------------------------------------------
      Granted....................................   113,860    $ 42.88
      Expired or Cancelled.......................   (6,950)    $ 56.77
      Exercised..................................     (980)    $ 35.09
      --------------------------------------------------------------------
      Outstanding at October 31, 1999............   441,746    $ 47.51
      --------------------------------------------------------------------
      Granted....................................   290,080    $ 44.31
      Expired or Cancelled.......................  (52,010)    $ 48.61
      Exercised..................................   (6,755)    $ 35.09
      --------------------------------------------------------------------
      Outstanding at October 31, 2000............   673,061    $ 47.16
      --------------------------------------------------------------------
      Conversion adjustment to shares at Spin-Off 1,960,581
      Granted....................................   875,961    $ 19.78
      Expired or Cancelled....................... (375,486)    $ 12.12
      Exercised ................................. (817,110)    $ 11.47
      --------------------------------------------------------------------
      Outstanding at October 31, 2001............ 2,317,007    $ 14.89

      Exercisable at:
      October 31, 1999 (pre-conversion shares)...   227,827
      October 31, 2000 (pre-conversion shares)...   257,850
      October 31, 2001........................... 1,243,903

   Characteristics of outstanding stock options at October 31, 2001 are as follows:

                                Outstanding Options      Exercisable Options
                            ---------------------------- -------------------
                                      Weighted  Weighted            Weighted
                                       Average  Average             Average
                                      Remaining Exercise            Exercise
    Range of Exercise Price  Shares     Life     Price     Shares    Price
    ------------------------------------------------------------------------
        $ 8.65 - 10.93.....   977,140    7.4     $10.52    846,336   $10.51
        $12.50 - 13.03.....   178,814    5.6     $12.75    109,709   $12.68
        $14.56 - 18.86.....   287,858    4.3     $16.17    287,858   $16.17
        $19.42 - 20.11.....   873,195    9.9     $19.78         --       --
                            ---------                    ---------
        $ 8.65 - 20.11..... 2,317,007    7.8     $14.89  1,243,903   $12.01
                            =========    ===     ======  =========   ======

   At October 31, 2001, there are 5,320,765 shares available for future grant under the Company's stock plans. Available for grant includes shares which may be granted as either stock options or restricted stock, as determined by the Committee under the Company's various stock plans.

7.  Lease Obligations

   Certain mining and other equipment is leased under operating leases. Certain of these leases provide options for the purchase of the property at the end of the initial lease term, generally at its then fair market value, or to extend the terms at its then fair rental value. Rental expense for the years ended October 31, 2001, 2000, and 1999 was $54.3 million, $28.4 million, and $22.0 million, respectively.

   The following presents future minimum rental payments, by year, required under operating leases with initial terms greater than one year, in effect at October 31, 2001:

                                         Minimum
                                         Rentals
                                      (in thousands)
                           Year       --------------
                           2002......    $ 51,922
                           2003......      47,354
                           2004......      43,849
                           2005......      39,968
                           2006......      26,546
                           Thereafter       7,748
                                         --------
                                         $217,387
                                         ========

8.  Contingencies and Commitments

   The Company is the subject of, or a party to, various suits and pending or threatened litigation involving governmental agencies or private interests. Also, the Company's operations are affected by federal, state and local laws and regulations regarding environmental matters and other aspects of its business. On October 20, 1999, the U.S. District Court for the Southern District of West Virginia issued an injunction which prohibits the construction of valley fills over both intermittent and perennial stream segments as part of mining operations. While the Company is not a party to this litigation, virtually all mining operations, including Massey, utilize valley fills to dispose of excess materials. On April 24, 2001, the Fourth Circuit Court of Appeals overruled the district court, finding that the 11/th/ Amendment to the U.S. Constitution barred the suit against WVDEP in Federal Court. On July 13, 2001, the Fourth Circuit Court of Appeals denied the plaintiffs' petition for rehearing. In October 2001, the plaintiffs appealed the Fourth Circuit decision to the U.S. Supreme Court. On January 22, 2002, the U.S. Supreme Court refused to hear the appeal. Accordingly, challenges to WVDEP's enforcement of its mining program cannot be maintained in federal court. However, challenges may be raised in state court against WVDEP or in federal court against the federal Office of Surface Mining ("OSM"), the agency that oversees state regulation of surface mining. If and to the extent state courts rule that the WVDEP is prohibited from issuing permits for the construction of valley fills or federal courts rule that OSM is compelled to impose such a prohibition on WVDEP, all or a portion of Massey's mining operations could be affected if legislation is not passed which limits the impact of such a ruling.

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

   On October 11, 2000, a partial failure of Martin County Coal Corporation's coal refuse impoundment released approximately 230 million gallons of coal slurry into adjacent underground mine workings. The slurry then discharged into two tributary streams of the Big Sandy River in eastern Kentucky. No one was injured in the discharge. Clean up efforts began immediately and are largely complete. The States of Kentucky and West Virginia have issued various notices of violation related to the discharge and ordered remedial measures. Fines and penalties, which may not be covered by insurance, have not yet been assessed. The Company has begun informal discussions with various agencies with respect to the resolution of the notices of violation, including potential fines and penalties.

   Several lawsuits have been brought by downstream residents and other individual plaintiffs claiming to be damaged by the spill. These suits assert trespass, property damage, nuisance and other claims, and seek compensatory and punitive damages. Certain of these suits seek to be certified as class action lawsuits. These lawsuits remain in their initial stages.

   Martin County Coal is continuing to seek approval from the applicable agencies for alternate refuse disposal options related to operations of Martin County Coal's preparation plant.

   The Company recorded a $3 million charge in the fourth quarter of 2000 relating to the slurry spill. The charge represents an accrual of $46.5 million in estimated spill-related clean-up costs and liabilities net of $43.5 million in probable insurance recoveries. In the consolidated balance sheet as of October 31, 2001 and 2000, the environmental accruals of $11.5 million and $46.5 million, respectively, are included in other current liabilities and probable insurance recoveries of $20.5 million and $43.5 million, respectively, are included in trade and other accounts receivable. Massey continues to seek insurance reimbursement of any and all covered costs. Although the remediation efforts are largely complete, the degree of uncertainty with respect to potential claims, fines and penalties make it reasonably possible that the Company's estimates with respect to the slurry spill could change.

   The outcome or timing of current legal or environmental matters or the impact, if any, of pending legislation or regulatory developments (including the matters noted above) on future operations is not currently estimable. However, management does not currently anticipate that such activity will result in amounts which in the aggregate would have a material effect on the Company's consolidated financial position.

9.  Spin-Off Transaction

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

   Due to the relative significance of the businesses transferred to New Fluor following the Spin-Off, New Fluor has been treated as the "accounting successor" for financial reporting purposes, and the Company has been treated by New Fluor as a discontinued operation despite the legal form of separation resulting from the Spin-Off.

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

10.  Debt

   The Company's outstanding short-term debt at October 31, 2001 consists of $240.4 million of consolidated commercial paper and a note payable due November 1, 2001, of $7.8 million. The weighted average maturity of the commercial paper was 14.7 days at October 31, 2001. The weighted average effective interest rate of the outstanding commercial paper was 3.03 percent at October 31, 2001. Massey has $150 million 364-day and $250 million 3-year revolving credit facilities, which have been guaranteed by A. T. Massey, that serve to provide liquidity backstop to Massey's commercial paper program and are also available to meet the Company's ongoing liquidity needs. Borrowings under these facilities bear interest based on (i) the London Interbank Offer Rate (LIBOR) plus a margin, which is based on the Company's credit rating as determined by Moody's and Standard & Poor's, (ii) the Base Rate (as defined in the facility agreements) and (iii) the Competitive Bid Rate (as defined in the facility agreements). There were no borrowings outstanding under these facilities at October 31, 2001.

   The revolving credit facilities contain financial covenants requiring the Company to maintain various financial ratios. Failure by the Company to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on the Company. The financial covenants were amended as of October 31, 2001, for the periods ending October 31, 2001, through March 31, 2002. The Company was in compliance with these amended covenants at October 31, 2001. The Company expects that it was not in compliance with the amended covenant related to debt to EBITDA at December 31, 2001, however, the participant banks have granted a temporary waiver of this financial covenant. The waiver expires on February 22, 2002. The Company is seeking to obtain an amendment to the covenant level prior to the expiration of the waiver and expects approval by the bank participants. If the Company is unable to obtain an amendment to the covenant level, it would most likely result in the Company seeking alternate sources of short-term financing, or issuing longer term debt, which the Company has available through a $500 million debt shelf registration originally filed with the Securities and Exchange Commission by Fluor Corporation in March 1999.

   As a result of the Spin-Off (see Note 9), the Company assumed from Fluor $300 million of previously issued 6.95 percent Senior Notes (the "Notes") due March 1, 2007. The Notes were issued in March 1997 and were sold at a discount for an aggregate price of $296.7 million. Interest is payable semiannually on March 1 and September 1 of each year, commencing September 1, 1997. The Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to the greater of (i) 100 percent of the principal amount of the Notes or (ii) as determined by a Quotation Agent as defined in the offering prospectus.

   Total interest paid for the period ended October 31, 2001, was $34.8 million and was not material for the periods ended October 31, 2000 and 1999.

11.   Appalachian Synfuel, LLC

   On March 15, 2001, the Company sold a substantial interest in its synfuel producing subsidiary, Appalachian Synfuel, LLC, contingent upon a favorable Internal Revenue Service ruling, which was received in September 2001. The Company received cash of $3.6 million, a recourse promissory note for $15.2 million that will be paid in quarterly installments of $765,000 including interest, and a contingent promissory note that is paid on a cents per Section 29 credit dollar earned based on synfuel tonnage shipped. A deferred gain of $11.9 million as of October 31, 2001, is included in other noncurrent liabilities to be recognized ratably through 2007. The Company will continue to manage the facility under an operating agreement.

12.  Quarterly Information (Unaudited)

                                             Three Months Ended
                                 -------------------------------------------
                                 January 31, April 30, July 31,  October 31,
                                    2001      2001(1)  2001(2)      2001
                                 ----------- --------- --------- -----------
                                  (in thousands, except per share amounts)
   Net sales....................  $273,112   $307,893  $ 301,792  $320,488
   Income (loss) from operations     3,590      8,367    (5,738)    10,491
   Earnings (loss) before taxes.   (2,216)      3,249   (13,622)     3,832
   Net earnings (loss)..........   (1,352)      2,081    (9,394)     7,615
   Earnings (loss) per share:
      Basic and diluted.........  $ (0.02)   $   0.03  $  (0.13)  $   0.10
                                  ========   ========  =========  ========

(1) On March 15, 2001, the Company sold a substantial interest in its synfuel producing subsidiary, Appalachian Synfuel, LLC. See Note 11 for further information. Additionally, earnings for the second quarter 2001 include a reduction in cost of sales of $6.5 million pretax and interest income of $3.2 million pretax related to the refund of black lung excise taxes.

(2) Loss for the third quarter 2001 includes a $7.5 million pretax adjustment related to the write-off of unamortized longwall panel development costs. The Company decided in the third quarter to move the longwall unit to another mine to take advantage of better mining conditions. Additionally, the loss includes a reduction of cost of sales of $3.0 million pretax related to the refund of black lung excise taxes.

                                            Three Months Ended
                                            ------------------
                                January 31, April 30, July 31, October 31,
                                   2000       2000    2000 (3)  2000 (4)
                                ----------- --------- -------- -----------
                                 (in thousands, except per share amounts
      Net sales................  $259,074   $260,540  $272,847  $288,566
      Income from operations...    29,719     28,179    37,723     1,279
      Earnings before taxes....    34,421     32,377    48,399     7,017
      Net earnings.............    23,853     20,857    32,365     1,729
      Earnings per share:
           Basic and diluted...  $   0.32   $   0.28  $   0.44  $   0.02
                                 ========   ========  ========  ========

(3) Earnings for the third quarter 2000 include a $12.0 million pretax reduction to cost of sales and $5.3 million pretax in interest income related to the refund of black lung excise taxes.

(4) Earnings for the fourth quarter 2000 include a $3 million pretax reduction to cost of sales related to the refund of black lung excise taxes. Additionally, fourth quarter 2000 results include a bad debt expense charge of $7.1 million pretax related to the bankruptcy of a major steel customer.

13. Subsequent Events

   In December 2001, a substantial customer, Enron Corporation, filed for bankruptcy protection. As a result, the Company increased its reserve to $7.5 million in December 2001 related to its exposure to this customer.

   The West Virginia Workers Compensation Division filed suits in April 1998 against several coal companies, including several subsidiaries of Massey, for delinquent workers' compensation premiums from the 1980s and early 1990s owed by former contractors and licensees of such coal companies. In late 1999, the West Virginia Workers Compensation Division agreed to dismiss these lawsuits. In early 2001, the Affiliated Construction Trades Council filed a complaint in the Circuit Court of McDowell County, West Virginia seeking to reinstate these lawsuits. By opinion dated October 23, 2001, the court held that the cases could be reinstated. In December 2001, in lieu of potentially reinstating the lawsuits, the State of West Virginia and several coal operators, including Massey, began discussions regarding a settlement of potential claims. In January 2002, Massey agreed to settle such claims for $6.9 million in exchange for a release of all such claims.

   On January 2, 2002, WVDEP entered an order finding a pattern of violations and suspending Green Valley's above-referenced refuse area permits for three days. Green Valley obtained a stay of enforcement of the order pending appeal and filed an appeal of the order.

   On January 14, 2002, WVDEP entered an order finding a pattern of violations and suspending operations on Marfork's refuse impoundment permit for fourteen days. Marfork obtained a stay of enforcement of the order pending appeal and filed an appeal of the order.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

                                   Part III

Item 10.  Directors and Executive Officers of the Registrant.

   Biographical information of Executive Officers is included in Item 4 of this Form 10-K. Other information required by this item is included in the Biographical section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of Massey's fiscal year ended October 31, 2001.

Item 11.   Executive Compensation.

   Information required by this item is included in the Organization and Compensation Committee Report on Executive Compensation and Executive Compensation and Other Information sections of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Massey/'/s fiscal year ended October 31, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   Information required by this item is included in the Stock Ownership section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Massey/'/s fiscal year ended October 31, 2001.

Item 13.  Certain Relationships and Related Transactions.

   Information required by this item is included in the Other Matters section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Massey/'/s fiscal year ended October 31, 2001.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Documents filed as part of this report:

1. Financial Reports:

     Consolidated Statement of Earnings for the Fiscal Year Ended October 31, 2001, 2000 and 1999

     Consolidated Balance Sheet at October 31, 2001 and October 31, 2000

     Consolidated Statement of Cash Flows for the Fiscal Year Ended October 31, 2001, 2000 and 1999

     Consolidated Statement of Shareholders' Equity for the Fiscal Year Ended October 31, 2001, 2000
     and 1999

     Notes to Consolidated Financial Statements

2. Financial Statement Schedules: All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits:

Exhibit No.                                            Description
-----------                                            -----------
   3.1..... Restated Certificate of Incorporation of Massey, as amended [filed as Exhibit 3.1 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
   3.2..... Restated Bylaws (as amended effective January 22, 2002) of Massey Energy Company
   4.1..... Fluor Corporation Dividend Reinvestment Plan (as amended and restated June 30, 1995) [filed as
            Exhibit 4.2 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated by reference]
   4.2..... Indenture dated as of February 18, 1997 between Fluor Corporation and Banker's Trust Company, trustee [filed as Exhibit 4.1 to Form 8-K filed March 7, 1997 and incorporated by this reference].
   10.1.... Credit Agreement dated as of November 30, 2000, among Massey Energy Company, as Borrower,
            A. T. Massey Coal Company, Inc., as Guarantor, Citibank, N. A., as Administrative Agent, PNC
            Bank, National Association, as Syndication Agent, First Union National Bank, as Documentation
            Agent, and the lenders party thereto, for a maximum principal amount at any one time outstanding not to exceed $250,000,000.
   10.2.... Amendment to Credit Agreement dated as of November 27, 2001, among Massey Energy
            Company, as Borrower, A. T. Massey Coal Company, Inc., as Guarantor, Citibank, N. A., as
            Administrative Agent, PNC Bank, National Association, as Syndication Agent, First Union
            National Bank, as Documentation Agent, and the lenders party thereto, for a maximum principal amount at any one time outstanding not to exceed $250,000,000.
   10.3.... Massey Energy Company 1999 Executive Performance Incentive Plan (as amended and restated
            effective November 30, 2000) [filed as Exhibit 10.1 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
   10.4.... Massey Executive Deferred Compensation Program (as amended and restated effective November
            30, 2000) [filed as Exhibit 10.2 to Massey's annual report on Form 10-K for the fiscal year ended
            October 31, 2000 and incorporated by reference]

Exhibit No.                                           Description
-----------                                           -----------
   10.5     Massey Energy Company Executive Physical Program [filed as Exhibit 10.3 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
   10.6     Massey Energy Company Directors' Life Insurance Summary [filed as Exhibit 10.4 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
   10.7     Massey Energy Split Dollar Life Insurance Program Summary [filed as Exhibit 10.5 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
   10.8     Massey Energy Company 1988 Executive Stock Plan (as amended and restated effective
            November 30, 2000) [filed as Exhibit 10.6 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
   10.9     Massey Energy Company Change of Control Compensation Plan (as amended and restated
            effective November 30, 2000) [filed as Exhibit 10.7 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
   10.10    Massey Energy Company 1982 Shadow Stock Plan [filed as Exhibit 10.8 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
   10.11    Massey Energy Company 1997 Stock Appreciation Rights Plan [filed as Exhibit 10.9 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
   10.12    A. T. Massey Coal Company, Inc. Supplemental Benefit Plan [filed as Exhibit 10.10 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
   10.13    A. T. Massey Coal Company, Inc. Executive Deferred Compensation Plan [filed as Exhibit 10.11 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
   10.14    Massey Energy Company 1997 Restricted Stock Plan for Non-Employee Directors (as amended and restated effective November 30, 2000) [filed as Exhibit 10.12 to Massey's annual report on
            Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
   10.15    Massey Energy Company 1996 Executive Stock Plan (as amended and restated effective
            November 30, 2000) [filed as Exhibit 10.13 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
   10.16    Massey Energy Company Stock Plan for Non-Employee Directors (as amended and restated
            effective November 30, 2000) [filed as Exhibit 10.14 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
   10.17    Massey Energy Company Deferred Directors' Fees Program [filed as Exhibit 10.15 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]

Exhibit No.                                            Description
-----------                                            -----------
   10.18    Employment Agreement between Massey Energy Company, A.T. Massey Coal Company, Inc.
            and Don L. Blankenship dated as of November 1, 2001
   10.19    Consulting Agreement between James L. Gardner and A. T. Massey Coal Company, Inc. dated as of February 23, 2000 [filed as Exhibit 10.18 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
   10.20    Amendment to Consulting Agreement between James L. Gardner and A. T. Massey Coal
            Company dated February 23, 2000 [filed as Exhibit 10.19 to Massey's annual report on Form 10-
            K for the fiscal year ended October 31, 2000 and incorporated by reference]
   10.21    Special Successor and Development Retention Program between Fluor Corporation and Don L.
            Blankenship dated as of September 1998 [filed as Exhibit 10.21 to Fluor's annual report on Form
            10-K for the fiscal year ended October 31, 1998 and incorporated by this reference]
   10.22    Distribution Agreement between Fluor Corporation and Massey Energy Company dated as of
            November 30, 2000 [filed as Exhibit 10.1 to Massey's current report on Form 8-K filed December
            15, 2000 and incorporated by this reference]
   10.23    Tax Sharing Agreement between Fluor Corporation, Massey Energy Company and A. T. Massey
            Coal Company, Inc. dated as of November 30, 2000 [filed as Exhibit 10.2 to Massey's current report on Form 8-K filed December 15, 2000 and incorporated by this reference]
   10.24    First Amendment to the A.T. Massey Coal Company, Inc. Executive Deferred Compensation Plan
            [filed as Exhibit 10.23 to Massey's annual report on Form 10-K for the fiscal year ended October
            31, 2000 and incorporated by reference]
   21       Massey Energy Company Subsidiaries
   23       Consent of Independent Auditors
   24       Manually signed Powers of Attorney executed by Massey directors

(b)  Reports on Form 8-K:

          Current Report on Form 8-K filed November 5, 2001 announcing change of Massey's fiscal year end from October 31 to December 31.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MASSEY ENERGY COMPANY

   January 29, 2002

                                             By:       /s/ J. M. JAROSINSKI
                                                   -----------------------------
                                                      J. M. Jarosinski,
                                                   Vice President--Finance
                                                 and Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                   Date
          ---------                       -----                   ----
Principal Executive Officer
  and Director:

   /s/   D. L. BLANKENSHIP      Chairman, Chief Executive   January 29, 2002
-----------------------------      Officer and President
      D. L. Blankenship

Principal Financial Officer:

   /s/   J. M. JAROSINSKI      Vice President--Finance and  January 29, 2002
-----------------------------    ChiefFinancial Officer
      J. M. Jarosinski

Principal Accounting Officer

     /s/   E. B. TOLBERT               Controller           January 29, 2002
-----------------------------
        E. B. Tolbert

Other Directors:

              *                         Director            January 29, 2002
-----------------------------
        J. L. Gardner

              *                         Director            January 29, 2002
-----------------------------
          E. G. Gee

              *                         Director            January 29, 2002
-----------------------------
         W. R. Grant

              *                         Director            January 29, 2002
-----------------------------
        J. H. Harless

              *                         Director            January 29, 2002
-----------------------------
         B. R. Inman

              *                         Director            January 29, 2002
-----------------------------
         D. R. Moore

              *                         Director            January 29, 2002
-----------------------------
         M. R. Seger

By:   /s/   R. L. NICHOLSON                                 January 29, 2002
-----------------------------
       R. L. Nicholson
      Attorney-in-fact

   * Manually signed Powers of Attorney authorizing R. L. Nicholson, Jeffrey M. Jarosinski, Eric B. Tolbert and/or Bennett K. Hatfield, and each of them, to sign the annual report on Form 10-K for the fiscal year ended October 31, 2001 and any amendments thereto as attorneys-in-fact for certain directors and officers of the registrant are included herein as Exhibits 24.