Form 10-QT
period 2001-12-31
MASSEY ENERGY CO
filed 2002-02-14
CIK 37748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

[  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934


                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from  November 1, 2001  to   December 31, 2001
                                    ----------------       -----------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


As of January 31, 2002 there were 74,798,561 shares of common stock, $0.625 par value, outstanding.

--------------------------------------------------------------------------------
                                       1

                              MASSEY ENERGY COMPANY

                                    FORM 10-Q

      For the Transition Period from November 1, 2001 to December 31, 2001




TABLE OF CONTENTS                                                           PAGE
--------------------------------------------------------------------------------

Part I:  Financial Information                                               3

Item 1.  Condensed Consolidated Financial Statements                         3

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             9

Item 3.  Quantitative and Qualitative Discussions About Market Risk         11

Part II: Other Information                                                  12

Item 1.  Legal Proceedings                                                  12

Item 5.  Other Information                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                   12

Signatures                                                                  13


--------------------------------------------------------------------------------
                                       2

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      MASSEY ENERGY COMPANY

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            UNAUDITED

                                                                     Two Months Ended
                                                                       December 31,
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                            2001               2000
------------------------------------------------------------------------------------------------
Net sales                                                        $  204,753          $  168,809
Other revenue                                                         6,669               3,512
                                                             ---------------    ----------------
Total revenue                                                       211,422             172,321
Costs and expenses
        Cost of sales                                               201,329             147,459
        Depreciation, depletion and amortization                     31,192              28,831
        Selling, general and administrative                          10,553               5,888
                                                             ---------------    ----------------
Total costs and expenses                                            243,074             182,178


Loss before interest and taxes                                      (31,652)             (9,857)

Interest income                                                         987               2,123
Interest expense                                                      5,302               3,719
                                                             ---------------    ----------------

Loss before taxes                                                   (35,967)            (11,453)

Income tax benefit                                                  (13,576)             (4,467)
                                                             ---------------    ----------------

Net loss                                                         $  (22,391)         $   (6,986)
                                                             ===============    ================

Loss per share (Note 7)
        Basic                                                    $    (0.30)         $    (0.09)
                                                             ===============    ================
        Diluted                                                  $    (0.30)         $    (0.09)
                                                             ===============    ================

Shares used to calculate loss per share (Note 7)
        Basic                                                        74,131              74,098
                                                             ===============    ================
        Diluted                                                      74,131              74,098
                                                             ===============    ================


Dividends declared per share                                              -          $     0.04
                                                             ===============    ================



                    See Notes to Condensed Consolidated Financial Statements.

------------------------------------------------------------------------------------------------

                                               3

                                                 MASSEY ENERGY COMPANY

                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                        December 31, 2001 and October 31, 2001

                                                       UNAUDITED
                                                                            DECEMBER 31,                   OCTOBER 31,
$ IN THOUSANDS                                                                  2001                         2001 *
----------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash and cash equivalents                                               $       5,544                $       5,664
   Trade and other accounts receivable                                           184,347                      198,885
   Inventories                                                                   155,793                      141,483
   Deferred taxes                                                                 13,572                       13,572
   Income taxes receivable                                                         1,880                        1,880
   Prepaid expenses and other                                                     97,199                       93,620
                                                                         -----------------            ----------------
        Total current assets                                                     458,335                      455,104

Net Property, Plant and Equipment                                              1,619,698                    1,613,133
Other Noncurrent
Assets
    Pension assets                                                                81,354                       80,400
    Other                                                                        108,744                      120,029
                                                                         -----------------            ----------------
        Total other noncurrent assets                                            190,098                      200,429
                                                                         -----------------            ----------------

        Total assets                                                       $   2,268,131                $   2,268,666
                                                                         ================             ================




* Amounts at October 31, 2001 have been derived from audited financial statements.

                            (Continued On Next Page)

----------------------------------------------------------------------------------------------------------------------

                                                          4

                              MASSEY ENERGY COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     December 31, 2001 and October 31, 2001

                                    UNAUDITED


                                                                              DECEMBER 31,                 OCTOBER 31,
$ IN THOUSANDS                                                                   2001                         2001 *
----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable, principally trade and bank overdrafts                 $     186,810               $     185,903
    Short-term debt                                                               263,101                     248,231
    Payroll and employee benefits                                                  31,212                      37,878
    Other current liabilities                                                      75,526                      68,159
                                                                         -----------------            ----------------
        Total current liabilities                                                 556,649                     540,171

Long-term debt                                                                    300,000                     300,000
Noncurrent liabilities
     Deferred taxes                                                               239,874                     254,115
     Other noncurrent liabilities                                                 323,914                     308,030
                                                                         -----------------            ----------------
        Total noncurrent liabilities                                              563,788                     562,145


Shareholders' Equity
     Capital Stock
        Preferred - authorized 20,000,000 shares without par value;
        none issued                                                                     -                           -
        Common - authorized 150,000,000 shares of $0.625 par value;
        issued and outstanding - 74,773,920 and 74,543,670 shares at
        December 31 and October 31, 2001, respectively                             46,734                      46,590
     Additional capital                                                            18,559                      15,541
     Retained earnings                                                            788,534                     810,925
     Unamortized executive stock plan expense                                      (6,133)                     (6,706)
                                                                         -----------------            ----------------
        Total shareholders' equity                                                847,694                     866,350
                                                                         -----------------            ----------------

        Total liabilities and shareholders' equity                          $   2,268,131               $   2,268,666
                                                                         =================            ================

* Amounts at October 31, 2001 have been derived from audited financial statements.



                               See Notes to Condensed Consolidated Financial Statements.

----------------------------------------------------------------------------------------------------------------------

                                                          5


                                                      MASSEY ENERGY COMPANY

                                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                           Two Months Ended December 31, 2001 and 2000

                                                            UNAUDITED

$ IN THOUSANDS                                                                                   2001                    2000
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                                  $  (22,391)            $   (6,986)
    Adjustments to reconcile net loss to cash utilized by operating activities:
       Depreciation, depletion and amortization                                                   31,192                 28,831
       Deferred taxes                                                                            (13,601)                 1,644
       Loss on disposal of assets                                                                    139                  1,565
       Changes in operating assets and liabilities                                                24,513                (71,736)
                                                                                      -------------------      -----------------
Cash provided (utilized) by operating activities                                                  19,852                (46,682)
                                                                                      -------------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                                         (37,698)               (23,386)
                                                                                      -------------------      -----------------
Cash utilized by investing activities                                                            (37,698)               (23,386)
                                                                                      -------------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in short-term debt, net                                                   14,870                 (3,568)
    Decrease in amount due from Fluor Corporation                                                      -                 67,554
    Equity contributions from Fluor Corporation                                                        -                  2,476
    Stock options exercised                                                                        2,856                      -
    Other, net                                                                                         -                  1,058
                                                                                      -------------------      -----------------
Cash provided by financing activities                                                             17,726                 67,520
                                                                                      -------------------      -----------------

Decrease in cash and cash equivalents                                                               (120)                (2,548)
Cash and cash equivalents at beginning of period                                                   5,664                  6,929
                                                                                      -------------------      -----------------

Cash and cash equivalents at end of period                                                    $    5,544             $    4,381
                                                                                      ===================      =================


                                    See Notes to Condensed Consolidated Financial Statements.
---------------------------------------------------------------------------------------------------------------------------------

                                        6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1) Effective January 1, 2002, Massey Energy Company ("Massey" or "the Company") changed its fiscal year end from October 31 to December 31 to enhance the financial community's ability to analyze and compare Massey to others within the coal industry. As a requirement of this change, the Company is reporting results for November and December 2001 as a separate transition ("stub") period, with the results for the corresponding period of 2000 presented for comparative purposes.

         The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with Massey's Annual Report on Form 10-K for the fiscal year ended October 31, 2001. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the two months ended December 31, 2001 are not necessarily indicative of results that can be expected for the full year.

         The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at December 31, 2001, its consolidated results of operations for the two months ended December 31, 2001 and 2000, and its consolidated cash flows for the two months ended December 31, 2001 and 2000.

         Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

(2) On November 30, 2000, the Company completed a reverse spin-off (the "Spin-Off"), which divided it into the spun-off corporation, "new" Fluor Corporation ("New Fluor"), and Fluor Corporation, subsequently renamed Massey Energy Company, which retained the Company's coal-related business. Except as the context otherwise requires, the terms "Massey" or the "Company" as used herein shall include Massey Energy Company, its wholly owned subsidiary, A.T. Massey Coal Company, Inc. ("A.T. Massey"), and A.T. Massey's subsidiaries. For a more complete discussion of the transaction see Note 9 of the Notes to Consolidated Financial Statements within Massey's Annual Report on Form 10-K for the fiscal year ended October 31, 2001 as filed with the Securities and Exchange Commission.

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

(4) In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The standard requires that retirement obligations be recorded as a liability based on the present value of the estimated cash flows. This SFAS is effective for fiscal years beginning after June 15, 2002, and transition is by cumulative catch-up adjustment. The adoption of this accounting standard will take place during the Company's fiscal year 2003. The Company is currently evaluating the impact that the standard will have on its financial statements.

(5)      Inventories are comprised of:
                                              December 31,     October 31,
         $ in thousands                           2001             2001
         --------------------------------------------------------------------
         Coal                                 $   132,267      $   117,915
         Other                                     23,526           23,568
                                              -----------      -----------
                                              $   155,793      $   141,483
                                              ===========      ===========

--------------------------------------------------------------------------------

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(6)      Net Property, Plant and Equipment is comprised of:
                                                                       December 31,      October 31,
         $ in thousands                                                    2001              2001
         ---------------------------------------------------------------------------------------------
         Property, Plant and Equipment, at cost                        $  2,751,026     $  2,715,074
         Accumulated depreciation, depletion and amortization            (1,131,328)      (1,101,941)
                                                                       ------------     ------------
                                                                       $  1,619,698     $  1,613,133
                                                                       ============     ============

(7) The number of shares used to calculate basic loss per share for the two months ended December 31, 2001 and 2000 is based on the weighted average outstanding shares of Massey Energy during the respective periods. The number of shares used to calculate diluted loss per share is based on the number of shares used to calculate basic loss per share plus the dilutive effect of stock options and other stock-based instruments held by Massey employees each period. In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities was excluded from the calculation of the diluted loss per common share in the two months ended December 31, 2001 and 2000, as such inclusion would result in antidilution.

(8) In December 2001, a substantial customer, Enron Corporation, filed for bankruptcy protection. As a result, the Company incurred a charge of $6.9 million in December 2001 related to its exposure to this customer.

(9) The West Virginia Workers Compensation Division filed suits in April 1998 against several coal companies, including several subsidiaries of Massey, for delinquent workers' compensation premiums from the 1980s and early 1990s owed by former contractors and licensees of such coal companies. In late 1999, the West Virginia Workers Compensation Division agreed to dismiss these lawsuits. In early 2001, the Affiliated Construction Trades Council filed a complaint in the Circuit Court of McDowell County, West Virginia seeking to reinstate these lawsuits. By opinion dated October 23, 2001, the court held that the cases could be reinstated. In December 2001, in lieu of potentially reinstating the lawsuits, the State of West Virginia and several coal operators, including Massey, began discussions regarding a settlement of potential claims. In January 2002, Massey agreed to settle such claims for $6.9 million in exchange for a release of all such claims, which is included in cost of sales for the two month period ended December 31, 2001.

(10) On January 2, 2002, the West Virginia Division of Environmental Protection ("WVDEP") entered an order finding a pattern of violations and suspending two refuse area permits of Massey subsidiary, Green Valley Coal Company, for three days. Green Valley obtained a stay of enforcement of the order pending appeal and filed an appeal of the order.

         On January 14, 2002, WVDEP entered an order finding a pattern of violations and suspending operations on the refuse impoundment permit of Massey subsidiary, Marfork Coal Company, Inc., for fourteen days. Marfork obtained a stay of enforcement of the order pending appeal and filed an appeal of the order.

--------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes and the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.


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

    The Company wishes to caution readers that forward-looking statements, including disclosures, which use words such as the Company "believes," "anticipates," "expects," "estimates" and similar statements, are subject to certain risks and uncertainties, which could cause actual results of operations to differ materially from expectations. Any forward-looking statements should be considered in context with the various disclosures made by the Company about its businesses, including without limitation the risk factors more specifically described in Item 1. Business, under the heading "Business Risks", in the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 2001. Such filings are available publicly and upon request from Massey's Investor Relations Department: (866) 814-6512. The Company disclaims any intent or obligation to update its forward-looking statements.



RESULTS OF OPERATIONS
---------------------

    For the two months ended December 31, 2001 ("stub period 2001"), net sales increased 21.3 percent to $204.8 million in 2001 compared with $168.8 million for the same two month period ended December 31, 2000. Two factors that impacted net sales during the stub period 2001 were:

     o    The volume of tons sold increased 9.0 percent from 6.3 million tons to
          7.0 million tons consisting of an increase of utility and industrial tons sold of 27 and 8 percent, respectively, and a decrease of metallurgical tons sold of 20 percent.

     o The average per ton sales price for coal increased 11.3 percent from $26.39 per ton to $29.36 per ton.

    Realized prices for Massey tonnage sold in the stub period 2001 reflects some of the improvement seen in the market during fiscal year 2001, as spot market prices of Central Appalachian coal increased to 20-year highs. However, during the stub period 2001 the economic environment continued to soften, steel demand remained weak and unusually warm winter weather prevailed in the Eastern United States. As a result, utilities have been able to build stockpiles of coal to comfortable levels and the flow of new contract proposals slowed significantly.

--------------------------------------------------------------------------------

    Other revenue, which consists of royalties, rentals, miscellaneous income and gains on the sale of non-strategic assets, increased to $6.7 million for the stub period 2001 compared with $3.5 million for the same two month period ended December 31, 2000. The increase was primarily due to an increase in net margin on brokered coal sales and increased fees related to the operations of a synfuel facility.

    Cost of sales increased 36.5 percent to $201.3 million for the stub period 2001 from $147.5 million in the same period in 2000. This was primarily due to the 9.0 percent increase in tons sold, as well as an increase of 35.1 percent in the number of members employed by the Company. Cost of sales on a per ton of coal sold basis increased by 25.2 percent in the stub period 2001 compared with the same two month period ended December 31, 2000. This increase was due to higher labor costs resulting from an extremely tight labor market in Central Appalachia and decreases in productivity related to the training of new miners consistent with the trend experienced in fiscal year 2001. Additionally, the increase reflects several startup issues related to two new longwalls, the opening of a new surface mine, and the completion of upgrades to two preparation plants. Cost of sales for the stub period 2001 also included a $6.9 million pretax charge related to the settlement with the State of West Virginia regarding Worker's Compensation liabilities incurred by independent contractors. Cost of sales for the stub period 2001 also included a charge of $5.0 million pretax for the buyout of a coal supply contract and to increase reserves related to a wrongful employee discharge suit in which the Company received an adverse jury verdict.

    Depreciation, depletion and amortization increased by 8.2 percent to $31.2 million in the stub period 2001 compared to $28.8 million in the same two month period ended December 31, 2000. The increase of $2.4 million was primarily due to capital expenditures made in recent years in the Company's effort to increase production.

    Selling, general and administrative expenses were $10.6 million for the stub period 2001 compared to $5.9 million for 2000. The increase was primarily attributable to a charge related to the Company's exposure to Enron.

    Earnings (loss) before interest, taxes, depreciation, depletion and amortization ("EBITDA"), was ($0.5) million for the stub period 2001 compared to $18.9 million for the same two month period ended December 31, 2000.

    Interest income decreased to $1.0 million for the stub period 2001 compared with $2.1 million for the same two month period ended December 31, 2000. This decrease was primarily due to the elimination of the Company's loans with Fluor Corporation in connection with the Spin-Off transaction on November 30, 2000.

    Interest expense increased to $5.3 million for the stub period 2001 compared with $3.7 million for the same two month period ended December 31, 2000. The increase was primarily due to the addition of the 6.95 percent Senior Notes and commercial paper borrowings subsequent to the Spin-Off.

    Income tax benefit was $13.6 million for the stub period 2001 compared with $4.5 million for the same two month period ended December 31, 2000. This primarily reflects the increased loss before interest and taxes in the stub period 2001 compared to the same two month period ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    At December 31, 2001, the Company's available liquidity was $125.5 million, including cash and cash equivalents of $5.5 million and $120.0 million from the Company's commercial paper program. Massey had $262.1 million of consolidated commercial paper (outstanding commercial paper of $279.6 million net of discount offset by $17.5 million of Massey commercial paper purchased by various Massey subsidiaries) included in short-term debt as of December 31, 2001. The total debt-to-book capitalization ratio was 39.9 percent at December 31, 2001. In order to participate in the commercial paper market, the Company must maintain an investment grade rating as determined by both Moody's and Standard & Poor's, national rating agencies. Failure to maintain this rating would most likely result in increased interest expense, as the Company would be required to draw on its available liquidity backstop. On the date of the Spin-Off, Massey entered into $150 million 364-day and $250 million 3-year revolving credit facilities, which have been guaranteed by A. T. Massey, that serve to provide liquidity backstop to Massey's commercial paper program and are also available to meet the Company's ongoing liquidity needs. The $150 million 364-day facility has been renewed through November 26, 2002. Borrowings under these facilities bear interest based on (i) the London Interbank Offer Rate (LIBOR) plus a margin, which is based on the Company's credit rating as determined by Moody's and Standard & Poor's, (ii) the Base Rate (as defined in the facility agreements), and (iii) the Competitive Bid rate (as defined in the facility agreements). There were no borrowings outstanding under the credit facilities at December 31, 2001.

    The revolving credit facilities contain financial covenants requiring the Company to maintain various financial ratios. Failure by the Company to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on the Company. The financial covenants consist of a maximum leverage ratio, a minimum interest coverage ratio, and a minimum net worth test. The leverage ratio requires that the

--------------------------------------------------------------------------------

Company not permit the ratio of total indebtedness at the end of any quarter to adjusted EBITDA for the four quarters then ended to exceed a specific amount. The interest coverage ratio requires that the Company not permit the ratio of the Company's adjusted EBITDA to interest expense for the four quarters then ended to be less than a specified amount. The net worth test requires that the Company not permit its net worth to be less than a specified amount. The Company was not in compliance with the covenant related to the leverage ratio at December 31, 2001, however, the participant banks have granted a temporary waiver of this financial covenant. The waiver, originally expiring on February 22, 2002, has been extended to March 29, 2002. The Company is seeking to obtain an amendment to the covenant level prior to the expiration of the waiver and expects approval by the participant banks. If the Company is unable to obtain an amendment to the covenant level, it would most likely result in the Company seeking alternate sources of short-term financing, or issuing longer term debt. The Company has available a $500 million debt shelf registration originally filed with the Securities and Exchange Commission by Fluor Corporation in March 1999.

    Cash flow provided by (used in) operating activities was $19.9 million in the stub period 2001 and ($46.7) million for the same two month period ended December 31, 2000. Cash provided by operating activities reflects net earnings adjusted for non-cash charges and changes in working capital requirements.

    Net cash utilized by investing activities was $37.7 million for the stub period 2001, and $23.4 million for the same two month period ended December 31, 2000. The cash used in investing activities reflects capital expenditures in the amount of $37.7 million and $23.4 million for the stub period 2001 and 2000, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining capacity and projects to improve the efficiency of mining operations. In addition to the cash spent on capital expenditures, during the stub period 2001, the Company leased, through operating leases, $17.5 million of longwall and surface mining equipment compared to $10.6 million for the same two month period ended December 31, 2000.

    Financing activities primarily reflect changes in short term financing for the stub period 2001, and amounts due from Fluor Corporation and additional capital investments from Fluor prior to the Spin-Off for the same two month period ended December 31, 2000.

INFLATION
---------

     Inflation in the United States has been relatively low in recent years and did not have a material impact on Massey's results of operations for the periods presented.

NEW ACCOUNTING STANDARDS
-------------------------

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

OUTLOOK
-------

      Mild winter weather, softening steel demand, and the general economic recession have led Massey to reduce its estimate of 2002 and 2003 Central Appalachian coal demand. The Company expects to sell approximately 50 million tons in 2002, a 14% increase over fiscal 2001, with approximately 90% of expected tonnage having been sold for 2002, with contract prices at significantly higher rates than in fiscal 2001. The Company expects breakeven financial results during the first calendar quarter of 2002.



Item 3:  QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

     Massey's interest expense is sensitive to changes in the general level of interest rates in the United States. At December 31, 2001, Massey had outstanding $300 million aggregate principal amount of debt under fixed-rate instruments; however, the Company's primary exposure to market risk for changes

--------------------------------------------------------------------------------
in interest rates relates to its commercial paper program. At December 31, 2001, Massey had $280.1 million of aggregate principal amount of commercial paper outstanding ($279.6 million net of discount). At December 31, 2001 Massey's commercial paper bore interest at an average rate of 2.96 percent. Based on the commercial paper balance outstanding at December 31, 2001, a 100 basis point increase in the average issuance rate for Massey's commercial paper would increase Massey's annual interest expense by approximately $2.8 million.

     Almost all of Massey's transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

     Massey has not engaged in any interest rate, foreign currency exchange rate or commodity price-hedging transactions.


PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material developments in legal proceedings affecting the Company, as previously described in Part I, Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001, as they relate to the stub period ended December 31, 2001.


Item 5.  Other Information

    a) Effective January 22, 2002, the Directors of the Company amended Sections 3.02 of the Company's Bylaws to increase the size of the Board of Directors from seven to eight directors. The Company's Amended and Restated Bylaws are enclosed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

    b) On January 22, 2002, the Board of Directors unanimously elected Dan R. Moore as a Class II Director.

Item 6. Exhibits and Reports on Form 8-K.

    (a) None

    (b) Reports on Form 8-K.

        None

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

                                              MASSEY ENERGY COMPANY
                                            -------------------------
                                                   (Registrant)

Date:  February 14, 2002                  /s/ J. M. Jarosinski
                                          ------------------------------------
                                              J. M. Jarosinski,
                                              Vice President - Finance
                                              and Chief Financial Officer


                                          /s/ E. B. Tolbert
                                          ------------------------------------
                                              E. B. Tolbert, Controller








--------------------------------------------------------------------------------