Form 10-K/A
period 2001-10-31
MASSEY ENERGY CO
filed 2002-03-04
CIK 37748

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 1-7775

                              MASSEY ENERGY COMPANY
             (Exact name of registrant as specified in its charter)


                Delaware                                     (I.R.S. Employer
     (State or other jurisdiction of                      Identification Number)
      incorporation or organization)
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The  aggregate  market  of  the  registrant's   voting  stock  held  by
non-affiliates was $1,550,160,567.70 on December 31, 2001 based on the volume weighted average sales price of the registrant's Common Stock.

         Common Stock, $0.625 par value, outstanding as of December 31, 2001 - 74,773,920 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part  III  incorporates  certain  information  by  reference  from  the registrant's definitive proxy statement for the 2002 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended October 31, 2001.

================================================================================

                                Explanatory Note

         This Amendment No. 1 to the Annual Report on Form 10-K of Massey Energy Company for the fiscal year ended October 31, 2001, is being filed to correct a typographical error in "Adjustments to reconcile net earnings to cash provided by operating activities: Increase in pension and other assets" in "Massey Energy Company - Consolidated Statements of Cash Flows" on page 32 of the Form 10-K originally filed on January 29, 2002. The line item that originally read
"Increase in pension and other assets.......(25,237) (30,013) (36,733)" now reads "Decrease (increase) in pension and other assets.......25,237 (30,013)
(36,733)." The total for "Cash provided by operating activities" as well as the remainder of the "Massey Energy Company--Consolidated Statements of Cash
Flows" are correct and remain the same.

         There are no other changes to the originally filed Form 10-K. All information in this Amendment No. 1 is as of October 31, 2001, and does not reflect any subsequent information or events other than the change referred to above.

                                     Part II

Item 8.  Financial Statements and Supplementary Data.


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
                                                                         ---------- ----------

       Total liabilities and shareholders' equity....................... $2,268,666 $2,154,030
                                                                         ========== ==========

                See Notes to Consolidated Financial Statements.

                             MASSEY ENERGY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                                         Year Ended October 31,
                                                                    --------------------------------
                                                                       2001       2000       1999
                                                                    ---------- ---------- ----------
Cash Flows From Operating Activities
Net (loss) earnings................................................ $  (1,050) $   78,804 $  103,440
Adjustments to reconcile net earnings to cash provided by operating activities:
   Depreciation, depletion and amortization........................    181,269    171,336    167,558
   Deferred taxes..................................................    (1,466)     28,228     42,409
   Loss (gain) on disposal of assets...............................      1,698   (26,330)    (8,982)
   Changes in operating assets and liabilities
   Decrease (increase) in accounts receivable......................      4,603   (42,801)    (6,653)
   Increase in inventories.........................................   (40,350)   (12,349)   (20,089)
   Increase in prepaid expenses and other current assets...........   (25,461)   (13,983)    (7,578)
   Decrease (increase) in pension and other assets.................     25,237   (30,013)   (36,733)
   Increase (decrease) in accounts payable and bank overdrafts.....     32,446    (6,729)     19,850
   (Decrease) increase in accrued income taxes.....................    (7,002)      2,197   (11,340)
   Decrease in other accrued liabilities...........................    (4,068)    (5,204)   (10,007)
   Increase in other non-current liabilities.......................     36,735     11,135      4,609
                                                                    ---------- ---------- ----------
       Cash provided by operating activities.......................    202,591    154,291    236,484
                                                                    ---------- ---------- ----------
Cash Flows From Investing Activities
   Capital expenditures............................................  (247,517)  (204,835)  (230,001)
   Proceeds from sale of assets....................................      5,071     31,468      6,437
                                                                    ---------- ---------- ----------
       Cash utilized by investing activities.......................  (242,446)  (173,367)  (223,564)
                                                                    ---------- ---------- ----------
Cash Flows From Financing Activities
   Decrease in short-term debt, net................................   (29,998)         --         --
   Decrease (increase) in amount due from Fluor Corporation........     67,554      1,352   (15,012)
   Equity contributions from Fluor Corporation.....................      2,476     17,069      7,739
   Cash dividends paid.............................................   (11,811)         --         --
   Stock options exercised.........................................      9,369         --         --
       Other, net..................................................      1,000      (467)    (1,247)
                                                                    ---------- ---------- ----------
          Cash provided (utilized) by financing activities.........     38,590     17,954    (8,520)
                                                                    ---------- ---------- ----------
(Decrease) increase in cash and cash equivalents...................    (1,265)    (1,122)      4,400
Cash and cash equivalents at beginning of period...................      6,929      8,051      3,651
                                                                    ---------- ---------- ----------
Cash and cash equivalents at end of period......................... $    5,664 $    6,929 $    8,051
                                                                    ========== ========== ==========
Supplemental disclosure of cash flow information
   Cash paid during the fiscal year for income taxes............... $    1,656 $   12,834 $   18,492
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

                                     Part IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K.

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

3.       Exhibits:

        Exhibit No.                        Description
        -----------                        -----------

            23                     Consent of Independent Auditors

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MASSEY ENERGY COMPANY

February 28, 2002

                                            By:  /s/ J.M. Jarosinski
                                                 -------------------------------
                                                  J.M. Jarosinski
                                                  Vice President - Finance and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX


        Exhibit No.                        Description
        -----------                        -----------

            23                     Consent of Independent Auditors