Form 10-Q
period 2002-03-31
MASSEY ENERGY CO
filed 2002-05-15
CIK 37748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

As of April 30, 2002 there were 74,858,014 shares of common stock, $0.625 par value, outstanding.

                              MASSEY ENERGY COMPANY

                                    FORM 10-Q

                  For the Quarterly Period Ended March 31, 2002

TABLE OF CONTENTS                                                           PAGE
--------------------------------------------------------------------------------

Part I:  Financial Information                                                3

Item 1.  Condensed Consolidated Financial Statements                          3

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         10

Item 3.  Quantitative and Qualitative Discussions About Market Risk          14

Part II: Other Information                                                   15

Item 1.  Legal Proceedings                                                   15

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    17

Signatures                                                                   18


--------------------------------------------------------------------------------
                                       2

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              MASSEY ENERGY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2002 and 2001

                                    UNAUDITED

IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                           2002        2001
------------------------------------------------------------------------------------
Net sales                                                     $ 323,503    $ 312,690
Other revenue                                                    18,330       11,304
                                                              ---------    ---------
Total revenue                                                   341,833      323,994
Costs and expenses
        Cost of sales                                           289,835      257,593
        Depreciation, depletion and amortization                 46,826       45,149
        Selling, general and administrative                       5,401        9,191
                                                              ---------    ---------
Total costs and expenses                                        342,062      311,933

(Loss) Earnings before interest and taxes                          (229)      12,061

Interest income                                                     988          796

Interest expense                                                  7,806       10,564
                                                              ---------    ---------

(Loss) Earnings before taxes                                     (7,047)       2,293

Income tax (benefit) expense                                     (4,904)         803
                                                              ---------    ---------

Net (loss) earnings                                           $  (2,143)   $   1,490
                                                              =========    =========

(Loss) Earnings per share (Note 5)
        Basic                                                 $   (0.03)   $    0.02
                                                              =========    =========
        Diluted                                               $   (0.03)   $    0.02
                                                              =========    =========

Shares used to calculate (loss) earnings per share (Note 5)
        Basic                                                    74,349       73,434
                                                              =========    =========
        Diluted                                                  74,349       73,964
                                                              =========    =========


Dividends declared per share                                  $    0.04    $    0.04
                                                              =========    =========


            See Notes to Condensed Consolidated Financial Statements.


--------------------------------------------------------------------------------
                                       3

                              MASSEY ENERGY COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2002 and December 31, 2001

                                    UNAUDITED

                                                          MARCH 31, DECEMBER 31,
$ IN THOUSANDS                                              2002        2001
-------------------------------------------------------------------------------
ASSETS

Current Assets

   Cash and cash equivalents                             $   17,922   $    5,544
   Trade and other accounts receivable                      190,348      184,347
   Inventories                                              172,490      155,793
   Deferred taxes                                            13,622       13,572
   Income taxes receivable                                     --          1,880
   Prepaid expenses and other                                91,875       97,199
                                                         ----------   ----------
        Total current assets                                486,257      458,335

Net Property, Plant and Equipment                         1,618,201    1,619,698
Other Noncurrent Assets
    Pension assets                                           83,093       81,354
    Other                                                   104,372      108,744
                                                         ----------   ----------
        Total other noncurrent assets                       187,465      190,098
                                                         ----------   ----------

        Total assets                                     $2,291,923   $2,268,131
                                                         ==========   ==========


                            (Continued On Next Page)

--------------------------------------------------------------------------------
                                       4

                              MASSEY ENERGY COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2002 and December 31, 2001

                                    UNAUDITED

                                                                        MARCH 31,    DECEMBER 31,
$ IN THOUSANDS                                                            2002           2001
-------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable, principally trade and bank overdrafts            $   181,740    $   186,810
    Short-term debt                                                        300,549        263,101
    Payroll and employee benefits                                           34,887         31,212
    Income tax payable                                                         247           --
    Other current liabilities                                               66,107         77,590
                                                                       -----------    -----------
        Total current liabilities                                          583,530        558,713

Long-term debt                                                             300,000        300,000
Noncurrent liabilities
     Deferred taxes                                                        237,408        239,874
     Other noncurrent liabilities                                          327,478        321,850
                                                                       -----------    -----------
        Total noncurrent liabilities                                       564,886        561,724

Shareholders' Equity
     Capital Stock
        Preferred - authorized 20,000,000 shares without par value;
        none issued                                                           --             --
        Common - authorized 150,000,000 shares of $0.625 par value;
        issued and outstanding - 74,810,317 and 74,773,920 shares at
        March 31, 2002 and December 31, 2001, respectively                  46,756         46,734
     Additional capital                                                     19,055         18,559
     Retained earnings                                                     783,412        788,534
     Unamortized executive stock plan expense                               (5,716)        (6,133)
                                                                       -----------    -----------
        Total shareholders' equity                                         843,507        847,694
                                                                       -----------    -----------
        Total liabilities and shareholders' equity                     $ 2,291,923    $ 2,268,131
                                                                       ===========    ===========


            See Notes to Condensed Consolidated Financial Statements.

--------------------------------------------------------------------------------
                                       5

                              MASSEY ENERGY COMPANY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   Three Months Ended March 31, 2002 and 2001

                                    UNAUDITED

$ IN THOUSANDS                                                                      2002        2001
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) earnings                                                           $ (2,143)   $  1,490
    Adjustments to reconcile net loss to cash utilized by operating activities:
       Depreciation, depletion and amortization                                     46,826      45,149
       Deferred taxes                                                               (2,466)     (3,817)
       Loss (Gain) on disposal of assets                                               120         (20)
       Changes in operating assets and liabilities                                 (20,675)     (9,035)
                                                                                  --------    --------
Cash provided by operating activities                                               21,662      33,767
                                                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                           (46,114)    (64,285)
    Proceeds from sale of assets                                                     1,856       4,168
                                                                                  --------    --------
Cash utilized by investing activities                                              (44,258)    (60,117)
                                                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in short-term debt, net                                                37,448      16,654
    Dividends paid                                                                  (2,975)     (2,870)
    Stock options exercised                                                            501       7,921
    Other, net                                                                         --        1,000
                                                                                  --------    --------
Cash provided by financing activities                                               34,974      22,705
                                                                                  --------    --------

Increase (Decrease) in cash and cash equivalents
                                                                                    12,378      (3,645)
Cash and cash equivalents at beginning of period                                     5,544       4,381
                                                                                  --------    --------

Cash and cash equivalents at end of period                                        $ 17,922    $    736
                                                                                  ========    ========

            See Notes to Condensed Consolidated Financial Statements.


--------------------------------------------------------------------------------
                                       6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1) Effective January 1, 2002, Massey Energy Company ("Massey" or "the Company") changed its fiscal year-end from October 31 OR to December 31 to enhance the financial community's ability to analyze and compare Massey to others within the coal industry.

     The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with Massey's Annual Report on Form 10-K for the fiscal year ended October 31, 2001. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended March 31, 2002 are not necessarily indicative of results that can be expected for the full year.

     The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at March 31, 2002 and December 31, 2001, and its consolidated results of operations and cash flows for the three months ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

     The condensed consolidated financial statements include the accounts of Massey, its wholly owned subsidiary A. T. Massey Coal Company, Inc. ("A. T. Massey") and its subsidiaries. The Company has no independent assets or operations. A. T. Massey, which fully and unconditionally guarantees the Company's obligations under the 6.95% Senior Notes due 2007, is the Company's sole direct operating subsidiary.

     Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

(2) In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The standard requires that retirement obligations be recorded as a liability based on the present value of the estimated cash flows. SFAS 143 is effective for fiscal years beginning after June 15, 2002, and transition is by cumulative catch-up adjustment. The Company will adopt SFAS 143 during its fiscal year 2003. The Company is currently evaluating the impact that the standard will have on its financial statements.

(3)  Inventories are comprised of:

                                                  March 31,  December 31,
          $ in thousands                            2002          2001
          ---------------------------------------------------------------
          Coal                                    $148,782     $132,267
          Other                                     23,708       23,526
                                                  --------     --------
                                                  $172,490     $155,793
                                                  ========     ========


(4)  Net Property, Plant and Equipment is comprised of:

                                                                     March 31,      December 31,
          $ in thousands                                               2002             2001
          -------------------------------------------------------------------------------------
          Property, Plant and Equipment, at cost                   $ 2,788,933      $ 2,751,026
          Accumulated depreciation, depletion and amortization      (1,170,732)      (1,131,328)
                                                                   -----------      -----------
                                                                   $ 1,618,201      $ 1,619,698
                                                                   ===========      ===========


--------------------------------------------------------------------------------
                                       7

(5) The number of shares used to calculate basic (loss) earnings per share for the three months ended March 31, 2002 and 2001 is based on the weighted average outstanding shares of Massey Energy during the respective periods. The number of shares used to calculate diluted (loss) earnings per share is based on the number of shares used to calculate basic (loss) earnings per share plus the dilutive effect of stock options and other stock-based instruments held by Massey employees each period. In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities was excluded from the calculation of the diluted loss per common share in the three months ended March 31, 2002, as such inclusion would result in antidilution.

     The computations for basic and diluted (loss) earnings per share are based on the following per share information:

                                                          March 31,   March  31,
         In thousands                                        2002       2001
         ----------------------------------------------------------------------
         Average shares of common stock outstanding:
               Basic                                        74,349      73,434
               Effect of stock options/restricted stock        --          530
                                                            ------      ------
               Diluted                                      74,349      73,964
                                                            ======      ======

(6) On March 15, 2001, the Company sold a substantial interest in its synfuel producing subsidiary, Appalachian Synfuel, LLC, contingent upon a favorable Internal Revenue Service ruling, which was received in September 2001. The Company received cash of $3.6 million, a recourse promissory note for $15.2 million that will be paid in quarterly installments of $765,000 plus interest, and a contingent promissory note that is paid on a cents per
     Section 29 credit dollar earned based on synfuel tonnage shipped. Deferred gains of $11.0 million and $11.4 million as of March 31, 2002 and December 31, 2001, respectively, are included in other noncurrent liabilities to be recognized ratably through 2007. Marfork Coal Company, Inc., a subsidiary of the Company, will continue to manage the facility under an operating agreement.

(7) During the first quarter of 2002, the Company reduced its bad debt reserves for receivables from two large bankrupt customers, Enron Corp. and Wheeling Pittsburgh Steel. This positive adjustment of $5.5 million (pre-tax) is reflected in selling, general and administrative expense for the first quarter of 2002.

     Additionally, income from a contract buyout payment from a large customer in the amount of $5.1 million (pre-tax) is included in Other Revenue for the first quarter of 2002.

     A refund for the settlement of a state tax dispute in the amount of $2.4 million, net of federal tax, is included in income tax benefit for the first quarter of 2002.

(8) As a result of the impoundment failure at Martin County Coal on October 11, 2000, and certain other events, the Company was unable to deliver a portion of the coal under our contracts with Duke Energy Corporation. Among other defenses, we have asserted that our inability to perform our obligations under the contracts should be excused by reason of force majeure. On December 14, 2001, Duke Energy made a demand for arbitration, disputing our claim that an event of force majeure had occurred and claiming $20.5 million in damages. The Company intends to defend this claim vigorously.

     On January 2, 2002, the West Virginia Division of Environmental Protection ("WVDEP") entered an order finding a pattern of violations relating to water quality and suspending an idled Green Valley Coal Company refuse area permit for three days. Green Valley obtained a stay of the order pending appeal to the West Virginia Surface Mining Board (the "Surface Mining Board"). A hearing was held before the Surface Mining Board, but no decision has been made by the Surface Mining Board.

     On February 14, 2002, WVDEP entered an order finding a pattern of violations relating to water quality and suspending another idled Green Valley refuse area permit for 30 days. Green Valley obtained a stay of the order pending appeal to the Surface Mining Board, which upheld the 30-day suspension on April 9, 2002. The Company is considering an appeal to the circuit court.


--------------------------------------------------------------------------------
                                       8

     On January 14, 2002, WVDEP entered an order finding a pattern of violations relating to water quality and suspending operations on the refuse impoundment permit of Marfork Coal Company, Inc. for fourteen days. Marfork Coal obtained a stay of the order pending appeal to the Surface Mining Board, which heard the appeal and reduced the suspension to nine days. The suspension has been temporarily stayed pending entry of the order and an appeal to the circuit court.

     On January 19, 2002, WVDEP issued an order to Peerless Eagle Coal Co. to show cause why its permit for a surface mine should not be suspended or revoked due to an alleged pattern of violations relating to water quality. Peerless Eagle has requested a hearing to show cause and that hearing is scheduled for May 21, 2002.

     On February 19, 2002, WVDEP issued an order to Omar Mining Company to show cause why its permit for a refuse area and preparation plant should not be suspended or revoked due to an alleged pattern of violations relating to water quality. Omar has requested a hearing to show cause, but no such hearing has been scheduled.

(9)  The following events occurred subsequent to March 31, 2002:

     On April 9, 2002, the rupture of a pipe at Sidney Coal Company, Inc. caused the discharge of approximately 135,000 gallons of coal slurry into a tributary stream of the Big Sandy River in eastern Kentucky. On April 23, 2002, the WVDEP filed a civil action against the Company and its subsidiary, Massey Coal Services, Inc., in connection with the coal slurry discharge. The lawsuit seeks unspecified damages to compensate for the alleged destruction of natural resources and the state's costs in responding to the spill, civil penalties and punitive damages. We are defending this action vigorously.

     On April 16, 2002, Appalachian Power Company, a subsidiary of American Electric Power, filed suit against the Company in the Franklin County, Ohio Court of Common Pleas. The suit alleges that the Company improperly claimed force majeure with respect to a tonnage shortfall under the Company's agreements with Appalachian Power in 2000 and 2001. The complaint further alleges that the Company's claim of force majeure constitutes fraud, and seeks to recover profits made by the Company on sales to other customers of the coal Appalachian Power claims should have been delivered to it. The Company intends to defend this claim vigorously.

     On April 22, 2002, WVDEP entered an order finding a pattern of violations relating to water quality and suspending Independence Coal Company's (1) preparation plant permit for 16 days, (2) Jake Gore coal refuse impoundment permit for 12 days and (3) Justice longwall permit for seven days. Independence obtained a stay of the order pending appeal to the Surface Mining Board.

     On April 29, 2002, WVDEP issued an order to Majestic Mining, Inc. to show cause why its permit for an underground mine, which has been inactive since 1988, should not be suspended or revoked due to an alleged pattern of violations relating to water quality. Majestic will request a hearing to show cause.

     On May 2, 2002, Standard and Poor's Ratings Service ("S&P"), downgraded Massey's short-term debt rating from A-2 to A-3 and long-term debt rating from BBB+ to BBB, and put the Company on CreditWatch with negative implications. In addition, on May 8, 2002, Moody's Investors Service, Inc. ("Moody's") downgraded Massey's short-term debt rating from P-2 to P-3 and long-term debt rating from Baa2 to Baa3 with a negative outlook. The actions by these credit rating agencies will effectively require the Company to cease issuance of commercial paper and to draw on existing credit facilities to fund short-term liquidity needs.

     On May 9, 2002, the Company sold the majority of its remaining interest in Appalachian Synfuel, LLC, contingent upon a favorable Internal Revenue Service ruling. The Company will receive cash, a promissory note that will be paid in quarterly installments, and a contingent promissory note based on synfuel tonnage shipped.


--------------------------------------------------------------------------------
                                       9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes and the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001 and Transition Report on Form 10-Q for the transitional period November 1, 2001 to December 31, 2001. Unless otherwise noted herein, all references to first quarter of 2001 in the following discussion shall refer to the three months ended March 31, 2001.

FORWARD-LOOKING INFORMATION
---------------------------

     From time to time, we make certain comments and disclosures in reports and statements, including this report or statements made by its officers or directors which may be forward-looking in nature. Examples include statements related to our growth, the adequacy of funds to service debt and our opinions about trends and factors which may impact future operating results. These forward-looking statements could also involve, among other things, statements regarding the our intent, belief or expectation with respect to (i) our results of operations and financial condition, (ii) the consummation of acquisition, disposition or financing transactions and the effect thereof on our business, and (iii) our plans and objectives for future operations and expansion or consolidation.

     Any forward-looking statements are subject to the risks and uncertainties that could cause actual results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from those expressed or implied in such forward-looking statements. Any forward-looking statements are also subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. These assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the our control. As a result, the reader is cautioned not to rely on these forward-looking statements.

     We wish to caution readers that forward-looking statements, including disclosures, which use words such as we "believe," "anticipate," "expect," "estimate" and similar statements, are subject to certain risks and uncertainties, which could cause actual results of operations to differ materially from expectations. Any forward-looking statements should be considered in context with the various disclosures made by us about our businesses, including without limitation the risk factors more specifically described in Item 1. Business, under the heading "Business Risks", in our Annual Report on Form 10-K for its fiscal year ended October 31, 2001. Such filings are available publicly and upon request from Massey's Investor Relations Department:
(866) 814-6512. We disclaim any intent or obligation to update its forward-looking statements.

RESULTS OF OPERATIONS
---------------------

    For the three months ended March 31, 2002, net sales increased 3 percent to $323.5 million in 2002 compared with $312.7 million for the three months ended March 31, 2001. Two factors that impacted net sales for the first quarter of 2002 compared to the first quarter of 2001 were:

     .    The volume of tons sold decreased 10 percent from 11.7 million tons to
          10.5 million tons, attributable to a reduction in metallurgical and industrial tons sold of 31 and 9 percent, respectively; and

     . The average per ton sales price for coal increased 15 percent from $26.72 per ton to $30.80 per ton consisting of increases of 13, 21, and 26 percent of the prices for utility, metallurgical and industrial coal, respectively.

     Realized prices for our tonnage sold in the first quarter of 2002 reflect some of the improvement seen in the market during fiscal year ended October 31, 2001, as spot market prices of Central Appalachian coal increased to 20-year highs. However, during the first quarter of 2002 the economic environment continued to soften, steel demand remained weak and unusually mild winter weather prevailed in the Eastern United States, significantly reducing demand for all grades of coal.


--------------------------------------------------------------------------------
                                       10

     Other revenue, which consists of royalties, rentals, miscellaneous income and gains on the sale of non-strategic assets, increased to $18.3 million for the first quarter of 2002 from $11.3 million for the first quarter of 2001. The increase was primarily due to a contract buyout payment from a large customer of approximately $5.1 million, as well as increased fees related to the operations of Appalachian Synfuel, LLC.

     Cost of sales increased approximately 13 percent to $289.8 million for the first quarter of 2002 from $257.6 million for the first quarter of 2001. Cost of sales on a per ton of coal sold basis increased by 25 percent in the first quarter of 2002 compared with the first quarter of 2001. These increases were due to lower productivity at several of our longwall mining operations, expenses related to 15 idled continuous miner sections, and higher staffing and wage levels. During fiscal 2001, we increased staffing levels in order to increase production. However, due to the recent market weakness, we reduced total workforce during the first quarter of 2002 by approximately 7 percent and idled 15 continuous miner sections.

     Depreciation, depletion and amortization increased by approximately 4 percent to $46.8 million in the first quarter of 2002 compared to $45.1 million for the first quarter of 2001. The increase of $1.7 million was primarily due to capital expenditures made in fiscal 2001 in an effort to increase production.

     Selling, general and administrative expenses were $5.4 million for the first quarter of 2002 compared to $9.2 million for the first quarter of 2001. The decrease was primarily attributable to reductions in bad debt reserves for receivables from two large bankrupt customers, Enron Corp. and Wheeling Pittsburgh Steel, totaling $5.5 million on a pre-tax basis. These reductions were offset by increases in accruals related to long-term executive compensation programs and costs of legal services.

     Earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA"), was $46.6 million for the first quarter of 2002 compared to $57.2 million for the first quarter of 2001.

     Interest expense decreased to $7.8 million for the first quarter of 2002 compared with $10.6 million for the first quarter of 2001. The lower interest expense was primarily due to the decrease in the average interest rate in the commercial paper market to 2.56 percent at March 31, 2002 from 5.77 percent at March 31, 2001.

     Income tax benefit was $4.9 million for the first quarter of 2002 compared with income tax expense of $0.8 million for the first quarter of 2001. This reflects the loss before taxes in the three months ended March 31, 2002 compared to the earnings before taxes for the same three-month period ended March 31, 2001. Additionally, the first quarter of 2002 includes a refund for the settlement of a state tax dispute in the amount of $2.4 million, net of federal tax.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
---------------------------------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended March 31, 2002 are not necessarily indicative of results that can be expected for the full year. The following critical accounting estimates and assumptions used in the preparation of the financial statements are materially impacted by estimates and assumptions:

Other Post Employment Benefits
     Our sponsored defined benefit health care plans provide retiree health benefits to eligible union and non-union retirees who have met certain age and service requirements. Depending on year of retirement, benefits may be subject to annual deductibles, coinsurance requirements, lifetime limits, and retiree contributions. These plans are not funded. Costs are paid as incurred by participants. The estimated cost and benefits of our retiree health care plans are determined by independent actuaries, who, with our input, use various actuarial assumptions, including discount rate, expected trend in health care costs and per capita costs. The discount rate is determined each year at the measurement date. The discount rate is an estimate of the current interest rate at which the other post employment benefit liabilities could be effectively settled at the measurement date. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At October 31, 2001, the discount rate was determined to be 7.25% compared to the discount rate at October 31, 2000 of 7.75%. Significant changes to these interest rates introduce substantial volatility to our costs. At October 31, 2001 our assumptions of our company health care cost trend were projected at an annual rate of 8.0% ranging down to 5.0% by 2007, and remaining level thereafter. If the actual increase



--------------------------------------------------------------------------------
                                       11
in the cost of medical services or other post retirements benefits are significantly greater or less than the projected trend rates, the cost assumptions would need to be adjusted which could have a significant effect on the costs and liabilities recognized in the financial statements.

Coal Workers' Pneumoconiosis
     We are responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, and various states' statutes, for the payment of medical and disability benefits to eligible recipients resulting from occurrences of coal workers' pneumoconiosis disease (black lung). After review and consultation with us, an annual evaluation is prepared by our independent actuaries based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. In January 2001, the United States Department of Labor amended the regulations implementing the federal black lung laws to give greater weight to the opinion of a claimant's treating physician, expand the definition of black lung disease and limit the amount of medical evidence that can be submitted by claimants and respondents. The amendments also alter administrative procedures for the adjudication of claims, which according to the Department of Labor, results in streamlined procedures that are less formal, less adversarial and easier for participants to understand. These and other changes to the federal black lung regulations could result in changes in assumptions used in our actuarial determination of the liability, including interest, disability and mortality assumptions. These changes could significantly increase our exposure to black lung benefits liabilities.

Workers' Compensation
     Workers' Compensation is a system by which individuals who sustain physical or mental injuries due to their jobs are compensated for their disabilities, medical costs, and on some occasions, for the costs of their rehabilitation, and by which the survivors of workers who are killed receive compensation for lost financial support. The workers' compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation that is owed to an employee that is injured in the course of employment. Our operations are covered by a combination of either a self-insurance program, as a participant in a state run program, or by an insurance policy. We accrue for the self-insured liability by recognizing cost when it is probable that the liability has been incurred and the cost can be reasonably estimated. To assist in the determination of this estimated liability we utilize the services of third party administrators in various states that we do business to determine the liability that exists for workers' compensation. These third parties provide information to independent actuaries, who after review and consultation with us with regards to actuarial rate assumptions, including discount rate, prepare an evaluation of the self-insured program liabilities. Actual losses could differ from these estimates which could increase our costs.


Reclamation and Mine Closure Obligations
     The Surface Mining Control and Reclamation Act establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering expertise related to these requirements. We accrue for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharge as coal is mined, on a unit-of-production basis over the estimated recoverable tons. The estimate of ultimate reclamation liability is reviewed annually by our management and engineers. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. SFAS 143 requires that asset retirement obligations be recorded as a liability based on the present value of the estimated cash flows. SFAS 143 is effective for fiscal years beginning after June 15, 2002, and transition is by cumulative catch-up adjustment. We are currently reviewing the impact of SFAS 143 on our financial statements.

Contingencies
     We are the subject of, or a party to, various suits and pending or threatened litigation involving governmental agencies or private interests. We have accrued an estimate of the probable and reasonably estimable costs for the resolution of these claims based upon consultation with legal counsel handling the defense in these matters and an analysis of potential results, assuming a combination of litigation and settlement strategies. The outcome or timing of current legal or environmental matters or the impact, if any, of pending legislation or regulatory developments (including the matters noted herein) on future operations is not currently estimable.

--------------------------------------------------------------------------------
                                       12

Deferred Taxes
     We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. At October 31, 2001, we had deferred tax liabilities in excess of deferred tax assets of approximately $241 million. The deferred tax assets are evaluated annually to determine if a valuation allowance is necessary. As of October 31, 2001, we had recorded a valuation allowance of approximately $67 million, primarily related to alternative minimum tax credits. Realization of the deferred tax assets is principally dependent upon our achievement of projected future taxable income. Our judgments regarding future profitability may change due to future market conditions, the ability to continue to successfully execute our business strategy and other factors. These changes, if any, may require additional valuation allowances to be recognized. These allowances could materially impact net income.

Coal Reserve Values

     There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves. Many of these uncertainties are beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our staff. Some of the factors and assumptions that impact economically recoverable reserve estimates include:

     -    geological conditions;
     - historical production from the area compared with production from other producing areas;
     -    the assumed effects of regulations and taxes by governmental agencies;
     -    assumptions governing future prices; and
     -    future operating costs.

     Each of these factors may in fact vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and these variances may be material.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At March 31, 2002 our available liquidity was $117.1 million, including cash and cash equivalents of $17.9 million and $99.2 million from our commercial paper program. We had $300.5 million of short-term debt as of March 31, 2002, which consisted entirely of commercial paper, net of discount. The total debt-to-book capitalization ratio was 41.6 percent at March 31, 2002. On November 30, 2000, the date of the Spin-Off, we entered into $150 million 364-day and $250 million 3-year revolving credit facilities, which have been guaranteed by A. T. Massey, that serve to provide liquidity backstop to our commercial paper program and are also available to meet our ongoing liquidity needs. The $150 million 364-day facility has been renewed through November 26, 2002. Borrowings under these facilities bear interest based on (i) the London Interbank Offer Rate (LIBOR) plus a margin, which is based on our credit rating as determined by Moody's and Standard & Poor's, national rating agencies, (ii) the Base Rate (as defined in the facility agreements), and (iii) the Competitive Bid rate (as defined in the facility agreements). There were no borrowings outstanding under the credit facilities at March 31, 2002.

     The revolving credit facilities contain financial covenants requiring us to maintain various financial ratios. Failure by us to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on us. The financial covenants consist of a maximum leverage ratio, a minimum interest coverage ratio, and a minimum net worth test. The leverage ratio requires that we not permit the ratio of total indebtedness at the end of any quarter to adjusted EBITDA for the four quarters then ended to exceed a specific amount. The interest coverage ratio requires that we not permit the ratio of our adjusted EBITDA to interest expense for the four quarters then ended to be less than a specified amount. The net worth test requires that we not permit its net worth to be less than a specified amount. As of March 29, 2002, these financial covenants were amended by the bank syndicate. We were in compliance with these covenants at March 31, 2002, and expect to remain in compliance with these covenants in the foreseeable future. We also have available a $500 million debt shelf registration filed with the Securities and Exchange Commission in March 1999.


--------------------------------------------------------------------------------
                                       13

     Cash flow provided by operating activities was $21.7 million and $33.8 million for the first quarters of 2002 and 2001, respectively. Cash provided by operating activities reflects net earnings adjusted for non-cash charges and changes in working capital requirements.

     Net cash utilized by investing activities was $44.3 million and $60.1 million for the first quarters of 2002 and 2001, respectively. The cash used in investing activities reflects capital expenditures in the amount of $46.1 million and $64.3 million for the first quarters of 2002 and 2001, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, and projects to improve the efficiency of mining operations. In addition to the cash spent on capital expenditures, during first quarter of 2002, we leased, through operating leases, $4.6 million of longwall and surface mining equipment compared to $10.8 million for the first quarter of 2001. Additionally, the first quarters of 2002 and 2001 included $1.9 million and $4.2 million, respectively, of proceeds provided by the sale of assets.

     Financing activities primarily reflect changes in short term financing for the first quarter of 2002 and 2001, as well as the exercising of stock options. Net cash provided by financing activities was $35.0 million and $22.7 million for the first quarter of 2002 and 2001, respectively.

     We have historically funded our operations, working capital requirements and capital expenditures through a combination of cash flow from operations and borrowings from the commercial paper market. In early May 2002, Moody's and S&P downgraded our credit ratings. These ratings actions have effectively prevented us from accessing the commercial paper market for our short-term funding needs due to the restrictive investment policy credit guidelines of potential commercial paper investors. As a result, we are relying on borrowings under our revolving credit facilities, which bear interest at higher rates than our commercial paper, for our short-term liquidity needs. We believe that cash generated from operations and borrowings, which we expect to be available from our credit facilities, will be sufficient to meet our debt service, capital expenditures and working capital requirements for the foreseeable future. Our $150 million 364-day facility expires on November 26, 2002. In the event we are not able to negotiate an extension of the term of that facility, we may need to seek alternative sources for capital.

INFLATION
---------

     Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.

NEW ACCOUNTING STANDARDS
-------------------------

     On August 15, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". The standard will require that retirement obligations be recorded as a liability based on the present value of the estimated cash flows. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and transition is by cumulative catch-up adjustment. We are currently evaluating the impact that the standard will have on its financial statements.

OUTLOOK
-------

     As we have previously reported, the extremely mild winter weather, softening steel demand, and the general economic recession have led us to reduce our estimate of 2002 Central Appalachian coal demand. We, therefore, currently expect to sell approximately 48 million tons of coal in 2002, a 10% increase over fiscal 2001. Approximately 98% of expected tonnage is under contract for 2002, with contract prices at significantly higher rates than in fiscal 2001. We expect approximately breakeven financial results for the second calendar quarter of 2002.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

     Our interest expense is sensitive to changes in the general level of interest rates in the United States. At March 31, 2002, we had outstanding $300 million aggregate principal amount of long-term debt under fixed-rate instruments; however, our primary exposure to market risk for changes in interest rates relates to our commercial paper program and other short-term debt financing. At March 31, 2002, we had $300.8 million of aggregate principal amount of commercial paper outstanding ($300.5 million net of discount). At March 31, 2002, our commercial paper bore interest at an average rate of 2.56 percent. Based on the short-term debt balance


--------------------------------------------------------------------------------
                                       14
outstanding at March 31, 2002, a 100 basis point increase in the average issuance rate for our borrowings would increase our annual interest expense by approximately $3.0 million.

     Almost all of our transactions are denominated in U.S. dollars, and, as a result, we do not have material exposure to currency exchange-rate risks.

     We have not engaged in any interest rate, foreign currency exchange rate or commodity price-hedging transactions.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     The following describes material developments in legal proceedings affecting us, as previously described in Item 3, "Legal Proceedings," in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001, as they relate to the fiscal quarter ended March 31, 2002.

     As a result of the impoundment failure at Martin County Coal on October 11, 2000, and certain other events, we were unable to deliver a portion of the coal under our contracts with Duke Energy Corporation. Among other defenses, we have asserted that our failure to perform our obligations under the contracts should be excused by reason of force majeure. On December 14, 2001, Duke Energy made a demand for arbitration, disputing our claim that an event of force majeure had occurred and claiming $20.5 million in damages. We intend to defend this claim vigorously.

     On January 2, 2002, the West Virginia Division of Environmental Protection ("WVDEP") entered an order finding a pattern of violations relating to water quality and suspending an idled Green Valley Coal Company refuse area permit for three days. Green Valley obtained a stay of the order pending appeal to the West Virginia Surface Mining Board (the "Surface Mining Board"). A hearing was held before the Surface Mining Board, but no decision has been made by the Surface Mining Board.

     On February 14, 2002, WVDEP entered an order finding a pattern of violations relating to water quality and suspending another idled Green Valley refuse area permit for 30 days. Green Valley obtained a stay of the order pending appeal to the Surface Mining Board, which upheld the 30-day suspension on April 9, 2002. We are considering an appeal to the circuit court.

     On January 14, 2002, WVDEP entered an order finding a pattern of violations relating to water quality and suspending operations on Marfork Coal Company, Inc.'s refuse impoundment permit for 14 days. Marfork obtained a stay of enforcement of the order pending appeal to the Surface Mining Board, which heard the appeal and reduced the suspension to nine days. The suspension has been temporarily stayed pending entry of the order and an appeal to the circuit court.

     On January 19, 2002, WVDEP issued an order to Peerless Eagle Coal Co. to show cause why its permit for a surface mine should not be suspended or revoked due to an alleged pattern of violations relating to water quality. Peerless Eagle has requested a hearing to show cause, which is scheduled for May 21, 2002.

     On February 19, 2002, WVDEP issued an order to Omar Mining Company to show cause why its permit for a refuse area and preparation plant should not be suspended or revoked due to an alleged pattern of violations relating to water quality. Omar has requested a hearing to show cause, but no such hearing has been scheduled.

     On April 9, 2002, the rupture of a pipe at Sidney Coal Company, Inc. caused the discharge of approximately 135,000 gallons of coal slurry into a tributary stream of the Big Sandy River in eastern Kentucky. On April 23, 2002, the WVDEP filed a civil action against us and our subsidiary, Massey Coal Services, Inc., in connection with the coal slurry discharge. The lawsuit seeks unspecified damages to compensate for the alleged destruction of natural resources and the state's costs in responding to the spill, civil penalties and punitive damages. We are defending this action vigorously.

     On April 22, 2002, WVDEP entered an order finding a pattern of violations relating to water quality and suspending Independence Coal Company's (1) preparation plant for 16 days, (2) Jake Gore coal refuse impoundment permit for 12 days and (3) Justice longwall permit for seven days. Independence obtained a stay of the order pending appeal to the Surface Mining Board.

     On April 29, 2002, WVDEP issued an order to Majestic Mining, Inc. to show cause why its permit for an underground mine, which has been inactive since 1988, should not be suspended or revoked due to an alleged pattern of violations relating to water quality. Majestic will request a hearing to show cause.


--------------------------------------------------------------------------------
                                       15

     Investigations into various water quality violations, including those described above, are continuing and may result in additional sanctions against us.

     On April 16, 2002, Appalachian Power Company, a subsidiary of American Electric Power, filed suit against us in the Franklin County, Ohio Court of Common Pleas. The suit alleges that we improperly claimed force majeure with respect to a tonnage shortfall under our agreements with Appalachian Power in 2000 and 2001. The complaint further alleges that our claim of force majeure constitutes fraud, and seeks to recover profits made by us on sales to other customers of the coal Appalachian Power claims should have been delivered to it. We intend to defend this claim vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

     a) On April 16, 2002, the shareholders of Massey voted on the following proposals at the Annual Meeting of Shareholders:

          (1) Proposal to elect Don L. Blankenship and Bobby R. Inman as Class III directors to hold office for three years and until their respective successors are elected and qualified. Mr. Blankenship was elected by a vote of 65,090,228 shares "For" and 191,548 shares "Withhold Authority". Mr. Inman was elected by a vote of 65,043,621 shares "For" and 238,155 shares "Withhold Authority".
          (2) Proposal to ratify the appointment of Ernst & Young LLP as auditors for the fiscal year ending December 31, 2002. This proposal was approved by a vote of 64,060,381 shares to 1,136,243 shares, with 85,152 shares abstaining
          (3) Shareholder proposal to urge the Board of Directors of the Company to seek shareholder approval for future severance agreements with senior executives that provide benefits in an amount exceeding 2.99 times the sum of the executive's base salary plus bonus. This proposal was defeated by a vote of 26,144,386 shares "For", 29,785,557 shares "Against" and 905,392 shares abstaining.

Item 5.  Other Information

     a) On March 27, 2002, the United States District Court for the District of Columbia issued an order invalidating the U.S. Secretary of Interior's interpretation that Section 522(e) of the Surface Mining Control and Reclamation Act does not apply to subsidence caused by underground mining. Section 522(e) prohibits mining near certain structures, such as dwellings (absent permission by the owner), cemeteries and public buildings, or on certain public lands, including national parks and forests. Underground mining causing subsidence in these areas could be prohibited if the ruling is upheld. The Secretary of the Interior and National Mining Association have appealed the ruling and a motion to stay the effect of the ruling has been filed.

     b) On August 21, 2001, the Kentuckians for the Commonwealth, an environmental group, sued the U.S. Army Corps of Engineers alleging that the Corps of Engineers lacks the authority under its regulations pursuant to the Clean Water Act to issue permits for valley fills in the waters of the United States. While neither the Company nor its subsidiaries is a party to this litigation, virtually all mining operations (including ours) utilize valley fills to dispose of excess materials mined during coal production.

          The EPA and the Corps of Engineers published a rule on May 9, 2002 designed to clarify that the Corps of Engineers has the authority to issue permits for valley fills in the waters of the United States. However, on May 8, 2002, prior to the rule being published, the United States District Court in this litigation entered an order holding that the Corps of Engineers is prohibited by the Clean Water Act from issuing permits for valley fills in waters of the United States and holding that the EPA and the Corps of Engineers are without authority under the Clean Water Act to issue any rule giving the Corps of Engineers such authority. The order enjoins the Corps of Engineers from issuing any permits for valley fills in waters of the United States. The Corps of Engineers has moved for a stay of the ruling pending an appeal.

     c) On May 9, 2002, the Company sold the majority of its remaining interest in Appalachian Synfuel, LLC, contingent upon a favorable Internal Revenue Service ruling. The Company will receive cash, a promissory note that will be paid in quarterly installments, and a contingent promissory note based on synfuel tonnage shipped.


--------------------------------------------------------------------------------
                                       16

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

            10.1 Amendment No. 2 to Credit Agreement dated as of March 29, 2002, among Massey Energy Company, as Borrower, A. T. Massey Coal Company, Inc., as Guarantor, Citibank, N. A., as Administrative Agent, PNC Bank, National Association, as Syndication Agent, First Union National Bank, as Documentation Agent, and the lenders party thereto, for a maximum principal amount at any one time outstanding not to exceed $250,000,000.

            10.2 First Supplemental Indenture, dated as of the 9th day of February, 2001, between Massey Energy Company (successor by name change to Fluor Corporation) and Bankers Trust Company, supplementing that certain Indenture dated as of February 18, 1997.

     (b)  Reports on Form 8-K.

          None


--------------------------------------------------------------------------------
                                       17

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MASSEY ENERGY COMPANY
                                       -----------------------------------------
                                       (Registrant)

Date:  May 15, 2002                    /s/ J. M. Jarosinski
                                       -----------------------------------------
                                       J. M. Jarosinski,
                                       Vice President - Finance
                                       and Chief Financial Officer


                                       /s/ E. B. Tolbert
                                       -----------------------------------------
                                       E. B. Tolbert, Controller





--------------------------------------------------------------------------------
                                       18