Form 10-Q
period 2002-06-30
MASSEY ENERGY CO
filed 2002-08-14
CIK 37748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of July 31, 2002 there were 74,867,805 shares of common stock, $0.625 par value, outstanding.

                              MASSEY ENERGY COMPANY

                                    FORM 10-Q

                  For the Quarterly Period Ended June 30, 2002



TABLE OF CONTENTS                                                                                      PAGE
-----------------------------------------------------------------------------------------------------------
Part I:   Financial Information                                                                          3

Item 1.   Condensed Consolidated Financial Statements                                                    3

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations         11

Item 3.   Quantitative and Qualitative Discussions About Market Risk                                    15

Part II:  Other Information                                                                             15

Item 1.   Legal Proceedings                                                                             15

Item 5.   Other Information                                                                             16

Item 6.   Exhibits and Reports on Form 8-K                                                              17

Signatures                                                                                              18

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              MASSEY ENERGY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED


                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                       -------------------------         -----------------------
$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                    2002         2001               2002         2001
----------------------------------------------------------------------------------------------------------------
Net sales                                              $  330,903     $ 305,026          $ 654,406    $ 617,716
Other revenue                                              16,829         9,969             35,159       21,273
                                                       -----------    ----------         ----------   ----------
Total revenue                                             347,732       314,995            689,565      638,989
Costs and expenses
       Cost of sales                                      304,764       259,293            594,599      516,886
       Depreciation, depletion and amortization            50,054        45,046             96,880       90,195
       Selling, general and administrative                  9,961         9,391             15,362       18,582
                                                       -----------    ----------         ----------   ----------
Total costs and expenses                                  364,779       313,730            706,841      625,663


(Loss) Earnings before interest and taxes                 (17,047)        1,265            (17,276)      13,326

Interest income                                               676         4,150              1,664        4,946
Interest expense                                            8,619         9,011             16,425       19,575
                                                       -----------    ----------         ----------   ----------

Loss before taxes                                         (24,990)       (3,596)           (32,037)      (1,303)


Income tax benefit                                         (8,748)       (1,259)           (13,652)        (456)
                                                       -----------    ----------         ----------   ----------

Net loss                                               $  (16,242)    $  (2,337)         $ (18,385)   $    (847)
                                                       ===========    ==========         ==========   ==========

Loss per share (Note 6)
        Basic                                          $    (0.22)    $   (0.03)         $   (0.25)   $   (0.01)
                                                       ===========    ==========         ==========   ==========
        Diluted                                        $    (0.22)    $   (0.03)         $   (0.25)   $   (0.01)
                                                       ===========    ==========         ==========   ==========

Shares used to calculate loss per share (Note 6)
        Basic                                              74,445        73,927             74,397       73,680
                                                       ===========    ==========         ==========   ==========
        Diluted                                            74,445        73,927             74,397       73,680
                                                       ===========    ==========         ==========   ==========

Dividends declared per share                           $     0.04     $    0.04          $    0.08    $    0.08
                                                       ===========    ==========         ==========   ==========




            See Notes to Condensed Consolidated Financial Statements.

                              MASSEY ENERGY COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2002 and December 31, 2001

                                    UNAUDITED

                                              JUNE 30,       DECEMBER 31,
$ IN THOUSANDS                                  2002            2001
-------------------------------------------------------------------------

ASSETS

Current Assets

   Cash and cash equivalents              $      2,344      $      5,544
   Trade and other accounts receivable         202,232           184,347
   Inventories                                 180,894           155,793
   Deferred taxes                               13,889            13,572
   Income taxes receivable                           -             1,880
   Prepaid expenses and other                   88,612            97,199
                                          ------------      ------------
        Total current assets                   487,971           458,335

Net Property, Plant and Equipment            1,616,622         1,619,698
Other Noncurrent Assets
    Pension assets                              78,024            79,747
    Other                                      116,767           108,744
                                          ------------      ------------
        Total other noncurrent assets          194,791           188,491
                                          ------------      ------------

        Total assets                      $  2,299,384      $  2,266,524
                                          ============      ============



                            (Continued On Next Page)

                              MASSEY ENERGY COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2002 and December 31, 2001

                                    UNAUDITED


                                                                         JUNE 30,      DECEMBER 31,
$ IN THOUSANDS                                                             2002            2001
---------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable, principally trade and bank overdrafts          $    148,131     $    186,810
    Short-term debt                                                       330,450          263,101
    Payroll and employee benefits                                          20,817           29,605
    Income tax payable                                                      2,381                -
    Other current liabilities                                             102,238           77,590
                                                                     -------------    -------------
        Total current liabilities                                         604,017          557,106

Long-term debt                                                            300,000          300,000
Noncurrent liabilities
     Deferred taxes                                                       230,081          239,874
     Other noncurrent liabilities                                         339,613          321,850
                                                                     -------------    -------------
        Total noncurrent liabilities                                      569,694          561,724

Shareholders' Equity
     Capital Stock
        Preferred - authorized 20,000,000 shares without par value;
        none issued                                                             -                -
        Common - authorized 150,000,000 shares of $0.625 par value;
        issued and outstanding - 74,866,282 and 74,773,920 shares at
        June 30, 2002 and December 31, 2001, respectively                  46,791           46,734
     Additional capital                                                    19,668           18,559
     Retained earnings                                                    764,193          788,534
     Unamortized executive stock plan expense                              (4,979)          (6,133)
                                                                     -------------    -------------
        Total shareholders' equity                                        825,673          847,694
                                                                     -------------    -------------

        Total liabilities and shareholders' equity                   $  2,299,384     $  2,266,524
                                                                     =============    =============



            See Notes to Condensed Consolidated Financial Statements.

                              MASSEY ENERGY COMPANY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     Six Months Ended June 30, 2002 and 2001

                                    UNAUDITED


$ IN THOUSANDS                                                                       2002             2001
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                    $   (18,385)     $      (847)
    Adjustments to reconcile net loss to cash provided by operating activities:
       Depreciation, depletion and amortization                                      96,880           90,195
       Deferred taxes                                                                (9,902)          (3,722)
       Loss on disposal of assets                                                       124               97
       Changes in operating assets and liabilities                                  (45,400)          50,081
                                                                                ------------     ------------
Cash provided by operating activities                                                23,317          135,804
                                                                                ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                            (93,569)        (114,251)
    Proceeds from sale of assets                                                      4,267            4,573
                                                                                ------------     ------------
Cash utilized by investing activities                                               (89,302)        (109,678)
                                                                                ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (Decrease) in short-term debt, net                                      67,349          (24,547)
    Dividends paid                                                                   (5,956)          (5,827)
    Stock options exercised                                                           1,392            9,013
    Other, net                                                                            -            1,000
                                                                                ------------     ------------
Cash provided (utilized) by financing activities                                     62,785          (20,361)
                                                                                ------------     ------------

(Decrease) Increase in cash and cash equivalents                                     (3,200)           5,765
Cash and cash equivalents at beginning of period                                      5,544            4,381
                                                                                ------------     ------------

Cash and cash equivalents at end of period                                      $     2,344      $    10,146
                                                                                ============     ============


            See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)      General

         Effective January 1, 2002, Massey Energy Company ("Massey" or "the Company") changed its fiscal year-end from October 31 to December 31 to enhance the financial community's ability to analyze and compare Massey to others within the coal industry.

         The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with Massey's Annual Report on Form 10-K for the fiscal year ended October 31, 2001. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of results that can be expected for the full year.

         The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at June 30, 2002 and December 31, 2001, its consolidated results of operations for the three months and six months ended June 30, 2002 and 2001, and its consolidated cash flows for the six months ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

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

(2)      New Accounting Standards

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

(3)      Inventories

         Inventories are comprised of:

                                      June 30,      December 31,
         $ in thousands                2002             2001
         -------------------------------------------------------
         Coal                     $     157,423    $     132,267
         Other                           23,471           23,526
                                  -------------    -------------
                                  $     180,894    $     155,793
                                  =============    =============

(4)      Property, Plant and Equipment

         Net Property, Plant and Equipment is comprised of:

                                                                   June 30,      December 31,
         $ in thousands                                              2002            2001
         ------------------------------------------------------------------------------------
         Property, Plant and Equipment, at cost                 $  2,827,763     $  2,751,026
         Accumulated depreciation, depletion and amortization     (1,211,141)      (1,131,328)
                                                                ------------     ------------
                                                                $  1,616,622     $  1,619,698
                                                                ============     ============

(5)      Short Term Debt

         The Company had $330.5 million of short-term debt as of June 30, 2002, of which, $330.0 million consisted of borrowings under the revolving credit facilities. At June 30, 2002 the weighted average interest rate under the credit facilities was approximately 2.91 percent. The Company has $150 million 364-day and $250 million 3-year revolving credit facilities. The $150 million 364-day facility has been renewed through November 26, 2002, however, the facility allows for the conversion of outstanding obligations at the termination date to a term loan for a one-year period. Borrowings under these facilities bear interest based on (i) the London Interbank Offer Rate (LIBOR) plus a margin, which is based on our credit rating as determined by Moody's Investors Service ("Moody's") and Standard & Poor's Ratings Service ("S&P")(ii) the Base Rate (as defined in the facility agreements), and (iii) the Competitive Bid rate (as defined in the facility agreements).

         The revolving credit facilities contain financial covenants requiring us to maintain various financial ratios. Failure by us to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on us. The financial covenants consist of a maximum leverage ratio, a minimum interest coverage ratio, and a minimum net worth test. The leverage ratio requires that we not permit the ratio of total indebtedness at the end of any quarter to adjusted EBITDA for the four quarters then ended to exceed a specific amount. The interest coverage ratio requires that we not permit the ratio of our adjusted EBITDA to interest expense for the four quarters then ended to be less than a specified amount. The net worth test requires that we not permit our net worth to be less than a specified amount. We were in compliance with these covenants at June 30, 2002.

         In determining EBITDA as defined in the debt agreements for use in computing the leverage ratio, the Company has excluded certain items, including the $25.6 million reserve relative to the Harman litigation described in Note 8. The Company believes that the exclusion of such items is appropriate and has notified the lenders' Administrative Agent of this exclusion. If the accrual for the Harman litigation were to be included in the EBITDA calculation and no further adjustments were made, the Company would still be in compliance with the covenant at June 30, 2002. However, depending on future operating results, it would be possible that the Company would not be in compliance with such covenant at September 30, 2002. Excluding this matter, the Company expects to remain in compliance with these covenants in the foreseeable future.

         In early May 2002, Moody's and S&P downgraded our credit ratings. These ratings actions effectively prevented us from accessing the commercial paper market due to the restrictive investment policy credit guidelines of potential commercial paper investors and caused us to draw on the credit facilities for short-term financing needs.

(6)      Earnings Per Share

         The number of shares used to calculate basic loss per share for the three months and six months ended June 30, 2002 and 2001 is based on the weighted average outstanding shares of Massey Energy during the respective periods. The number of shares used to calculate diluted earnings (loss) per share is based on the number of shares used to calculate basic earnings (loss) per share plus the dilutive effect of stock options and other stock-based instruments held by Massey employees each period. In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities was excluded from the calculation of the diluted loss per common share in the three months and six months ended June 30, 2002 and 2001, as such inclusion would result in antidilution.

         The computations for basic and diluted loss per share are based on the following per share information:


                                                          Three Months Ended    Six Months Ended
                                                              June 30,              June 30,
                                                          ------------------    -----------------
         In thousands                                      2002        2001      2002       2001
         ----------------------------------------------------------------------------------------
         Average shares of common stock outstanding:
               Basic                                      74,445      73,927    74,397     73,860
               Effect of stock options/restricted stock        -           -         -          -
                                                          ------      ------    ------     ------
                  Diluted                                 74,445      73,927    74,397     73,860
                                                          ======      ======    ======     ======

(7)      Appalachian Synfuel, LLC

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

         On May 9, 2002, the Company sold substantially all of its remaining interest in Appalachian Synfuel, LLC, contingent upon a favorable Internal Revenue Service ruling, which was received in June 2002. The Company received cash of $3.6 million, a recourse promissory note for $19.4 million that will be paid in quarterly installments of $1.1 million plus interest, and a contingent promissory note that is paid on a cents per section 29 credit dollar earned based on synfuel tonnage shipped.

         Deferred gains of $26.7 million and $11.4 million as of June 30, 2002 and December 31, 2001, respectively, are included in other noncurrent liabilities to be recognized ratably through 2007. Marfork Coal Company, Inc., a subsidiary of the Company, will continue to manage the facility under an operating agreement.

(8)      Other Items Affecting Net Income

         During the second quarter of 2002, the Company recorded a charge in the amount of $25.6 million (pre-tax) related to an adverse jury verdict in the West Virginia Harman Mining Corporation action, which was rendered on August 1, 2002 (see Note 9 for further discussion). This charge is included in cost of sales for the three month and six month periods ended June 30, 2002.

         During the first quarter of 2002, the Company reduced its bad debt reserves for receivables from two large bankrupt customers, Enron Corp., based on a reassessment of our total exposure, and Wheeling Pittsburgh Steel, due to a long-term repayment agreement. This positive adjustment of $5.5 million (pre-tax) is reflected in selling, general and administrative expense for the first six months of 2002.

         Additionally, income from a contract buyout payment from a large customer in the amount of $5.1 million (pre-tax) is included in Other Revenue for the first six months of 2002.

         A refund for the settlement of a state tax dispute in the amount of $2.4 million, net of federal tax, is included in income tax benefit for the first six months of 2002.

(9)      Contingencies and Commitments

         Harman Mining Corporation and certain of its affiliates (collectively "Harman") instituted two civil actions against Massey or its present or former subsidiaries. In June 1998, Harman filed a breach of contract action against Wellmore Coal Corporation ("Wellmore"), a former Massey subsidiary, in Buchanan County, Virginia Circuit Court. Harman claimed that Wellmore breached a coal supply agreement, pursuant to which Harman sold coal to Wellmore, by declaring a force majeure event and reducing the amount of coal to be purchased from Harman as a result thereof. Wellmore claimed force majeure when its major customer was forced to close its Pittsburgh coke plant due to regulatory action. At trial, a jury found that Wellmore had breached its contract and Wellmore was assessed $6 million in damages. Massey's subsidiary, Knox Creek Coal Corporation, assumed the defense of this action under the terms of the stock purchase agreement by which it sold the stock of Wellmore and, on August 6, 2001, filed a petition for appeal of the adverse determination on liability and damages to the Supreme Court of Virginia. The Supreme Court of Virginia heard the case and a decision is expected in September 2002.

         Additionally, Harman and its sole shareholder, Hugh Caperton, filed a separate action against Massey and certain subsidiaries in Boone County, West Virginia Circuit Court, alleging that Massey and its subsidiaries tortiously interfered with Harman's contract with Wellmore and, as a result, caused Harman to go out of business. On August 1, 2002, the jury in the case awarded the plaintiffs $50 million in compensatory and punitive damages. Massey intends to vigorously pursue post-judgment remedies, including appeal to the West Virginia Supreme Court of Appeals if necessary. An appeal to the West Virginia Supreme Court of Appeals must be filed no later than four months after a final judgment is entered by the trial court.

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

         On January 14, 2002, the West Virgina Division of Environmental Protection ("WVDEP") entered an order finding a pattern of violations relating to water quality and suspending operations on Marfork Coal Company, Inc.'s refuse impoundment permit for 14 days. Marfork obtained a stay of enforcement of the order pending appeal to the Surface Mine Board, which heard the appeal, and on June 27, 2002, reduced the suspension to nine days. Marfork appealed the Surface Mine Board decision to the circuit court and the suspension has been temporarily stayed pending the circuit court's decision.

         On April 22, 2002, WVDEP entered an order finding a pattern of violations relating to water quality and suspending Independence Coal Company's (1) preparation plant permit for 16 days, (2) Jake Gore coal refuse impoundment permit for 12 days and (3) Justice longwall permit for seven days. Independence appealed the order to the Surface Mine Board and a hearing is scheduled for August 14, 2002. The suspensions have been temporarily stayed pending the decision of the Surface Mine Board.

         On April 16, 2002, Appalachian Power Company, a subsidiary of American Electric Power, filed suit against us in the Franklin County, Ohio Court of Common Pleas. The suit alleges that we improperly claimed force majeure with respect to a tonnage shortfall under our agreements with Appalachian Power in 2000 and 2001. The complaint also alleged that our claim of force majeure constituted fraud, and sought to recover profits made by us on sales to other customers of the coal Appalachian Power claims should have been delivered to it. However, by order entered July 25, 2002, the Court dismissed this fraud claim. We intend to defend the remaining claims vigorously.

(10)     Subsequent Events

         On August 1, 2002, the Company received an adverse jury verdict in connection with the West Virginia Harman Mining Corporation action mentioned above in the amount of $50 million. As a result, the Company recorded a charge in the amount of $25.6 million (pre-tax) in the second quarter of 2002, which is included in cost of sales.

         On August 2, 2002, S&P downgraded Massey's long-term debt rating from BBB to BBB-, with a stable outlook.

         On August 5, 2002, a shareholder derivative complaint was filed in the Boone County, West Virginia, Circuit Court naming as defendants the Company, each of the Company's directors (including Don L. Blankenship, Chairman, President and Chief Executive Officer), James L. Gardner, Executive Vice President and Chief Administrative Officer, Jeffrey M. Jarosinski, Vice President - Finance and Chief Financial Officer, Madeleine M. Curle, Vice President - Human Relations, and Bennett K. Hatfield, former Executive Vice President and Chief Operating Officer. The complaint alleges (i) breach of fiduciary duties against all of the defendants for refusing to cause the Company to comply with environmental, labor and securities laws, and (ii) improper insider trading by Don L. Blankenship, Jeffrey M. Jarosinski, Madeleine M. Curle, and Bennett K. Hatfield. The Company intends to vigorously pursue defense of this case.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes and the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001 and Quarterly Reports on Form 10-Q for the periods ending December 31, 2001 (transitional report) and March 31, 2002. Unless otherwise noted herein, all references to second quarter of 2001 in the following discussion shall refer to the three months ended June 30, 2001.

FORWARD-LOOKING INFORMATION
---------------------------

     From time to time, we make certain comments and disclosures in reports and statements, including this report or statements made by our officers or directors which may be forward-looking in nature. Examples include statements related to our growth, the adequacy of funds to service debt and our opinions about trends and factors that may impact future operating results. These forward-looking statements could also involve, among other things, statements regarding our intent, belief or expectation with respect to (i) our results of operations and financial condition, (ii) the consummation of acquisition, disposition or financing transactions and the effect thereof on our business, and (iii) our plans and objectives for future operations and expansion or consolidation.

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

     We wish to caution readers that forward-looking statements, including disclosures, which use words such as we "believe," "anticipate," "expect," "estimate" and similar statements, are subject to certain risks and uncertainties, which could cause actual results of operations to differ materially from expectations. Any forward-looking statements should be considered in context with the various disclosures made by us about our businesses, including without limitation the risk factors more specifically described in Item 1. Business, under the heading "Business Risks", in our Annual Report on Form 10-K for its fiscal year ended October 31, 2001. Such filings are available publicly and upon request from Massey's Investor Relations Department:
(866) 814-6512. We disclaim any intent or obligation to update our forward-looking statements.

RESULTS OF OPERATIONS
---------------------

Three months ended June 30, 2002 compared with the three months ended June 30,
------------------------------------------------------------------------------
2001.
-----

     For the three months ended June 30, 2002, net sales increased 8 percent to $330.9 million in 2002 compared with $305.0 million for the three months ended June 30, 2001. Two factors that impacted net sales for the second quarter of 2002 compared to the second quarter of 2001 were:

     . The volume of tons sold decreased 7 percent from 11.1 million tons to
       10.3 million tons, attributable to a reduction in metallurgical and industrial tons sold of 12 and 19 percent, respectively; and

     . The average per ton sales price for coal increased 16 percent from $27.53 per ton to $32.06 per ton consisting of increases of 19, 14, and 18 percent of the prices for utility, metallurgical and industrial coal, respectively.

     Realized prices for our tonnage sold in the second quarter of 2002 reflect some of the improvement seen in the market during 2001, as spot market prices of Central Appalachian coal increased to 20-year highs, and we were able to obtain sales commitments at relatively higher prices. However, demand for coal remained weak during the second quarter of 2002, due to the lack of growth in the economy, soft steel demand and the unusually mild weather that prevailed in the Eastern United States during the winter.

     Other revenue, which consists of royalties, rentals, miscellaneous income and gains on the sale of non-strategic assets, increased to $16.8 million for the second quarter of 2002 from $10.0 million for the second quarter of 2001. The increase was primarily due to increased earnings related to the operations of Appalachian Synfuel, LLC.

     Cost of sales increased approximately 18 percent to $304.8 million for the second quarter of 2002 from $259.3 million for the second quarter of 2001. Cost of sales on a per ton of coal sold basis increased by 26 percent in the second quarter of 2002 compared with the second quarter of 2001. These increases were due to a charge taken in the second quarter of 2002 in the amount of $25.6 million (pre-tax) related to an adverse jury verdict in the West Virginia Harman Mining Corporation action, as well as the reduction in tons sold, lower productivity at several of our longwall and room and pillar mining operations, and higher wage levels. Costs of sales for the second quarter of 2001 was also partially offset by a $6.5 million (pre-tax) refund related to black lung excise taxes paid on coal export sales tonnage. Tons produced in the second quarter of 2002 were 11.0 million compared to 11.7 million in the second quarter of 2001.

     Depreciation, depletion and amortization increased by approximately 11 percent to $50.1 million in the second quarter of 2002 compared to $45.0 million for the second quarter of 2001. The increase of $5.1 million was primarily due to capital expenditures made in 2001 in an effort to increase production.

     Selling, general and administrative expenses were $10.0 million for the second quarter of 2002 compared to $9.4 million for the second quarter of 2001. The increase was primarily attributable to increases in accruals related to long-term executive compensation programs and costs of legal services.

     Earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA"), was $33.0 million for the second quarter of 2002 compared to $46.3 million for the second quarter of 2001.

     Interest income decreased to $0.7 million for the second quarter of 2002 compared to $4.2 million for the second quarter of 2001. This decrease is due to $3.2 million (pre-tax) of interest income in the second quarter of 2001 for interest due on the black lung excise tax refund.

     Interest expense decreased to $8.6 million for the second quarter of 2002 compared with $9.0 million for the second quarter of 2001. The lower interest expense was primarily due to the decrease in interest rates in the short-term debt markets, as seen in our weighted average rates for short-term debt of 2.91 percent at June 30, 2002 compared to 4.23 percent at June 30, 2001.

     Income tax benefit was $8.7 million for the second quarter of 2002 compared with income tax benefit of $1.3 million for the second quarter of 2001. This reflects the increase in the loss before taxes in the three months ended June 30, 2002 compared to the loss before taxes for the same three-month period ended June 30, 2001.

Six months ended June 30, 2002 compared with the six months ended June 30, 2001.
--------------------------------------------------------------------------------

     For the six months ended June 30, 2002, net sales increased 6 percent to $654.4 million in 2002 compared with $617.7 million for the six months ended June 30, 2001. Two factors that impacted net sales for the first six months of 2002 compared to the first six months of 2001 were:

     . The volume of tons sold decreased 9 percent from 22.8 million tons to
       20.8 million tons, attributable to a reduction in metallurgical and industrial tons sold of 22 and 16 percent, respectively; and

     . The average per ton sales price for coal increased 16 percent from $27.11 per ton to $31.42 per ton consisting of increases of 16, 18, and 22 percent of the prices for utility, metallurgical and industrial coal, respectively.

     Realized prices for our tonnage sold in the first six months of 2002 reflected the improvement seen in the market during 2001, as spot market prices of Central Appalachian coal increased to 20-year highs, and we were able to obtain sales commitments at relatively higher prices. However, during the first six months of 2002 the soft economic environment, weak steel demand and unusually mild weather during the winter significantly reduced demand for all grades of coal.

     Other revenue, which consists of royalties, rentals, miscellaneous income and gains on the sale of non-strategic assets, increased to $35.2 million for the first six months of 2002 from $21.3 million for the first six months of 2001. The increase was primarily due to a contract buyout payment from a large customer of approximately $5.1 million, as well as increased earnings related to the operations of Appalachian Synfuel, LLC.

     Cost of sales increased approximately 15 percent to $594.6 million for the first six months of 2002 from $516.9 million for the first six months of 2001. Cost of sales on a per ton of coal sold basis increased by 26 percent in the first six months of 2002 compared with the first six months of 2001. These increases were due to a charge taken in the second quarter of 2002 in the amount of $25.6 million (pre-tax) related to an adverse jury verdict in the West Virginia Harman Mining Corporation action, as well as the reduction in tons sold, lower productivity at several of our longwall and room and pillar mining operations, and higher wage levels. During 2001, we increased staffing levels in order to increase production. However, due to the market weakness, we reduced total workforce during the first quarter of 2002 by approximately 7 percent and idled 15 continuous miner sections. Cost of sales for the first six months of 2001 was also partially offset by a $6.5 million (pre-tax) refund related to black lung excise taxes paid on coal export sales tonnage. Tons produced in the first six months of 2002 were 22.8 million compared to 23.3 million in the first six months of 2001.

     Depreciation, depletion and amortization increased by approximately 7 percent to $96.9 million in the first six months of 2002 compared to $90.2 million for the first six months of 2001. The increase of $6.7 million was primarily due to capital expenditures made in 2001 in an effort to increase production.

     Selling, general and administrative expenses were $15.4 million for the first six months of 2002 compared to $18.6 million for the first six months of 2001. The decrease was primarily attributable to reductions in bad debt reserves for receivables from two large bankrupt customers, Enron Corp. and Wheeling Pittsburgh Steel, totaling $5.5 million on a pre-tax basis. These reductions were offset by increases in accruals related to long-term executive compensation programs and costs of legal services.

     Earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA"), was $79.6 million for the first six months of 2002 compared to $103.5 million for the first six months of 2001.

     Interest income decreased to $1.7 million for the first six months of 2002 compared with $4.9 million for the first six months of 2001. This decrease is due to $3.2 million (pre-tax) of interest income in the first six months of 2001 for interest due on the black lung excise tax refund.

     Interest expense decreased to $16.4 million for the first six months of 2002 compared with $19.6 million for the first six months of 2001. The lower interest expense was primarily due to the decrease in interest rates in the short-term debt markets, as seen in our weighted average rates for short-term debt of 2.91 percent at June 30, 2002 compared to 4.23 percent at June 30, 2001.

     Income tax benefit was $13.7 million for the first six months of 2002 compared with income tax benefit of $0.5 million for the first six months of 2001. This reflects a refund in the first six months of 2002 for the settlement of a state tax dispute in the amount of $2.4 million, net of federal tax.


CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
---------------------------------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of results that can be expected for the full year. Please refer to the Critical Accounting Estimates and Assumptions of the Management's Discussion and Analysis of Financial Condition and Results of Operation section of the Quarterly Report on Form 10-Q for the period ended March 31, 2002, for a discussion of our critical accounting estimates and assumptions.

Capitalized Development Costs

     Development costs applicable to the opening of new coal mines and certain mine expansion projects are capitalized and reported in property, plant and equipment. We periodically assess the continuing economic viability of capitalized development costs. We are currently assessing the future operating potential of several coal mines that were recently placed in idled status in light of the weak coal market. This assessment includes a consideration of the future operating cashflows from such idled mines as measured using various potential operating plans and market assumptions of future coal demand and prices. At the conclusion of this review, it may be necessary to write off all or a portion of the capitalized development costs associated with one or more of these mines.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At June 30, 2002 our available liquidity was $72.3 million, including cash and cash equivalents of $2.3 million and $70.0 million from our revolving credit facilities. We had $330.5 million of short-term debt as of June 30, 2002, of which, $330.0 million consisted of borrowings under the revolving credit facilities. On November 30, 2000, the date of the Spin-Off, we entered into $150 million 364-day and $250 million 3-year revolving credit facilities, which have been guaranteed by A. T. Massey. The $150 million 364-day facility has been renewed through November 26, 2002. Borrowings under these facilities bear interest based on (i) the London Interbank Offer Rate (LIBOR) plus a margin, which is based on our credit rating as determined by Moody's and S&P, national rating agencies, (ii) the Base Rate (as defined in the facility agreements), and
(iii) the Competitive Bid rate (as defined in the facility agreements).

     The revolving credit facilities contain financial covenants requiring us to maintain various financial ratios. Failure by us to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on us. The financial covenants consist of a maximum leverage ratio, a minimum interest coverage ratio, and a minimum net worth test. The leverage ratio requires that we not permit the ratio of total indebtedness at the end of any quarter to adjusted EBITDA for the four quarters then ended to exceed a specific amount. The interest coverage ratio requires that we not permit the ratio of our adjusted EBITDA to interest expense for the four quarters then ended to be less than a specified amount. The net worth test requires that we not permit our net worth to be less than a specified amount. We were in compliance with these covenants at June 30, 2002. The total debt-to-book capitalization ratio was 43.3 percent at June 30, 2002.

     In determining EBITDA as defined in the debt agreements for use in computing the leverage ratio, the Company has excluded certain items, including the $25.6 million reserve relative to the Harman litigation described in Note 8. The Company believes that the exclusion of such items is appropriate and has notified the lenders' Administrative Agent of this exclusion. If the accrual for the Harman litigation were to be included in the EBITDA calculation and no further adjustments were made, the Company would still be in compliance with the covenant at June 30, 2002. However, depending on future operating results, it would be possible that the Company would not be in compliance with such covenant at September 30, 2002. Excluding this matter, the Company expects to remain in compliance with these covenants in the foreseeable future.

     Cash flow provided by operating activities was $23.3 million and $135.8 million for the first six months of 2002 and 2001, respectively. Cash provided by operating activities reflects net earnings adjusted for non-cash charges and changes in working capital requirements.

     Net cash utilized by investing activities was $89.3 million and $109.7 million for the first six months of 2002 and 2001, respectively. The cash used in investing activities reflects capital expenditures in the amount of $93.6 million and $114.2 million for the first six months of 2002 and 2001, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, and projects to improve the efficiency of mining operations. In addition to the cash spent on capital expenditures, during first six months of 2002, we leased, through operating leases, $10.6 million of primarily surface mining equipment compared to $39.8 million for the first six months of 2001. Additionally, the first six months of 2002 and 2001 included $4.3 million and $4.6 million, respectively, of proceeds provided by the sale of assets.

     Financing activities primarily reflect changes in short term financing for the first six months of 2002 and 2001, as well as the exercising of stock options. Net cash provided (utilized) by financing activities was $62.8 million and ($20.4) million for the first six months of 2002 and 2001, respectively.

     We have historically funded our operations, working capital requirements and capital expenditures through a combination of cash flow from operations and borrowings from the commercial paper market. In early May 2002, Moody's and S&P downgraded our credit ratings. These ratings actions have effectively prevented us from accessing the commercial paper market for our short-term funding needs due to the restrictive investment policy credit guidelines of potential commercial paper investors. As a result, we are relying on borrowings under our revolving credit facilities, which bear interest at higher rates than our commercial paper, for our short-term liquidity needs. We believe that cash generated from operations and borrowings, which we expect to be available from our credit facilities, will be sufficient to meet our debt service, capital expenditures and working capital requirements for the foreseeable future. Our $150 million 364-day facility expires on November 26, 2002, however, the facility allows for the conversion of outstanding obligations at the termination date to a term loan for a one-year period. We have begun efforts to put in place a replacement credit facility and anticipate closing that transaction within the next 60 days. In the event we are not able to complete the successful establishment of the replacement facility, we may need to seek alternative sources for capital.


INFLATION
---------

     Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.



NEW ACCOUNTING STANDARDS
-------------------------

     On August 15, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". The standard will require that retirement obligations be recorded as a liability based on the present value of the estimated cash flows. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and transition is by cumulative catch-up adjustment. We are currently evaluating the impact that the standard will have on our financial statements.

OUTLOOK
-------

     Given the weak market conditions that prevailed throughout the first half of 2002, we have revised our sales expectations for 2002 to 44 to 45 million tons, approximately the same as in fiscal 2001. Virtually all of this tonnage is committed for 2002, with contract prices at significantly higher rates than in fiscal 2001. A variety of initiatives have been put in place to address the higher costs per ton we have experienced during the first six months of the year.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

     Our interest expense is sensitive to changes in the general level of interest rates in the United States. At June 30, 2002, we had outstanding $300 million aggregate principal amount of long-term debt under fixed-rate instruments; however, our primary exposure to market risk for changes in interest rates relates to our short-term debt financing. At June 30, 2002, we had $330.0 million outstanding under the revolving credit facilities. At June 30, 2002 the weighted average interest rate under the credit facilities was approximately 2.91 percent. Based on the short-term debt balance outstanding at June 30, 2002, a 100 basis point increase in the average issuance rate for our borrowings would increase our annual interest expense by approximately $3.3 million.

     Almost all of our transactions are denominated in U.S. dollars, and, as a result, we do not have material exposure to currency exchange-rate risks.

     We have not engaged in any interest rate, foreign currency exchange rate or commodity price-hedging transactions.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     The following describes material developments in legal proceedings affecting us, as previously described in Item 3, "Legal Proceedings," in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001, and Quarterly Reports on Form 10-Q for the periods ending December 31, 2001 (transitional report) and March 31, 2002, as they relate to the fiscal quarter ended June 30, 2002.

     On August 5, 2002, a shareholder derivative complaint was filed in the Boone County, West Virginia, Circuit Court naming as defendants the Company, each of the Company's directors (including Don L. Blankenship, Chairman, President and Chief Executive Officer), James L. Gardner, Executive Vice President and Chief Administrative Officer, Jeffrey M. Jarosinski, Vice President - Finance and Chief Financial Officer, Madeleine M. Curle, Vice President - Human Relations, and Bennett K. Hatfield, former Executive Vice President and Chief Operating Officer. The complaint alleges (i) breach of fiduciary duties against all of the defendants for refusing to cause the Company to comply with environmental, labor and securities laws, and (ii) improper insider trading by Don L. Blankenship, Jeffrey M. Jarosinski, Madeleine M. Curle and Bennett K. Hatfield. The Company intends to vigorously pursue defense of this case.

     The Company previously reported certain litigation pending in Boone County, West Virginia, Circuit Court, in which Harman Mining Corporation and certain of its affiliates (collectively "Harman"), and Harman's sole shareholder, Hugh Caperton, alleged that Massey and certain of its subsidiaries tortiously interfered with Harman's coal supply contract with Wellmore Coal Corporation (a former Massey subsidiary) and caused Harman to go out of business. On August 1, 2002, the jury in the case awarded the plaintiffs $50 million in compensatory and punitive damages. Massey intends to vigorously pursue post-judgment remedies, including appeal to the West Virginia Supreme Court of Appeals if necessary. An appeal to the West Virginia Supreme Court must be filed no later than four months after a final judgment is entered by the trial court.

     The Company continued discussions with various Kentucky and West Virginia agencies in connection with notices of violation relating to the October 11, 2000, partial failure of Martin County Coal Corporation's coal refuse impoundment. On July 31, 2002, Martin County settled the claims set forth in Kentucky's notices of violation by agreeing to pay approximately $3.25 million in penalties, costs and damages. On July 18, 2002, a West Virginia circuit court ruled that West Virginia is preempted by the Federal Clean Water Act from assessing penalties against Martin County.

     On January 2, 2002, the West Virginia Division of Environmental Protection ("WVDEP") entered an order finding a pattern of violations relating to water quality and suspending an idled Green Valley Coal Company refuse area permit for three days. Green Valley obtained a stay of the order and appealed to the West Virginia Surface Mine Board (the "Surface Mine Board"), where the order was overturned on June 7, 2002.

     On February 14, 2002, WVDEP entered an order finding a pattern of violations relating to water quality and suspending another idled Green Valley refuse area permit for 30 days. Green Valley obtained a stay of the order pending appeal to the Surface Mine Board. On April 9, 2002, the Board upheld the 30-day suspension, but modified parts of the order at Green Valley's request. Green Valley elected not to appeal the order as modified.

     On January 14, 2002, WVDEP entered an order finding a pattern of violations relating to water quality and suspending operations on Marfork Coal Company, Inc.'s refuse impoundment permit for 14 days. Marfork obtained a stay of enforcement of the order pending appeal to the Surface Mine Board, which heard the appeal, and on June 27, 2002, reduced the suspension to nine days. Marfork appealed the Surface Mine Board decision to the circuit court and the suspension has been temporarily stayed pending the circuit court's decision.

     On January 19, 2002, WVDEP issued an order to Peerless Eagle Coal Co. to show cause why its permit for a surface mine should not be suspended or revoked due to an alleged pattern of violations relating to water quality. The hearing to show cause that was originally scheduled for May 21, 2002 has been postponed and has not yet been rescheduled.

     On April 22, 2002, WVDEP entered an order finding a pattern of violations relating to water quality and suspending Independence Coal Company's (1) preparation plant permit for 16 days, (2) Jake Gore coal refuse impoundment permit for 12 days and (3) Justice longwall permit for seven days. Independence appealed the order to the Surface Mine Board and a hearing is scheduled for August 14, 2002. The suspensions have been temporarily stayed pending the decision of the Surface Mine Board.

     On April 29, 2002, WVDEP issued an order to Majestic Mining, Inc. to show cause why its permit for an underground mine, which has been inactive since 1988, should not be suspended or revoked due to an alleged pattern of violations relating to water quality. Majestic requested a hearing to show cause but the hearing has not yet been scheduled.

     Investigations into various water quality violations, including those described above, are continuing and may result in additional sanctions against us.

     In addition, the Company and its subsidiaries, incident to their normal business activities, are parties to a number of other legal and regulatory proceedings in various stages of development. While the Company cannot predict the outcome of these proceedings, based on reports of counsel, the facts now known to the Company, assuming the reasonableness of any ultimate outcome (which, in our opinion, was not reflected in the jury award in the Harman case), and also assuming reasonable coverage decisions by the Company's insurance carriers, the Company does not believe that any liability arising from these proceedings individually or in the aggregate should have a material adverse affect upon the consolidated financial position, cash flows or results of operations of the Company.

Item 5.  Other Information

     a) On August 21, 2001, the Kentuckians for the Commonwealth, an environmental group, sued the U.S. Army Corps of Engineers alleging that the Corps of Engineers lacks the authority under its regulations pursuant to the Clean Water Act to issue permits for valley fills in the waters of the United States. While neither the Company nor its subsidiaries is a party to this litigation, virtually all mining operations (including ours) utilize valley fills to dispose of excess materials mined during coal production.

         The EPA and the Corps of Engineers published a rule on May 9, 2002 designed to clarify that the Corps of Engineers has the authority to issue permits for valley fills in the waters of the United States. However, on May 8, 2002, prior to the rule being published, the United States District Court in this litigation entered an order holding that the Corps of Engineers is prohibited by the Clean Water Act from issuing permits for valley fills in waters of the United States and holding that the EPA and the Corps of Engineers are without authority under the Clean Water Act to issue any rule giving the Corps of Engineers such authority. The order enjoins the Corps of Engineers from issuing any permits for valley fills in waters of the United States. The Corps of Engineers and industry intervenors moved for a stay of the ruling pending an appeal; the District Court denied the motion for stay on June 17, 2002. The Corps of Engineers and industry intervenors have appealed the order to the Fourth Circuit Federal Court of Appeals.

      b) On August 1, 2002, James L. Gardner resigned from the Board of Directors in connection with his acceptance on July 1, 2002, of the position of Massey's Executive Vice President and Chief Administrative Officer, and accordingly, the Bylaws of the Company were amended to reduce the required number of directors by one.

      c) The employment agreement between the Company and Don L. Blankenship was amended and restated on July 16, 2002 to provide that (i) the number of "shadow stock" units received annually by Mr. Blankenship as part of his compensation is subject to review and approval by the Board prior to the commencement of each annual vesting period and (ii) if Mr. Blankenship resigns from his employment at any time after October 31, 2002 and prior to October 31, 2004, he shall provide consulting services to the Company on an exclusive, full-time basis for six months after the date of such resignation and shall receive as compensation the compensation payable to him had he remained in the Company's employment through the next succeeding October 31.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

           3.1 Restated Bylaws (as amended effective August 1, 2002) of Massey Energy Company

          10.1 Amended and Restated Employment Agreement between Massey Energy Company, A. T. Massey Coal Company, Inc. and Don L. Blankenship dated as of November 1, 2001 [amending and restating on July 16, 2002, the Employment Agreement between Massey Energy Company, A. T. Massey Coal Company, Inc. and Don L. Blankenship dated as of November 1, 2001]

          99.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.,
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.,
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b)  Reports on Form 8-K.

          Form 8-K filed on August 2, 2002, reporting jury verdict in press release attached thereto

          Form 8-K filed on August 13, 2002, reporting an adjustment to second quarter earnings in press release attached thereto

          Form 8-K filed on August 14, 2002, containing Statements of Oath of Principal Executive and Principal Financial Officers Regarding Facts and Circumstances Relating to Exchange Act Filings

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MASSEY ENERGY COMPANY
                                             -------------------------------
                                                 (Registrant)

Date:  August 14, 2002                       /s/ J. M. Jarosinski
                                             -------------------------------
                                                 J. M. Jarosinski,
                                                 Vice President - Finance
                                                 and Chief Financial Officer

                                             /s/ E. B. Tolbert
                                             -------------------------------
                                                 E. B. Tolbert, Controller