Form 10-Q
period 2002-09-30
MASSEY ENERGY CO
filed 2002-11-15
CIK 37748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  1-7775

MASSEY ENERGY COMPANY

(Name of Registrant as Specified In Its Charter)

Delaware	95-0740960

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4 North 4th Street, Richmond, Virginia	23219

(Address of principal executive offices)	(Zip Code)

(804) 788-1800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

As of October 31, 2002 there were 75,317,733 shares of common stock, $0.625 par value, outstanding.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2002

PART I:  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS	2002	2001	2002	2001

Net sales	$343,182	$306,680	$997,589	$924,396
Other revenue	19,857	12,098	55,015	33,371

Total revenue	363,039	318,778	1,052,604	957,767
Costs and expenses
Cost of sales	283,061	264,768	877,660	781,654
Depreciation, depletion and amortization	64,103	47,012	160,983	137,207
Selling, general and administrative	8,882	4,657	24,244	23,239

Total costs and expenses	356,046	316,437	1,062,887	942,100
Earnings (Loss) before interest and taxes	6,993	2,341	(10,283)	15,667
Interest income	1,240	621	2,904	5,567
Interest expense	9,931	8,270	26,356	27,845

Loss before taxes	(1,698)	(5,308)	(33,735)	(6,611)
Income tax benefit	(595)	(1,623)	(14,247)	(2,079)

Net loss	$(1,103)	$(3,685)	$(19,488)	$(4,532)

Loss per share (Note 6)
Basic	$(0.01)	$(0.05)	$(0.26)	$(0.06)

Diluted	$(0.01)	$(0.05)	$(0.26)	$(0.06)

Shares used to calculate loss per share (Note 6)
Basic	74,468	73,988	74,421	73,783

Diluted	74,468	73,988	74,421	73,783

Dividends declared per share	$0.04	$0.04	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001

UNAUDITED

$ IN THOUSANDS	SEPTEMBER 30, 2002	DECEMBER 31, 2001

ASSETS
Current Assets
Cash and cash equivalents	$15,545	$5,544
Trade and other accounts receivable, less allowance of $9,475 and $14,324, respectively	196,920	184,347
Inventories	185,565	155,793
Deferred taxes	13,889	13,572
Income taxes receivable	—	1,880
Prepaid expenses and other	86,720	97,199

Total current assets	498,639	458,335
Net Property, Plant and Equipment	1,584,002	1,619,698
Other Noncurrent Assets
Pension assets	77,993	79,747
Other	110,560	108,744

Total other noncurrent assets	188,553	188,491

Total assets	$2,271,194	$2,266,524

(Continued On Next Page)

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001

UNAUDITED

$ IN THOUSANDS	SEPTEMBER 30, 2002	DECEMBER 31, 2001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, principally trade and bank overdrafts	$133,815	$186,810
Short-term debt	275,441	263,101
Payroll and employee benefits	32,509	29,605
Income taxes payable	40	—
Other current liabilities	117,698	77,590

Total current liabilities	559,503	557,106
Noncurrent liabilities
Long-term debt	300,000	300,000
Deferred taxes	246,675	239,874
Other noncurrent liabilities	343,042	321,850

Total noncurrent liabilities	889,717	861,724
Shareholders’ Equity
Capital Stock
Preferred – authorized 20,000,000 shares without par value; none issued	—	—
Common – authorized 150,000,000 shares of $0.625 par value; issued and outstanding – 74,861,716 and 74,773,920 shares at September 30, 2002 and December 31, 2001, respectively	46,788	46,734
Additional capital	19,599	18,559
Retained earnings	760,109	788,534
Unamortized executive stock plan expense	(4,522)	(6,133)

Total shareholders’ equity	821,974	847,694

Total liabilities and shareholders’ equity	$2,271,194	$2,266,524

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2002 and 2001

UNAUDITED

$ IN THOUSANDS	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,488)	$(4,532)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	147,783	137,207
Development cost write-off	13,200	—
Deferred taxes	6,692	3,080
Loss on disposal of assets	467	120
Changes in operating assets and liabilities	(28,401)	50,827

Cash provided by operating activities	120,253	186,702

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(121,971)	(191,549)
Proceeds from sale of assets	6,908	5,071

Cash utilized by investing activities	(115,063)	(186,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in short-term debt, net	12,340	(2,212)
Dividends paid	(8,937)	(8,788)
Stock options exercised	1,408	9,369
Other, net	—	1,000

Cash provided (utilized) by financing activities	4,811	(631)

Increase (Decrease) in cash and cash equivalents	10,001	(407)
Cash and cash equivalents at beginning of period	5,544	4,381

Cash and cash equivalents at end of period	$15,545	$3,974

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	General

Effective January 1, 2002, Massey Energy Company (“Massey” or “the Company”) changed its fiscal year-end from October 31 to December 31 to enhance the financial community’s ability to analyze and compare Massey to other companies in the coal industry.

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with Massey’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of results that can be expected for the full year.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (including normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at September 30, 2002 and December 31, 2001, its consolidated results of operations for the three months and nine months ended September 30, 2002 and 2001, and its consolidated cash flows for the nine months ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

The condensed consolidated financial statements include the accounts of Massey, its wholly owned subsidiary A. T. Massey Coal Company, Inc. (“A. T. Massey”) and its subsidiaries.  The Company has no independent assets or operations.  A. T. Massey, which fully and unconditionally guarantees the Company’s obligations under the 6.95% Senior Notes due 2007, is the Company’s sole direct operating subsidiary.

Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

(2)	New Accounting Standards

On August 15, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). The standard requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred.  When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is incurred. This statement is effective for fiscal years beginning after June 15, 2002 and transition is by cumulative catch-up adjustment. The Company will adopt SFAS 143 on January 1, 2003 and adoption will change the Company’s current accounting for reclamation.  Due to the significant number of mines that the Company operates and the extensive amount of information that must be reviewed and estimates that must be made to assess the effects of the standard, the impact of adoption of SFAS 143 on the Company’s financial position or results of operations has not yet been determined.

(3)	Inventories

Inventories are comprised of:

$ in thousands	September 30, 2002	December 31, 2001

Coal	$162,097	$132,267
Other	23,468	23,526

	$185,565	$155,793

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(4)	Property, Plant and Equipment

Net Property, Plant and Equipment is comprised of:

$ in thousands	September 30, 2002	December 31, 2001

Property, Plant and Equipment, at cost	$2,838,492	$2,751,026
Accumulated depreciation, depletion and amortization	(1,254,490)	(1,131,328)

	$1,584,002	$1,619,698

During the third quarter of 2002, the Company purchased the Holston mining operations, from Pittston Coal Company.  These assets, valued at approximately $11.0 million, included the Holston room and pillar mine and the preparation plant, among other assets.  Total consideration paid by the Company was $6.2 million in cash, plus assumed liabilities of approximately $4.8 million.

During the third quarter of 2002, the Company recorded a charge in the amount of $13.2 million (pre-tax) related to the write off of capitalized development costs at certain idled mines, which include the Pegs Branch mine, the Spring Branch mine, and the Ruby Energy mine. This charge is included in depreciation, depletion and amortization for the three months and nine months ended September 30, 2002.

During the third quarter, the Pegs Branch mine of the Sidney resource group was closed.  Based on operating conditions experienced in the Pegs Branch mine a decision was made to forego mining the final section of reserves.  The mining equipment was moved to another mine location with more favorable reserve conditions. Unamortized development costs of approximately $1.7 million were written off as a result of the Pegs Branch mine closure.

The Spring Branch mine of the Stirrat resource group temporarily ceased mining in January of 2001 due in part to a lack of experienced mine personnel.  As part of the budget process for 2003, the mine, its reserves and its mining conditions were reassessed for future operating potential.  Management made the decision to permanently abandon this mine during the third quarter of 2002.  Unamortized development costs of approximately $2.3 million were written off in the third quarter as a result of the Spring Branch mine closure.

The Ruby Energy mine of the Delbarton resource group temporarily ceased operations in February of 2002 in reaction to market demand for steam coal by utilities. During the third quarter of 2002, as part of the 2003 budget process, Company management decided that a section of the mine that crossed under a creek would not be utilized in future mining plans.  Unamortized development costs related to this section of the mine of approximately $9.2 million were written off in the third quarter related to the Ruby Energy mine closure.  Other areas of the mine are expected to be mined in accordance with the mine plans as approved by management.

(5)	Debt

The Company had $275.4 million of short-term debt as of September 30, 2002, of which, $275.0 million consisted of borrowings under the revolving credit facilities. At September 30, 2002 the weighted average interest rate under the credit facilities was approximately 2.85 percent.  The Company has $150 million 364-day and $250 million 3-year revolving credit facilities.  The $150 million 364-day facility has been renewed through November 26, 2002, and prior to expiration, the facility allows for the conversion of outstanding obligations at the termination date to a term loan for a one-year period.  The $250 million 3-year revolving credit facility expires November 29, 2003.  The Company is currently negotiating with the participant banks to obtain a 364-day extension of the 364-day facility.   Borrowings under these facilities bear interest based on (i) the London Interbank Offer Rate (LIBOR) plus a margin, which is based on our credit rating as determined by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Service (“S&P”), (ii) the Base Rate (as defined in the facility agreements), and (iii) the Competitive Bid rate (as defined in the facility agreements).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The revolving credit facilities contain financial covenants requiring us to maintain various financial ratios. Failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on us. The financial covenants consist of a maximum leverage ratio, a minimum interest coverage ratio, and a minimum net worth test. The leverage ratio requires that the ratio of our total indebtedness at the end of any quarter to our adjusted EBITDA for the four quarters then ended not exceed a specific amount. The interest coverage ratio requires that the ratio of our adjusted EBITDA to our interest expense for the four quarters then ended not be less than a specified amount. The net worth test requires that we maintain net worth of not less than a specified amount. We were in compliance with these covenants at September 30, 2002.

In determining EBITDA as defined in the debt agreements for use in computing the leverage ratio, the Company has excluded certain items, including the $25.6 million reserve relative to the Harman litigation described in Note 8.  The Company believes that the exclusion of such items is appropriate and has notified the lenders’ Administrative Agent of this exclusion.  If the accrual for the Harman litigation were to be included in the EBITDA calculation and no further adjustments were made, the Company would still be in compliance with the covenant at September 30, 2002.  For further detail on the financial covenants, see Section 5.07 of the Credit Agreement and the Amendment to Credit Agreement, which are included as Exhibits 10.1 and 10.2, respectively, to the Company’s Form 10-K for the fiscal year ended October 31, 2001.

The Company had $300.0 million of long-term debt as of September 30, 2002, which consisted entirely of 6.95 percent Senior Notes (the “Notes”) due March 1, 2007.  The Notes were issued in March 1997 at a discount, for aggregate proceeds of $296.7 million.  Interest is payable semiannually on March 1 and September 1 of each year, commencing September 1, 1997.  The Notes are redeemable in whole or in part, at the option of the Company at any time at a redemption price equal to the greater of  (i) 100 percent of the principal amount of the Notes or (ii) as determined by a Quotation Agent as defined in the offering prospectus.

In early May 2002, Moody’s and S&P downgraded our credit ratings.  These ratings actions effectively prevented us from accessing the commercial paper market due to the restrictive investment policy credit guidelines of potential commercial paper investors and caused us to draw on the credit facilities for short-term financing needs.  On August 2, 2002, S&P downgraded Massey’s long-term debt rating from BBB to BBB-, with a stable outlook.  (See Note 10 for additional credit rating actions that occurred subsequent to September 30, 2002.)

The Company had $6.6 million in outstanding letters of credit as of September 30, 2002.

(6)	Earnings Per Share

The number of shares used to calculate basic loss per share for the three months and nine months ended September 30, 2002 and 2001 is based on the weighted average outstanding shares of Massey Energy during the respective periods. The number of shares used to calculate diluted earnings (loss) per share is based on the number of shares used to calculate basic earnings (loss) per share plus the dilutive effect of stock options and other stock-based instruments held by Massey employees each period.  However, in accordance with accounting principles generally accepted in the United States, the effect of dilutive securities was excluded from the calculation of the diluted loss per common share in the three months and nine months ended September 30, 2002 and 2001, as such inclusion would result in antidilution.

The computations for basic and diluted loss per share are based on the following per share information:

	Three Months Ended September 30,		Nine Months Ended September 30,

In thousands	2002	2001	2002	2001

Average shares of common stock outstanding:
Basic	74,468	73,988	74,421	73,783
Effect of stock options/restricted stock	—	—	—	—

Diluted	74,468	73,988	74,421	73,783

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(7)	Appalachian Synfuel, LLC

On March 15, 2001 and May 9, 2002, the Company, in a two-part transaction, sold substantially all of its interest in Appalachian Synfuel, LLC, retaining all inventory and receivables as of March 15, 2001 and a one percent interest in future operating profits and losses. The Company received cash of $7.2 million, a recourse promissory note for $34.6 million that will be paid through December, 2007 in quarterly installments of $1.9 million including interest, and a contingent promissory note that is paid quarterly based on a percentage of the Section 29 credit dollars earned by Appalachian Synfuel, LLC.  Additional gains from the contingent promissory note will be recognized as earned.

Deferred gains of $25.3 million and $11.4 million as of September 30, 2002 and December 31, 2001, respectively, are included in other noncurrent liabilities to be recognized ratably through 2007.

Marfork Coal Company, Inc., a subsidiary of the Company, manages the Appalachian Synfuel facility under an operating agreement.

(8)	Other Items Affecting Net Income

During the second quarter of 2002, the Company recorded a charge in the amount of $25.6 million (pre-tax) related to an adverse jury verdict in the West Virginia Harman Mining Corporation action, which was rendered on August 1, 2002  (see Note 9 for further discussion).  This charge is included in cost of sales for the nine months ended September 30, 2002.

During the first quarter of 2002, the Company reduced its bad debt reserves for receivables from two large bankrupt customers, Enron Corp., based on a reassessment of our total exposure, and Wheeling Pittsburgh Steel, due to a long-term repayment agreement.  This positive adjustment of $5.5 million (pre-tax) is reflected in selling, general and administrative expense for the first nine months of 2002.

Income from contract buyout payments from several customers of $5.6 million and $18.0 million (pre-tax) is included in Other Revenue for the three months and nine months ended September 30, 2002, respectively.   Included in the $18.0 million in the first nine months of 2002, is $5.1 million received from one large customer in the first quarter of 2002.

A refund for the settlement of a state tax dispute in the amount of $2.4 million, net of federal tax, was recorded in the first quarter of 2002 and is included in income tax benefit for the first nine months of 2002.

During the third quarter of 2001, management decided to move a longwall from the Jerry Fork mine of the Nicholas Energy resource group to another location with better mining conditions.  As a result, unamortized longwall panel development costs of $7.6 million (pre-tax) at the Jerry Fork mine were written off.  This charge is reflected in cost of sales for the three months and nine months ended September 30, 2001.

A $3.0 million and $9.5 million (pre-tax) refund related to black lung excise taxes paid on coal export sales tonnage is also included in cost of sales for the three months and nine months ended September 30, 2001, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(9)	Contingencies and Commitments

Harman Mining Corporation and certain of its affiliates (collectively “Harman”) instituted two civil actions against Massey or its present or former subsidiaries. In June 1998, Harman filed a breach of contract action against Wellmore Coal Corporation (“Wellmore”), a former Massey subsidiary, in Buchanan County, Virginia, Circuit Court. Harman claimed that Wellmore breached a coal supply agreement, pursuant to which Harman sold coal to Wellmore, by declaring a force majeure event and reducing the amount of coal to be purchased from Harman.  Wellmore claimed force majeure when its major customer was forced to close its Pittsburgh coke plant due to regulatory action.  On August 24, 2000, a jury found that Wellmore had breached its contract and awarded Harman $6 million in damages.  The Company recorded a $5.4 million charge in its fourth fiscal quarter of 2000 related to the jury verdict.  Massey’s subsidiary, Knox Creek Coal Corporation, assumed the defense of this action under the terms of the stock purchase agreement by which it sold the stock of Wellmore and, on August 6, 2001, filed a petition for appeal of the adverse determination on liability and damages to the Supreme Court of Virginia.  Massey’s appeal to the Supreme Court of Virginia from a judgment entered on the jury verdict was dismissed on September 13, 2002 on technical grounds. On November 2, 2002, the Supreme Court of Virginia denied a petition for rehearing.  On November 12, 2002, Massey paid Harman $6.0 million plus post-judgment interest of approximately $1.2 million, in full satisfaction of the judgment.

Additionally, Harman and its sole shareholder, Hugh Caperton, filed a separate action against Massey and certain subsidiaries in Boone County, West Virginia, Circuit Court, alleging that Massey and its subsidiaries tortiously interfered with Harman’s contract with Wellmore and, as a result, caused Harman to go out of business.  On August 1, 2002, the jury in the case awarded the plaintiffs $50 million in compensatory and punitive damages. The Company recorded a $25.6 million charge in the second quarter of 2002 related to this jury verdict.  Massey is vigorously pursuing post-judgment remedies, and a hearing on various motions filed in the trial court will be held on December 11, 2002.  Massey will appeal to the West Virginia Supreme Court of Appeals, if necessary.  As of September 30, 2002, the Company had accrued a liability of $31.0 million, excluding interest, which the Company believes is a fair estimate of the eventual total payout relating to both the Virginia and West Virginia actions.  After the payment of the Virginia verdict, the remaining accrual is $25.0 million.

The release of slurry following the partial impoundment failure at Massey’s Martin County Coal Corporation subsidiary (“MCCC”) on October 11, 2000 caused the destruction of the raw coal beltline feeding the preparation plant. In addition, the slurry impoundment was closed following the release by order of regulatory authorities. As a result, coal could not be processed through the MCCC preparation plant. Due to this, and certain other events, the Company was unable to deliver a portion of the coal under its contracts with Duke Energy Corporation. Among other defenses, we have asserted that our inability to perform our obligations under the contracts should be excused by reason of force majeure.  Each of the Company’s contracts with Duke Energy includes a force majeure provision that allows the Company to suspend performance of its obligations under the contract due to an occurrence of an event beyond its reasonable control, without its fault or negligence, that wholly or partially delays or prevents the mining, preparing, loading or delivering of coal. The Company believes that the force majeure definition encompasses the impoundment failure at MCCC and other events that resulted in the Company’s inability to fully perform its obligations under the contracts with Duke Energy. On December 14, 2001, Duke Energy made a demand for arbitration, disputing our claim that an event of force majeure had occurred and claiming $20.5 million in damages.  Through information provided during the discovery process, Duke Energy has reduced the amount of damages claimed to $10.6 million.  The arbitration hearing is scheduled to begin on December 9, 2002.

On January 14, 2002, the West Virginia Division of Environmental Protection (“WVDEP”) entered an order finding a pattern of violations relating to water quality and suspending operations on Marfork Coal Company, Inc.’s refuse impoundment permit for 14 days.  Marfork obtained a stay of enforcement of the order pending appeal to the Surface Mine Board, which heard the appeal, and on June 27, 2002, reduced the suspension to nine days.  Marfork appealed the Surface Mine Board decision to the circuit court and the suspension has been temporarily stayed pending the circuit court’s decision.

On April 22, 2002, WVDEP entered an order finding a pattern of violations relating to water quality and suspending Massey’s Independence Coal Company subsidiary’s (1) preparation plant permit for 16 days, (2) Jake Gore coal refuse impoundment permit for 12 days and (3) Justice longwall permit for seven days. The suspensions were appealed to the Surface Mine Board.  On September 13, 2002, the Surface Mine Board reduced the preparation plant permit suspension to 12 days and overturned the suspensions related to the Jake Gore coal refuse impoundment and the Justice longwall permits.  Independence appealed the suspension of the preparation plant permit to the Circuit Court of Boone County, West Virginia, and the suspension has been temporarily stayed pending the circuit court’s decision.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

On April 16, 2002, Appalachian Power Company, a subsidiary of American Electric Power, filed suit against the Company in the Franklin County, Ohio Court of Common Pleas.  The suit alleges that the Company improperly claimed force majeure with respect to a tonnage shortfall under its agreements with Appalachian Power in 2000 and 2001.  The complaint also alleged that the Company’s claim of force majeure constituted fraud, and sought to recover profits made by the Company on sales to other customers of the coal Appalachian Power claims should have been delivered to it.  However, by order entered July 25, 2002, the Court dismissed this fraud claim.  Among other defenses, the Company has asserted that its failure to deliver a portion of the coal required by its contract with Appalachian Power resulted from the impoundment failure at MCCC and certain other events.  The Company’s contract with Appalachian Power includes a force majeure provision that exempts the Company from liability for failure to perform its obligations under the contract due to an occurrence of an event beyond its reasonable control.  The Company believes that the force majeure definition encompasses the impoundment failure at MCCC and other events that resulted in the Company’s inability to fully perform it obligations under its contract with Appalachian Power.  The Company intends to defend the claims vigorously.  The case is in the discovery stage.

On August 5, 2002, a shareholder derivative complaint was filed in the Boone County, West Virginia, Circuit Court naming as defendants the Company, each of the Company’s directors (including Don L. Blankenship, Chairman, President and Chief Executive Officer), James L. Gardner, Executive Vice President and Chief Administrative Officer, Jeffrey M. Jarosinski, Vice President – Finance and Chief Financial Officer, Madeleine M. Curle, Vice President – Human Relations, and Bennett K. Hatfield, former Executive Vice President and Chief Operating Officer.  The complaint alleges (i) breach of fiduciary duties against all of the defendants for refusing to cause the Company to comply with environmental, labor and securities laws, and (ii) improper insider trading by Don L. Blankenship, Jeffrey M. Jarosinski, Madeleine M. Curle, and Bennett K. Hatfield.  The Company and the other defendants removed the case to Federal District Court in Charleston, West Virginia.  The plaintiffs have filed a notice seeking to remand this case to state court, which the defendants will oppose.  Also, motions to dismiss have been filed on behalf of all defendants.  A hearing date on these motions has not yet been set.  The Company intends to vigorously pursue defense of this case.

On February 2, 2001, approximately 160 residents of the Town of Sylvester, West Virginia, filed suit in the Circuit Court of Boone County, West Virginia against the Company and its subsidiary, Elk Run Coal Company, Inc., alleging that Elk Run’s operations create noise, light and dust constituting a nuisance and causing damage to the community and seeking to recover compensatory and punitive damages.  The case is set for trial by jury beginning December 2, 2002.  The Company’s insurer has defended the case on the Company’s behalf, and the Company anticipates that any damages awarded at trial should be covered by insurance. However, the Company’s insurer has reserved its rights, claiming that, among other things, the pollution and other exclusions in the policy preclude coverage for bodily injury or property damage and that fines, penalties and punitive damages are expressly excluded.

Five of the Company’s subsidiaries have been named in 17 separate complaints filed in Boone, Fayette, Kanawha, McDowell, Mercer, Raleigh and Wyoming Counties, West Virginia. These cases collectively include numerous plaintiffs who filed suit on behalf of themselves and others similarly situated, seeking damages for property damage and personal injuries arising out of flooding that occurred in southern West Virginia in July of 2001. The plaintiffs have sued coal, timber, railroad and land companies under the theory that mining, construction of haul roads and removal of timber caused natural surface waters to be diverted and interrupted in an unnatural way, thereby causing damage to the plaintiffs. The West Virginia Supreme Court has ruled that these cases, including several additional flood damage cases not involving the Company’s subsidiaries, be handled pursuant to the Court’s Mass Litigation rules. As a result of this ruling, the cases have been transferred to the Circuit Court of Raleigh County in West Virginia to be handled by a panel consisting of three circuit court judges. They will, among other things, determine whether the individual cases should be consolidated or returned to their original circuit courts. While the outcome of this litigation is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, we believe this matter will be resolved without a material adverse effect on our financial condition or results of operations.

(10)	Subsequent Events

On October 2, 2002, Moody’s announced a downgrade of Massey’s senior unsecured debt rating to Ba1 from Baa3, citing concerns about continuing operating difficulties and higher production costs experienced by Massey. The senior unsecured debt of Massey remains under review for possible further downgrade, dependent on the final structure of any new credit facility.

On October 17, 2002, S&P placed Massey’s 6.95% Senior Notes credit rating of BBB- on CreditWatch with negative implications based on concerns about the renegotiation of the credit facility.

Subsequent to September 30, 2002, the Company purchased in open market transactions, an aggregate of $7.3 million of its 6.95 percent Senior Notes at an aggregate purchase price of $5.4 million. This transaction will be reflected in the Company’s consolidated financial statements in the fourth quarter of 2002.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes and the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 and Quarterly Reports on Form 10-Q for the periods ending December 31, 2001 (transitional report), March 31, 2002 and June 30, 2002.  Unless otherwise noted herein, all references to third quarter of 2001 in the following discussion shall refer to the three months ended September 30, 2001.

FORWARD-LOOKING INFORMATION

     From time to time, we make certain comments and disclosures in reports and statements, including this report or statements made by our officers or directors, which may be forward-looking in nature. Examples include statements related to our growth, the adequacy of funds to service debt and our opinions about trends and factors that may impact future operating results. These forward-looking statements could also involve, among other things, statements regarding our intent, belief or expectation with respect to (i) our results of operations and financial condition, (ii) the consummation of acquisition, disposition or financing transactions and the effect thereof on our business, and (iii) our plans and objectives for future operations and expansion or consolidation.

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

     We wish to caution readers that forward-looking statements, including disclosures, which use words such as we “believe,” “anticipate,” “expect,” “estimate” and similar statements, are subject to certain risks and uncertainties, which could cause actual results of operations to differ materially from expectations. Any forward-looking statements should be considered in context with the various disclosures made by us about our businesses, including without limitation the risk factors more specifically described in Item 1. Business, under the heading “Business Risks”, in our Annual Report on Form 10-K for its fiscal year ended October 31, 2001.  Our filings are available publicly under the Investor Relations page of Massey’s website, www.masseyenergyco.com, and upon request from Massey’s Investor Relations Department: (866) 814-6512.  We disclaim any intent or obligation to update our forward-looking statements.

RESULTS OF OPERATIONS

Three months ended September 30, 2002 compared with the three months ended September 30, 2001.

     For the three months ended September 30, 2002, net sales increased 12 percent to $343.2 million in 2002 compared with $306.7 million for the three months ended September 30, 2001. Two factors that impacted net sales for the third quarter of 2002 compared to the third quarter of 2001 were:

•	The volume of tons sold increased 2 percent from 10.7 million tons to 10.9 million tons, attributable to an increase in utility tons sold of 8 percent; and

•

The average per ton sales price for coal increased 10 percent from $28.66 per ton to $31.57 per ton consisting of increases of 16, 7, and 2 percent of the prices for utility, metallurgical and industrial coal, respectively.

     Realized prices for our tonnage sold in the third quarter of 2002 reflect some of the improvement in the market during 2001, as spot market prices of Central Appalachian coal increased to 20-year highs, and we were able to obtain sales commitments at relatively higher prices.  However, demand for coal remained weak during the third quarter of 2002, due to the lack of growth in the economy, soft steel demand and the higher stockpiles built by utilities due to the unusually mild weather that prevailed in the Eastern United States during the winter.

     Other revenue, which consists of royalties, rentals, coal handling facility fees, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract buyout payments, and miscellaneous income, increased to $19.9 million for the third quarter of 2002 from $12.1 million for the third quarter of 2001.  The increase was primarily due to contract buyout payments from several customers in the third quarter of 2002 of approximately $5.6 million, as well as increased earnings related to the operation of Appalachian Synfuel, LLC.

     Cost of sales increased approximately 7 percent to $283.1 million for the third quarter of 2002 from $264.8 million for the third quarter of 2001.  Cost of sales on a per ton of coal sold basis increased by 7 percent in the third quarter of 2002 compared with the third quarter of 2001.  These increases were due to lower productivity at several of our longwall and surface mining operations, and higher wage levels.  Cost of sales for the third quarter of 2001 includes a charge of $7.6 million (pre-tax) related to the write-off of longwall panel development costs at the Jerry Fork longwall mine, partially offset by a $3.0 million (pre-tax) refund related to black lung excise taxes paid on coal export sales tonnage.  Tons produced in the third quarter of 2002 were 10.7 million compared to 11.4 million in the third quarter of 2001.

     Depreciation, depletion and amortization increased by approximately 36 percent to $64.1 million in the third quarter of 2002 compared to $47.0 million for the third quarter of 2001.  The increase of $17.1 million was primarily due to a $13.2 million (pre-tax) write-off of mine development costs at certain idled mines in 2002, as well as increased capital expenditures made in recent years in an effort to increase production.

     Selling, general and administrative expenses were $8.9 million for the third quarter of 2002 compared to $4.7 million for the third quarter of 2001.  The increase was primarily attributable to stock related accruals associated with long-term executive compensation programs in 2001 and increases in costs of legal and other professional services in 2002.

     Earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”), was $71.1 million for the third quarter of 2002 compared to $49.3 million for the third quarter of 2001.

     Interest income increased to $1.2 million for the third quarter of 2002 compared with $0.6 million for the third quarter of 2001.  This increase is due to increased interest income in 2002 relating to the Appalachian Synfuel recourse promissory note.  (See Note 7 of the Notes to the Condensed Consolidated Financial Statements for further discussion.)

     Interest expense increased to $9.9 million for the third quarter of 2002 compared with $8.3 million for the third quarter of 2001. The higher interest expense was primarily due to interest of $1.2 million related to the dismissal of appeal in the Virginia Harman Mining Corporation action in the third quarter of 2002.  (See Note 9 of the Notes to the Condensed Consolidated Financial Statements for further discussion.)

     Income tax benefit was $0.6 million for the third quarter of 2002 compared with income tax benefit of $1.6 million for the third quarter of 2001. This reflects the decrease in the loss before taxes in the three months ended September 30, 2002 compared to the loss before taxes for the same three-month period ended September 30, 2001.

Nine months ended September 30, 2002 compared with the nine months ended September 30, 2001.

     For the nine months ended September 30, 2002, net sales increased 8 percent to $997.6 million in 2002 compared with $924.4 million for the nine months ended September 30, 2001. Two factors that impacted net sales for the first nine months of 2002 compared to the first nine months of 2001 were:

•	The volume of tons sold decreased 5 percent from 33.5 million tons to 31.7 million tons, attributable to a reduction in metallurgical and industrial tons sold of 17 and 12 percent, respectively; and

•

The average per ton sales price for coal increased 14 percent from $27.61 per ton to $31.47 per ton consisting of increases of 16, 14, and 15 percent of the prices for utility, metallurgical and industrial coal, respectively.

     Realized prices for our tonnage sold in the first nine months of 2002 reflected the improvement seen in the market during 2001, as spot market prices of Central Appalachian coal increased to 20-year highs, and we were able to obtain sales commitments at relatively higher prices.  However, during the first nine months of 2002 the soft economic environment, weak steel demand and unusually mild weather during the winter significantly reduced demand for all grades of coal.

     Other revenue, which consists of royalties, rentals, coal handling facility fees, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract buyout payments, and miscellaneous income, increased to $55.0 million for the first nine months of 2002 from $33.4 million for the first nine months of 2001.  The increase was primarily due to contract buyout payments from several customers in 2002 of approximately $18.0 million, which includes $5.1 million from one large customer, as well as increased earnings related to the operation of Appalachian Synfuel, LLC.

     Cost of sales increased approximately 12 percent to $877.7 million for the first nine months of 2002 from $781.7 million for the first nine months of 2001.  Cost of sales on a per ton of coal sold basis increased by 18 percent in the first nine months of 2002 compared with the first nine months of 2001.  These increases were due to a charge taken in the second quarter of 2002 in the amount of $25.6 million (pre-tax) related to an adverse jury verdict in the West Virginia Harman Mining Corporation action, as well as the reduction in tons sold, lower productivity at several of our longwall and surface mining operations, and higher wage levels. During 2001, we increased staffing levels in order to increase production.  However, due to the market weakness, we reduced total workforce during the first quarter of 2002 by approximately 7 percent and idled 15 continuous miner sections. Cost of sales for the first nine months of 2001 includes a charge of $7.6 million (pre-tax) related to the write-off of longwall panel development costs at the Jerry Fork longwall mine, partially offset by a $9.5 million (pre-tax) refund related to black lung excise taxes paid on coal export sales tonnage.  Tons produced in the first nine months of 2002 were 33.5 million compared to 34.7 million in the first nine months of 2001.

     Depreciation, depletion and amortization increased by approximately 17 percent to $161.0 million in the first nine months of 2002 compared to $137.2 million for the first nine months of 2001.  The increase of $23.8 million was primarily due to a $13.2 million (pre-tax) write-off of mine development costs at certain idled mines in 2002, as well as increased capital expenditures made in recent years in an effort to increase production.

     Selling, general and administrative expenses were $24.2 million for the first nine months of 2002 compared to $23.2 million for the first nine months of 2001.  The increase was primarily attributable to increases in accruals related to long-term executive compensation programs and costs of legal services, offset by reductions in bad debt reserves for receivables from two large bankrupt customers, Enron Corp. and Wheeling Pittsburgh Steel, totaling $5.5 million (pre-tax) during the first quarter of 2002.

     Earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”), was $150.7 million for the first nine months of 2002 compared to $152.8 million for the first nine months of 2001.

     Interest income decreased to $2.9 million for the first nine months of 2002 compared with $5.6 million for the first nine months of 2001.  This decrease is due to $3.2 million (pre-tax) of interest income in the first nine months of 2001 for interest due on the black lung excise tax refund.

     Interest expense decreased to $26.4 million for the first nine months of 2002 compared with $27.8 million for the first nine months of 2001. The lower interest expense was primarily due to the decrease in interest rates in the short-term debt markets, as seen in our weighted average rates for short-term debt of 2.85 percent at September 30, 2002 compared to 3.63 percent at September 30, 2001.

     Income tax benefit was $14.2 million for the first nine months of 2002 compared with income tax benefit of $2.1 million for the first nine months of 2001. This reflects a refund in the first nine months of 2002 for the settlement of a state tax dispute in the amount of $2.4 million, net of federal tax, as well as the increase in the loss before taxes in the nine months ended September 30, 2002 compared to the loss before taxes for the same nine-month period ended September 30, 2001.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of results that can be expected for the full year.  Please refer to the Critical Accounting Estimates and Assumptions of the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of the Quarterly Report on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002, for a discussion of our critical accounting estimates and assumptions.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002 our available liquidity was $140.5 million, including cash and cash equivalents of $15.5 million and $125.0 million from our revolving credit facilities.  We had $275.4 million of short-term debt as of June 30, 2002, of which, $275.0 million consisted of borrowings under the revolving credit facilities.  On November 30, 2000, the date of the Spin-Off, we entered into $150 million 364-day and $250 million 3-year revolving credit facilities, which have been guaranteed by A. T. Massey.  The $150 million 364-day facility expires on November 26, 2002 and, prior to expiration, the facility allows for the conversion of outstanding obligations at the termination date to a term loan for a one-year period.  The $250 million 3-year revolving credit facility expires November 29, 2003.  Borrowings under these facilities bear interest based on (i) the London Interbank Offer Rate (LIBOR) plus a margin, which is based on our credit rating as determined by Moody’s and S&P, national rating agencies, (ii) the Base Rate (as defined in the facility agreements), and (iii) the Competitive Bid rate (as defined in the facility agreements).  Additionally, the Company has available a $500 million debt shelf registration filed with the Securities and Exchange Commission (the “SEC”) in March 1999, all of which remains unused. Prior to the spin-off, Fluor Corporation filed the debt shelf registration. An updated filing with the SEC would be required to issue debt under this shelf registration.

     The revolving credit facilities contain financial covenants requiring us to maintain various financial ratios. Failure by us to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on us. The financial covenants consist of a maximum leverage ratio, a minimum interest coverage ratio, and a minimum net worth test. The leverage ratio requires that the ratio of our total indebtedness at the end of any quarter to our adjusted EBITDA for the four quarters then ended not exceed a specific amount. The interest coverage ratio requires that the ratio of our adjusted EBITDA to our interest expense for the four quarters then ended not be less than a specified amount. The net worth test requires that we maintain net worth of not less than a specified amount. We were in compliance with these covenants at September 30, 2002.  The total debt-to-book capitalization ratio was 41.2 percent at September 30, 2002.

     In determining EBITDA as defined in the debt agreements for use in computing the leverage ratio, the Company has excluded certain items, including the $25.6 million reserve relative to the Harman litigation described in Note 9.  The Company believes that the exclusion of such items is appropriate and has notified the lenders’ Administrative Agent of this exclusion.  If the accrual for the Harman litigation were to be included in the EBITDA calculation and no further adjustments were made, the Company would still be in compliance with the covenant at September 30, 2002.   For further detail on the financial covenants, see Section 5.07 of the Credit Agreement and the Amendment to Credit Agreement, which are included as Exhibits 10.1 and 10.2, respectively, to the Company’s Form 10-K for the fiscal year ended October 31, 2001.

     The Company had $300.0 million of long-term debt as of September 30, 2002, which consisted entirely of 6.95 percent Senior Notes (the “Notes”) due March 1, 2007.  The Notes were issued in March 1997 at a discount, for aggregate proceeds of $296.7 million.  Interest is payable semiannually on March 1 and September 1 of each year, commencing September 1, 1997.  The Notes are redeemable in whole or in part, at the option of the Company at any time at a redemption price equal to the greater of  (i) 100 percent of the principal amount of the Notes or (ii) as determined by a Quotation Agent as defined in the offering prospectus.

     Cash flow provided by operating activities was $120.3 million and $186.7 million for the first nine months of 2002 and 2001, respectively. Cash provided by operating activities reflects net earnings adjusted for non-cash charges and changes in working capital requirements.

     Net cash utilized by investing activities was $115.1 million and $186.5 million for the first nine months of 2002 and 2001, respectively. The cash used in investing activities reflects capital expenditures in the amount of $122.0 million and $191.6 million for the first nine months of 2002 and 2001, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, and projects to improve the efficiency of mining operations.  In addition to the cash spent on capital expenditures, during first nine months of 2002, we leased, through operating leases, $10.6 million of mining equipment (primarily surface) compared to $48.9 million for the first nine months of 2001. Additionally, the first nine months of 2002 and 2001 included $6.9 million and $5.1 million, respectively, of proceeds provided by the sale of assets.

     Financing activities primarily reflect changes in short term financing for the first nine months of 2002 and 2001, as well as the exercising of stock options.  Net cash provided (utilized) by financing activities was $4.8 million and ($0.6) million for the first six months of 2002 and 2001, respectively.

     We have historically funded our operations, working capital requirements and capital expenditures through a combination of cash flow from operations and borrowings from the commercial paper market.  In early May 2002, Moody’s and S&P downgraded our credit ratings.  These ratings actions have effectively prevented us from accessing the commercial paper market for our short-term funding needs due to the restrictive investment policy credit guidelines of potential commercial paper investors.  As a result, we are relying on borrowings under our revolving credit facilities, which bear interest at higher rates than our commercial paper, for our short-term liquidity needs. We believe that cash generated from operations and borrowings, which we expect to be available from our credit facilities, will be sufficient to meet our debt service, capital expenditures and working capital requirements for the foreseeable future.  Our $150 million 364-day facility expires on November 26, 2002, however, the facility allows for the conversion of outstanding obligations at the termination date to a term loan for a one-year period.  We are negotiating with our banks a possible extension of the $150 million portion of our existing credit facility.  In the alternative, we will exercise our contractual right to term out that portion of the facility for an additional year.  As of September 30, 2002, the Company had $6.6 million in outstanding letters of credit.

     The following is a summary of our significant obligations as of September 30, 2002:

	Payments Due by Years

In thousands	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years

Long-term debt	$300,000	$—	$—	$300,000	$—
Operating lease obligations	207,173	57,512	98,601	47,269	3,791

Total obligations	$507,173	$57,512	$98,601	$347,269	$3,791

     Additionally, we have noncurrent liabilities relating to other post-employment benefits, work related injuries and illnesses, and mine reclamation and closure. As of September 30, 2002, payments related to these items are estimated to be:

Payments Due by Years (In thousands)

Within 1 Year	2 – 3 Years	4 – 5 Years

$30,275	$56,246	$63,257

     Our determination of these noncurrent liabilities is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year.  In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.  Moreover, in particular, for periods after 2002, our estimates may change from the amounts included in the table, and may change significantly, if our assumptions change to reflect changing conditions.  These assumptions are discussed in the notes to our consolidated financial statements, included in our Form 10-K for the fiscal year ended October 31, 2001, and in the Critical Accounting Estimates and Assumptions of the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our quarterly reports on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002.

INFLATION

     Inflation did not have a material impact on our results of operations for the periods presented.

NEW ACCOUNTING STANDARDS

     On August 15, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). The standard requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred.  When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset.  Over, time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  To settle the liability, the obligation is paid, and to the extent there is difference between the liability and the amount of cash paid, a gain or loss upon settlement is incurred. This statement is effective for fiscal years beginning after June 15, 2002 and transition is by cumulative catch-up adjustment. The Company will adopt SFAS 143 on January 1, 2003 and adoption will change the Company’s current accounting for reclamation.  Due to the significant number of mines that the Company operates and the extensive amount of information that must be reviewed and estimates that must be made to assess the effects of the standard, the impact of adoption of SFAS 143 on the Company’s financial position or results of operations has not yet been determined.

OUTLOOK

     Given the weak market conditions that prevailed throughout the first nine months of 2002, our current sales forecast for 2002 is 43 million tons, compared to 43.7 million tons sold in the fiscal year 2001.  Virtually all of this tonnage is committed for 2002, with contract prices at significantly higher rates than in fiscal 2001.  Assuming normal winter conditions, coal demand is expected to accelerate later in 2002 or in the early part of 2003.  Supply constraint and production declines by producers throughout Central Appalachia should support future coal prices.  Massey currently anticipates selling 43 to 47 million tons in 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

     Our interest expense is sensitive to changes in the general level of interest rates in the United States. At September 30, 2002, we had outstanding $300 million aggregate principal amount of long-term debt under fixed-rate instruments; however, our primary exposure to market risk for changes in interest rates relates to our short-term debt financing. At September 30, 2002, we had $275.0 million outstanding under the revolving credit facilities. At September 30, 2002 the weighted average interest rate under the credit facilities was approximately 2.85 percent.  Based on the short-term debt balance outstanding at September 30, 2002, a 100 basis point increase in the average issuance rate for our borrowings would increase our annual interest expense by approximately $2.8 million.

    We manage our commodity price risk through the use of long-term coal supply agreements, which are contracts with a term of greater than 12 months, rather than through the use of derivative instruments. For our fiscal year ended October 31, 2001, approximately 92% of our coal sales volume was pursuant to long-term contracts. Virtually all of our planned production for calendar year 2002 has been committed and priced. The prices for coal shipped under long-term contracts may be below the current market price for similar type of coal at any given time. As a consequence of the substantial volume of its sales which are subject to these long-term agreements, the Company has less coal available with which to capitalize on stronger coal prices if and when they arise. In addition, because long-term contracts typically allow the customer to elect volume flexibility, the Company’s ability to realize the higher prices that may be available in the spot market may be restricted when customers elect to purchase higher volumes under such contracts, or the Company’s exposure to market-based pricing may be increased should customers elect to purchase fewer tons.

     Almost all of our transactions are denominated in U.S. dollars, and, as a result, we do not have material exposure to currency exchange-rate risks.

     We have not engaged in any interest rate, foreign currency exchange rate or commodity price-hedging transactions.

ITEM 4.  CONTROLS AND PROCEDURES

     Massey management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect these controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The following describes material developments in legal proceedings affecting us, as previously described in Item 3, “Legal Proceedings,” in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001, and Quarterly Reports on Form 10-Q for the periods ending December 31, 2001 (transitional report), March 31, 2002, and June 30, 2002 as they relate to the fiscal quarter ended September 30, 2002.

Shareholder Derivative Suit

     The Company previously reported a shareholder derivative complaint was filed on August 5, 2002 in the Boone County, West Virginia, Circuit Court alleging (i) breach of fiduciary duties and (ii) improper insider trading.  Please see Note 9 of the Notes to the Condensed Consolidated Financial Statements for additional details and the current status of the case.

Harman Litigation

     The Company previously reported a jury verdict against it of $50 million in compensatory and punitive damages in certain litigation in Boone County, West Virginia, Circuit Court, in which Harman Mining Corporation and certain of its affiliates (collectively “Harman”), and Harman’s sole shareholder, Hugh Caperton, alleged that Massey and certain of its subsidiaries tortiously interfered with Harman’s coal supply contract with Wellmore Coal Corporation (a former Massey subsidiary) and caused Harman to go out of business. Please see Note 9 of the Notes to the Condensed Consolidated Financial Statements for additional details and the current status of the case.

     As previously reported, a jury verdict of $6 million in the Buchanan County, Virginia, Circuit Court, was rendered against the Company on August 24, 2000 in a breach of contract action brought by Harman Mining Corporation and affiliates, in connection with Massey’s claim of force majeure under a coal purchase agreement between Harman and a former subsidiary of Massey. Please see Note 9 of the Notes to the Condensed Consolidated Financial Statements for additional details and the current status of the case.

Duke Energy Arbitration

     As previously reported, on December 14, 2001, Duke Energy made a demand for arbitration, disputing our claim that an event of force majeure had occurred and claiming damages.  Please see Note 9 of the Notes to the Condensed Consolidated Financial Statements for additional details and the current status of the case.

Show Cause Proceedings

     On April 22, 2002, the West Virginia Division of Environmental Protection (“WVDEP”) entered an order finding a pattern of violations relating to water quality and suspending Massey’s Independence Coal Company subsidiary’s (1) preparation plant permit for 16 days, (2) Jake Gore coal refuse impoundment permit for 12 days and (3) Justice longwall permit for seven days.  The suspensions were appealed to the Surface Mine Board.  On September 13, 2002, the Surface Mine Board reduced the preparation plant permit suspension to 12 days and overturned the suspensions related to the Jake Gore coal refuse impoundment and the Justice longwall permits.  Independence appealed the suspension of the preparation plant permit to the Circuit Court of Boone County, West Virginia, and the suspension has been temporarily stayed pending the circuit court’s decision.

     On April 29, 2002, WVDEP issued an order to Massey’s Majestic Mining, Inc. subsidiary to show cause why its permit for an underground mine, which has been inactive since 1988, should not be suspended or revoked due to an alleged pattern of violations relating to water quality.  A hearing to show cause scheduled for November 4, 2002 has been postponed.

     On August 7, 2002, WVDEP issued an order to Massey’s Green Valley Coal Company subsidiary to show cause why its permit for an active refuse disposal area should not be suspended or revoked.  Green Valley has requested a hearing to show cause, but a hearing has not yet been scheduled.

     On September 24, 2002, WVDEP issued an order to Massey’s Bandmill Coal Corporation subsidiary to show cause why its permit for an inactive surface mine should not be suspended or revoked.  Bandmill has requested a hearing to show cause, but a hearing has not yet been scheduled.

     On October 29, 2002 WVDEP issued an order to Massey’s Bandmill Coal Company subsidiary to show cause why its permit for its refuse area should not be suspended or revoked due to an alleged pattern of violations relating primarily to water quality.  Bandmill will request a hearing to show cause.

     On October 29, 2002 WVDEP issued an order to Massey’s Alex Energy, Inc. subsidiary to show cause why its permit for a surface mine that has completed mining and is undergoing reclamation should not be suspended or revoked due to an alleged pattern of violations relating primarily to water quality.  Alex Energy will request a hearing to show cause.

     On October 29, 2002 WVDEP issued an order to Massey’s Independence Coal Company subsidiary to show cause why its permit for its Twilight Surface Mine should not be suspended or revoked due to an alleged pattern of violations.  Independence will request a hearing to show cause.

     Under these show cause orders, if a pattern of violations is found and determined to have been caused by the willful or negligent conduct of the Company under the surface mining laws, its surface mining permits may be either suspended or revoked.  Historically, the remedy of revocation and bond forfeiture has been reserved for operations that do not have the financial ability to continue operations and conduct reclamation.  The remedy of permit revocation and bond forfeiture is used to obtain the operator’s reclamation bond in order to achieve reclamation.  Given the Company’s financial position, the Company believes that its permits are not in jeopardy of revocation under these show cause proceedings.

     The potential impact on operations from a permit suspension in the show cause proceedings varies.  For example, the operations affected by the show cause proceedings related to the Majestic Mining underground mine and the Bandmill and Alex Energy surface mines are inactive; therefore, a suspension at those operations would not impact earnings.  At the Independence preparation plant and Twilight surface mine, and the Green Valley and Bandmill refuse disposal operations, suspensions could impact earnings to the extent that downtime cannot be offset by increases in production and/or coal sales at other times or at other operations.  The impact of suspensions at these operations could also vary depending on when the suspensions are served.  For example, suspensions served over weekends or during scheduled maintenance periods would have lesser impacts.  We do not believe the impact of the suspensions is likely to be material.

     The Company has reviewed environmental compliance procedures and is implementing an environmental management system at each of its operations.  These environmental management systems are designed to achieve compliance with environmental regulations and continuing improvement in environmental performance.

Other

     On August 30, 2002, misdemeanor informations were filed in the United States District Court for the Southern District of West Virginia charging Massey’s Independence and Omar subsidiary operations had negligently violated the Clean Water Act.  A plea hearing is scheduled for December 16, 2002.  The Company expects this matter will be resolved without a material adverse effect on the financial condition or results of operations of the Company.

     On October 8, 2002, the rupture of a pipe at Massey’s Bandmill Coal Company subsidiary, caused the discharge of coal slurry into Rum Creek and the Guyandotte River in Logan County, West Virginia.  WVDEP has indicated that Bandmill could face up to $85,500 in fines in connection with the coal slurry discharge.  No lawsuits have been filed in connection with this matter.

     In addition, the Company and its subsidiaries, incident to their normal business activities, are parties to a number of other legal and regulatory proceedings in various stages of development.  While the Company cannot predict the outcome of these proceedings, based on management assessment of the facts now known to the Company, assuming the reasonableness of any ultimate outcome (which, in our opinion, was not reflected in the jury award in the Harman case), and also assuming reasonable coverage decisions by the Company’s insurance carriers, the Company does not believe that any liability arising from these proceedings individually or in the aggregate should have a material adverse affect upon the consolidated financial position, cash flows or results of operations of the Company.

ITEM 5.  OTHER INFORMATION

a)

On August 21, 2001, the Kentuckians for the Commonwealth, an environmental group, sued the U.S. Army Corps of Engineers in Federal District Court in Charleston, West Virginia, alleging that the Corps of Engineers lacks the authority under its regulations pursuant to the Clean Water Act to issue permits for valley fills in the waters of the United States. While neither the Company nor its subsidiaries is a party to this litigation, virtually all mining operations (including ours) utilize valley fills to dispose of excess materials mined during coal production.

The U. S. Environmental Protection Agency (the “EPA”) and the Corps of Engineers published a rule on May 9, 2002 designed to clarify that the Corps of Engineers has the authority to issue permits for valley fills in the waters of the United States.  However, on May 8, 2002, prior to the rule being published, the court in this litigation entered an order holding that the Corps of Engineers is prohibited by the Clean Water Act from issuing permits for valley fills in waters of the United States and holding that the EPA and the Corps of Engineers are without authority under the Clean Water Act to issue any rule giving the Corps of Engineers such authority.  The order enjoins the Corps of Engineers from issuing any permits for valley fills in waters of the United States.  The Corps of Engineers and industry intervenors moved for a stay of the ruling pending an appeal; the District Court denied the motion for stay on June 17, 2002.  The Corps of Engineers and industry intervenors have appealed the order to the Fourth Circuit Federal Court of Appeals.

The Corps of Engineers is reportedly analyzing how the District Court’s order applies to the numerous valley fills already authorized by the Corps.  Under the Clean Water Act, the Corps is empowered to issue “nationwide” permits for specific categories of filling activity that are determined to have minimal environmental adverse effects.   Valley fills have historically been authorized under a permit designated as Nationwide Permit 21.   In February 2002, Nationwide Permit 21 was re-issued, with a one-year grace period allowing existing filling activities to continue under the prior Nationwide Permit 21 until February 11, 2003.  Most valley fills in the industry will not be completed prior to February 11, 2003 and reportedly the Corps is currently analyzing: (1) whether existing valley fills are actually subject to the February 11, 2003 deadline; (2) whether the Corps can grant extensions to the deadline; and (3) whether the District Court order prohibits the Corps from granting authorizations to continue these fills under the new 2002 Nationwide Permit. It is impossible at this time to predict whether, when or how the Corps will decide these issues and, therefore, how the Company may be impacted.  It is likewise impossible to predict impacts to the Company because it is currently unclear whether any prohibition on filling after February 11, 2003 would apply only to the extension of existing fills into undisturbed waters or, more broadly, to the addition of fill material to already existing valley fills.  Either scenario would, absent relief from the Fourth Circuit, severely curtail surface mining production in the industry, with the latter scenario causing a production decline more quickly.  It is not possible at this time to determine how an industry decline in surface mining production would impact the prices paid for the coal from the Company’s underground production.  If the Corps determines that there will be a prohibition on filling after February 11, 2003, the industry will likely seek a stay from the Fourth Circuit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)	Exhibits.

	99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY

(Registrant)

Date: November 14, 2002	/s/ J. M. JAROSINSKI

J. M. Jarosinski, Vice President - Finance and Chief Financial Officer

/s/ E. B. TOLBERT

E. B. Tolbert, Controller

CERTIFICATIONS

I, Jeffrey M. Jarosinski, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Massey Energy Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ J. M. JAROSINSKI

J. M. Jarosinski Vice President – Finance and Chief Financial Officer

CERTIFICATIONS

I, Don L. Blankenship, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Massey Energy Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ D. L. BLANKENSHIP

D. L. Blankenship President, Chairman and Chief Executive Officer