Form 10-K/A
period 2001-10-31
MASSEY ENERGY CO
filed 2003-03-31
CIK 37748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No. 2

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The aggregate market value of the registrant's voting stock held by non-affiliates was $1,550,160,567.70 on December 31, 2001 based upon the volume weighted average sales price of the registrant's Common Stock.

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

                                Explanatory Note

     This Amendment No. 2 to the Annual Report on Form 10-K of Massey Energy Company for the fiscal year ended October 31, 2001, is being filed to make certain changes as agreed to in discussions with the Securities and Exchange Commission in connection with its review and comment on our reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934. This Amendment No. 2 amends and restates Items 1, 2, 3 and 4 of Part I, Items 5, 6, 7 and 8 of Part II and Item 10 of Part III of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2001, as filed by the Registrant on January 29, 2002.

The principal changes include amendments to financial information and disclosures to:

(1) Restate financial statements to retroactively adopt and apply a service period approach as described in Statement of Financial Accounting Standards (SFAS) No. 106, Employers Accounting for Postretirement Benefits other than Pensions and as allowed by Statement of Financial Accounting Standards (SFAS) No. 112 Employers' Accounting for Postemployment Benefits to the Company's obligations with respect to coal workers' pneumoconiosis (black lung). Previously, the Company utilized a different actuarial approach, which has been determined to be not in accordance with GAAP.

        This accounting policy change has been implemented effective November 1, 1994, the first date under which the Company was required to implement SFAS No. 112.

        Trust assets previously offset against the Company's black lung liability have been reclassified to other current assets and accounted for under SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities.

        The restatement (change in black lung expense net of realized gains on reclassified trust assets) changes net income in each year presented as follows: decrease of $0.9 million in fiscal 1999, decrease of $0.3 million in fiscal 2000, and an increase of $1.4 million in fiscal 2001. The cumulative impact (for November 1, 1994 through October 31, 2001) of this correction as measured by the change in retained earnings (in Shareholders Equity) as of October 31, 2001 is zero (prior period income and expense amounts offset). Additional balance sheet changes as of October 31, 2001 include: an increase in Black Lung liability (in Other Non-Current Liabilities) of $2.4 million, and an increase in investments held for resale (in Prepaid Expenses and Other Current Assets) of $2.4 million

        Black lung disclosures in Note 5 to the Consolidated Financial Statements have also been revised as appropriate.

(2) Restate 2002 financial statements to recognize a $6.9 million charge related to the settlement of claims for delinquent workers' compensation premiums as a subsequent event. This amount was recognized previously in the two-month transition period ended December 31, 2001. The balance sheet was changed as of October 31, 2001 by an increase of $2.4 million in the accrued legal services account (in Other Current Liabilities) and by an increase of $4.5 million in the accrued potential litigation account (in Other Non-Current Liabilities) to reflect this correction of an error.

(3) Restate 2002 financial statements to recognize a $2.5 million charge in connection with a wrongful employee discharge lawsuit as a subsequent event. This amount was recognized previously in the two-month transition period ended December 31, 2001. The balance sheet was changed as of October 31, 2001 by an increase of $2.5 million in the accrued potential litigation account (in Other Non-Current Liabilities) to reflect this correction of an error.

(4) Restate Statements of Shareholders' Equity to push back assumed shares outstanding to all previous periods presented. The balance sheet was changed as of October 31, 2000 by an increase of $45.9 million in Common Stock and a decrease of $45.9 million in Net Investment by Fluor Corporation to reflect 73.5 million shares of common stock outstanding (the number of shares outstanding on the date of the Spin-Off).

(5) Restate coal reserves in Item 1 (Mining Operations) and Item 2 (Coal Reserves) to reflect an "as received" moisture factor of 6.5% which results in an overall increase in reserve tonnage from 2.1 billion tons to
      2.3 billion tons. As required under Industry Guide 7, this has been reflected in all tables referencing coal reserves.

     Information included in the original report on Form 10-K has not been amended by this Form 10-K/A to reflect any information or events subsequent to the filing of the original Annual Report on Form 10-K. Except as otherwise indicated, use of words used herein such as "to date," "current" or "currently" and "present" or "presently" shall refer to the time frame in which the original annual report on Form 10-K for the fiscal year ended October 31, 2001 was filed.

     From time to time, Massey Energy Company ("Massey" or the "Company") makes certain comments and disclosures in reports and statements, including this report, or statements made by its officers, which may be forward-looking in nature. Examples include statements related to Company growth, the adequacy of funds to service debt and the Company's opinions about trends and factors which may impact future operating results. These forward-looking statements could also involve, among other things, statements regarding the Company's intent, belief or expectation with respect to (i) the Company's results of operations and financial condition, (ii) the consummation of acquisition, disposition or financing transactions and the effect thereof on the Company's business, and
(iii) the Company's plans and objectives for future operations and expansion or consolidation.

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

     In the Energy Ventures Analysis ranking of coal companies by 2001 revenue, Massey is the fifth largest coal company in the United States, and the largest in the Central Appalachian region. Massey produces, processes and sells bituminous, low sulfur coal of steam and metallurgical grades through its eighteen processing and shipping centers, called "resource groups," many of which receive coal from multiple coal mines. Massey currently operates 37 underground mines (four of which employ both room and pillar and longwall mining) and 14 surface mines (with six highwall miners in operation) in West Virginia, Kentucky and Virginia. Its steam coal is primarily purchased by utilities and industrial clients as fuel for power plants. Its metallurgical coal is used primarily to make coke for use in the manufacture of steel.

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

     The United States is the second largest coal producer in the world, exceeded only by China. Other leading coal producers include India, South Africa, and Australia. The United States is the largest holder of coal reserves in the world, with over 250 years supply at current production rates. U.S. coal reserves are more plentiful than oil or natural gas, with coal representing approximately 76% of the nation's fossil fuel reserves according to Energy Ventures Analysis. Total coal reserves are estimated by utilizing the demonstrated coal reserve tonnage reported by the Department of Energy and projecting the probable heat value (Btu per pound) of that tonnage compared to the heat value of other fossil fuel energy resources.

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

          End Use               Tons (millions)                     % of Total
          -------               ---------------                     ----------
Electrical generation                     1,007                             86%
Industrial users                             66                              6%
Exports                                      64                              6%
Steel making                                 27                              2%
Residential & commercial                      5                             --%
                                          -----                            ----
Total                                     1,169                            100%
                                          =====                            ===

     Coal has long been favored as an electrical generating fuel because of its basic economic advantage. The largest cost component in electrical generation is fuel. This fuel cost is typically lower for coal than competing fuels such as oil and natural gas. RDI estimated the average total production costs of electricity-using coal and competing generation alternatives in 2001 as follows:

Electrical Generation Type            Cost per million Kilowatt Hours
--------------------------            -------------------------------
   Natural Gas                                 $  6.103
   Oil                                         $  5.480
   Other (solar, wind, etc.)                   $  3.503
   Nuclear                                     $  1.749
   Coal                                        $  1.690
   Hydroelectric                               $  0.464

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

     There are factors other than fuel cost that influence each utility's choice of electrical generation mode, including facility construction cost, access to fuel transportation infrastructure, environmental restrictions, and other factors. The breakdown of U.S. electrical generation by fuel source in 2001, as estimated by RDI, is as follows:

Electrical Generation Source                    % of Total Electrical Generation
----------------------------                    --------------------------------
         Coal                                                54%
         Nuclear                                             20%
         Natural Gas                                         15%
         Hydro                                                8%
         Oil                                                  2%
         Other                                                1%
         -----                                              ----
         Total                                              100%
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

     Neither Massey nor any of its subsidiaries is affiliated with RDI or Energy Ventures Analysis.

Mining Methods

     Massey produces coal using four distinct mining methods: underground room and pillar, underground longwall, surface and highwall mining, which are explained as follows:.

     In the underground room and pillar method of mining, continuous miners cut three to seven entries into the coal bed and connect them by driving crosscuts, leaving a series of rectangular pillars, or columns of coal, to help support the mine roof and control the flow of air. Generally, openings are driven 20 feet wide and the pillars are up to 100 feet wide. As mining advances, a grid-like pattern of entries and pillars is formed. When mining advances to the end of a panel, retreat mining may begin. In retreat mining, as much coal as feasible is mined from the pillars that were created in advancing the panel, allowing the roof to cave. When retreat mining is completed to the mouth of the panel, the mined panel is abandoned.

     In longwall mining, a shearer (cutting head) moves back and forth across a panel of coal typically about 1000 feet in width. The cut coal falls onto a flexible conveyor for removal. Longwall mining is performed under hydraulic roof supports (shields) that are advanced as the seam is cut. The roof in the mined out areas falls as the shields advance.

     Surface mining is used when coal is found close to the surface. This method involves the removal of overburden (earth and rock covering the coal) with heavy earth moving equipment and explosives, loading out the coal, replacing the overburden and topsoil after the coal has been excavated and reestablishing vegetation and plant life.

     Highwall mining is used in connection with surface mining. A highwall mining system consists of a remotely controlled continuous miner, which extracts coal and conveys it via augers or belt conveyors to the surface. The cut is typically a rectangular, horizontal opening in the highwall (the unexcavated face of exposed overburden and coal in a surface mine) 11-feet wide and reaching depths of up to 1000 feet. Multiple, parallel openings are driven into the highwall, separated by narrow pillars that extend the full depth of the hole.

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

                             Massey Resource Groups

                                                                                                                              Year
Resource Group Name         Location      2001 Production(1)   2001 Shipments     Coal Quality           Reserves        Established
-------------------         --------      ------------------   --------------     ------------           --------        -----------
                                           (000's of Tons)      (000's of Tons)                      (000's of Tons)(2)
Delbarton               Mingo County, WV              3,274              2,179 Low Sulfur Utility           296,000            1999
                                                                               Low Sulfur Industrial
Eagle Energy            Boone County, WV                  0                192 High Vol Met                       0            1996
Elk Run                 Boone County, WV              5,057              6,775 High Vol Met                 137,000            1978
                                                                               Low Sulfur Utility
                                                                               Low Sulfur Industrial
Green Valley            Nicholas County, WV             728                736 High Vol Met                  11,000            1996
                                                                               Low Sulfur Utility
                                                                               Low Sulfur Industrial
Independence            Boone County, WV              5,530              3,422 High Vol Met                  59,000            1994
                                                                               Low Sulfur Utility
                                                                               Low Sulfur Industrial
Knox Creek              Tazewell County, VA             525                528 High Vol Met                  59,000            1997
                                                                               Low Sulfur Utility
                                                                               Low Sulfur Industrial
Logan County            Logan County, WV              3,319              3,412 Low Sulfur Utility            94,000            1998
                                                                               Low Sulfur Industrial
Long Fork               Pike County, KY                   0              1,779 Low Sulfur Utility             5,000            1991
                                                                               Low Sulfur Industrial
Marfork                 Raleigh County, WV            3,817              6,015 High Vol Met                  78,000            1993
                                                                               Low Sulfur Utility
                                                                               Low Sulfur Industrial
Martin County           Martin County, KY             3,061              2,420 Low Sulfur Utility            51,000            1969
                                                                               Low Sulfur Industrial
New Ridge               Pike County, KY                   0              1,608 Low Sulfur Utility                 0            1992
                                                                               Low Sulfur Industrial
Nicholas Energy         Nicholas County, WV           4,696              4,581 High Vol Met                 116,000            1997
                                                                               Low Sulfur Utility
                                                                               Low Sulfur Industrial
Omar                    Boone County, WV                  0              1,567 Low Sulfur Utility            36,000            1954
                                                                               Low Sulfur Industrial
Performance             Raleigh County, WV            3,382              1,649 High Vol Met                  44,000            1994
Progress                Boone County, WV              3,549              1,320 Low Sulfur Utility            95,000            1998
                                                                               Low Sulfur Industrial
Rawl                    Mingo County, WV              1,995              2,170 High Vol Met                 116,000            1974
                                                                               Low Sulfur Utility
                                                                               Low Sulfur Industrial
Sidney                  Pike County, KY               6,117              2,856 Low Sulfur Utility           172,000            1984
                                                                               Low Sulfur Industrial
Stirrat                 Logan County, WV                  0                371 High Vol Met                   5,000            1993
                                                                               Low Sulfur Utility
                                                                               Low Sulfur Industrial
Other/Unassigned        N/A                             N/A                167 N/A                          899,000             N/A
                                                     ------             ------                            ---------
  Total                                              45,050             43,747                            2,273,000
                                                     ======             ======                            =========

(1) For purposes of this table, coal production has been allocated to the Resource Group where the coal is mined, rather than the Resource Group where the coal is processed and shipped. Several Massey Resource Groups provide processing and rail shipping services for coal mined at other nearby Massey operations.
(2) Reserves allocated to individual mining complexes include both assigned reserves and unassigned reserves that are accessible from the established operations. Reserve information reflects a moisture factor of 6.5%. This moisture factor represents the average moisture present on the Company's delivered coal.

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

     Martin County. Production at the Martin County complex comes from two underground mines, a four-unit surface mine and one highwall miner unit. Approximately 70% of the production from the surface mine is saleable without processing and is shipped to customers at the Ohio/Big Sandy river docks via truck. The balance of the surface mined coal and all of the coal from the highwall miner and the underground mines is processed before going to market. Martin County's preparation plant, with a throughput capacity of 1500 tons per hour, was restarted in April 2001 after having been idled because of the failure of the coal waste impoundment on October 11, 2000. See Item 3. Legal Proceedings for further discussion on the impoundment failure. All coal processed through the preparation plant is shipped via the Norfolk Southern railway in unit trains of up to 125 railcars.

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

Other Related Operations

     Massey has other related operations and activities in addition to its normal coal production and sales business. The following business activities are included in this category:

     Appalachian Synfuel Plant: On March 15, 2001, Massey sold a substantial interest in Appalachian Synfuel, LLC ("Appalachian Synfuel"). See Note 13 to the Consolidated Financial Statements for further discussion on the sale. Appalachian Synfuel owns a synthetic fuel manufacturing facility operated by Massey's Marfork resource group and located adjacent to the Marfork complex in Boone County, West Virginia. This facility converts coal products to synthetic fuel and has operated since June 1998. Appalachian Synfuel has obtained a private letter ruling from the IRS that provides that production from this synfuel facility qualifies the owner for tax credits pursuant to Section 29 of the Code. Synthetic fuel sales by Appalachian Synfuel during fiscal year 2001 were 434,056 tons.

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

     During the fiscal year ended October 31, 2001, Massey sold 43.7 million tons of produced coal for total produced coal revenue of $1.2 billion. The breakdown of produced tons sold by market served was 60% utility, 30% metallurgical and 10% industrial. Sales were concluded with over 125 customers. Export shipments (including Canada) represented approximately 20% of 2001 tonnage sold. Massey's 2001 export shipments serviced customers in 10 countries across North America, South America, Europe and Asia. Almost all sales are made in U.S. dollars, which eliminates foreign currency risk.

     The Company has established several contractual arrangements with customers wherein services other than coal supply are provided on an ongoing basis. Such other services include coal handling and coal consignment services. Examples of such arrangements, none of which is considered to be material, include:

     o The Westvaco CHF and the Eastman CHS (described above). The Company derives less than 1% of its total revenue through the coal handling services it provides in connection with the Westvaco CHF arrangement. The Company receives a $/mmBtu price for providing all of the coal and the transportation and handling of the coal to the Westvaco CHF. The Company will derive less than 1% of its total revenue through the Eastman CHS arrangement when the facility is operational (expected in September 2002). The Company will receive coal handling, facility maintenance and facility lease fees at the Eastman CHS.

     o At two large steel companies, one synthetic fiber manufacturer and one tobacco processing plant, a Massey subsidiary coordinates shipment of coal to the customer's stockpile, maintains ownership of the coal inventory on site and sells tonnage to the customer as it is consumed, the point at which title to the coal is transferred to the purchaser.

     Other services of the type described herein are provided periodically in response to the current needs of each individual customer.

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

Customers and Coal Contracts

     Massey has coal supply commitments with a wide range of electric utilities, steel manufacturers, industrial customers and energy traders and brokers. The majority of Massey's customers purchase coal for terms of one year or longer, but Massey also supplies coal on a spot basis for some of its customers. Massey's biggest customer, Duke Energy, accounted for 11% of Massey's fiscal year 2001 produced coal revenue. Massey has been serving this customer for over thirty years and has agreements in place to continue to supply coal through June 2003.

     Massey has contracts to supply coal to energy trading and brokering companies under which those companies sell such coal to the ultimate users. One of Massey's energy trading and brokering customers, Enron Corp., filed for bankruptcy protection in December 2001 and Massey has reserved $7.5 million in connection with that bankruptcy.

     As the largest supplier of metallurgical coal to the American steel industry, Massey is subject to being adversely affected by any decline in the financial condition or production volume of American steel producers. Recently, American steel producers have experienced a substantial decline in the prices received for their products, due at least in part to a heavy volume of foreign steel imported into this country. As a result, several large American producers filed for bankruptcy protection, including two substantial customers of Massey:
Wheeling-Pittsburgh Steel Corporation, accounting for approximately 2% of the Company's produced coal revenue in fiscal year 2001, which filed for bankruptcy protection in late 2000, and Bethlehem Steel Corporation, accounting for approximately 3% of the Company's produced coal revenue in fiscal year 2001, which filed for bankruptcy protection in mid-2001. In addition, Algoma Steel, Inc., a Canadian steel producer and a customer of Massey, filed for bankruptcy protection under Canadian law. Sales to Algoma accounted for approximately 3% of the Company's produced coal revenue in fiscal year 2001. Further deterioration in conditions in the steel industry could reduce the demand for Massey's metallurgical coal and impact the collectibility of Massey's accounts receivable from steel industry customers. Since Massey's metallurgical grade coal can also be marketed as a high-Btu steam coal for use by utilities, a decline in the metallurgical market could result in coal being switched from the metallurgical market to the utility market.

     As is customary in the coal industry, Massey continually enters into long-term contracts (exceeding one year in duration) with many of its customers. These arrangements allow customers to secure a supply for their future needs and provide Massey with greater predictability of sales volume and sales prices. As of January 28, 2002, the Company had approximately 86% of its fiscal year 2002 planned production committed under long-term arrangements. For the fiscal year ended October 31, 2001, approximately 92% of our produced coal sales volume was pursuant to long-term contracts. The Company believes that in fiscal 2002, the percentage of produced coal sales pursuant to long-term arrangements will be comparable with the percentage of produced coal sales for 2001.

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

Environmental, Safety and Health Matters

     Massey is subject to federal, state and local laws and regulations relating to environmental protection and plant and mine safety and health, including but not limited to the federal Surface Mining Control and Reclamation Act of 1977; Occupational Safety and Health Act; Mine Safety and Health Act of 1977; Water Pollution Control Act, as amended by the Clean Water Act; the Clean Air Act; Black Lung Benefits Revenue Act of 1977; and Black Lung Benefits Reform Act of 1977. Massey is rarely subject to permitting or enforcement under the Resource Conservation and Recovery Act ("RCRA") or the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and does not consider the effects of those statutes on its operations to be material for purposes of disclosure. Additional disclosure regarding the Clean Air Act and the Clean Water Act is found later in this section and under the "Business Risks" subsections entitled "The Clean Air Act affects Massey's customers and could influence their purchasing decisions" and "Massey is subject to the Clean Water Act which imposes monitoring and reporting obligations". Additional disclosure concerning black lung benefits is found under the "Business Risks" subsection entitled "Governmental regulations increase Massey's costs and may discourage customers from buying Massey's coal."

     The Surface Mining Control and Reclamation Act, which is administered by the Office of Surface Mining Reclamation and Enforcement, establishes mining, environmental protection and reclamation standards for all aspects of surface mining as well as many aspects of deep mining. The Surface Mining Control and Reclamation Act and similar state statutes require, among other things, the restoration of mined property in accordance with specified standards and an approved reclamation plan. In addition, the Abandoned Mine Land Fund, which is part of the Surface Mining Control and Reclamation Act, imposes a fee on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The maximum tax is $0.35 per ton on surface-mined coal and $0.15 per ton on deep-mined coal. A mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. Mine operators must receive permits and permit renewals for surface mining operations from the Office of Surface Mining Reclamation and Enforcement or, where state regulatory agencies have adopted federally approved state programs under the Act, the appropriate state regulatory authority. The Company accrues for reclamation and mine-closing liabilities. It accrues for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharge as coal is mined, on a unit-of-production basis over the proven and probable reserves as defined in Industry Guide 7.

     Massey's operations are principally regulated under surface mining permits issued pursuant to the Surface Mining Control and Reclamation Act and state counterpart laws. Such permits are issued for terms of five years with the right of successive renewal. Massey currently has over 400 surface mining permits. In conjunction with the surface mining permits, most operations hold National Pollutant Discharge Elimination System permits pursuant to the Clean Water Act and state counterpart water pollution control laws for the discharge of pollutants to waters. These permits are issued for terms of five years and also are renewed in conjunction with the surface mining permit renewals. Additionally, the federal Clean Water Act requires permits for operations that fill waters of the United States. Valley fills and refuse impoundments are typically authorized under Nationwide Permits that are revised and renewed periodically by the U.S. Corps of Engineers. Additionally, certain surface mines and preparation plants have permits issued pursuant to the Clean Air Act and state counterpart clean air laws allowing and controlling the discharge of air pollutants. These permits are primarily permits allowing initial construction (not operation) and they do not have expiration dates.

     Massey believes it has obtained all the permits required for its current operations under the Surface Mining Control and Reclamation Act, the Clean Water Act and the Clean Air Act and corresponding state laws. Massey believes that it is in compliance in all material respects with such permits, and routinely corrects in a timely fashion violations of which it receives notice in the normal course of operations. The expiration dates of the permits are largely immaterial as the law provides for a right of successive renewal. The cost of obtaining surface mining, clean water and air permits can vary widely depending on the scientific and technical demonstrations that must be made to obtain the permits. However, the cost of obtaining a permit is rarely more than $500,000 and of obtaining a renewal is rarely more than $5,000.

     On October 20, 1999, the United States District Court for the Southern District of West Virginia ("District Court") issued an injunction against the West Virginia Division of Environmental Protection ("WVDEP") prohibiting it from issuing permits for the construction of valley fills over both intermittent and perennial stream segments as part of mining operations. While Massey is not a party to this litigation, virtually all mining operations (including those of Massey) utilize valley fills to dispose of excess materials mined during coal production. On April 24, 2001, the Fourth Circuit Court of Appeals overruled the district court, finding that the 11th Amendment to the U.S. Constitution barred the suit against WVDEP in Federal Court. On July 13, 2001, the Fourth Circuit Court of Appeals denied the plaintiffs' petition for rehearing. In October 2001, the plaintiffs appealed the Fourth Circuit decision to the U.S. Supreme Court. On January 22, 2002, the U.S. Supreme Court refused to hear the appeal. Accordingly, challenges to WVDEP's enforcement of its mining program cannot be maintained in federal court. However, challenges may be raised in state court against WVDEP or in federal court against the federal Office of Surface Mining ("OSM"), the agency that oversees state regulation of surface mining. If and to the extent state courts rule that the WVDEP is prohibited from issuing permits for the construction of valley fills or federal courts rule that OSM is compelled to impose such a prohibition on WVDEP, all or a portion of Massey's mining operations could be affected if legislation is not passed which limits the impact of such a ruling. Because of the uncertainties of the outcomes of the valley fill cases, Massey cannot estimate the potential or expected impact on our operations. We are not aware of any attempts to revoke our current valley fill permits.

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

     The Clean Air Act and corresponding state laws extensively regulate emissions into the air of particulate matter and other substances, including sulfur dioxide, nitrogen oxides and mercury. Although these regulations apply directly to impose certain requirements for the permitting and operation of Massey's mining facilities, by far their greatest impact on Massey and the coal industry generally is the effect of emission limitations on utilities and other Massey customers. The Environmental Protection Agency (the "EPA") has imposed or attempted to impose tighter emission restrictions in a number of areas, some of which are currently subject to litigation. The general effect of such tighter restrictions could be to reduce demand for coal. In July 1997, the EPA adopted new, more stringent National Ambient Air Quality Standards for very fine particulate matter and ozone. As a result, some states will be required to change their existing implementation plans to attain and maintain compliance with the new air quality standards. Massey's mining operations and electric generating customers are likely to be directly affected when the revisions to the air quality standards are implemented by the states. State and federal regulations relating to implementation of the new air quality standards may adversely affect the market for Massey's coal with its utility customers. The extent of the potential direct impact of the new air quality standards on the coal industry will depend on the policies and control strategies associated with the state implementation process under the Clean Air Act, but could have a material adverse effect on Massey's financial condition and results of operations. The Court of Appeals for the District of Columbia issued an opinion in May 1999 limiting the manner in which the EPA can enforce these standards. After a request by the federal government for a rehearing by the Court of Appeals was denied, the Supreme Court agreed in January 2000 to review the case. On February 27, 2001, the Supreme Court found in favor of the EPA in material part and remanded the case to the Court of Appeals. Implementation of the fine particulate National Ambient Air Quality Standards will occur, if at all, after the Court of Appeals disposes of any preserved challenges to the standards and the EPA develops a new implementation policy. The effect of this decision on Massey and its customers is unknown at this time.

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

   Coal prices are affected by a number of factors and may vary dramatically by region

     Coal prices are influenced by a number of factors and may vary dramatically by region. The two principal components of the price of coal are the price of coal at the mine, which is influenced by mine operating costs and coal quality, and the cost of transporting coal from the mine to the point of use. The cost of mining the coal is influenced by geologic characteristics such as seam thickness, overburden ratios and depth of underground reserves. Underground mining is generally more expensive than surface mining as a result of high capital costs, including costs for modern mining equipment and construction of extensive ventilation systems and higher labor costs due to lower productivity. Massey currently engages in four principal coal mining techniques: underground "room and pillar" mining, underground longwall mining, surface mining and highwall mining. Because underground longwall mining, surface mining and highwall mining are high-productivity, low-cost mining methods, it seeks to increase production from its use of these methods to the extent permissible and cost effective. The Company presently operates 37 active underground mines, including four longwall mines, and 14 active surface mines. For the 12-month period ended October 31, 2001, the Company's production originated 29% from surface mines, 7% from highwall miners, 18% from longwall underground mines, and 46% from other underground mines. In the event the valley fill litigation discussed above in "Environmental, Safety and Health Matters" is upheld, the cost of surface mining would be negatively impacted.

   Massey depends on continued demand from its customers

     Reduced demand from Massey's largest customers could have an adverse impact on Massey's ability to achieve its projected revenue. When Massey's contracts with its customers reach expiration, there can be no assurance that the customers either will extend or enter into new long-term contracts or, in the absence of long-term contracts, that they will continue to purchase the same amount of coal as they have in the past or on terms, including pricing terms, as favorable as under existing agreements.

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

     In addition, the United States Department of Labor issued a final rule, effective January 19, 2001, amending the regulations implementing federal black lung laws. The amendments give greater weight to the opinion of the claimant's treating physician, expand the definition of black lung disease and limit the amount of medical evidence that can be submitted by claimants and respondents. The amendments also alter administrative procedures for the adjudication of claims, which, according to the Department of Labor, result in streamlined procedures that are less formal, less adversarial and easier for participants to understand. These and other changes to the black lung regulations could potentially increase Massey's exposure to black lung benefits liabilities. The Company, with the help of its consulting actuaries, intends to monitor claims activity very closely and will modify the assumptions underlying the projection of its black lung liability should the results of such monitoring indicate it appropriate to do so. The National Mining Association challenged the amendments in the United States District Court for the District of Columbia. On August 9, 2001, the Court lifted a temporary injunction blocking the Labor Department's processing of black lung benefit claims after dismissing the National Mining Association's challenge to the amendments and upheld the new regulations. The National Mining Association has appealed this decision to the United States Court of Appeals for the District of Columbia Circuit.

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

Item 2.    Properties

     Operations of Massey and its subsidiaries are conducted in both owned and leased properties totaling approximately 900,000 acres in West Virginia, Kentucky, Virginia and Tennessee. In addition, certain owned or leased properties of Massey and its subsidiaries are leased or subleased to third party tenants. Massey's current practice is to obtain a title review from a licensed attorney prior to purchasing or leasing property. It generally has not obtained title insurance in connection with acquisitions of coal reserves. In many cases, property title is warranted by the seller or lessor. Separate title confirmation sometimes is not required when leasing reserves where mining has occurred previously. Massey and its subsidiaries currently own or lease the equipment that is utilized in their mining operations. The following table describes the location and general character of the major existing facilities, exclusive of mines, coal preparation plants and their adjoining offices.

Administrative Offices:
Richmond, Virginia             Owned         Massey Corporate Headquarters
Charleston, West Virginia      Leased        Massey Coal Services Headquarters

Coal Reserves

     Massey estimates that, as of October 31, 2001, it had total recoverable reserves of approximately 2.3 billion tons consisting of both proven and probable reserves. "Reserves" are defined by Securities and Exchange Commission Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

"Recoverable" reserves means coal that is economically recoverable using existing equipment and methods under federal and state laws currently in effect. Approximately 1.5 billion tons of Massey's reserves are classified as proven reserves. "Proven (Measured) Reserves" are defined by Securities and Exchange Commission Industry Guide 7 as reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. The remaining 0.8 billion tons of Massey's reserves are classified as probable reserves. "Probable Reserves" are defined by Securities and Exchange Commission Industry Guide 7 as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measure) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

     Information about Massey's reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by its internal engineers, geologists and finance associates. Reserve estimates are updated annually using geologic data taken from drill holes, adjacent mine workings, outcrop prospect openings and other sources. Coal tonnages are categorized according to coal quality, seam thickness, mineability and location relative to existing mines and infrastructure. In accordance with applicable industry standards, proven reserves are those for which reliable data points are spaced no more than 2,700 feet apart. Probable reserves are those for which reliable data points are spaced 2,700 feet to 7,900 feet apart. Further scrutiny is applied using geological criteria and other factors related to profitable extraction of the coal. These criteria include seam height, roof and floor conditions, yield and marketability.

     The following table provides proven and probable reserve data by state as of October 31, 2001, as follows:

                                      Tons                 % of Total
                               -----------------        -----------------
                                   (millions)
Southern West Virginia                     1,855                      82%
Eastern Kentucky                             326                      14
Southwestern Virginia                         64                       3
Southeastern Tennessee                        28                       1
                               -----------------        -----------------
Total                                      2,273                     100%
                               =================        =================

     When categorized by sulfur content, the reserve breakdown is as follows:

                                                 Tons            % of Total
                                           ---------------     ---------------
                                             (millions)
Sulfur Content
Compliance sulfur or less                            1,020                 45%
Greater than compliance and less than 1%               479                 21
Greater than 1% sulfur and less than 2%                763                 34
Greater than 2% sulfur                                  11                 --
                                           ---------------     ---------------
Total                                                2,273                100%
                                           ===============     ===============

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

                                          Tons                 % of Total
                                   -----------------        -----------------
                                       (millions)
Coal Type
High volatile metallurgical                      919                      40%
Low volatile metallurgical                       105                       5
Utility or industrial markets                  1,249                      55
                                   -----------------        -----------------
Total                                          2,273                     100%
                                   =================        =================

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

                                      Tons                 % of Total
                               -----------------        -----------------
                                   (millions)
Method of Reserve Control
Owned reserves                               318                      14%
Leased reserves                            1,955                      86
                               -----------------        -----------------
Total                                      2,273                     100%
                               =================        =================

     The average royalties for coal reserves from our producing properties (owned and leased) was approximately 3.9% of produced coal revenue for the year ended October 31, 2001.

     The following map shows the locations of Massey's properties:

                                     [MAP]

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

     WVDEP has also issued orders to various Massey subsidiaries ordering them to show cause why permits for those subsidiaries should not be suspended or revoked because of alleged patterns of violations relating to water quality. A pattern of violations can be found when there are two or more violations of a same or similar type within a 12-month period. The show cause orders set forth below typically involve between 3 and 5 violations in the alleged pattern. In particular, WVDEP has issued such orders to: (1) Green Valley Coal Company, on March 6, 2001for three notices of violation relating to effluent limits on a refuse area permit, and on August 21, 2001 for five notices of violation relating to effluent limits and the hydrologic balance on another refuse area permit; (2) Marfork Coal Company, on June 7, 2001 for seven notices of violation relating to effluent limits, the hydrologic balance and sediment control on its refuse area permit; (3) Independence Coal Company, on August 24, 2001for three notices of violation and three cessation orders relating to sediment control on its preparation plant permit, on August 29, 2001 for two notices of violation and one cessation order relating to effluent limits, refuse placement and sediment control on its preparation plant permit, and on September 19, 2001 for three notices of violation and one cessation order relating to drainage control on its Justice mine permit; and (4) Omar Mining Company, on October 5, 2001 for four notices of violation and two cessation orders relating to drainage control and effluent limits on its joint refuse area and preparation plant permit. Hearings for these subsidiaries to show cause why the permits should not be suspended or revoked were held for Marfork on October 25, 2001; Green Valley on June 14, 2001 and November 6, 2001; Independence on December 5-6, 2001; and Omar on January 22, 2002. In the event of an adverse determination, the affected permits could be suspended or revoked. If a permit is revoked, Massey and its subsidiaries could be prohibited from receiving additional permits. On January 2, 2002, WVDEP entered an order finding a pattern of violations and suspending Green Valley's above-referenced refuse area permits for three days. Green Valley obtained a stay of enforcement of the order pending appeal and filed an appeal of the order. On January 14, 2002, WVDEP entered an order finding a pattern of violations and suspending operations on Marfork's refuse impoundment permit for fourteen days. Marfork obtained a stay of enforcement of the order pending appeal and filed an appeal of the order. When the companies became aware of the alleged violations they were quickly remedied or abated. The companies are vigorously defending these enforcement actions.

     The potential impact on operations from a permit suspension in the show cause proceedings varies. For example, the Green Valley operations are not currently mining or processing coal; therefore, a suspension at those operations would not impact earnings. At the Independence, Omar and Marfork operations, suspensions could impact earnings to the extent that downtime cannot be offset by increases in production and/or coal sales at other times or at other operations. The impact of suspensions at these operations could also vary depending on when the suspensions are served. For example, suspensions served over weekends or during scheduled maintenance periods would have lesser impacts. We do not believe the impact of the suspensions is likely to be material. We have not accrued lost profits for any WVDEP show cause order detailed herein. We would expect lost profits with respect to all of the WVDEP show cause orders not to exceed $2 million. Historically, the remedy of revocation and bond forfeiture has been reserved for operations that do not have the financial ability to continue operations and conduct reclamation. The remedy of permit revocation and bond forfeiture is used to obtain the operator's reclamation bond in order to achieve reclamation. Given the Company's financial position, the Company believes that its permits are not in jeopardy of revocation. The cost of defending these matters is not material.

     If the affected Massey subsidiaries are unsuccessful in defending or reaching an acceptable resolution of these orders with the WVDEP, there is a possibility that a suspension of operations could have a significant affect on Massey's overall operations.

     Efforts to improve the Company's environmental performance include creating the Public and Environmental Policy Committee of the Company's Board of Directors on July 17, 2001. Subsequently, at the Committee's direction, the Company has initiated environmental audits, employed a former WVDEP expert to monitor the Company's environmental compliance, hired an impoundment compliance officer and begun changing pond sizes and drainage controls.

   Martin County Impoundment Discharge

     On October 11, 2000, a partial failure of Massey's Martin County Coal Corporation subsidiary's coal refuse impoundment released approximately 230 million gallons of coal slurry into adjacent underground mine workings. The slurry then discharged into two tributary streams of the Big Sandy River in eastern Kentucky. No one was injured in the discharge. Clean up efforts began immediately and are largely complete. The States of Kentucky and West Virginia have issued various notices of violation related to the discharge under state counterparts to the Surface Mining Control and Reclamation Act and the Clean Water Act and ordered remedial measures. Fines and penalties, which may not be covered by insurance, have not yet been assessed. The Company has begun informal discussions with various agencies with respect to the resolution of the notices of violation, including potential fines and penalties. On October 19, 2001, the Company agreed to pay $225,000 to the Kentucky Fish and Wildlife Service to settle statutory fish replacement claims.

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

     As of December 31, 2001, approximately $41.9 million of cleanup costs have been incurred, $32.5 million of which have been paid or reimbursed by insurance companies. Massey continues to seek insurance reimbursement of any and all covered costs, the majority of which are recorded as a receivable in the Company's financial statements.

     The following items are not included in the amount stated above for claims not yet paid:

         There are eight civil actions pending in Martin County, Kentucky, Circuit Court, and one pending in United States District Court, Eastern District of Kentucky, Pikeville Division, in which the plaintiffs seek various unquantified damages allegedly resulting from the October 11, 2000 incident.

          On June 26, 2001, the WVDEP filed a civil action against Martin County Coal in the Wayne County, West Virginia, Circuit Court alleging natural resources damages in West Virginia and alleged violations of law resulting from the impoundment discharge. Massey is defending this action vigorously and believes that it has numerous valid defenses to the claims.

         The Federal Mine Safety and Health Administration ("MSHA") issued various citations following the impoundment discharge, and assessed penalties totaling approximately $110,000. The Company has contested the violations and the penalty amount.

         By Agreed Order entered in 2001, the Company is obligated to reimburse the Federal Environmental Protection Agency ("EPA") its response costs incurred in connection with the impoundment discharge. The Company believes those response costs total approximately $2 million to date. The EPA has not asserted a claim for penalties.

The Company believes it has insurance coverage applicable to these items, at least with respect to costs other than governmental penalties, such as those assessed by MSHA, and punitive damages, if any. One of our carriers has stated that it believes its policy does not provide coverage for governmental penalties or punitive damages.

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

     Due to the Martin County impoundment discharge, flooding in July 2001 and other events that caused significant disruptions in coal production for which force majeure notices have been issued to customers, certain customers have complained about short falls in coal shipments. In one instance, a customer has demanded arbitration of its claim for damages allegedly caused by delayed coal shipments. Several customers have agreed to defer tonnage into calendar year 2002. The Company continues to seek to resolve customer complaints through similar arrangements. The impoundment failure at Martin County on October 11, 2000 caused the destruction of the raw coal beltline feeding the preparation plant and led to the immediate closure of the slurry impoundment by order of regulatory authorities. As a result, coal could not be processed through the Martin County preparation plant and the Company was unable to fully meet its coal sales commitments. The preparation plant was closed for six (6) months until April 2001 when it partially resumed operation after limited alternate slurry disposal methods were approved by the regulatory agencies. The preparation plant was expected to process over 1 million shippable tons during the period it was shut down. Martin County was able to send some of its coal to Massey's Rawl Sales & Processing Co. subsidiary's Sprouse Creek preparation plant for processing. The coal sales commitments that Massey failed to meet for the customer that demanded arbitration due to the Martin County impoundment discharge was approximately 523,000 tons through December 31, 2001. Among other defenses, the Company has asserted that its inability to perform its obligations under the contracts should be excused by reason of force majeure. Most, if not all, of the Company's contracts with its customers include force majeure provisions that allow the Company to suspend performance of its obligations under the contracts due to an occurrence of an event beyond its reasonable control, without its fault or negligence, that wholly or partially delays or prevents the mining, preparing, loading or delivering of coal. The Company believes that the force majeure definitions in these contracts encompass the impoundment failure at Martin County and other events that resulted in the Company's inability to fully perform its obligations under such contracts.

     In addition, Massey and its subsidiaries, incident to their normal business activities, are parties to a number of other legal proceedings. While Massey cannot predict the outcome of these proceedings, in the opinion of Massey, any liability arising from these matters individually and in the aggregate should not have a material adverse effect upon the consolidated financial position, cash flows or results of operations of Massey. The Company also is party to numerous lawsuits and other legal proceedings related to the non-coal businesses previously conducted by the Company but now conducted by New Fluor. Under the terms of the Distribution Agreement entered into by the Company and New Fluor as of November 30, 2000, in connection with the Spin-Off of New Fluor by the Company, New Fluor has agreed to indemnify the Company with respect to all such legal proceedings and has assumed their defense.

Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of security holders of the Company through a solicitation of proxies or otherwise during the fourth quarter of the Company's fiscal year ended October 31, 2001.

     The current executive officers of Massey are:

Don L. Blankenship, Age 51

     Mr. Blankenship has been a Director since 1996 and the Chairman, President and Chief Executive Officer of Massey since November 30, 2000. He has been Chairman, President and Chief Executive Officer of A.T. Massey Coal Company, Inc.(1) since 1992. He was formerly the President and Chief Operating Officer of A.T. Massey from 1990 and President of Massey Coal Services, Inc.(2) from 1989. He joined Rawl Sales & Processing Co.(3) in 1982. He is also Director of the National Mining Association, the Governor's Mission West Virginia Board and the Norfolk Southern Advisory Board.

H. Drexel Short, Age 45

     Mr. Short has been Senior Vice President, Group Operations of Massey since November 30, 2000. He also has been Senior Vice President, Group Operations of A.T. Massey since May 1995. Mr. Short was formerly Chairman of the Board and Chief Coordinating Officer of Massey Coal Services from April 1991 to April 1995. Mr. Short joined A.T. Massey in 1981.

Dr. Stanley C. Suboleski, Age 60

     Dr. Suboleski has been Vice President of Massey since January 22, 2002. He also has been Director, Executive Vice President and Chief Operating Officer of A.T. Massey since December 15, 2001. He joined A. T. Massey in 1981 and served until 1988 as Vice President of Planning and Development and Treasurer. From 1988 until December 1993, he was a professor and Chairman of the Mining Engineering program at Penn State University. From December 1993 to December 1997, he served as Vice President, Planning and Vice President, Operations Strategy, for A.T. Massey. From 1998 until 2000 he was a professor and Department Head of Mining and Minerals Engineering at Virginia Polytechnic Institute and State University. He was an independent consultant from 2000 until he returned to A. T. Massey in September 2001 as Manager - Kentucky Production.

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

Baxter F. Phillips, Jr., Age 55

     Mr. Phillips has been Vice President and Treasurer of Massey since November 30, 2000. He also has been Vice President and Treasurer of A.T. Massey since October 2000. He has served as Vice President of A.T. Massey from January 1992 and, as Vice President, his responsibilities have encompassed purchasing, risk management, benefits and administration. Mr. Phillips joined A.T. Massey in 1981 and, prior to his election as Vice President in 1992, served in the roles of Corporate Treasurer, Manager of Export Sales and Corporate Human Resources Manager. Prior to joining A.T. Massey, Mr. Phillips' background included banking and investments.

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

                                              High       Low     Dividends
                                              ----       ---     ---------
Fiscal Year 2001
     Quarter ended January 31, 2001          $ 18.10   $  9.94   $   0.08
     Quarter ended April 30, 2001            $ 28.23   $ 17.20   $   0.04
     Quarter ended July 31, 2001             $ 22.95   $ 15.66   $   0.04
     Quarter ended October 31, 2001          $ 20.56   $ 12.25   $   0.04

     Due to the timing of the Spin-Off transaction, in December 2000, the Company declared a first quarter dividend of $0.04 per share, payable in January 2001. Additionally, in January 2001, the Company declared a second quarter dividend of $0.04 per share, payable in April 2001.

     The Company's current dividend policy anticipates the payment of quarterly dividends in the future. There are no restrictions, other than those set forth under Delaware law, the Company's state of incorporation, on the Company's ability to declare and pay dividends. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Board of Directors and will be dependent upon the future earnings, financial condition, and capital requirements of the Company.

Transfer Agent and Registrar

     Mellon Investor Services LLC acts as transfer agent and registrar for the Massey Common Stock.

Item 6.    Selected Financial Data.

SELECTED FINANCIAL DATA (1)

     As described in the explanatory note immediately before Part I, the Company has restated its previously issued financial statements for the years ended October 31, 2001, 2000, and 1999. See Note 2 to consolidated financial statements for further information regarding the restatement.


                                                               For the Year Ended October 31,
                                                  ---------------------------------------------------------
                                                     2001        2000        1999       1998        1997
                                                  (Restated)  (Restated)  (Restated) (Restated)  (Restated)
                                                  ----------  ----------  ---------- ----------  ----------

                                                        (in millions, except per share, per ton and
                                                                number of employees amounts)
CONSOLIDATED STATEMENT OF EARNINGS DATA:
     Produced coal revenue                        $ 1,203.3   $ 1,081.0   $ 1,076.1  $ 1,121.1   $ 1,077.9
     Total revenue                                  1,431.9     1,312.7     1,263.0    1,292.4     1,229.4
     Income from Operations                             9.5        96.5       137.9      170.1       152.0
     Net (Loss) Earnings                              (5.4)        78.5       102.5      128.3       117.2
     (Loss) earnings per share (2)Basic and
       diluted                                        (0.07)       1.07        1.40       1.75        1.60
     Dividends declared per share                      0.20         N/A         N/A        N/A         N/A

CONSOLIDATED BALANCE SHEET DATA:
     Working capital (deficit)                    $   (84.7)  $   164.8   $    72.5  $    33.7   $    25.7
     Total assets                                   2,271.1     2,183.8     2,008.6    1,866.6     1,669.7
     Long-term debt                                   300.0         N/A         N/A        N/A         N/A
     Shareholders' equity                             860.6     1,372.5     1,275.6    1,181.2     1,054.7

OTHER DATA:
     EBIT                                         $     9.5   $    96.5   $   137.9  $   170.1   $   152.0
     EBITDA (3)                                       190.8       267.8       305.5      320.6       283.3
     Tons Sold                                         43.7        40.2        37.9       37.6        35.6
     Tons Produced                                     45.1        41.5        38.4       38.0        36.6
     Total costs and expenses per ton sold        $   32.52   $   30.22   $   29.71  $   29.85   $   30.26
     Average cash cost per ton sold (4)               24.33       21.74       21.40      22.22       23.26
     Produced coal revenue per ton sold               27.51       26.86       28.40      29.83       30.24
     Capital expenditures                         $   247.5   $   204.8   $   230.0  $   307.9   $   305.2
     Number of employees                              5,004       3,610       3,190      3,094       2,968

(1) On November 30, 2000, the Company completed a reverse spin-off (the "Spin-Off"), which divided it into the spun-off corporation, "new" Fluor Corporation ("New Fluor"), and Fluor, subsequently renamed Massey Energy Company, which retained the Company's coal-related businesses. Further discussion of the Spin-Off may be found in the Notes to the Consolidated Financial Statements. As New Fluor is the accounting successor to Fluor Corporation, Massey's equity structure was impacted as a result of the Spin-Off. Massey retained $300 million of 6.95 percent Senior Notes, $278.5 million of Fluor commercial paper, other equity contributions from Fluor, and assumed Fluor's common stock equity structure. Therefore, the Selected Financial Data for years prior to 2001 are not necessarily indicative of the results of operations, financial position and cash flows of Massey in the future or had it operated as a separate independent company during the periods prior to November 30, 2000.
(2) Shares used to calculate basic earnings per share for the periods ended October 31, 2000 and prior is based on the number of shares outstanding immediately following the Spin-Off (73,468,707). Shares used to calculate diluted earnings per share for the periods ended October 31, 2000 and prior is based on the number of shares outstanding immediately following the Spin-Off and the dilutive effect of stock options and other stock-based instruments of Fluor Corporation, held by Massey employees, that were converted to equivalent instruments in Massey Energy Company in connection with the Spin-Off. In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities was excluded from the calculation of the diluted loss per common share for the period ended October 31, 2001 as such inclusion would result in antidilution.
(3) EBITDA is defined as earnings before deducting net interest expense (interest expense less interest income), income taxes and depreciation, depletion and amortization. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, management believes that it is useful to an investor in evaluating Massey because it is widely used in the coal industry as a measure to evaluate a company's operating performance before debt expense and its cash flow. EBITDA does not purport to represent cash generated by operating activities and should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles. In addition, because EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.
(4) Average cash cost per ton is calculated as the sum of Cost of produced coal revenue and Selling, general and administrative expense (excluding Depreciation, depletion and amortization), divided by the number of tons sold. Although Average cash cost per ton is not a measure of performance calculated in accordance with generally acceptable accounting principles, management believes that it is useful to investors in evaluating Massey because it is widely used in the coal industry as a measure to evaluate a company's control over its cash costs. Average cash cost per ton should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles. In addition, because Average cash cost per ton is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. The table below reconciles the generally acceptable accounting principal measure of Total costs and expenses per ton to Average cash cost per ton.

 ------------------------------------------------------------------------------------------------------
                                            For the year ended October 31,
 ------------------------------------------------------------------------------------------------------
                        2001             2000             1999             1998             1997
                  ----------------- ---------------- ---------------- ---------------  ---------------
                     $      per ton    $     per ton    $     per ton   $     per ton    $     per ton
                  --------  ------- -------- ------- -------- ------- -------- ------  -------- ------
 Total Costs
 and Expenses     $1,422.3  $32.52  $1,216.2 $30.22  $1,125.1 $29.71  $1,122.3 $29.85  $1,077.4 $30.26
 ------------------------------------------------------------------------------------------------------
 Less: Freight
 and handling
 costs               129.9  $ 2.97     131.3  $3.26     106.2  $2.80    130.7   $3.48    108.5   $3.05
 ------------------------------------------------------------------------------------------------------
 Less: Cost of
 purchased coal
 revenue              47.0  $ 1.08      38.9  $0.97      41.2  $1.09      5.5   $0.15      9.4   $0.26
 ------------------------------------------------------------------------------------------------------
 Less:
 Depletion,
 Depreciation
 and
 Amortization        181.3   $4.14     171.3  $4.25     167.6  $4.42    150.5   $4.00    131.3   $3.69
 ------------------------------------------------------------------------------------------------------
 Average Cash
 Cost             $1,064.1  $24.33    $874.7 $21.74   $ 810.1 $21.40   $835.6  $22.22   $828.2  $23.26
 ------------------------------------------------------------------------------------------------------


Item 7.    Management's Discussion and Analysis of Financial Condition and
Results of Operations

     The Company has recently resolved certain accounting and disclosure issues resulting from a review by the Securities and Exchange Commission ("SEC") of its Annual Report on Form 10-K for the fiscal year ended October 31, 2001. Certain of the SEC comments addressed the timing of accounting recognition of certain subsequent events previously recognized in the transition period ended December
31, 2001. Additionally, one comment addressed the methodology under which the Company determined its black lung expense and underlying liability. In order to resolve these comments, the Company agreed to amend its accounting policy related to black lung effective November 1, 1994, and record adjustments for the subsequent events. The Company has restated its financial statements for the affected periods and has filed such restatements on this amended Form 10-K for the year ended October 31, 2001. For further information, see Note 2 of the Notes to Consolidated Financial Statements.

     The affect of the restatement on total revenue, net income (loss), and basic and diluted net income (loss) per share are as follows:

                                                                        For the Years Ended
                                                                        -------------------

                                           October 31, 2001               October 31, 2000               October 31, 1999
                                           ----------------               ----------------               ----------------
                                                             (In millions, except per share amounts)

                                      As Reported     As Restated    As Reported     As Restated    As Reported    As Restated
                                      -----------     -----------    -----------     -----------    -----------    -----------

   Total revenue                        $ 1,253.8      $ 1,431.9       $ 1,140.7      $ 1,312.7      $ 1,114.5       $ 1,263.0
   Total costs and expenses               1,237.0        1,422.3         1,043.8        1,216.2          975.1         1,125.1

   Net (loss) income                         (1.1)          (5.4)           78.8           78.5          103.4           102.5
   Net (loss) income per share
        Basic                           $   (0.01)     $   (0.07)       $   1.07       $   1.07       $   1.41        $   1.40
        Diluted                             (0.01)     $   (0.07)           1.07           1.07           1.41            1.40

Results of Operations

   2001 Compared with 2000

     Produced coal revenue increased 11% to $1,203.3 million in 2001 as compared to $1,081.0 million for the previous year. Two factors that impacted produced coal revenue for 2001 compared to 2002 were:

     o The volume of produced tons sold increased by 9 percent from 40.2 million tons in 2000 to 43.7 million tons in 2001. This increase consisted of a 17 percent increase in utility tons sold and a 19 percent increase in industrial tons sold, offset in part by a decrease of 8 percent in metallurgical tons sold.

     o The produced coal revenue per ton sold increased by 2 percent from $26.86 in 2000 to $27.51 in 2001.

     The market for utility coal continued to improve during the fiscal year 2001 as spot market prices of Central Appalachian coal increased to 20-year highs. Unfortunately, most of the Massey tonnage sold in 2001 was committed prior to the upturn in the market.

     Freight and handling revenue decreased $1.4 million to $129.9 million in 2001 compared with $131.3 million in 2000.

     Revenue from purchased coal sales increased 25 percent to $49.5 million in 2001 from $39.6 million in 2000, due to an increase in spot prices for coal, as purchased tons sold were 1.3 million in 2001 and 2000. Massey purchases varying amounts of coal each year to supplement produced coal.

     Other revenue, which consists of royalties, rentals, miscellaneous income and gains on the sale of non-strategic assets, decreased 19 percent to $49.2 million for 2001 compared with $60.8 million for 2000. The decrease was primarily due to a decrease in income from dispositions of non-strategic mineral reserves, which generated $26.5 million in 2000 compared to $1.1 million in 2001. As part of its management of coal reserves, Massey regularly sells non-strategic reserves or exchanges them for reserves located in more synergistic locations. In 2000, Massey sold certain non-strategic coal reserves ("Scarlet/Duncan Fork reserves") with a net book value of $1.9 million. Massey received $32 million in consideration in the form of cash. A gain of $26.5 million was recognized in 2000, as $3.6 million was deferred due to a leaseback option of a portion of the reserves sold. In 1999, Massey sold certain non-strategic coal reserves ("Dials Branch reserves") with a net book value of $1.8 million. Massey received consideration in the amount of $10.7 million. The consideration was comprised of a note receivable in the amount of $11.0 million for guaranteed deferred royalty payments through 2008, less $0.3 million of assumed liabilities. The Dials Branch reserves sale resulted in a gain of $8.9 million being recognized in 1999. Massey recognized an additional $1.3 million of gains in 1999 from several smaller asset sales.

Cost of produced coal revenue increased 23 percent to $1,032.4 million for 2001 from $839.4 million in 2000. This was partially due to the increase in tons sold. Cost of produced coal revenue on a per ton sold basis increased by 14 percent for the fiscal year 2001 compared to fiscal 2000. This increase in cost was related to both the direct cost of labor and the decreases in productivity resulting from a greater percentage of inexperienced miners. This was due, in part, to the Company's efforts to increase production. In addition, heavy rains in southern West Virginia in July increased employee absenteeism and disrupted loading operations and rail service, slowing coal shipping. Other operational problems impacted production and costs throughout the fiscal year. Operating difficulties and problematic geologic conditions were encountered at several longwall mines and during the expansion of Massey's two large surface mines, where we experienced higher than expected overburden ratios in the first half of the year. The Ellis Eagle longwall mine experienced flooding that caused significant disruption to coal production during April and May. The flooding caused reduced shipments from both the Marfork and Goals preparation plants. Increases in operating costs related to the Martin County Coal slurry spill and the idling of the Martin County Coal preparation plant from October 11, 2000, to April 2, 2001, also negatively impacted cost of produced coal revenue.

     Cost of produced coal revenue for 2001 and 2000 includes credits of $9.5 million and $15.0 million, respectively, related to refunds of black lung excise taxes paid on coal export sales tonnage. Black lung excise taxes on exported coal were determined to be unconstitutional by a 1998 federal district court decision. During 2001, the Internal Revenue Service substantially completed its audit of the Company's requested refund of black lung excise tax payments. Cost of produced coal revenue for 2001 also includes pre-tax charges of $7.6 million related to the write-off of longwall panel development costs at the Jerry Fork longwall mine, $6.9 million related to the settlement with the State of West Virginia regarding Worker's Compensation liabilities incurred by independent contractors, and $2.5 million related to an increase in reserves for a wrongful employee discharge suit. These costs in 2001 were partially offset by a $4.1 million benefit arising from the settlement of insurance claims from the August 2000 Upper Cedar Grove longwall failure.

     Freight and handling costs decreased $1.4 million to $129.9 million in 2001 compared with $131.3 million in 2000.

     Costs of purchased coal revenue increased 21 percent to $47.0 million in 2001 from $38.9 million in 2000. This was due to the increase in spot prices for coal, as purchased tons sold were 1.3 million in 2001 and 2000. Massey purchases varying amounts of coal each year to supplement produced coal.

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

     Income tax benefit was $10.5 million for 2001 compared to an income tax expense of $43.2 million for 2000. This primarily reflects the loss before taxes for 2001 compared to income before taxes for 2000, as well as a depletion accounting income tax benefit of $4.5 million in 2001.


2000 Compared with 1999

     Produced coal revenue remained essentially unchanged in 2000 compared with 1999. Produced coal revenue were $1,081.0 million in 2000 compared with $1,076.1 million for 1999. Three factors that impacted produced coal revenue during 2000 were:

     o The volume of produced steam coal sold increased by 14 percent in 2000 compared to 1999.

     o The volume of higher priced metallurgical coal declined by 6 percent in 2000 compared to 1999.

     o The average realized prices for both steam and metallurgical coal declined by 5 percent in 2000 compared with 1999.

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

     Freight and handling revenue increased $25.1 million to $131.3 million in 2000 compared with $106.2 million in 1999.

     Revenue from purchased coal sales decreased $1.8 million to $39.6 million in 2000 from $41.4 million in 1999, due to an decrease in spot prices for coal, as purchased tons sold increased 0.3 million from were 1.0 million in 1999 to
1.3 million in 2000. Massey purchases varying amounts of coal each year to supplement produced coal.

     Other revenue, which consists of royalties, rentals, miscellaneous income and gains on the sale of non-strategic assets, increased 54 percent to $60.8 million for 2000 compared with $39.3 million for 1999. The increase was primarily due to an increase in income from dispositions of non-strategic mineral reserves, which generated $26.5 million in 2000 compared with $10.2 million in 1999. As part of its management of coal reserves, Massey regularly sells non-strategic reserves or exchanges them for reserves located in more synergistic locations.

     Cost of produced coal revenue increased 8 percent to $839.4 million for 2000 from $777.4 million in 1999. This was primarily due to the increase in tons sold by 6 percent from 37.9 million tons in 1999 to 40.2 million tons in 2000. Cost of produced coal revenue for 2000 includes a $15.0 million credit related to refunds of black lung excise taxes paid on coal export sales tonnage. The payment of black lung excise taxes on exported coal was determined to be unconstitutional by a 1998 federal district court decision. During 2000, the Internal Revenue Service issued procedures for obtaining refunds related to such excise taxes. Cost of produced coal revenue also included charges of $9 million related to a geological impairment related to the longwall development at the Upper Cedar Grove mine and a $3 million charge related to a slurry spill from the impoundment breach at Martin County Coal Corporation. Cost of produced coal revenue on a per ton of coal sold basis, excluding the aforementioned items, increased by approximately 2 percent in 2000 compared with 1999 as operational problems and adverse geologic conditions encountered during the third and fourth quarters of 2000 more than offset cost reductions that had been achieved in the first two quarters of 2000.

      Freight and handling costs increased $25.1 million to $131.3 million in 2000 compared with $106.2 million in 1999.

     Costs of purchased coal revenue decreased $2.3 million to $38.9 million in 2000 from $41.2 million in 1999. This was due to the decrease in spot prices for coal, as purchased tons sold increased 0.3 million from were 1.0 million in 1999 to 1.3 million in 2000. Massey purchases varying amounts of coal each year to supplement produced coal.

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

     Income taxes decreased 12 percent to $43.2 million for 2000 compared with $49.0 million in 1999. The decrease primarily reflects the decreased earnings in 2000 compared with 1999, partially offset by a rise in the effective tax rate to
35.5 percent for 2000 compared with 32.3 percent for 1999.

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

     The revolving credit facilities contain financial covenants requiring the Company to maintain various financial ratios. Failure by the Company to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on the Company. The financial covenants consist of a maximum leverage ratio, a minimum interest coverage ratio, and a minimum net worth test. The leverage ratio requires that the Company not permit the ratio of total indebtedness at the end of any quarter to adjusted EBITDA for the four quarters then ended to exceed a specific amount. The interest coverage ratio requires that the Company not permit the ratio of the Company's adjusted EBITDA to interest expense for the four quarters then ended to be less than a specified amount. The net worth test requires that the Company not permit its net worth to be less than a specified amount. The Company was in compliance with all material covenants at October 31, 2001. Except for the covenant related to the leverage ratio, the Company was in compliance with all material covenants at December 31, 2001. The covenant related to leverage ratio requires the Company to maintain a ratio of Consolidated Debt to Consolidated EBITDA of not more than 3.0 to 1.0, however, the participant banks have granted a temporary waiver of this financial covenant. The waiver expires on February 22, 2002. The Company is seeking to obtain an amendment to the covenant level prior to the expiration of the waiver and expects approval by the participant banks. If the Company is unable to obtain an amendment to the covenant level, it would most likely result in the Company seeking alternate sources of short-term financing, or issuing longer term debt. The Company has available a $500 million debt shelf registration originally filed with the Securities and Exchange Commission by Fluor Corporation in March 1999, all of which remains unused.

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

     On August 15, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The standard requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is incurred. This standard is effective for fiscal years beginning after June 15, 2002 and transition is by cumulative catch-up adjustment. The Company will adopt SFAS No. 143 on January 1, 2003 and the adoption will change the Company's current accounting for reclamation. Due to the significant number of mines that the Company operates and the extensive amount of information that must be reviewed and estimates that must be made to assess the effects of the standard, the impact of adoption of SFAS No. 143 on the Company's financial position or results of operations has not yet been determined.

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

                                     Part II

Item 8.  Financial Statements and Supplementary Data.


                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Massey Energy Company

   We have audited the accompanying consolidated balance sheets of Massey Energy Company as of October 31, 2001 and 2000, and the related consolidated statements of earnings, cash flows, and shareholders' equity for each of the three years in the period ended October 31, 2001. Our audit also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Massey Energy Company, as restated at October 31, 2001 and 2000, and the consolidated results of its operations and its cash flows, as restated for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2001, 2000, and 1999 financial statements.

                                  /s/ Ernst & Young LLP

   Richmond, Virginia
   January 25, 2002
   except for, Note 2, the caption entitled "property, plant, and equipment" (last paragraph) in Note 3, Note 4, Note 7, Note 8, Note 10, Note 15, and all information marked "restated" in the notes to consolidated financial statements, as to which the date is March 26, 2003


                                               MASSEY ENERGY COMPANY

                                        CONSOLIDATED STATEMENTS OF EARNINGS
                                     (In Thousands, Except Per Share Amounts)

                                                                  Year Ended October 31,
                                                ----------------------------------------------------------
                                                         2001                2000                1999
                                                      (Restated)          (Restated)          (Restated)
                                                ------------------  ------------------  ------------------
Revenues
     Produced coal revenue                      $        1,203,285  $        1,081,027  $        1,076,059
     Freight and handling revenue                          129,894             131,334             106,250
     Purchased coal revenue                                 49,485              39,585              41,389
     Other revenue                                          49,197              60,752              39,338
                                                ------------------  ------------------  ------------------
         Total revenues                                  1,431,861           1,312,698           1,263,036
                                                ------------------  ------------------  ------------------
Costs and expenses
     Cost of produced coal revenue                       1,032,420             839,359             777,411
     Freight and handling costs                            129,894             131,334             106,250
     Cost of purchased coal revenue                         47,030              38,853              41,212
     Depreciation, depletion and
       Amortization applicable to:
         Cost of produced coal revenue                     177,384             169,467             165,756
         Selling, general and
          administrative                                     3,885               1,869               1,802
     Selling, general and administrative                    31,702              35,364              32,696
                                                ------------------  ------------------  ------------------
         Total costs and expenses                        1,422,315           1,216,246           1,125,127
                                                ------------------  ------------------  ------------------

Income from operations                                       9,546              96,452             137,909
Interest income                                              8,747              25,661              14,426
Interest expense                                           (34,214)               (347)               (803)
                                                ------------------  ------------------  ------------------
(Loss) Earnings before taxes                               (15,921)            121,766             151,532
Income tax (benefit) expense                               (10,501)             43,235              48,989
                                                ------------------  ------------------  ------------------

         Net (loss) earnings                    $           (5,420) $           78,531  $          102,543
                                                ==================  ==================  ==================
(Loss) Earnings per share
     Basic                                      $            (0.07) $             1.07  $             1.40
                                                ==================  ==================  ==================
     Diluted                                    $            (0.07) $             1.07  $             1.40
                                                ==================  ==================  ==================
Shares used to calculate (loss) earnings per
   share
     Basic                                                  73,858              73,469              73,469
                                                ==================  ==================  ==================
     Diluted                                                73,858              73,472              73,476
                                                ==================  ==================  ==================


                                  See Notes to Consolidated Financial Statements.



                                               MASSEY ENERGY COMPANY

                                            CONSOLIDATED BALANCE SHEETS
                                             (In Thousands of Dollars)
                                                                                At October 31,
                                                                    --------------------------------------
                                                                             2001                2000
                                                                          (Restated)          (Restated)
                                                                    ------------------  ------------------
                             ASSETS
Current Assets
     Cash and cash equivalents                                      $            5,664  $            6,929
     Trade and other accounts receivable net of allowance
       of 9,848 and 12,899                                                     198,885             215,574
     Inventories                                                               141,483             104,132
     Deferred taxes                                                             13,572               8,398
     Income taxes receivable                                                     1,880                --
     Prepaid expenses and other                                                 96,034              97,594
                                                                    ------------------  ------------------
         Total current assets                                                  457,518             432,627
Net Property, Plant and Equipment                                            1,613,133           1,559,426
Other Noncurrent Assets
     Pension assets                                                             80,400              67,740
     Other                                                                     120,029             124,018
                                                                    ------------------  ------------------
         Total other noncurrent assets                                         200,429             191,758
                                                                    ------------------  ------------------
         Total assets                                               $        2,271,080  $        2,183,811
                                                                    ==================  ==================
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable, principally trade and bank overdrafts        $          185,903  $          153,457
     Short-term debt                                                           248,231                --
     Payroll and employee benefits                                              37,878              30,784
     Income taxes payable                                                         --                 5,122
     Other current liabilities                                                  70,223              78,420
                                                                    ------------------  ------------------
         Total current liabilities                                             542,235             267,783
Noncurrent Liabilities
     Long-term debt                                                            300,000                --
     Deferred taxes                                                            250,444             252,657
     Other                                                                     317,796             290,891
                                                                    ------------------  ------------------
         Total noncurrent liabilities                                          868,240             543,548
Shareholders' Equity
     Capital Stock
     Preferred stock - authorized 20,000,000 shares; no par;
       none issued                                                                --                  --
     Common stock - authorized 150,000,000 shares; $0.625 par;
       issued and outstanding - 74,543,670 and 73,468,707
       shares, respectively                                                     46,590              45,918
     Additional Capital                                                         15,541                --
     Retained earnings                                                         805,180                --
     Unamortized executive stock plan expense                                  (6,706)                --
     Accumulated other comprehensive income                                       --                   --
          Unrealized loss on investments                                          --                  (763)
     Net investment by Fluor Corporation                                          --             1,606,389
     Due from Fluor Corporation                                                   --              (279,064)
                                                                    ------------------  ------------------
         Total shareholders' equity                                            860,605           1,372,480
                                                                    ------------------  ------------------
         Total liabilities and shareholders' equity                 $        2,271,080  $        2,183,811
                                                                    ==================  ==================
                                  See Notes to Consolidated Financial Statements.


                                               MASSEY ENERGY COMPANY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In Thousands of Dollars)

                                                                  Year Ended October 31,
                                                ----------------------------------------------------------
                                                         2001                2000                1999
                                                      (Restated)          (Restated)          (Restated)
                                                ------------------  ------------------   -----------------
Cash Flows From Operating Activities
Net (loss) earnings                             $           (5,420) $           78,531  $          102,543
Adjustments to reconcile net earnings to cash
   provided by operating activities:
     Depreciation, depletion and amortization              181,269             171,336             167,558
     Deferred taxes                                         (4,260)             28,053              41,837
     Loss (gain) on disposal of assets                         517             (28,169)            (10,104)
     Changes in operating assets and
       liabilities
     Decrease (increase) in accounts
       receivable                                            4,603             (42,801)             (6,653)
     Increase in inventories                               (40,350)            (12,349)            (20,089)
     Increase in prepaid expenses and other
       current assets                                      (25,461)            (13,983)             (7,578)
     Decrease (Increase) in pension and other
       assets                                               25,237             (30,013)            (36,733)
     Increase (decrease) in accounts payable
       and bank overdrafts                                  32,446              (6,729)             19,850
     (Decrease) increase in accrued income
       taxes                                                (7,002)              2,197             (11,340)
     Decrease in other accrued liabilities                  (2,004)             (5,204)            (10,007)
     Increase in other non-current liabilities              13,217              12,818               6,440
                                                ------------------  ------------------   -----------------
         Cash provided by operating activities             172,792             153,687             235,724
                                                ------------------  ------------------   -----------------
Cash Flows From Investing Activities
     Capital expenditures                                 (247,517)           (204,835)           (230,001)
     Proceeds from sale of assets                           34,870              32,072               7,197
                                                ------------------  ------------------   -----------------
         Cash utilized by investing activities            (212,647)           (172,763)           (222,804)
                                                ------------------  ------------------   -----------------
Cash Flows From Financing Activities
     Decrease in short-term debt, net                      (29,998)               --                  --
     Decrease (increase) in amount due from
       Fluor Corporation                                    67,554               1,352             (15,012)
     Equity contributions from Fluor
       Corporation                                           2,476              17,069               7,739
     Cash dividends paid                                   (11,811)               --                  --
     Stock options exercised                                 9,369                --                  --
         Other, net                                          1,000                (467)             (1,247)
                                                ------------------  ------------------   -----------------
              Cash provided (utilized) by
                financing activities                        38,590              17,954              (8,520)
                                                ------------------  ------------------   -----------------
(Decrease) increase in cash and cash
   equivalents                                              (1,265)             (1,122               4,400
Cash and cash equivalents at beginning of
   period                                                    6,929               8,051               3,651
                                                ------------------  ------------------   -----------------
Cash and cash equivalents at end of period      $            5,664  $            6,929  $            8,051
                                                ==================  ==================  ==================
Supplemental disclosure of cash flow
   information
     Cash paid during the fiscal year for
       income taxes                             $            1,656  $           12,834  $           18,492
                                                ==================  ==================  ==================

                                  See Notes to Consolidated Financial Statements.


                                               MASSEY ENERGY COMPANY

                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                  (In Thousands)


                                               Common Stock
                                          ----------------------                                     Net
                                                                                   Unamortized   Investment
                                                                                    Executive     by Fluor      Due From
                                            Shares       Amount      Additional    Stock Plan    Corporation     Fluor
                                          (Restated)   (Restated)     Capital        Expense     (Restated)   Corporation
                                          --------------------------------------------------------------------------------
Balance at October 31, 1998                    73,469 $     45,918  $      --    $         --   $  1,400,507 $   (265,404)
                                          ----------- ------------  -----------  -------------  ------------ -------------

Net income                                                                                           102,543
Other comprehensive income (loss), net of
  deferred tax benefit of $568:
  Unrealized loss on investment
  Reclassification of unrealized gain
   to net income

Comprehensive income

Capital contributions                                                                                  7,739
Net change in amount due from Fluor                                                                                (15,012)
   Corporation
                                          ---------------------------------------------------------------------------------
Balance at October 31, 1999                    73,469 $     45,918  $      --    $         --   $  1,510,789 $    (280,416)
                                          ---------------------------------------------------------------------------------
Net income                                                                                            78,531
Other comprehensive income (loss), net of
  deferred tax benefit of $30:
  Unrealized gain on investment
  Reclassification of unrealized gain
   to net income

Comprehensive loss

Capital contributions                                                                                 17,069
Net change in amount due from Fluor                                                                                  1,352
   Corporation

                                          ---------------------------------------------------------------------------------
Balance at October 31, 2000                    73,469 $     45,918  $      --    $         --   $  1,606,389 $    (279,064)
                                          ---------------------------------------------------------------------------------
Net loss
Other comprehensive income (loss), net of
  deferred taxes of $488:
   Reclassification of unrealized loss
    to net income

Comprehensive loss

Capital contributions                                                                                  2,476
Net change in amount due from Fluor                                                                                 67,554
   Corporation

Spin-Off transaction                                                                    (3,840)  (1,608,865)       211,510
Dividends declared ($0.20 per share)
Exercise of stock options, net                    817          511        8,858
Stock option tax benefit                                                  2,611
Amortization of executive stock plan                                                      1,367
   expense
Issuance of restricted stock, net                 258          161        4,072          (4,233)
                                          ---------------------------------------------------------------------------------
Balance at October 31, 2001                    75,544 $     46,590  $    15,541  $       (6,706)$       --   $        --
                                          =================================================================================



                                                                   Accumulated
                                                                      Other
                                                                  Comprehensive     Total
                                                      Retained       Income      Shareholders'
                                                      Earnings       (Loss)         Equity
                                                     (Restated)    (Restated)     (Restated)
                                                   -------------------------------------------
Balance at October 31, 1998                        $       --   $          173 $   1,181,194
                                                   ------------ -------------- --------------

Net income                                                                           102,543
Other comprehensive income (loss), net of
  deferred tax benefit of $568:
  Unrealized loss on investment                                           (205)         (205)
  Reclassification of unrealized gain
   to net income                                                          (684)         (684)
                                                                                -------------
Comprehensive income                                                                 101,654
                                                                                -------------
Capital contributions                                                                  7,739
Net change in amount due from Fluor                                                  (15,012)
   Corporation
                                                   ------------------------------------------
Balance at October 31, 1999                        $       --   $         (716)$   1,275,575
                                                   ------------------------------------------
Net income                                                                            78,531
Other comprehensive income (loss), net of
  deferred tax benefit of $30:
  Unrealized gain on investment                                          1,075         1,075
  Reclassification of unrealized gain                                   (1,122)       (1,122)
   to net income
                                                                                -------------
Comprehensive loss                                                                    78,484
                                                                                -------------
Capital contributions                                                                 17,069
Net change in amount due from Fluor                                                    1,352
   Corporation

                                                   ------------------------------------------
Balance at October 31, 2000                        $       --   $         (763)$   1,372,480
                                                   ------------------------------------------
Net loss                                                 (5,420)                      (5,420)
Other comprehensive income (loss), net of
  deferred taxes of $488:
   Reclassification of unrealized loss                                     763           763
    to net income
                                                                                -------------
Comprehensive loss                                                                    (4,657)
                                                                                -------------
Capital contributions                                                                  2,476
Net change in amount due from Fluor                                                   67,554
   Corporation

Spin-Off transaction                                    825,373                     (575,822)
Dividends declared ($0.20 per share)                    (14,773)                     (14,773)
Exercise of stock options, net                                                         9,369
Stock option tax benefit                                                               2,611
Amortization of executive stock plan                                                   1,367
   expense
Issuance of restricted stock, net                                                       --
                                                   ------------------------------------------
Balance at October 31, 2001                        $    805,180 $         --   $     860,605
                                                   ==========================================

See Notes to Consolidated Financial Statements.

                              MASSEY ENERGY COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Massey Energy Company ("Massey" or the "Company"), its wholly owned subsidiary
A. T. Massey Coal Company, Inc. ("A. T. Massey") and its subsidiaries. A. T. Massey now represents the sole operating subsidiary of Massey, as Massey has no separate independent operations. Until the spin-off transaction on November 30, 2000 (the "Spin-Off") (See Note 11), A. T. Massey was 100% controlled by Fluor Corporation ("Fluor"). Therefore, these financial statements for all periods prior to 2001 may not necessarily be indicative of the results of operations, financial position and cash flows of Massey in the future or had it operated as a separate independent company. All significant intercompany transactions and accounts have been eliminated.

2.    Restatement and Reclassification

     The Company has recently resolved certain accounting and disclosure issues resulting from a review by the Securities and Exchange Commission (SEC) of its annual report on Form 10-K for the fiscal year ended October 31, 2001. The issues, which are explained more fully below involve corrections to (1) the timing of recognition of certain charges related to claims against the Company,
(2) its presentation of shareholders' equity and adjustments related to the Spin-Off and (3) its accounting method for black lung liabilities and related expense recognition. The Company has restated its 2001 and prior year financial statements to reflect charges related to claims against the Company in the proper periods, properly present shareholders' equity in periods prior to the Spin-Off and to account for black lung obligations under the service period approach as described in Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS No.
106)

     The restatement adjustments are as follows:

     The consolidated financial statements for 2001 are restated to recognize a fourth quarter $6.9 million charge related to the settlement of claims for delinquent workers' compensation premiums which was previously recognized in the two-month transition period ended December 31, 2001. As a result, at October 31, 2001, Other Current liabilities increased by $2.4 million and Other Non-Current Liabilities increased by $4.5 million.

     The consolidated financial statements for 2001 are restated to recognize a fourth quarter $2.5 million charge in connection with a wrongful employee discharge lawsuit which was previously recognized in the transition period ended December 31, 2001. As a result, at October 31, 2001, Other Non-Current Liabilities increased by $2.5 million.

     The Consolidated Financial Statements are restated to present assumed shares outstanding for all periods presented. As a result, at October 31, 2000 and 1999, there was an increase of $45.9 million in Common Stock and a decrease of $45.9 million in Net Investment by Fluor Corporation to reflect 73.5 million shares of common stock outstanding (the number of shares outstanding on the date of the Spin-off).

     The consolidated financial statements have also been restated to retroactively adopt and apply the service period approach described in SFAS No. 106 as allowed under SFAS No. 112 Employers' Accounting for Postemployment Benefits to the Company's obligations with respect to coal worker's pneumoconiosis (black lung). Previously, the Company utilized a different actuarial approach. This change has been implemented effective November 1, 1994, the first date under which the Company was required to implement SFAS No. 112. Trust assets previously offset against the Company's black lung liability have been reclassified to other current assets and accounted for under SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities.

     The restatement (change in black lung expense net of realized gains on reclassified trust assets) changed net income in each year presented as follows: decrease of $0.9 million in fiscal 1999, decrease of $0.3 million in fiscal 2000, and an increase of $1.4 million in fiscal 2001. The restatement of black lung expense and the related liability had no net impact on the Shareholders' Equity at October 31, 2001 as adjustments to income and expense amounts offset. Balance sheet changes as of October 31, 2001 related to the restatement were an increase in Other Non-Current Liabilities of $2.4 million, and an increase in Prepaid Expenses and Other Current Assets of $2.4 million. At October 31, 2000, Other Non-Current Liabilities increased by $33.3 million and Prepaid Expenses and Other Current Assets increased by $29.8 million.

     The Company has also reclassified all periods presented to present Freight and Handling Revenue and Costs and Purchased Coal Revenue and Costs on a gross rather than net basis. Previously, these items were presented "net" in other income. The net amount included in other income was $2.5 million in 2001, $0.7 million in 2000, and $0.2 million in 1999. These changes have been made to conform to the requirements of Emerging Issues Task Force (EITF) Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" and EITF Issue No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent".

     Set forth below is a comparison of the previously reported and restated consolidated net income and per share amounts for the years ended October 31, 2001, 2000, and 1999.

                                       October 31, 2001           October 31, 2000          October 31, 1999
                                       ----------------           ----------------          ----------------
                                                      (In millions, except per share amounts)
                                   As Reported   As Restated  As Reported  As Restated  As Reported  As Restated
                                   -----------   -----------  -----------  -----------  -----------  -----------
   Net (loss) earnings                 $  (1.1)     $  (5.4)       $ 78.8       $ 78.5      $ 103.4      $ 102.5

   (Loss) Earnings per share
        Basic                          $ (0.01)     $ (0.07)       $ 1.07       $ 1.07      $  1.41      $  1.40
        Diluted                          (0.01)       (0.07)         1.07         1.07         1.41         1.40

   Shares used to calculate
      (loss) earnings per share
        Basic                            73,858       73,858       73,469       73,469       73,469       73,469
        Diluted                          73,858       73,858       73,472       73,472       73,476       73,476

3.    Significant Accounting Policies

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

Revenue Recognition

     Coal sales are generally recognized when title passes to the customers. For domestic sales, this generally occurs when coal is loaded at the mine or at off-site storage locations. For export sales, this generally occurs when coal is loaded onto marine vessels at terminal locations. In certain instances, the Company maintains ownership of the coal inventory on customers' sites and sells tonnage to such customers as it is consumed. For these customers, revenue is recognized when title and risk of loss passes to the customers at the point of consumption.

     Other revenue generally consists of royalties, rentals, miscellaneous income and gains on the sale of non-strategic assets. For the years ended October 31, 2001, 2000, and 1999, the Company recorded gains on the sale of non-strategic reserves of $1.1 million, $26.5 million, and $10.2 million, respectively.

Freight and Handling Revenue and Costs

     Freight and handling costs paid to third-party carriers and invoiced to coal customers are recorded as Freight and handling costs and Freight and handling revenue, respectively.

Purchased Coal Revenue and Costs

     Purchased coal revenue represents revenue recognized from the sale of coal purchased from external production sources. In these instances, the Company takes title to the coal that is purchased from external production sources, which is then sold to the Company's customer.

Property, Plant and Equipment

     Property, plant and equipment is carried at cost and comprises:
                                                                             At October 31,
                                                              --------------------------------------------
                                                                      2001                   2000
                                                              --------------------   ---------------------
                                                                             (in thousands)
Land, buildings and equipment                                 $          1,652,017   $           1,561,122
Mining properties and mineral rights                                       596,280                 582,512
Mine development                                                           466,777                 373,418
                                                              --------------------   ---------------------
Total property, plant and equipment                                      2,715,074               2,517,052
Less accumulated depreciation, depletion and amortization               (1,101,941)               (957,626)
                                                              --------------------   ---------------------
     Net property, plant and equipment                        $          1,613,133   $           1,559,426
                                                              ====================   =====================

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

     Depletion of mining properties and mineral rights and amortization of mine development costs are computed using the units-of-production method over the estimated recoverable tons. Approximately $52.1 million of costs associated with mining properties and mineral rights is not currently subject to amortization as mining has not begun or production has been temporarily idled on the associated coal reserves.

Reclamation

     The Federal Surface Mining Control and Reclamation Act establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering expertise related to these requirements. For each permit, the cost of final mine closure, including the cost of treating mine water discharge, is accrued as coal is mined, on a unit-of-production basis over the estimated proven and probable reserves as defined in Industry Guide 7. The Company's reclamation cost estimates are regularly reviewed by the Company's management and engineers and are revised for changes in future estimated costs and regulatory requirements. Additionally, the Company performs a certain amount of required reclamation of disturbed acreage as an integral part of its normal mining process. These costs are expensed as incurred.

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

     During the third quarter of 2001, management decided to move a longwall to better mining conditions in another mining location. As a result, unamortized longwall panel development costs of $7.6 million were considered to be impaired and were written off. These charges are included in cost of produced coal revenue. During the fourth quarter of 2000, due to poor and unsafe mining conditions, the Company abandoned certain longwall mining equipment and related longwall panel development costs. This resulted in a write-off of approximately $9 million, which is included in cost of produced coal revenue.

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

Shareholders' Equity

     The Statement of Shareholders' Equity for periods prior to the Spin-Off (see Note 11) reflects the outstanding shares of Massey Energy Company immediately following the Spin-Off. The Company believes this presentation to be preferable to reporting earnings per share utilizing the distribution ratio at the time of the Spin-Off and the capital structure of the combined Fluor Corporation entity prior to the Spin-Off. Please refer to the "Earnings per Share" section below for further discussion of the impact of this presentation on earnings per share.

Earnings per Share

     Shares used to calculate basic earnings per share for the periods ended October 31, 2000 and 1999 are the number of shares outstanding immediately following the Spin-Off (see Note 11). The calculation of historical earnings per share for the periods reported prior to the Spin-Off does not use a pro rata portion of the shares previously reported by Fluor Corporation prior to the Spin-Off. We have assumed no relation to Fluor's previously existing capital structure in calculating earnings per share for these periods. This is considered preferable as the operations that comprise Massey Energy had no separate capital structure prior to the Spin-Off and New Fluor was treated for reporting purposes as the accounting successor to Fluor (see Note 9). A pro rata portion of Fluor's historic shares would not have been a good representation of Massey Energy's capital structure as Fluor had share transactions that were unrelated to the operations that became Massey Energy. The most significant such share transaction was the maturity and settlement by Fluor of a forward purchase contract on November 30, 2000 for 1,850,000 shares of Fluor Corporation common stock.

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


     The computations for basic and diluted (loss) earnings per share are based on the following per share information:
                                                                       At October 31,
                                                   -------------------------------------------------------
                                                         2001               2000               1999
                                                   -----------------  -----------------  -----------------
                                                                       (in thousands)
Weighted average shares of common stock outstanding:
     Basic                                                    73,858             73,469             73,469
     Effect of stock options/restricted stock                     --                  3                  7
                                                   -----------------  -----------------  -----------------
     Diluted                                                  73,858             73,472             73,476
                                                   =================  =================  =================

Inventories

     Purchased coal inventories are stated at the lower of cost, computed on the first-in, first-out method, or market value. Produced coal and supplies generally are stated at the lower of average cost or net realizable value.

Inventories are comprised of the following:

                                           At October 31,
                            --------------------------------------------
                                   2001                       2000
                            -----------------          -----------------
                              (in thousands)
Coal                        $         117,915          $          82,636
Other                                  23,568                     21,496
                            -----------------          -----------------
                            $         141,483          $         104,132
                            =================          =================

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

Concentrations of Credit Risk and Major Customers

     The Company is engaged in the production of high-quality low sulfur steam coal for the electric generating industry, as well as industrial customers and metallurgical coal for the steel industry. Steam coal sales accounted for approximately 54%, 50%, and 46% of produced coal revenue during 2001, 2000, and 1999, respectively. Metallurgical coal sales accounted for approximately 34%, 40%, and 45% of produced coal revenue during 2001, 2000, and 1999, respectively. Industrial coal sales during 2001, 2000, and 1999 were 12%, 10%, and 9% of produced coal revenue, respectively.

     Massey's mining operations are conducted in eastern Kentucky, West Virginia and Virginia and the coal is marketed primarily in the United States.

     For the years ended October 31, 2001, 2000, and 1999, approximately 11%, 14%,and 12%, respectively, of produced coal revenue were made to one utility customer. At October 31, 2001, approximately 25%, 63% and 12% of consolidated trade receivables represent amounts due from metallurgical customers, utility customers and industrial customers, respectively, compared with 51%, 40% and 9%, respectively, as of October 31, 2000. Credit is extended based on an evaluation of the customer's financial condition and generally collateral is not required.

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

Accounting Pronouncements

     On August 15, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The standard requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is incurred. This standard is effective for fiscal years beginning after June 15, 2002, and transition is by cumulative catch-up adjustment. The Company will adopt SFAS 143 on January 1, 2003 and the adoption will change the Company's current accounting for reclamation. Due to the significant number of mines that the Company operates and the extensive amount of information that must be reviewed and estimates that must be made to assess the effects of the standard, the impact of adoption of SFAS 143 on the Company's financial position or results of operations has not yet been determined.

4.    Income Taxes

     Income tax (benefit) expense included in the consolidated statement of earnings is as follows:
                                                                 Year Ended October 31,
                                               -----------------------------------------------------------
                                                     2001                 2000                 1999
                                               -----------------   ------------------   ------------------
                                                                     (in thousands)
                                                  (Restated)           (Restated)           (Restated)
Current:
     Federal                                   $          (6,389)  $           13,735   $            9,048
     State and local                                         148                1,447               (1,896)
                                               -----------------   ------------------   ------------------
         Total current                                    (6,241)              15,182                7,152
                                               -----------------   ------------------   ------------------
Deferred:
     Federal                                              (3,639)              24,562               36,398
     State and local                                        (621)               3,491                5,438
                                               -----------------   ------------------   ------------------
         Total deferred                                   (4,260)              28,053               41,836
                                               -----------------   ------------------   ------------------
         Total income tax (benefit)
           expense                             $         (10,501)  $           43,235   $           48,988
                                               =================   ==================   ==================

     For the tax year ended October 31, 2001, Massey's consolidated federal income tax return includes the operations of A.T. Massey and Fluor until the date of the Spin-Off.

     A reconciliation of income tax (benefit) expense calculated at the federal statutory rate of 35% to the Company's income tax (benefit) expense on (loss) earnings is as follows:

                                                                 Year Ended October 31,
                                               -----------------------------------------------------------
                                                      2001                2000                 1999
                                               -----------------   ------------------   ------------------
                                                                     (in thousands)
                                                    (Restated)           (Restated)          (Restated)
U.S. statutory federal tax expense             $          (5,572)   $          42,618   $           53,036
Increase (decrease) in taxes resulting from:
     State taxes                                            (170)               3,781                2,282
     Items without tax effect                                700                5,235                3,729
     Depletion                                            (4,496)              (7,657)              (9,625)
     FSC exempt income                                      (963)                (952)              (1,242)
     Other, net                                             --                    210                  808
                                               -----------------   ------------------   ------------------
       Total income tax (benefit) expense      $         (10,501)   $          43,235   $           48,988
                                               =================   ==================   ==================

     Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

                                                                                October 31,
                                                                  ---------------------------------------
                                                                         2001                 2000
                                                                  ------------------   ------------------
                                                                              (in thousands)
                                                                      (Restated)           (Restated)
Deferred tax assets:
       Postretirement benefit obligations                         $           28,428   $           28,444
       Worker's compensation                                                  15,975               12,611
       Reclamation and mine closure                                           32,416               34,123
       Alternative minimum tax credit carryforwards                           59,549               59,549
       State NOL                                                               6,959                5,536
       Other                                                                  28,287               24,803
                                                                  ------------------   ------------------
                                                                             171,614              165,066
Valuation allowance for deferred tax assets                                  (66,508)             (65,085)
                                                                  ------------------   ------------------
Deferred tax assets, net                                                     105,106               99,981
                                                                  ------------------   ------------------
Deferred tax liabilities:
       Plant, equipment and mine development                                (187,136)            (185,385)
       Mining property and mineral rights                                   (110,748)            (112,574)
       Other                                                                 (44,094)             (46,281)
                                                                  ------------------   ------------------
         Total deferred tax liabilities                                     (341,978)            (344,240)
                                                                  ------------------   ------------------
Net deferred tax liabilities                                      $         (236,872)  $         (244,259)
                                                                  ==================   ==================

     The Company's deferred tax assets include alternative minimum tax ("AMT") credits of $59.5 million each at October 31, 2001 and 2000. The AMT credits have no expiration date. Subsequent to the Spin-Off, the Company completed an assessment of its deferred tax balances and the likelihood of realizing AMT credit carryforwards as a stand-alone company. Management determined, more likely than not, that these credits will not be realized. Accordingly, the Company reclassified tax reserves at October 31, 2000 to reflect the full valuation allowance related to these credits.

     The Company has a reserve for taxes that may become payable as a result of audits in future periods with respect to previously filed tax returns included in deferred tax liabilities (separate disclosure has not been made because the amount is not considered material). It is the Company's policy to establish reserves for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the reserves based upon management's assessment of exposure associated with permanent tax differences (i.e., tax depletion expense, etc.), tax credits and interest expense applied to temporary difference adjustments. The tax reserves are analyzed periodically (at least annually) and adjustments are made as events occur to warrant adjustment to the reserve. For example, if the statutory period for assessing tax on a given tax return or period lapses, the reserve associated with that period will be reduced. In addition, the adjustment to the reserve will reflect additional exposure based on current calculations. Similarly, if tax authorities provide administrative guidance or a decision is rendered in the courts, appropriate adjustments will be made to the tax reserve. The tax reserve was lowered in fiscal years ending October 31, 1999 and 2001, by $3.8 million and $0.6 million, respectively, reflecting the reduction in exposure due to the lapsing of the statutory periods for assessing tax on tax periods ending in 1995 and 1997, partially offset by additional exposures identified for tax years that remained open. The tax reserve was increased in the fiscal year ending October 31, 2000 by $0.7 million for increased state and federal tax exposure in open years, partially offset by the lapsing of the statutory period for assessing tax on the tax period ending in 1996. In addition, payments were applied against the reserve for federal taxes and state taxes of $172,000 and $821,000 as a result of audits conducted during the fiscal years ended October 31, 2000 and 2001, respectively.

     Massey's federal income tax returns have been examined by the Internal Revenue Service, or Statutes of Limitations have expired through 1997. Management believes that the Company has adequately provided for any income taxes and interest that may ultimately be paid with respect to all open tax years.

5.   Retirement Benefits

     Prior to October 1, 2001, Massey sponsored two non-contributory defined benefit pension plans, which covered substantially all administrative and non-union employees hired prior to September 1, 1994. As of October 1, 2001, these plans were merged together with each participant group retaining its benefit formula. These formulas provide pension benefits based on the employee's years of service and average annual compensation during the highest five consecutive years of service. In addition, the new merged plan covers substantially all administrative and non-union employees of the Company who were previously covered under a non-contributory defined contributory pension plan. These participants will accrue benefits under a third cash balance formula with contribution credits based on hours worked. Funding for the plan is generally at the minimum annual contribution level required by applicable regulations.

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


     Net periodic pension income for the defined benefit pension plan includes the following components:
                                                               Year Ended October 31,
                                            -------------------------------------------------------------
                                                   2001                 2000                  1999
                                            ------------------    -----------------    ------------------
                                                                   (in thousands)
       Service cost                         $            2,657    $           2,509    $            3,451
       Interest cost                                     9,498                9,114                 8,987
       Expected return on plan assets                  (22,245)             (20,732)              (18,281)
       Amortization of unrecognized net
         asset                                          (1,800)              (2,116)                 (872)
       Amortization of prior service cost                   57                   56                    56
                                            ------------------    -----------------    ------------------

       Net periodic pension income          $          (11,833)   $         (11,169)   $           (6,659)
                                            ==================    =================    ==================

     The weighted average assumptions used in determining pension obligations are as follows:
                                                                                At October 31,
                                                                    --------------------------------------
                                                                           2001                2000
                                                                    -----------------    -----------------
       Discount rate                                                        7.25%               7.75%
       Rate of increase in compensation levels                              4.00%               4.00%
       Expected long-term rate of return on plan assets                     9.50%               9.50%


     The following table sets forth the change in benefit obligation, plan assets and funded status of the Company's defined benefit pension plan:

                                                                           At October 31,
                                                           -----------------------------------------------
                                                                    2001                     2000
                                                           ----------------------   ----------------------
                                                                           (in thousands)
       Change in benefit obligation
           Benefit obligation at beginning of year         $              126,687   $              123,865
           Service cost                                                     2,657                    2,509
           Interest cost                                                    9,498                    9,114
           Actuarial loss (gain)                                            7,626                   (3,262)
           Benefits paid                                                   (6,274)                  (5,539)
                                                           ----------------------   ----------------------
                Benefit obligation at end of year          $              140,194   $              126,687
                                                           ----------------------   ----------------------
       Change in plan assets
           Fair value at beginning of year                 $              237,551   $              221,223
           Actual return on assets                                        (35,156)                  21,840
           Company contributions                                               10                       27
           Benefits paid                                                   (6,274)                  (5,539)
                                                           ----------------------   ----------------------
                Fair value at end of year                  $              196,131   $              237,551
                                                           ----------------------   ----------------------
       Funded status                                       $               55,937   $              110,864
       Unrecognized net actuarial loss (gain)                              20,743                  (46,083)
       Unrecognized prior service cost                                        461                      518
                                                           ----------------------   ----------------------
       Pension assets                                                      77,141                   65,299
       Amount included in current liabilities                               3,259                    2,441
                                                           ----------------------   ----------------------
       Noncurrent asset                                    $               80,400   $               67,740
                                                           ======================   ======================

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

     For certain employees, the Company sponsors a contributory defined contribution pension plan for eligible employees with Company contributions based on hours worked. Effective October 1, 2001, the salary deferral rate was increased from 10% to 15% of eligible compensation and the Company matches 30% on the first 10% of employee deferrals. The Company may make an additional discretionary contribution to the plan.

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

     Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                        1-Percentage       1-Percentage
                                                                       Point Increase     Point Decrease
                                                                      ------------------------------------
                                                                                (in thousands)
         Effect on total of service and interest costs components     $          1,990   $         (1,591)
         Effect on accumulated postretirement benefit obligation      $         15,435   $        (12,498)

     Net periodic postretirement benefit cost includes the following components:

                                                                 Year Ended October 31,
                                               -----------------------------------------------------------
                                                      2001                 2000                1999
                                               ------------------   ------------------  ------------------
                                                                     (in thousands)
       Service cost                            $            3,426   $            3,543  $            3,850
       Interest cost                                        5,333                4,611               4,092
       Amortization of prior service cost                     140                  140                 140
                                               ------------------   ------------------  ------------------
       Net periodic postretirement benefit
         cost                                  $            8,899   $            8,294  $            8,082
                                               ==================   ==================  ==================


     The following table sets forth the change in benefit obligation of the
Company's postretirement benefit plans:
                                                                           At October 31,
                                                           -----------------------------------------------
                                                                    2001                     2000
                                                           ----------------------   ----------------------
                                                                           (in thousands)
       Change in benefit obligation
           Benefit obligation at beginning of year         $               66,355   $               58,203
           Service cost                                                     3,426                    3,543
           Interest cost                                                    5,333                    4,611
           Actuarial loss                                                  16,857                    2,397
           Benefits paid                                                   (2,405)                  (2,399)
                                                           ----------------------   ----------------------
                Benefit obligation at end of year          $               89,566   $               66,355
                                                           ======================   ======================
       Funded status                                       $              (89,566)   $             (66,355)
       Unrecognized net actuarial loss (gain)                              12,965                   (3,892)
       Unrecognized prior service cost                                      1,496                    1,636
                                                           ----------------------   ----------------------
       Accrued postretirement benefit obligation                          (75,105)                 (68,611)
       Amount included in other current liabilities                         3,044                    2,659
                                                           ----------------------   ----------------------
                Noncurrent liability                       $              (72,061)  $              (65,952)
                                                           ======================   ======================


     The discount rate used in determining the postretirement benefit obligation was 7.25 percent at October 31, 2001 and 7.75 percent at October 31, 2000.

6.    Fair Value of Financial Instruments

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

     Prior to the Spin-Off (see Note 11), the Company loaned funds in excess of its operating and capital needs to Fluor and received interest on the average daily balance at 130% of the federal short-term rate determined in accordance with the Internal Revenue Code of 1986. Fluor repaid these loans to the Company as the need arose. The Company believed these financial practices to be a fair arrangement with its prior parent and concluded that any further assessment to determine fair market value of amounts due from Fluor would not be cost beneficial. Interest income for 2001, 2000, and 1999 related to these loans amounted to $1.5 million, $16.6 million and $11.7 million, respectively. These loans were classified as a reduction to shareholders' equity in the consolidated balance sheet as of October 31, 2000, and were settled as part of the Spin-Off transaction.

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

     In addition, the Company has outstanding $248.2 million of short-term debt at October 31, 2001 (see Note 12). The carrying amount of this debt approximates its fair value.

     The Company's long-term debt consists entirely of 6.95 percent Senior Notes due March 1, 2007 (see Note 12). The fair value of the Senior Notes at October 31, 2001, based on currently available market information, was $305.9 million.


7.    Other Noncurrent Liabilities

     Other noncurrent liabilities comprise the following:
                                                                           At October 31,
                                                           -----------------------------------------------
                                                                    2001                     2000
                                                           ----------------------   ----------------------
                                                                           (in thousands)
                                                                    (Restated)             (Restated)
       Reclamation                                         $              107,448   $              111,101
       Other post-employment benefits (Note 5)                             72,061                   65,952
       Workers' compensation and black lung                                75,810                   81,746
       Other                                                               62,477                   32,092
                                                           ----------------------   ----------------------
                                                           $              317,796   $              290,891
                                                           ======================   ======================

   Reclamation

     The Company accrues for the costs of current mine disturbance and final mine closure, as coal is mined, on a unit-of-production basis over the proven and probable reserves as defined in Industry Guide 7. For the years ended October 31, 2001, 2000, and 1999, the Company accrued approximately $6.4 million, $6.5 million, and $5.7 million, respectively; towards final mine closure reclamation, excluding reclamation cost adjustments identified below. The Company regularly reviews its reclaimation cost estimates and accrued liabilities on a permit-by-permit basis and makes necessary adjustments, including permit changes and revisions to costs and productivities to reflect current experience. When changes in cost estimates or regulatory requirements cause the Company's accrued liability for a permit to exceed its total estimated reclamation liability, the difference is credited to income. These "re-costing" adjustments are recorded as a decrease in cost of produced coal revenue and totaled $6.6 million, $7.2 million and $0.8 million for the years ended October 31, 2001, 2000, and 1999, respectively. The Company's management believes it is making adequate provision for all expected future reclamation costs. Final reclamation costs for all operations as of October 31, 2001 are estimated to be approximately $154 million.

   Workers' Compensation and Black Lung

     The Company is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, and various states' statutes for the payment of medical and disability benefits to employees and their dependents resulting from occurrences of coal worker's pneumoconiosis disease (black lung). In addition, the Company is liable for workers' compensation benefits for traumatic injuries under the workers' compensation laws in the states in which it has operations.

       The Company provides for federal and state black lung claims principally through a self-insurance program. The Company uses the service cost method to account for its self-insured black lung obligation. The liability measured under the service cost method represents the discounted future estimated cost for terminated employees either receiving or are projected to receive benefits, and the portion of the projected liability relative to prior service for active employees who are projected to receive benefits. An annual actuarial study is prepared by independent actuaries using certain assumptions to determine the liability. The calculation is based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. These assumptions are derived from actual Company experience and credible outside sources.

     The Company uses a combination of three methods for coverage of traumatic injury liability pursuant to workers' compensation laws including self-insurance programs, insurance coverage of claims, and participation in state workers' compensation fund. The Company accrues for traumatic injury claims as incurred under its self-insurance program. Additionally, for self-insured claims, a provision for incurred but not reported claims is recorded.

     Expense for black lung under the service cost method represents the service cost, which is the portion of the present value of benefits allocated to the current year, interest on the accumulated benefit obligation, and amortization of unrecognized actuarial gains and losses. The Company amortizes unrecognized actuarial gains and losses over a five-year period. If the remaining service period of active participants were less than five years, the amortization period would be reduced to the remaining service period.


     Expenses for black lung benefits and workers' compensation related benefits include the following components:
                                                                 Year Ended October 31,
                                               -----------------------------------------------------------
                                                      2001                2000                 1999
                                                   (Restated)          (Restated)           (Restated)
                                               ------------------   -----------------   ------------------
                                                                     (in thousands)
     Self-insured black lung benefits:
       Service cost                            $            1,792   $           1,558   $            1,874
       Interest cost                                        3,054               3,418                3,421
       Amortization of actuarial gain                      (4,080)             (3,174)              (1,447)
                                               ------------------   -----------------   ------------------
                                               $              766   $           1,802   $            3,848
    Other workers' compensation benefits                   27,106              16,383               19,286
                                               ------------------   -----------------   ------------------
                                               $           27,872   $          18,185   $           23,134
                                               ==================   =================   ==================

         The actuarial assumptions used in the determination of black lung benefits included a discount rate of 7.25% as of October 31, 2001, (7.75% as of October 31, 2000 and October 31, 1999) and a black lung benefit cost escalation rate of 3% in each year. Payments for benefits, premiums and other costs related to workers' compensation and black lung liabilities were $25.0 million, $20.8 million, and $22.3 million in 2001, 2000, and 1999, respectively.


     Workers' compensation and black lung liability consisted of the following:

                                                         At October 31,   At October 31,
                                                              2001             2000
 (In thousands)                                            (Restated)       (Restated)
-----------------------------------------------------------------------------------------
    Accrued self-insured black lung obligation            $       59,578   $       60,817
    Workers' compensation (traumatic injury)                      31,535           27,402
                                                          --------------   --------------


     Total accrued workers' compensation and black lung   $       91,113   $       88,219

       Less amount included in other current liabilities          15,303            6,473
                                                          --------------   --------------
       Workers' compensation & black lung in other
       noncurrent liabilities                             $       75,810   $       81,746
                                                          ==============   ==============

     The reconciliation of changes in the black lung benefit obligation is as follows:

 (In thousands)                                          At October 31,    At October 31,
                                                              2001              2000
                                                           (Restated)        (Restated)
-------------------------------------------------------------------------  ----------------

 Beginning of year accumulated black lung obligation      $       40,414    $       45,050
    Service cost                                                   1,792             1,558
   Interest cost                                                   3,054             3,418
   Actuarial loss (gain)                                           5,766            (7,607)
   Benefit payments                                               (2,524)           (2,005)
                                                          --------------    --------------
End of year accumulated black lung obligation             $       48,502    $       40,414
   Unamortized net gain                                           11,076            20,403
                                                          --------------    --------------
Accrued self-insured black lung obligation                $       59,578    $       60,817
                                                          ==============    ==============


8.    Stock Plans

     Massey's executive stock plans provide for grants of non-qualified or incentive stock options, restricted stock awards and stock appreciation rights ("SARS"). All executive stock plans are administered by the Compensation Committee of the Board of Directors (the "Committee") comprised of outside directors. Option exercise prices are determined by the Committee and are equal to the average of the high and low of the quoted market price of the Company's common stock on the date of grant. Options and SARS normally extend for 10 years and become exercisable over a vesting period determined by the Committee, which can include accelerated vesting for achievement of performance or stock price objectives.

     Stock based grants (restricted shares, stock options and SARS as discussed herein) awarded to employees of the Company prior to the Spin-Off, were generally converted to equivalent instruments in Massey following its separation from Fluor. In this regard, the outstanding number of grants were increased by multiplying the applicable amount by 4.056 (the "Conversion Ratio"), except for the grants held by Mr. Blankenship, as discussed below. Similarly, where applicable, the exercise price was reduced by dividing the exercise price prior to the Spin-Off by the Conversion Ratio. The Conversion Ratio applied to the outstanding awards held by Company employees was utilized to preserve the intrinsic value of such awards. It was determined by dividing the closing price of Fluor Corporation common stock on the date of the Spin-Off ($36.50) by the opening price for Massey Energy common stock the first trading day after the spin-off ($9.00). There were no accounting implications of having reduced the exercise price since the aggregate intrinsic value of the awards immediately after the change was not greater than the aggregate intrinsic value of the awards immediately before the change and the ratio of the exercise price per share to the market value per share was not reduced.

     Stock based grants existing on the date of the Spin-Off specific to Mr. Blankenship were administered pursuant to an agreement between Mr. Blankenship, Fluor Corporation, A. T. Massey Coal Company, Inc. and New Fluor. Mr. Blankenship's restricted stock and SARS after the spin-off were converted on a basis of one share or unit of Massey for each share or unit of Fluor. Additionally, Mr. Blankenship's outstanding stock options were converted at a predetermined rate of 3.4 Massey options for each Fluor option. Similarly, the exercise price of Mr. Blankenship's outstanding stock options were reduced by the 3.4 ratio.

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

     Restricted stock awards issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed or performance objectives have been attained. Upon termination of employment, shares upon which restrictions have not lapsed must be returned to the Company. Restricted stock issued under the plans totaled 266,411 shares in 2001. Prior to the Spin-Off, Fluor Corporation restricted stock issued to Massey employees totaled 31,390 shares in 2000 (117,618 shares when applying the Spin-Off conversion ratios at date of grant), and 42,647 shares in 1999 (98,946 shares when applying the Spin-Off conversion ratios at date of grant). Vested restricted stock is included in the weighted average shares outstanding calculation for basic earnings per share. Unvested restricted stock is included in the weighted average shares outstanding calculation for diluted earnings per share. See the Earnings Per Share section of Note 3 for further discussion.

     As permitted by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to continue following the guidance of APB Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees. For the fiscal years ended October 31, 2001, 2000 and 1999, expenses related to Massey's various stock compensation plans (with the exception of stock options) totaled $5.8 million, $3.8 million and $6.3 million, respectively. Under APB Opinion No. 25, no compensation cost is recognized for the Company's stock option plans because vesting provisions are based only on the passage of time and because the Company granted the options at an exercise price equal to the average of the high and low of the quoted market price of the Company's stock on the date of grant. Had the Company recorded compensation expense using the accounting method recommended by SFAS No. 123, net earnings and diluted earnings per share would have been reduced to the pro forma amounts as follows:

Year ended                                 2001           2000           1999
October 31,                             (Restated)     (Restated)     (Restated)
-----------------                       ----------     ----------     ----------
(in thousands, except per share amounts)
Net (loss) earnings
     As reported                        $ (5,420)       $ 78,531       $ 102,543
     Pro forma                          $ (6,795)       $ 76,931       $ 101,773
Diluted net (loss)
   earnings per share
     As reported                        $  (0.07)       $   1.07       $    1.40
     Pro forma                          $  (0.09)       $   1.05       $    1.39

     The estimated fair value as of the date of grant for options granted to Massey employees in 2001, 2000 and 1999 was determined using the Black-Scholes option-pricing model based on the following weighted average assumptions (assumptions applied in 2000 and 1999 were determined by Fluor):

                                   2001      2000      1999
                                   -----     -----     -----
Expected option lives (years)         5         6         6
Risk-free interest rates           4.29%     6.03%     4.43%
Expected dividend yield            0.81%     1.74%     1.37%
Expected volatility                37.1%     39.8%     33.4%

     The weighted average fair value of options granted by the Company during 2001 determined using the Black-Scholes option-pricing model was $7.22 and the weighted average fair value of options granted by Fluor to Massey employees during 2000 and 1999 determined using the Black-Scholes option-pricing model was $18.00 and $15.06, respectively (prior to conversion).


     The following table summarizes stock option activity:

                                                                       Weighted Average
                                                      ----------------------------------------------------
                                                                                          Exercise Price
                                                       Stock Options                        Per Share
                                                      -----------------                 ------------------
Outstanding at October 31, 1998                                 335,816                 $            49.24

Granted                                                         113,860                 $            42.88
Expired or Cancelled                                             (6,950)                $            56.77
Exercised                                                          (980)                $            35.09
                                                      -----------------                 ------------------
Outstanding at October 31, 1999                                 441,746                 $            47.51

Granted                                                         290,080                 $            44.31
Expired or Cancelled                                            (52,010)                $            48.61
Exercised                                                        (6,755)                $            35.09
                                                      -----------------                 ------------------
Outstanding at October 31, 2000                                 673,061                 $            47.16

Conversion adjustment to shares at Spin-Off                   1,960,581
Granted                                                         875,961                 $            19.78
Expired or Cancelled                                           (375,486)                $            12.12
Exercised                                                      (817,110)                $            11.47
                                                      -----------------                 ------------------
Outstanding at October 31, 2001                               2,317,007                 $            14.89

Exercisable at:
October 31, 1999 (pre-conversion shares)                        227,827
October 31, 2000 (pre-conversion shares)                        257,850
October 31, 2001                                              1,243,903

     Characteristics of outstanding stock options at October 31, 2001 are as follows:
                                            Outstanding Options                                      Exercisable Options
                     -----------------------------------------------------------------    ------------------------------------------
Range of Exercise                             Weighted Average       Weighted Average                              Weighted Average
      Price                Shares              Remaining Life         Exercise Price            Shares              Exercise Price
-----------------    ------------------      ------------------     ------------------    ------------------      ------------------
$ 8.65 - 10.93                  977,140                     7.4     $            10.52               846,336      $            10.51
$12.50 - 13.03                  178,814                     5.6     $            12.75               109,709      $            12.68
$14.56 - 18.86                  287,858                     4.3     $            16.17               287,858      $            16.17
$19.42 - 20.11                  873,195                     9.9     $            19.78                  --                      --
                     ------------------                                                   ------------------
$ 8.65 - 20.11                2,317,007                     7.8     $            14.89             1,243,903      $            12.01
                     ==================      ==================     ==================    ==================      ==================

     At October 31, 2001, there are 5,320,765 shares available for future grant under the Company's stock plans. Available for grant includes shares which may be granted as either stock options or restricted stock, as determined by the Committee under the Company's various stock plans.

9.    Lease Obligations

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

     The following presents future minimum rental payments, by year, required under operating leases with initial terms greater than one year, in effect at October 31, 2001:

                                    Minimum Rentals (in thousands)
Year                                ------------------------------
2002                                         $   51,922
2003                                             47,354
2004                                             43,849
2005                                             39,968
2006                                             26,546
Thereafter                                        7,748
                                             ----------
                                             $  217,387
                                             ==========

10.   Contingencies and Commitments

     On October 20, 1999, the U.S. District Court for the Southern District of West Virginia issued an injunction which prohibits the construction of valley fills over both intermittent and perennial stream segments as part of mining operations. While the Company is not a party to this litigation, virtually all mining operations, including Massey, utilize valley fills to dispose of excess materials. On April 24, 2001, the Fourth Circuit Court of Appeals overruled the district court, finding that the 11th Amendment to the U.S. Constitution barred the suit against WVDEP in Federal Court. On July 13, 2001, the Fourth Circuit Court of Appeals denied the plaintiffs' petition for rehearing. In October 2001, the plaintiffs appealed the Fourth Circuit decision to the U.S. Supreme Court. On January 22, 2002, the U.S. Supreme Court refused to hear the appeal. Accordingly, challenges to WVDEP's enforcement of its mining program cannot be maintained in federal court. However, challenges may be raised in state court against WVDEP or in federal court against the federal Office of Surface Mining ("OSM"), the agency that oversees state regulation of surface mining. If and to the extent state courts rule that the WVDEP is prohibited from issuing permits for the construction of valley fills or federal courts rule that OSM is compelled to impose such a prohibition on WVDEP, all or a portion of Massey's mining operations could be affected if legislation is not passed which limits the impact of such a ruling. Massey believes it has obtained all the permits required for its current operations, including permits for the construction of valley fills. The expiration dates of the permits are largely immaterial as the law provides for a right of successive renewal. We are not aware of any attempts to revoke our current valley fill permits. Because of the uncertainties associated with the possible outcomes of the valley fill cases, we cannot estimate the potential or expected impact on our operations. Further, we cannot estimate the length of time we would be able to continue operating under our existing permits or the rate at which production can be expected to decline if valley fills are determined to no longer be an acceptable means of disposing of our fill because there are numerous variables involved in making such an estimate. Therefore, any attempt to forecast such an estimate is highly problematic and likely to be unreliable. The Company expects that it would be able to continue operating surface mines even if the construction of valley fills is prohibited, however, the costs of such mining will increase as a result of using alternate methods to dispose of excess materials. The Company's competitors in the Central Appalachian region would be subject to the same restrictions and, therefore, would be expected to incur similarly increased costs. The Company anticipates that the restrictions on mining and general increases in costs would be reflected in higher coal prices that would tend to offset much of the increased costs.

     On July 31, 1997, the Company acquired United Coal Company and its subsidiary, Wellmore Coal Corporation ("Wellmore"). Wellmore was party to a coal supply agreement (the "CSA") with Harman Mining Corporation and certain of its affiliates ("Harman"), pursuant to which Harman sold coal to Wellmore. In December 1997, Wellmore declared force majeure under the CSA and reduced the amount of coal to be purchased from Harman as a result thereof. Wellmore declared force majeure because its major customer for the coal purchased under the CSA was forced to close its Pittsburgh, Pennsylvania coke plant due to regulatory action. The Company subsequently sold Wellmore, but retained responsibility for any claims relating to this declaration of force majeure. In

June 1998, Harman filed a breach of contract action against Wellmore in Buchanan County, Virginia Circuit Court. In fiscal year 2000, a jury returned a verdict finding that Wellmore did breach the CSA and awarding Harman $6 million in damages. The Company on August 6, 2001 filed a petition for appeal of the adverse determination on liability and damages to the Supreme Court of Virginia. Based on management's weighting of the probable outcomes of the Company's appeal in this matter, an accrual of $5.4 million with respect to the Virginia verdict was established in fiscal year 2000. Additionally, on October 29, 1998, Harman and its sole shareholder, Hugh Caperton, filed a separate action against Massey and certain of its subsidiaries in Boone County, West Virginia, Circuit Court, alleging that Massey and its subsidiaries tortiously interfered with Harman's contract with Wellmore and, as a result, caused Harman to go out of business. The case had not yet gone to trial as of January 31, 2002.

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

     The Company recorded a $3 million charge in the fourth quarter of 2000 relating to the slurry spill. At January 31, 2002, this amount was the Company's best estimate based on current facts and circumstances of its uninsured exposure. The charge represents an accrual of $46.5 million in estimated spill-related clean-up costs and liabilities net of $43.5 million in probable insurance recoveries. Spill-related clean-up costs include remediation costs and fines and penalties. In the consolidated balance sheet as of October 31, 2001 and 2000, the accruals related to this matter of $11.5 million and $46.5 million, respectively, are included in other current liabilities and probable insurance recoveries of $20.5 million and $43.5 million, respectively, are included in trade and other accounts receivable. Massey continues to seek insurance reimbursement of any and all covered costs. The Company is not aware of any instance in which it was or is not in compliance with provisions of its insurance agreements. To date, the Company's insurance carriers have not disputed coverage under the Company's policies for claims made against it relating to the October 11, 2000 incident, except that one of our carriers has stated that it believes its policy does not provide coverage for punitive damages. Although the remediation efforts are largely complete, the degree of uncertainty with respect to potential claims, fines and penalties make it reasonably possible that the Company's estimates with respect to the slurry spill could change. Ultimate resolution with respect to any current or potential legal claims could take an extended period (several years) to resolve if litigated.

     The West Virginia Department of Environmental Protection ("WVDEP") has also issued orders to various Massey subsidiaries ordering them to show cause why permits for those subsidiaries should not be suspended or revoked because of alleged patterns of violations relating to water quality. A pattern of violations can be found when there are two or more violations of a same or similar type within a 12-month period. The show cause orders set forth below typically involve between 3 and 5 violations in the alleged pattern. In particular, WVDEP has issued such orders to: (1) Green Valley Coal Company, for two refuse area permits on March 6, 2001 for three notices of violation related to effluent limits on a refuse area permit, and on August 21, 2001 for five notices of violation relating to effluent limits and the hydrologic balance on another refuse area permit; (2) Marfork Coal Company, for its refuse impoundment permit on June 7, 2001 for seven notices of violation relating to effluent limits, the hydrologic balance and sediment control on its refuse impoundment permit; (3) Independence Coal Company, for its preparation plant permit on August 24, 2001 for three notices of violation and three cessation orders relating to sediment control on its preparation plant permit, for its refuse impoundment permit on August 29, 2001 for two notices of violation and one cessation order relating to effluent limits, refuse placement and sediment control on its refuse impoundment permit, and for its Justice Mine permit on September 19, 2001 for three notices of violation and one cessation order relating to drainage control on its Justice Mine permit; and (4) Omar Mining Company, for its joint refuse area and preparation plant permit on October 5, 2001 for four notices of violation and two cessation orders relating to drainage control and effluent limits on its joint refuse area and preparation plant permit. Hearings for these subsidiaries to show cause why the permits should not be suspended or revoked were held for Marfork on October 25, 2001; Green Valley on June 14, 2001 and November 6, 2001; Independence on December 5-6, 2001; and Omar on January 22, 2002. In the event of an adverse determination, the affected permits could be suspended or revoked. If a permit is revoked, Massey and its subsidiaries could be prohibited from receiving additional permits. On January 2, 2002, WVDEP entered an order finding a pattern of violations and suspending Green Valley's above-referenced refuse area permits for three days. Green Valley obtained a stay of enforcement of the order pending appeal and filed an appeal of the order. On January 14, 2002, WVDEP entered an order finding a pattern of violations and suspending operations on Marfork's refuse impoundment permit for fourteen days. Marfork obtained a stay of enforcement of the order pending appeal and filed an appeal of the order. When the companies became aware of the alleged violations they were quickly remedied or abated. The companies are vigorously defending these enforcement actions.

     The potential impact on operations from a permit suspension in the show cause proceedings varies. For example, the Green Valley operations are not currently mining or processing coal; therefore, a suspension at those operations would not impact earnings. At the Independence, Omar and Marfork operations, suspensions could impact earnings to the extent that downtime cannot be offset by increases in production and/or coal sales at other times or at other operations. The impact of suspensions at these operations could also vary depending on when the suspensions are served. For example, suspensions served over weekends or during scheduled maintenance periods would have lesser impacts. We do not believe the impact of the suspensions is likely to be material. We have not accrued lost profits for any WVDEP show cause proceeding detailed herein. We would expect lost profits with respect to all of the WVDEP show cause proceedings not to exceed $2 million. Historically, the remedy of revocation and bond forfeiture has been reserved for operations that do not have the financial ability to continue operations and conduct reclamation. The remedy of permit revocation and bond forfeiture is used to obtain the operator's reclamation bond in order to achieve reclamation. Given the Company's financial position, the Company believes that its permits are not in jeopardy of revocation. The cost of defending these matters is not material.

     If the affected Massey subsidiaries are unsuccessful in defending or reaching an acceptable resolution of these orders with the WVDEP, there is a possibility that a suspension of operations could have a significant effect on Massey's overall operations.

The Company is involved in various other legal actions incident to the conduct of its businesses. Management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

11.   Spin-Off Transaction

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

     o Fluor's previously issued $300 million of 6.95 percent Senior Notes due March 1, 2007, with o interest payable semi-annually on March 1 and September 1 of each year, became the obligation of Massey; and

     o Massey issued $275 million of its own commercial paper and utilized $3.5 million of cash to refund the $278.5 million of Fluor commercial paper assumed as a result of the Spin-Off.

     Massey's equity structure was also impacted as a result of the Spin-Off. As noted above, Massey assumed from Fluor $300 million of 6.95 percent Senior Notes, $278.5 million of Fluor commercial paper, other equity contributions from Fluor, and assumed Fluor's common stock equity structure.

12.    Debt

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

     As a result of the Spin-Off (see Note 11), the Company assumed from Fluor $300 million of previously issued 6.95 percent Senior Notes (the "Notes") due March 1, 2007. The Notes were issued in March 1997 and were sold at a discount for an aggregate price of $296.7 million. Interest is payable semiannually on March 1 and September 1 of each year, commencing September 1, 1997. The Notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to the greater of (i) 100 percent of the principal amount of the Notes or (ii) as determined by a Quotation Agent as defined in the offering prospectus.

     Total interest paid for the period ended October 31, 2001, was $34.8 million and was not material for the periods ended October 31, 2000 and 1999.

13.     Appalachian Synfuel, LLC

     Appalachian Synfuel, LLC (the "LLC") was formed in 1997 as a wholly owned subsidiary of Fluor Corporation to manufacture and market synthetic fuel. The LLC became a wholly owned subsidiary of Massey in November 2000 when the Spin-Off occurred. As a provider of synthetic fuel, the LLC generates tax credits for its owners; however, because of the Company's tax position it currently is unable to utilize the tax credits generated by the LLC. In order to monitize the value of our investment, we sought to sell an interest in the LLC to an entity that could benefit currently from the tax credits generated. In order to facilitate such a transaction, the LLC agreement was amended to divide the ownership interest into three traunches, Series A, Series B and Series C.

     Under the amended LLC agreement, the Series A owner generally is entitled to the risks and rewards of the first 475,000 tons of production, including the right to the related tax credits. The Series B owner is generally entitled to the risks and rewards of all excess production up to the rated capacity of 1.2 million tons. The Series C owner is entitled to the amount of working capital on the day of the transaction (March 15, 2001). The Series C owner is responsible for providing recourse working capital loans to the Company going forward at a specified indexed interest rate. As a result, the Series C owner will fund the daily operations of the LLC. The Series C owner also has the responsibility at the end of the term of the LLC agreement, to wind up the affairs of the LLC, disposing of all assets and settling liabilities.

     On March 15, 2001, the Company sold 98% of its Series A interest in the LLC, contingent upon a favorable Internal Revenue Service ruling, which was received in September 2001. The Company received cash of $3.6 million, a recourse promissory note for $15.2 million that will be paid in quarterly installments of $765,000 including interest, and a contingent promissory note that is paid on a cents per Section 29 credit dollar earned based on synfuel tonnage shipped. A deferred gain of $11.9 million as of October 31, 2001, is included in other noncurrent liabilities to be recognized ratably though 2007. Massey's subsidiary, Marfork Coal Company, Inc., will continue to manage the facility under an operating agreement.

14. Quarterly Information (Unaudited)

     As discussed in Note 2, the Company recently resolved certain accounting and disclosure issues resulting from a review by the Securities and Exchange Commission (SEC) of its October 31, 2001 Annual Report on Form 10-K and subsequently filed periodic reports on Forms 10-Q. The issues which are explained more fully below involve corrections to the timing of recognition of certain charges related to claims against the Company and its accounting method for black lung liabilities and related expense recognition. The adjustments mentioned below have been fully reflected in the Company's financial statements presented herein. The quarterly financial information for 2001 is, by means of this filing, being restated to reflect these adjustments.

The adjustments are as follows:

     The consolidated financial statements for the year ended October 31, 2001 are restated to include a $6.9 million pre-tax charge related to the January 2002 settlement of claims for workers' compensation liabilities incurred by independent contractors. This charge was previously reflected in the two-month transition period ended December 31, 2001.

     The consolidated financial statements for the year ended October 31, 2001 are restated to include a $2.5 million pre-tax charge in connection with a wrongful employee discharge lawsuit. This charge was previously reflected in the two-month transition period ended December 31, 2001.

     The consolidated financial statements for each quarter of 2001 and 2000 have also been restated to apply the service period approach described in SFAS No. 106 as allowed under SFAS No. 112 Employers' Accounting for Postemployment Benefits to the Company's obligations with respect to coal worker's pneumoconiosis (black lung). Previously, the Company utilized a different actuarial approach. Trust assets previously offset against the Company's black lung liability have been reclassified to other current assets and accounted for under SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities. The restatement increased pre-tax income in the three-months ended January 31,2001, April 30, 2001, July 31, 2001, and October 31, 2001, by $0.7
million, $0.7 million, $0.7 million, and $0.3 million, respectively. The restatement reduced pre-tax income in each quarter of 2000 by $0.3 million.

     Also, as discussed in Note 2, the Company has reclassified all periods presented to present Freight and Handling Revenues and Costs and Purchased Coal Revenues and Costs on a gross rather than net basis.

     Set forth below is the Company's quarterly financial information for the year ended October 31, 2001. Included below are the previously reported as well as restated amounts for each of the following periods: three-months ended January 31, 2001, April 30, 2001, July 31, 2001, and October 31, 2001.

                                                                   Three months ended
                             ------------------------------------------------------------------------------------------------
(In  thousands,   except  per      January 31,             April 30,               July 31,               October 31,
share amounts)                         2001                 2001 (1)               2001 (2)                2001 (3)
                             ------------------------------------------------------------------------------------------------
                                Previously             Previously             Previously              Previously
                                 Reported    Restated   Reported   Restated    Reported    Restated    Reported     Restated
                                 --------    --------   --------   --------    --------    --------  ------------   --------
Total revenue                   $ 280,329   $ 324,728  $ 317,788  $ 359,644   $ 311,536   $ 354,990     $344,103   $ 392,499
Income (loss) from operations       3,590       4,248      8,367      9,025     (5,738)     (5,081)       10,491       1,354
Earnings (loss) before taxes      (2,216)     (1,558)      3,249      3,907    (13,622)    (12,965)        3,832     (5,305)
Net earnings (loss)               (1,352)       (951)      2,081      2,482     (9,394)     (8,993)        7,615       2,042

Earnings (loss) per share:
     Basic and diluted           $ (0.02)    $ (0.01)    $  0.03    $  0.03    $ (0.13)    $ (0.12)      $  0.10     $  0.03



                                                                   Three months ended
                             ------------------------------------------------------------------------------------------------
(In  thousands, except per        January 31,             April 30,               July 31,               October 31,
share amounts)                         2000                   2000                 2000 (4)                2000 (5)
                             ------------------------------------------------------------------------------------------------
                                Previously             Previously             Previously              Previously
                                 Reported    Restated   Reported   Restated    Reported    Restated    Reported     Restated
                                 --------    --------   --------   --------    --------    --------  ------------   --------
Total revenue                   $ 272,291   $ 309,188  $ 278,403  $ 328,907   $ 293,370   $ 334,445    $ 296,608   $ 340,158
Income loss from operations        29,719      29,607     28,179     28,067      37,723      37,611        1,279       1,167
Earnings loss before taxes         34,421      34,309     32,377     32,265      48,399      48,287        7,017       6,905
Net earnings loss                  23,853      23,785     20,857     20,789      32,365      32,297        1,729       1,661

Earnings loss per share:
     Basic and diluted            $  0.32     $  0.32    $  0.28    $  0.28      $ 0.44      $ 0.44      $  0.02     $  0.02

(1) On March 15, 2001, the Company sold a substantial interest in its synfuel producing subsidiary, Appalachian Synfuel, LLC. See Note 11 for further information. Additionally, earnings for the second quarter 2001 include a reduction in cost of produced coal revenue of $6.5 million pre-tax and interest income of $3.2 million pre-tax related to the refund of black lung excise taxes.
(2) Loss for the third quarter 2001 includes a $7.5 million pre-tax adjustment related to the write-off of unamortized longwall panel development costs. The Company decided in the third quarter to move the longwall unit to another mine to take advantage of better mining conditions. Additionally, the loss includes a reduction of cost of produced coal revenue of $3.0 million pre-tax related to the refund of black lung excise taxes.
(3) Earnings for the fourth quarter 2001 include a charge of $6.9 million pre-tax related to the settlement with the State of West Virginia regarding Worker's Compensation liabilities incurred by independent contractors, and $2.5 million pre-tax related to an increase in reserves for a wrongful employee discharge suit.
(4) Earnings for the third quarter 2000 include a $12.0 million pre-tax reduction to cost of produced coal revenue and $5.3 million pre-tax in interest income related to the refund of black lung excise taxes.
(5) Earnings for the fourth quarter 2000 include a $3 million pretax reduction to cost of produced coal revenue related to the refund of black lung excise taxes. Additionally, fourth quarter 2000 results include a bad debt expense charge of $7.1 million pre-tax related to the bankruptcy of a major steel customer.

15.   Subsequent Events

     In December 2001, a substantial customer, Enron Corporation, filed for bankruptcy protection. As a result, the Company increased its reserve to $4.5 million in December 2001 related to its exposure to this customer.

     On December 15, 2001, an adverse judgment of $2.5 million was rendered against the Company in a wrongful employee dismissal case that was tried in Mingo County, West Virginia. At the time of trial, the Company had a loss accrual of $500,000 for this contingent liability. After the verdict, the Company increased its accrual to $3 million to cover the cost of the judgment and expected pre-judgment interest. Post judgment motions are pending in the trial court. A charge of $2.5 million is included in cost of produced coal revenue for the fiscal year ended October 31, 2001.

     On December 19, 2001, the Company agreed to make payments to a customer in lieu of shipping coal contracted for 2002. The shipments of 672,132 tons were to be made approximately ratably between January 2002 and December 2002. The price per ton of $23.98 was below the assumed spot market price at that time. The Company agreed to pay $2.5 million (monthly payments of $208,333 starting in January 2002) to buy out this below-market contract. A charge of $2.5 million was recognized in the two-month period ended Decemeber 31, 2001 to reflect that agreement.

     The West Virginia Workers Compensation Division filed suits in April 1998 against several coal companies, including several subsidiaries of Massey, for delinquent workers' compensation premiums from the 1980s and early 1990s owed by former contractors and licensees of such coal companies. In late 1999, the West Virginia Workers Compensation Division agreed to dismiss these lawsuits. In early 2001, the Affiliated Construction Trades Council filed a complaint in the Circuit Court of McDowell County, West Virginia seeking to reinstate these lawsuits. By opinion dated October 23, 2001, the court held that the cases could be reinstated. In December 2001, in lieu of potentially reinstating the lawsuits, the State of West Virginia and several coal operators, including Massey, began discussions regarding a settlement of potential claims. In January 2002, Massey agreed to settle such claims for $6.9 million in exchange for a release of all such claims. A charge of $6.9 million is included in cost of produced coal revenue for the fiscal year ended October 31, 2001.

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

     On August 1, 2002, the jury in the October 29, 1998 Harman case discussed in Note 10 awarded the plaintiffs $50 million in compensatory and punitive damages. Massey is vigorously pursuing post-judgement remedies, and various motions filed in the trial court have been fully briefed and argued. Massey will appeal to the West Virginia Supreme Court of Appeals, if necessary. In the second quarter of 2002, the Company recorded a liability of $25.6 million, which the Company believes is a fair estimate of the eventual payout related to this matter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

     Biographical information of Executive Officers is included in Item 4 of this Form 10-K. Other information required by this item is included in the Biographical section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of Massey's fiscal year ended October 31, 2001. The Company provides the following additional biographical information:

     Mr. Gardner is a sole practitioner in the private practice of law; and

     Mr. Gee has been Chancellor of Vanderbilt University since 1998.

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

                                     Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Documents filed as part of this report:

1.   Financial Reports:

       Consolidated Statements of Earnings for the Fiscal Years Ended October 31, 2001, 2000 and 1999

       Consolidated Balance Sheets at October 31, 2001 and October 31, 2000

       Consolidated Statements of Cash Flows for the Fiscal Years Ended October 31, 2001, 2000 and 1999

       Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended October 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

2. Financial Statement Schedules: Except for any schedules listed below, all schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

        Schedule II - Valuation and Qualifying Accounts

3.   Exhibits:

Exhibit No.                       Description
-----------                       -----------

3.1 Restated Certificate of Incorporation of Massey, as amended [filed as Exhibit 3.1 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
3.2 Restated Bylaws (as amended effective January 22, 2002) of Massey Energy Company 4.1 Fluor Corporation Dividend Reinvestment Plan (as amended and restated June 30, 1995) [filed as Exhibit 4.2 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated by reference]
4.2 Indenture dated as of February 18, 1997 between Fluor Corporation and Banker's Trust Company, trustee [filed as Exhibit 4.1 to Form 8-K filed March 7, 1997 and incorporated by this reference].
10.1 Credit Agreement dated as of November 30, 2000, among Massey Energy Company, as Borrower, A. T. Massey Coal Company, Inc., as Guarantor, Citibank, N. A., as Administrative Agent, PNC Bank, National Association, as Syndication Agent, First Union National Bank, as Documentation Agent, and the lenders party thereto, for a maximum principal amount at any one time outstanding not to exceed $250,000,000 [filed as Exhibit 10.1 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2001, filed with the Securities and Exchange Commission on January 9, 2002, and incorporated by reference]
10.2 Amendment to Credit Agreement dated as of November 27, 2001, among Massey Energy Company, as Borrower, A. T. Massey Coal Company, Inc., as Guarantor, Citibank, N. A., as Administrative Agent, PNC Bank, National Association, as Syndication Agent, First Union National Bank, as Documentation Agent, and the lenders party thereto, for a maximum principal amount at any one time outstanding not to exceed $250,000,000 [filed as Exhibit 10.2 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2001, filed with the Securities and Exchange Commission on January 9, 2002, and incorporated by reference]
10.3 Massey Energy Company 1999 Executive Performance Incentive Plan (as amended and restated effective November 30, 2000) [filed as Exhibit
            10.1 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
10.4 Massey Executive Deferred Compensation Program (as amended and restated effective November 30, 2000) [filed as Exhibit 10.2 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]

10.5        Massey Energy Company Executive Physical Program [filed as Exhibit
            10.3 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
10.6        Massey Energy Company Directors' Life Insurance Summary [filed as
            Exhibit 10.4 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
10.7        Massey Energy Split Dollar Life Insurance Program Summary [filed as
            Exhibit 10.5 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
10.8 Massey Energy Company 1988 Executive Stock Plan (as amended and restated effective November 30, 2000) [filed as Exhibit 10.6 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]

10.9        Massey Energy Company Change of Control Compensation Plan (as
            amended and restated effective November 30, 2000) [filed as Exhibit
            10.7 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
10.10       Massey Energy Company 1982 Shadow Stock Plan [filed as Exhibit 10.8 to Massey's annual report on Form 10-K for the fiscal year ended
            October 31, 2000 and incorporated by reference]
10.11       Massey Energy Company 1997 Stock Appreciation Rights Plan [filed as
            Exhibit 10.9 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
10.12       A. T. Massey Coal Company, Inc. Supplemental Benefit Plan [filed as
            Exhibit 10.10 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
10.13       A. T. Massey Coal Company, Inc. Executive Deferred Compensation Plan
            [filed as Exhibit 10.11 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
10.14       Massey Energy Company 1997 Restricted Stock Plan for Non-Employee
            Directors (as amended and restated effective November 30, 2000)
            [filed as Exhibit 10.12 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
10.15       Massey Energy Company 1996 Executive Stock Plan (as amended and restated effective November 30, 2000) [filed as Exhibit 10.13 to
            Massey's annual report on Form 10-K for the fiscal year ended
            October 31, 2000 and incorporated by reference]
10.16       Massey Energy Company Stock Plan for Non-Employee Directors (as
            amended and restated effective November 30, 2000) [filed as Exhibit
            10.14 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
10.17       Massey Energy Company Deferred Directors' Fees Program [filed as
            Exhibit 10.15 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]
10.18       Employment Agreement between Massey Energy Company, A.T. Massey Coal
            Company, Inc. and Don L. Blankenship dated as of November 1, 2001
            [filed as Exhibit 10.18 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2001, filed with the Securities and Exchange Commission on January 9, 2002, and incorporated by reference]
10.19       Consulting Agreement between James L. Gardner and A. T. Massey Coal
            Company, Inc. dated as of February 23, 2000 [filed as Exhibit 10.18 to Massey's annual report on Form 10-K for the fiscal year ended
            October 31, 2000 and incorporated by reference]
10.20       Amendment to Consulting Agreement between James L. Gardner and A. T.
            Massey Coal Company dated February 23, 2000 [filed as Exhibit 10.19 to Massey's annual report on Form 10-K for the fiscal year ended
            October 31, 2000 and incorporated by reference]
10.21       Special Successor and Development Retention Program between Fluor
            Corporation and Don L. Blankenship dated as of September 1998 [filed as Exhibit 10.21 to Fluor's annual report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by this reference]
10.22       Distribution Agreement between Fluor Corporation and Massey Energy
            Company dated as of November 30, 2000 [filed as Exhibit 10.1 to
            Massey's current report on Form 8-K filed December 15, 2000 and incorporated by this reference]
10.23       Tax Sharing Agreement between Fluor Corporation, Massey Energy
            Company and A. T. Massey Coal Company, Inc. dated as of November 30,
            2000 [filed as Exhibit 10.2 to Massey's current report on Form 8-K filed December 15, 2000 and incorporated by this reference]
10.24       First Amendment to the A.T. Massey Coal Company, Inc. Executive
            Deferred Compensation Plan [filed as Exhibit 10.23 to Massey's annual report on Form 10-K for the fiscal year ended October 31,
            2000 and incorporated by reference]
21          Massey Energy Company Subsidiaries [filed as Exhibit 21 to Massey's annual report on Form 10-K for the fiscal year ended October 31,
            2001, filed with the Securities and Exchange Commission on January
            9, 2002, and incorporated by reference]
23          Consent of Independent Auditors
24          Manually signed Powers of Attorney executed by Massey directors
            [filed as Exhibit 24 to Massey's annual report on Form 10-K for the fiscal year ended October 31, 2001, filed with the Securities and Exchange Commission on January 9, 2002, and incorporated by reference]

99.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.,
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2        Certification of Chief Financial Officer pursuant to 18 U.S.C.,
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K:

            Current Report on Form 8-K filed November 5, 2001 announcing change of Massey's fiscal year end from October 31 to December 31.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MASSEY ENERGY COMPANY

March 31, 2003

                                          By:  /s/ K.J. STOCKEL
                                             -------------------------------
                                             K. J. Stockel
                                             Senior Vice President and
                                             Chief Financial Officer

                                 CERTIFICATIONS


I, Kenneth J. Stockel, certify that:

1. I have reviewed this amended and restated annual report on Form 10-K/A of Massey Energy Company;

2. Based on my knowledge, this amended and restated annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended and restated annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended and restated annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended and restated annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended and restated annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended and restated annual report (the "Evaluation Date"); and

         c) presented in this amended and restated annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this amended and restated annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                                             /s/ K. J. Stockel
                                             --------------------------
                                             K. J. Stockel
                                             Senior Vice President and
                                             Chief Financial Officer

                                 CERTIFICATIONS


I, Don L. Blankenship, certify that:

1. I have reviewed this amended and restated annual report on Form 10-K/A of Massey Energy Company;

2. Based on my knowledge, this amended and restated annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended and restated annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended and restated annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended and restated annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended and restated annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended and restated annual report (the "Evaluation Date"); and

         c) presented in this amended and restated annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this amended and restated annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 31, 2003
                                             /s/ D. L. Blankenship
                                             -----------------------------------
                                             D. L. Blankenship
                                             Chairman, Chief Executive Officer
                                             and President


                                                     MASSEY ENERGY COMPANY

                                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                   (In Thousands of Dollars)



                                                          Balance at     Charged to
                                                          Beginning      Costs and                                     Balance at
                     Description                            of Year       Expenses      Deductions (1)    Other (2)    End of Year
------------------------------------------------------    -----------    -----------    --------------    ---------    ------------
YEAR ENDED OCTOBER 31, 2001

     Reserves deducted from asset accounts:
      Allowance for accounts and notes receivable      $      12,899  $      (1,527) $           (24)  $    (1,500) $        9,848

YEAR ENDED OCTOBER 31, 2000

     Reserves deducted from asset accounts:
      Allowance for accounts and notes receivable              6,587          6,333              ---           (21)         12,899

YEAR ENDED OCTOBER 31, 1999

     Reserves deducted from asset accounts:
      Allowance for accounts and notes receivable              6,903           (204)              (21)         (91)          6,587



(1)      Reserves utilized, unless otherwise indicated.
(2)      Reclassifications, unless otherwise indicated.