Form 10-Q/A
period 2001-12-31
MASSEY ENERGY CO
filed 2003-04-11
CIK 37748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

EXPLANATORY NOTE

This Amendment No. 1 to the transitional Quarterly Report on Form 10-Q of Massey Energy Company for the two-month transition period ended December 31, 2001, is being filed to make certain changes as agreed to in discussion with the Securities and Exchange Commission in connection with its review and comment on our reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934. This Amendment No. 1 amends and restates Items 1, 2, 3 of Part I, and Item 6 of Part II of the Registrant’s transitional Quarterly Report on Form 10-Q for the two-month period ended December 31, 2001, as filed by the Registrant on February 14, 2002.

The principal changes include amendments to financial information and disclosures to:

(1)	Restate financial statements for the two-month transition period ended December 31, 2001, to recognize in the fourth quarter of the fiscal year ended October 31, 2001, the $6.9 million charge related to the settlement of claims for delinquent workers’ compensation premiums, which was recognized previously in the transition period ended December 31, 2001.

(2)	Restate financial statements for the two-month transition period ended December 31, 2001, to recognize in the fourth quarter of the fiscal year ended October 31, 2001, the $2.5 million charge in connection with a wrongful employee discharge lawsuit which was recognized previously in the transition period ended December 31, 2001.

(3)	Restate financial statements for the two-month transition period ended December 31, 2001 to recognize a $3.0 million reduction in bad debt reserves for a receivable from a large bankrupt customer, which was recognized previously in the first quarter ended March 31, 2002. The balance sheet herein has been changed by an increase of $3.0 million in the trade and other accounts receivable account (in Current Assets) to reflect this correction of an error.

(4)	Restate financial statements to retroactively adopt and apply a service period approach as described in Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions” and as allowed by Statement of Financial Accounting Standards (SFAS) No. 112 “Employers’ Accounting for Postemployment Benefits” to the Company’s obligations with respect to coal workers’ pneumoconiosis (black lung). Previously, the Company utilized a different actuarial approach, which has been determined not to be in accordance with GAAP. See the explanatory note in Massey’s amended and restated annual report on Form 10-K/A for the fiscal year ended October, 31, 2001, filed on March 31, 2003, for further discussion of the black lung restatements.

Information included in the original transitional Quarterly Report on Form 10-Q has not been amended by this Form 10-Q/A to reflect any information or events subsequent to the filing of the original transitional Quarterly Report on Form 10-Q. Except as otherwise indicated, use of words used herein such as “to date,” “current” or “currently” and “present” or “presently” shall refer to the time frame in which the original transitional Quarterly Report on Form 10-Q for the two-month transition period ended December 31, 2001 was filed.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Transition Period from November 1, 2001 to December 31, 2001

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	TWO MONTHS ENDED DECEMBER 31,
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS	2001	2000
	(Restated)	(Restated)
Revenues
Produced coal revenue	$204,753	$168,809
Freight and handling revenue	18,912	21,893
Purchased coal revenue	16,999	6,301
Other revenue	5,779	3,774

Total revenues	246,443	200,777
Costs and expenses
Cost of produced coal revenue	191,957	147,283
Freight and handling costs	18,912	21,893
Cost of purchased coal revenue	16,081	6,301
Depreciation, depletion and amortization applicable to:
Cost of produced coal revenue	30,293	28,538
Selling, general and administrative	899	293
Selling, general and administrative	7,510	5,888

Total costs and expenses	265,652	210,196

Loss before interest and taxes	(19,209)	(9,419)
Interest income	987	2,123
Interest expense	(5,302)	(3,719)

Loss before taxes	(23,524)	(11,015)
Income tax benefit	(8,723)	(4,296)

Net loss	$(14,801)	$(6,719)

Loss per share (Note 7)
Basic	$(0.20)	$(0.09)

Diluted	$(0.20)	$(0.09)

Shares used to calculate loss per share (Note 7)
Basic	74,131	74,098

Diluted	74,131	74,098

Dividends declared per share	—	$0.04

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	DECEMBER 31,	OCTOBER 31,
$ IN THOUSANDS	2001	2001 *
	(Restated)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$5,544	$5,664
Trade and other accounts receivable	187,390	198,885
Inventories	155,793	141,483
Deferred taxes	13,572	13,572
Income taxes receivable	1,880	1,880
Other current assets	99,641	96,034

Total current assets	463,820	457,518
Net Property, Plant and Equipment	1,619,698	1,613,133
Other Noncurrent Assets
Pension assets	79,747	80,400
Other	108,744	120,029

Total other noncurrent assets	188,491	200,429

Total assets	$2,272,009	$2,271,080

* Amounts at October 31, 2001 have been derived from audited financial statements.

(Continued On Next Page)

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

$ IN THOUSANDS	DECEMBER 31, 2001	OCTOBER 31, 2001 *
	(Restated)	(Restated)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable, principally trade and bank overdrafts	$186,810	$185,903
Short-term debt	263,101	248,231
Payroll and employee benefits	29,605	37,878
Other current liabilities	77,590	70,223

Total current liabilities	557,106	542,235
Noncurrent liabilities
Long-term debt	300,000	300,000
Deferred taxes	241,056	250,444
Other noncurrent liabilities	324,308	317,796

Total noncurrent liabilities	865,364	868,240
Shareholders’ Equity
Capital Stock
Preferred – authorized 20,000,000 shares without par value; none issued	—	—
Common – authorized 150,000,000 shares of $0.625 par value; issued and outstanding 74,773,920 and 74,543,670 shares at December 31 and October 31, 2001, respectively	46,734	46,590
Additional capital	18,559	15,541
Retained earnings	790,379	805,180
Unamortized executive stock plan expense	(6,133)	(6,706)

Total shareholders’ equity	849,539	860,605

Total liabilities and shareholders’ equity	$2,272,009	$2,271,080

* Amounts at October 31, 2001 have been derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	TWO MONTHS ENDED DECEMBER 31,
$ IN THOUSANDS	2001	2000
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,801)	$(6,719)
Adjustments to reconcile net loss to cash utilized by operating activities:
Depreciation, depletion and amortization	31,192	28,831
Deferred taxes	(8,748)	(4,296)
Loss on disposal of assets	111	1,565
Changes in operating assets and liabilities	11,682	(66,063)

Cash provided (utilized) by operating activities	19,436	(46,682)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(37,698)	(23,386)
Proceeds from sale of assets	416	—

Cash utilized by investing activities	(37,282)	(23,386)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term debt, net	14,870	(3,568)
Decrease in amount due from Fluor Corporation	—	67,554
Equity contributions from Fluor Corporation	—	2,476
Stock options exercised	2,856	—
Other, net	—	1,058

Cash provided by financing activities	17,726	67,520

Decrease in cash and cash equivalents	(120)	(2,548)
Cash and cash equivalents at beginning of period	5,664	6,929

Cash and cash equivalents at end of period	$5,544	$4,381

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	General

Effective January 1, 2002, Massey Energy Company (“Massey” or “the Company”) changed its fiscal year end from October 31 to December 31 to enhance the financial community’s ability to analyze and compare Massey to others within the coal industry. As a requirement of this change, the Company is reporting results for November and December 2001 as a separate transition (“stub”) period, with the results for the corresponding period of 2000 presented for comparative purposes.

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

Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

(2)	Restatement and Reclassification

The Company has recently resolved certain accounting and disclosure issues resulting from a review by the Securities and Exchange Commission (SEC) of its annual report on Form 10-K for the fiscal year ended October 31, 2001 and subsequently filed periodic reports of Forms 10-Q. The issues pertaining to its annual report on Form 10-K for the fiscal year ended October 31, 2001 may be found in Amendment No. 2 to the Form 10-K for the fiscal year ended October 31, 2001 filed by the Company on March 31, 2003. The issues pertaining to this transition period filing on Form 10-Q, which are explained more fully below, involve corrections to (1) the timing of recognition of certain charges related to claims against the Company, and (2) the Company’s accounting method for black lung liabilities and related expense recognition. The Company has restated its two month transition period ended December 31, 2001 to reflect the charges related to claims against the Company in the proper periods, and to account for black lung obligations under the service period approach as described in Statement of Financial Accounting Standards (“SFAS”) No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions” and as allowed by Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS No. 112”).

The restatement adjustments are as follows:

The Condensed Consolidated Financial Statements for the two month transition period ended December 31, 2001 are restated to recognize in the fourth quarter of the fiscal year ended October 31, 2001, the $6.9 million charge (pre-tax) related to the settlement of claims for delinquent workers’ compensation premiums which was previously recognized in the transition period ended December 31, 2001.

The Condensed Consolidated Financial Statements for the two month transition period ended December 31, 2001 are restated to recognize in the fourth quarter of the fiscal year ended October 31, 2001, the $2.5 million charge (pre-tax) in connection with a wrongful employee discharge lawsuit which was previously recognized in the transition period ended December 31, 2001.

The Condensed Consolidated Financial Statements for the two month transition period ended December 31, 2001 are restated to record in the two month transition period ended December 31, 2001, a reduction in the Company’s bad debt reserves of $3.0 million (pre-tax) with respect to Enron Corporation, which was previously recorded in the first quarter ended March 31, 2002. As a result, at December 31, 2001, Trade and Other Accounts Receivable increased by $3.0 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The Condensed Consolidated Financial Statements have also been restated to retroactively adopt and apply the service period approach described in SFAS No. 106 as allowed under SFAS No. 112 “Employers’ Accounting for Postemployment Benefits” to the Company’s obligations with respect to coal worker’s pneumoconiosis (black lung). Previously, the Company utilized a different actuarial approach. This change has been implemented effective November 1, 1994, the first date under which the Company was required to implement SFAS No. 112. Trust assets previously offset against the Company’s black lung liability have been reclassified to other current assets and accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

The service approach that the Company retroactively adopted differs from the previous actuarial method utilized primarily as follows:

•	The Company’s previous method accrued the difference between the estimated total black lung liability for past and future service and the actual amount recorded immediately for all shutdown locations and over a 15-year period for all active locations. The service cost method makes no distinction between active and shutdown operations.

•	Under the previous method, for active operations, the annual cost was calculated as the unreserved amount amortized over 15 years. The unreserved amount included gains and losses arising from assumptions changes and experience as well as the estimated liability for future service. The service cost method divides this into a service cost component that is spread over the future working lifetime of active employees and a gain/loss amortization component that is spread over a 5-year period.

•	Under the previous method, for inactive operations, the unreserved amount was immediately recognized. Under the service cost method, this unreserved amount would fall solely into the gain/loss amortization component and be recognized over a 5-year period.

•	The Company’s previous method included an interest cost calculated on the recorded liability, while under the service approach interest is calculated on the total accumulated benefit obligation.

•	Under the previous method, special actuarial gains or losses resulting from new experience studies were amortized on an accelerated basis (over 5 years). Under the service cost method, no such distinction exists. All gains and losses are amortized over the same period.

Both methods use the same assumptions with respect to discount rate, inflation, and benefit cost trend.

The restatement (change in black lung expense net of realized gains on reclassified trust assets) adjustment to net income was not material for the two months ended December 31, 2001, and resulted in an increase of $0.3 million for the two months ended December 31, 2000. The restatement of black lung expense and the related liability had no net impact on the Shareholders’ Equity at December 31, 2001 and October 31, 2001, as adjustments to income and expense amounts offset. Balance sheet changes as of December 31, 2001 related to the restatement were an increase in Other Non-Current Liabilities of $2.5 million, and an increase in Other Current Assets of $2.4 million. At October 31, 2001, Other Non-Current Liabilities increased by $2.4 million and Other Current Assets increased by $2.4 million.

The Company has also reclassified all periods presented to present Freight and Handling Revenue and Costs and Purchased Coal Revenue and Costs on a gross rather than net basis. Previously, these items were presented “net” in Other Revenue. The net amount included in Other Revenue was $0.9 million in the two months ended December 31, 2001. The net amount included in Other Revenue was not material for the two months ended December 31, 2000. These changes have been made to conform to the requirements of Emerging Issues Task Force (EITF) Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs” and EITF Issue No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Set forth below is a comparison of the previously reported and restated consolidated net loss and per share amounts for the two months ended December 31, 2001 and 2000.

	Two months ended December 31, 2001		Two months ended December 31, 2000
	(In thousands, except per share amounts)
	As Reported	As Restated	As Reported	As Restated
Net loss	$(22,391)	$(14,801)	$(6,986)	$(6,719)
Loss per share
Basic	$(0.30)	$(0.20)	$(0.09)	$(0.09)
Diluted	(0.30)	(0.20)	(0.09)	(0.09)
Shares used to calculate loss per share
Basic	74,131	74,131	74,098	74,098
Diluted	74,131	74,131	74,098	74,098

(3)	Spin-Off Transaction

On November 30, 2000, the Company completed a reverse spin-off (the “Spin-Off”), which divided it into the spun-off corporation, “new” Fluor Corporation (“New Fluor”), and Fluor Corporation, subsequently renamed Massey Energy Company, which retained the Company’s coal-related business. Except as the context otherwise requires, the terms “Massey” or the “Company” as used herein shall include Massey Energy Company, its wholly owned subsidiary, A.T. Massey Coal Company, Inc. (“A.T. Massey”), and A.T. Massey’s subsidiaries. For a more complete discussion of the transaction see Note 9 of the Notes to Consolidated Financial Statements within Massey’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 as filed with the Securities and Exchange Commission.

(4)	New Accounting Standards

Effective November 1, 2000, the Company adopted Statement of Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities”. The Statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of these accounting standards and subsequent implementation guidance did not have a significant impact on the Company’s financial position, results of operations, or liquidity.

On August 15, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). The standard requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is incurred. This standard is effective for fiscal years beginning after June 15, 2002 and transition is by cumulative catch-up adjustment. The Company will adopt SFAS 143 on January 1, 2003 and the adoption will change the Company’s current accounting for reclamation. Due to the significant number of mines that the Company operates and the extensive amount of information that must be reviewed and estimates that must be made to assess the effects

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

of the standard, the impact of adoption of SFAS 143 on the Company’s financial position or results of operations has not yet been determined.

(5)	Inventories

Inventories are comprised of:

$ in thousands	December 31, 2001	October 31, 2001
Coal	$132,267	$117,915
Other	23,526	23,568

	$155,793	$141,483

(6)	Net Property, Plant and Equipment

Net property, plant and equipment is comprised of:

$ in thousands	December 31, 2001	October 31, 2001
Property, Plant and Equipment, at cost	$2,751,026	$2,715,074
Accumulated depreciation, depletion and amortization	(1,131,328)	(1,101,941)

	$1,619,698	$1,613,133

(7)	Earnings Per Share

The number of shares used to calculate basic loss per share for the two months ended December 31, 2001 and 2000, is based on the weighted average outstanding shares of Massey Energy during the respective periods. The number of shares used to calculate diluted loss per share is based on the number of shares used to calculate basic loss per share plus the dilutive effect of stock options and other stock-based instruments held by Massey employees each period. In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities was excluded from the calculation of the diluted loss per common share in the two months ended December 31, 2001 and 2000, as such inclusion would result in antidilution.

(8)	Other Items Affecting Net Income

In December 2001, a substantial customer, Enron Corporation, filed for bankruptcy protection. As a result, the Company incurred a charge of $3.9 million (pre-tax) in December 2001 related to its exposure to this customer.

(9)	Commitments and Contingencies

On October 20, 1999, the U.S. District Court for the Southern District of West Virginia issued an injunction which prohibits the construction of valley fills over both intermittent and perennial stream segments as part of mining operations. While the Company is not a party to this litigation, virtually all mining operations, including Massey, utilize valley fills to dispose of excess materials. On April 24, 2001, the Fourth Circuit Court of Appeals overruled the district court, finding that the 11th Amendment to the U.S. Constitution barred the suit against WVDEP in Federal Court. On July 13, 2001, the Fourth Circuit Court of Appeals denied the plaintiffs’ petition for rehearing. In October 2001, the plaintiffs appealed the Fourth Circuit decision to the U.S. Supreme Court. On January 22, 2002, the U.S. Supreme Court refused to hear the appeal. Accordingly, challenges to WVDEP’s enforcement of its mining program cannot be maintained in federal court. However, challenges may be raised in state court against WVDEP or in federal court against the federal Office of Surface Mining (“OSM”), the agency that oversees state regulation of surface mining. If and to the extent state courts rule that the WVDEP is prohibited from issuing permits for the construction of valley fills or federal courts rule that OSM is compelled to impose such a prohibition on WVDEP, all or a portion of Massey’s mining operations could be affected if legislation is not passed which limits the impact of such a ruling. Massey believes it has obtained all the permits required for its current operations, including permits

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

for the construction of valley fills. The expiration dates of the permits are largely immaterial as the law provides for a right of successive renewal. We are not aware of any attempts to revoke our current valley fill permits. Because of the uncertainties associated with the possible outcomes of the valley fill cases, we cannot estimate the potential or expected impact on our operations. Further, we cannot estimate the length of time we would be able to continue operating under our existing permits or the rate at which production can be expected to decline if valley fills are determined to no longer be an acceptable means of disposing of our fill because there are numerous variables involved in making such an estimate. Therefore, any attempt to forecast such an estimate is highly problematic and likely to be unreliable. The Company expects that it would be able to continue operating surface mines even if the construction of valley fills is prohibited, however, the costs of such mining will increase as a result of using alternate methods to dispose of excess materials. The Company’s competitors in the Central Appalachian region would be subject to the same restrictions and, therefore, would be expected to incur similarly increased costs. The Company anticipates that the restrictions on mining and general increases in costs would be reflected in higher coal prices that would tend to offset much of the increased costs.

On July 31, 1997, the Company acquired United Coal Company and its subsidiary, Wellmore Coal Corporation (“Wellmore”). Wellmore was party to a coal supply agreement (the “CSA”) with Harman Mining Corporation and certain of its affiliates (“Harman”), pursuant to which Harman sold coal to Wellmore. In December 1997, Wellmore declared force majeure under the CSA and reduced the amount of coal to be purchased from Harman as a result thereof. Wellmore declared force majeure because its major customer for the coal purchased under the CSA was forced to close its Pittsburgh, Pennsylvania coke plant due to regulatory action. The Company subsequently sold Wellmore, but retained responsibility for any claims relating to this declaration of force majeure. In June 1998, Harman filed a breach of contract action against Wellmore in Buchanan County, Virginia Circuit Court. In fiscal year 2000, a jury returned a verdict finding that Wellmore did breach the CSA and awarding Harman $6 million in damages. The Company on August 6, 2001 filed a petition for appeal of the adverse determination on liability and damages to the Supreme Court of Virginia. Based on management’s weighting of the probable outcomes of the Company’s appeal in this matter, an accrual of $5.4 million with respect to the Virginia verdict was established in fiscal year 2000. Additionally, on October 29, 1998, Harman and its sole shareholder, Hugh Caperton, filed a separate action against Massey and certain of its subsidiaries in Boone County, West Virginia, Circuit Court, alleging that Massey and its subsidiaries tortiously interfered with Harman’s contract with Wellmore and, as a result, caused Harman to go out of business. The case had not yet gone to trial.

On October 11, 2000, a partial failure of Martin County Coal Corporation’s coal refuse impoundment released approximately 230 million gallons of coal slurry into adjacent underground mine workings. The slurry then discharged into two tributary streams of the Big Sandy River in eastern Kentucky. No one was injured in the discharge. Clean up efforts began immediately and are largely complete. The States of Kentucky and West Virginia have issued various notices of violation related to the discharge and ordered remedial measures. Fines and penalties, which may not be covered by insurance, have not yet been assessed. The Company has begun informal discussions with various agencies with respect to the resolution of the notices of violation, including potential fines and penalties.

Several lawsuits have been brought by downstream residents and other individual plaintiffs claiming to be damaged by the spill. These suits assert trespass, property damage, nuisance and other claims, and seek compensatory and punitive damages. Certain of these suits seek to be certified as class action lawsuits. These lawsuits remain in their initial stages.

Martin County Coal is continuing to seek approval from the applicable agencies for alternate refuse disposal options related to operations of Martin County Coal’s preparation plant.

The Company recorded a $3 million charge in the fourth quarter of 2000 relating to the slurry spill. At January 31, 2002, this amount was the Company’s best estimate based on current facts and circumstances of its uninsured exposure. The charge represents an accrual of $46.5 million in estimated spill-related clean-up costs and liabilities net of $43.5 million in probable insurance recoveries. Spill-related clean-up costs include remediation costs and fines and penalties. In the consolidated balance sheet as of December 31, 2001 and October 31, 2001, the accruals related to this matter of $8.1 million and $11.5 million, respectively, are included in other current liabilities and probable insurance recoveries of $17.6 million and $20.5 million, respectively, are included in trade and other accounts receivable. Massey continues to seek insurance reimbursement of any and all covered costs. The Company is not aware of any instance in which it was or is not in compliance with provisions of its insurance agreements. To date, the Company’s insurance carriers have not disputed coverage under the Company’s policies for claims made against it relating to the October 11, 2000 incident, except that one of our carriers has

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

stated that it believes its policy does not provide coverage for punitive damages. Although the remediation efforts are largely complete, the degree of uncertainty with respect to potential claims, fines and penalties make it reasonably possible that the Company’s estimates with respect to the slurry spill could change. Ultimate resolution with respect to any current or potential legal claims could take an extended period (several years) to resolve if litigated.

WVDEP has also issued orders to various Massey subsidiaries ordering them to show cause why permits for those subsidiaries should not be suspended or revoked because of alleged patterns of violations relating to water quality. A pattern of violations can be found when there are two or more violations of a same or similar type within a 12-month period. The show cause orders set forth below typically involve between 3 and 5 violations in the alleged pattern. In particular, WVDEP has issued such orders to: (1) Green Valley Coal Company, for two refuse area permits on March 6, 2001 for three notices of violation related to effluent limits on a refuse area permit, and on August 21, 2001 for five notices of violation relating to effluent limits and the hydrologic balance on another refuse area permit; (2) Marfork Coal Company, for its refuse impoundment permit on June 7, 2001 for seven notices of violation relating to effluent limits, the hydrologic balance and sediment control on its refuse impoundment permit; (3) Independence Coal Company, for its preparation plant permit on August 24, 2001 for three notices of violation and three cessation orders relating to sediment control on its preparation plant permit, for its refuse impoundment permit on August 29, 2001 for two notices of violation and one cessation order relating to effluent limits, refuse placement and sediment control on its refuse impoundment permit, and for its Justice Mine permit on September 19, 2001 for three notices of violation and one cessation order relating to drainage control on its Justice Mine permit; and (4) Omar Mining Company, for its joint refuse area and preparation plant permit on October 5, 2001 for four notices of violation and two cessation orders relating to drainage control and effluent limits on its joint refuse area and preparation plant permit. Hearings for these subsidiaries to show cause why the permits should not be suspended or revoked were held for Marfork on October 25, 2001; Green Valley on June 14, 2001 and November 6, 2001; Independence on December 5-6, 2001; and Omar on January 22, 2002. In the event of an adverse determination, the affected permits could be suspended or revoked. If a permit is revoked, Massey and its subsidiaries could be prohibited from receiving additional permits. On January 2, 2002, WVDEP entered an order finding a pattern of violations and suspending Green Valley’s above-referenced refuse area permits for three days. Green Valley obtained a stay of enforcement of the order pending appeal and filed an appeal of the order. On January 14, 2002, WVDEP entered an order finding a pattern of violations and suspending operations on Marfork’s refuse impoundment permit for fourteen days. Marfork obtained a stay of enforcement of the order pending appeal and filed an appeal of the order. When the companies became aware of the alleged violations they were quickly remedied or abated. The companies are vigorously defending these enforcement actions.

If a pattern of violations is caused by the willful or negligent conduct of an operator, under the surface mining laws the operator’s surface mining permit may be either suspended or revoked. Historically, the remedy of revocation and bond forfeiture has been reserved for operations that do not have the financial ability to continue operations and conduct reclamation. The remedy of permit revocation and bond forfeiture is used to obtain the operator’s reclamation bond in order to achieve reclamation. Given the Company’s financial position, the Company believes that its permits are not in jeopardy of revocation. While the Company has been cited for violations, some of which were caused by events beyond the control of the Company, such as heavy rains, it has timely abated all violations related to the show cause proceedings. The cost of defending these matters is not material. The potential impact on operations from a permit suspension in the show cause proceedings varies. For example, the Green Valley operations are not currently mining or processing coal; therefore, a suspension at those operations would not impact earnings. At the Independence, Omar and Marfork operations, suspensions could impact earnings to the extent that downtime cannot be offset by increases in production and/or coal sales at other times or at other operations. The impact of suspensions at these operations could also vary depending on when the suspensions are served. For example, suspensions served over weekends or during scheduled maintenance periods would have lesser impacts. We do not believe the impact of the suspensions is likely to be material. We have not accrued lost profits for any WVDEP show cause proceeding detailed herein. We would expect lost profits with respect to all of the WVDEP show cause proceedings not to exceed $2 million. Historically, the remedy of revocation and bond forfeiture has been reserved for operations that do not have the financial ability to continue operations and conduct reclamation. The remedy of permit revocation and bond forfeiture is used to obtain the operator’s reclamation bond in order to achieve reclamation. Given the Company’s financial position, the Company believes that its permits are not in jeopardy of revocation. The cost of defending these matters is not material.

If the affected Massey subsidiaries are unsuccessful in defending or reaching an acceptable resolution of these orders with the WVDEP, there is a possibility that a suspension of operations could have a significant effect on Massey’s overall operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The Company is involved in various other legal actions incident to the conduct of its businesses. Management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

(10)	Subsequent Events

On January 2, 2002, the West Virginia Division of Environmental Protection (“WVDEP”) entered an order finding a pattern of violations and suspending two refuse area permits of Massey subsidiary, Green Valley Coal Company, for three days. Green Valley obtained a stay of enforcement of the order pending appeal and filed an appeal of the order.

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

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes and the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001, as amended (see Amendment No. 2 to the Company’s Annual Report on Form 10-K for fiscal year ended October 31, 2001 filed by the Company on March 31, 2003).

FORWARD-LOOKING INFORMATION

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

The Company wishes to caution readers that forward-looking statements, including disclosures, which use words such as the Company “believes,” “anticipates,” “expects,” “estimates” and similar statements, are subject to certain risks and uncertainties, which could cause actual results of operations to differ materially from expectations. Any forward-looking statements should be considered in context with the various disclosures made by the Company about its businesses, including without limitation the risk factors more specifically described in Item 1. Business, under the heading “Business Risks”, in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2001. Such filings are available publicly and upon request from Massey’s Investor Relations Department: (866) 814-6512. The Company disclaims any intent or obligation to update its forward-looking statements.

RESULTS OF OPERATIONS

For the two months ended December 31, 2001 (“stub period 2001”), produced coal revenue increased 21.3 percent to $204.8 million in 2001 compared with $168.8 million for the same two-month period ended December 31, 2000. Two factors that impacted produced coal revenue during the stub period 2001 were:

•	The volume of produced tons sold increased 9.0 percent from 6.4 million tons to 7.0 million tons consisting of an increase of utility and industrial tons sold of 27 and 8 percent, respectively, and a decrease of metallurgical tons sold of 20 percent.

•	The average per ton sales price for produced coal increased 11.3 percent from $26.39 per ton to $29.36 per ton.

Realized prices for Massey produced coal tonnage sold in the stub period 2001 reflects some of the improvement seen in the market during fiscal year 2001, as spot market prices of Central Appalachian coal increased to 20-year highs. However, during the stub period 2001 the economic environment continued to soften, steel demand remained weak and unusually warm winter weather prevailed in the Eastern United States. As a result, utilities have been able to build stockpiles of coal to comfortable levels and the flow of new contract proposals slowed significantly.

Freight and handling revenue decreased $3.0 million to $18.9 million for the stub period 2001 compared with $21.9 million for the same two-month period in 2000.

Revenue from purchased coal sales increased $10.7 million to $17.0 million for the stub period 2001 from $6.3 million for the same two-month period ended December 31, 2000, due to an increase in spot prices for coal, as well as an increase in purchased tons sold. Massey purchases varying amounts of coal each year to supplement produced coal.

Other revenue, which consists of royalties, rentals, coal handling facility fees, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract buyout payments, and miscellaneous income, increased to $5.8 million for the stub period 2001 compared with $3.8 million for the same two-month period ended December 31, 2000. The increase was primarily due to increased fees related to the operations of a synfuel facility.

Cost of produced coal revenue increased 30.3 percent to $192.0 million for the stub period 2001 from $147.3 million in the same period in 2000. This was primarily due to the 9.0 percent increase in produced tons sold, as well as an increase of 35.1 percent in the number of members employed by the Company. Cost of produced coal revenue on a per ton of coal sold basis increased by 25.2 percent in the stub period 2001 compared with the same two-month period ended December 31, 2000. This increase was due to higher labor costs resulting from an extremely tight labor market in Central Appalachia and decreases in productivity related to the training of new miners, consistent with the trend experienced in fiscal year 2001. Additionally, the increase reflects several startup issues related to two new longwalls, the opening of a new surface mine, and the completion of upgrades to two preparation plants. Cost of sales for the stub period 2001 also included a charge of $5.0 million pretax for the buyout of a coal supply contract.

Freight and handling costs decreased $3.0 million to $18.9 million for the stub period 2001 compared with $21.9 million for the same two-month period in 2000.

Costs of purchased coal revenue increased $9.8 million to $16.1 million for the stub period 2001 from $6.3 million for the same two-month period ended December 31, 2000, due to an increase in spot prices for coal, as well as an increase in purchased tons sold. Massey purchases varying amounts of coal each year to supplement produced coal.

Depreciation, depletion and amortization increased by 8.3 percent to $31.2 million in the stub period 2001 compared to $28.8 million in the same two-month period ended December 31, 2000. The increase of $2.4 million was primarily due to capital expenditures made in recent years in the Company’s effort to increase production.

Selling, general and administrative expenses were $7.5 million for the stub period 2001 compared to $5.9 million for 2000. The increase was primarily attributable to a charge related to the Company’s exposure to Enron.

Earnings (loss) before interest, taxes, depreciation, depletion and amortization (“EBITDA”), was $12.0 million for the stub period 2001 compared to $19.4 million for the same two-month period ended December 31, 2000.

Interest income decreased to $1.0 million for the stub period 2001 compared with $2.1 million for the same two-month period ended December 31, 2000. This decrease was primarily due to the elimination of the Company’s loans with Fluor Corporation in connection with the Spin-Off transaction on November 30, 2000.

Interest expense increased to $5.3 million for the stub period 2001 compared with $3.7 million for the same two-month period ended December 31, 2000. The increase was primarily due to the addition of the 6.95 percent Senior Notes and commercial paper borrowings subsequent to the Spin-Off.

Income tax benefit was $8.7 million for the stub period 2001 compared with $4.3 million for the same two-month period ended December 31, 2000. This primarily reflects the increased loss before interest and taxes in the stub period 2001 compared to the same two-month period ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company’s available liquidity was $125.5 million, including cash and cash equivalents of $5.5 million and $120.0 million from the Company’s commercial paper program. Massey had $262.1 million of consolidated commercial paper (outstanding commercial paper of $279.6 million net of discount offset by $17.5 million of Massey commercial paper purchased by various Massey subsidiaries) included in short-term debt as of December 31, 2001. The total debt-to-book capitalization ratio was 39.9 percent at December 31, 2001. In order to participate in the commercial paper market, the Company must maintain an investment grade rating as determined by both Moody’s and Standard & Poor’s, national rating agencies. Failure to maintain this rating would most likely result in increased interest expense, as the Company would be required to draw on its available liquidity backstop. On the date of the Spin-Off, Massey entered into $150 million 364-day and $250 million 3-year revolving credit facilities, which have been guaranteed by A. T. Massey, that serve to provide liquidity backstop to Massey’s commercial paper program and are also available to meet the Company’s ongoing liquidity needs. The $150 million 364-day facility has been renewed through November 26, 2002. Borrowings under these facilities bear interest based on (i) the London Interbank Offer Rate (LIBOR) plus a margin, which is based on the Company’s credit rating as determined by Moody’s and Standard & Poor’s, (ii) the Base Rate (as defined in the facility agreements), and (iii) the Competitive Bid rate (as defined in the facility agreements). There were no borrowings outstanding under the credit facilities at December 31, 2001.

The revolving credit facilities contain financial covenants requiring the Company to maintain various financial ratios. Failure by the Company to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on the Company. The financial covenants consist of a maximum leverage ratio, a minimum interest coverage ratio, and a minimum net worth test. The leverage ratio requires that the Company not permit the ratio of total indebtedness at the end of any quarter to adjusted EBITDA for the four quarters then ended to exceed a specific amount. The interest coverage ratio requires that the Company not permit the ratio of the Company’s adjusted EBITDA to interest expense for the four quarters then ended to be less than a specified amount. The net worth test requires that the Company not permit its net worth to be less than a specified amount. The Company was in compliance with all material covenants at December 31, 2001 and during other periods reflected except for the covenant related to the maximum leverage ratio, with which it was not in compliance at December 31, 2001. However, the participant banks have granted a waiver of this financial covenant for the period ended December 31, 2001. In the event we violate any of the debt covenants and do not affect a timely cure or receive a waiver from the lenders in our credit facilities, the debt agreements provide that the Administrative Agent shall, if requested by at least four lenders holding at least 50% of the aggregate amount of the loans, declare the loans immediately due and payable. The Company is seeking to obtain an amendment to the covenant level prior to the expiration of the waiver and expects approval by the participant banks. If the Company is unable to obtain an amendment to the covenant level, it would most likely result in the Company seeking alternate sources of short-term financing, or issuing longer term debt. The Company has available a $500 million debt shelf registration originally filed with the Securities and Exchange Commission by Fluor Corporation in March 1999, all of which remains unused.

Cash flow provided by (used in) operating activities was $19.5 million in the stub period 2001 and ($46.7) million for the same two-month period ended December 31, 2000. Cash provided by operating activities reflects net earnings adjusted for non-cash charges and changes in working capital requirements.

Net cash utilized by investing activities was $37.3 million for the stub period 2001, and $23.4 million for the same two-month period ended December 31, 2000. The cash used in investing activities reflects capital expenditures in the amount of $37.7 million and $23.4 million for the stub period 2001 and 2000, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining capacity and projects to improve the efficiency of mining operations. In addition to the cash spent on capital expenditures, during the stub period 2001, the Company leased, through operating leases, $17.5 million of longwall and surface mining equipment compared to $10.6 million for the same two-month period ended December 31, 2000.

Financing activities primarily reflect changes in short term financing for the stub period 2001, and amounts due from Fluor Corporation and additional capital investments from Fluor prior to the Spin-Off for the same two-month period ended December 31, 2000.

INFLATION

Inflation in the United States has been relatively low in recent years and did not have a material impact on Massey’s results of operations for the periods presented.

NEW ACCOUNTING STANDARDS

On August 15, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). The standard requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is incurred This standard is effective for fiscal years beginning after June 15, 2002 and transition is by cumulative catch-up adjustment. The Company will adopt SFAS 143 on January 1, 2003 and the adoption will change the Company’s current accounting for reclamation. The Company is currently evaluating the impact that the standard will have on its financial statements. Due to the significant number of mines that the Company operates and the extensive amount of information that must be reviewed and estimates that must be made to assess the effects of the standard, the impact of adoption of SFAS 143 on the Company’s financial position or results of operations has not yet been determined.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

Massey’s interest expense is sensitive to changes in the general level of interest rates in the United States. At December 31, 2001, Massey had outstanding $300 million aggregate principal amount of debt under fixed-rate instruments; however, the Company’s primary exposure to market risk for changes in interest rates relates to its commercial paper program. At December 31, 2001, Massey had $280.1 million of aggregate principal amount of commercial paper outstanding ($279.6 million net of discount). At December 31, 2001 Massey’s commercial paper bore interest at an average rate of 2.96 percent. Based on the commercial paper balance outstanding at December 31, 2001, a 100 basis point increase in the average issuance rate for Massey’s commercial paper would increase Massey’s annual interest expense by approximately $2.8 million.

Almost all of Massey’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

Massey has not engaged in any interest rate, foreign currency exchange rate or commodity price-hedging transactions.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in legal proceedings affecting the Company, as previously described in Part I, Item 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001, as they relate to the stub period ended December 31, 2001.

Item 5. Other Information

a)	Effective January 22, 2002, the Directors of the Company amended Sections 3.02 of the Company’s Bylaws to increase the size of the Board of Directors from seven to eight directTrs. The Company’s Amended and Restated Bylaws are enclosed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

b)	On January 22, 2002, the Board of Directors unanimously elected Dan R. Moore as a Class II Director.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY (Registrant)

Date: April 11, 2003	/s/ K. J. STOCKEL
K. J. Stockel Senior Vice President and Chief Financial Officer

/s/ E. B. TOLBERT E. B. Tolbert, Controller

CERTIFICATIONS

I, Kenneth J. Stockel, certify that:

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

Date: April 11, 2003

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

Date: April 11, 2003

/s/ D. L. BLANKENSHIP
D. L. Blankenship Chairman, Chief Executive Officer and President