Form 10-Q
period 2003-03-31
MASSEY ENERGY CO
filed 2003-05-15
CIK 37748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-7775

MASSEY ENERGY COMPANY

(Name of Registrant as Specified In Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-0740960 (I.R.S. Employer Identification Number)

4 North 4th Street, Richmond, Virginia (Address of principal executive offices)	23219 (Zip Code)

(804) 788-1800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of April 30, 2003 there were 75,319,645 shares of common stock, $0.625 par value, outstanding.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2003

Signatures	24

Certifications	25

PART I: FINANCIAL INFORMATION

ITEM 1:

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2003 and 2002

UNAUDITED

IN THOUSANDS, EXCEPT PER SHARE AMOUNTS	2003	2002

Revenues
Produced coal revenue	$302,962	$323,503
Freight and handling revenue	24,045	25,995
Purchased coal revenue	26,953	23,180
Other revenue	19,992	19,873
Senior notes repurchase income	615	—

Total revenues	374,567	392,551
Costs and Expenses
Cost of produced coal revenue	272,687	287,092
Freight and handling costs	24,045	25,995
Cost of purchased coal revenue	27,607	24,716
Depreciation, depletion and amortization applicable to:
Cost of produced coal revenue	45,927	46,367
Selling, general and administrative	1,131	459
Selling, general and administrative	9,706	8,444
Other expense	3,231	3,101

Total costs and expenses	384,334	396,174

Loss from operations	(9,767)	(3,623)
Interest income	1,242	988
Interest expense	(9,238)	(7,806)

Loss before taxes	(17,763)	(10,441)
Income tax benefit	(8,165)	(6,228)

Loss before cumulative effect of accounting change	(9,598)	(4,213)
Cumulative effect of accounting change, net of tax of $5.0 million	(7,880)	—

Net loss	$(17,478)	$(4,213)

Loss per share: (Basic and Diluted) (Note 8)
Loss before cumulative effect of change in accounting principle	$(0.13)	$(0.06)
Cumulative effect of change in accounting principle	(0.10)	—

Net loss	$(0.23)	$(0.06)

Shares used to calculate loss per share (Note 8)
Basic and Diluted	74,531	74,349

Dividends declared per share	$0.04	$0.04

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2003 and December 31, 2002

UNAUDITED

$ IN THOUSANDS	MARCH 31, 2003	DECEMBER 31, 2002*

ASSETS
Current Assets
Cash and cash equivalents	$4,366	$2,725
Trade and other accounts receivable, less allowance of $8,777 and $8,775, respectively	183,795	175,795
Inventories	187,408	193,669
Deferred taxes	13,889	13,889
Income taxes receivable	12,187	6,437
Other current assets	124,218	117,326

Total current assets	525,863	509,841
Net Property, Plant and Equipment	1,464,852	1,534,488
Other Noncurrent Assets
Pension assets	74,406	77,356
Other	116,853	119,747

Total other noncurrent assets	191,259	197,103

Total assets	$2,181,974	$2,241,432

*

Amounts at December 31, 2002 have been derived from audited financial statements.

(Continued On Next Page)

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2003 and December 31, 2002

UNAUDITED

$ IN THOUSANDS	MARCH 31, 2003	DECEMBER 31, 2002*

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, principally trade and bank overdrafts	$116,277	$124,933
Short-term debt	263,718	264,045
Payroll and employee benefits	27,761	44,389
Other current liabilities	107,994	139,896

Total current liabilities	515,750	573,263
Noncurrent Liabilities
Long-term debt	325,175	286,000
Deferred taxes	237,496	244,676
Other noncurrent liabilities	315,312	329,281

Total noncurrent liabilities	877,983	859,957
Shareholders’ Equity
Capital Stock
Preferred – authorized 20,000,000 shares without par value; none issued
Common – authorized 150,000,000 shares of $0.625 par value; issued and outstanding – 75,319,645 and 75,317,732 shares at March 31, 2003 and December 31, 2002, respectively	47,075	47,074
Additional capital	21,667	21,659
Retained earnings	725,433	745,886
Unamortized executive stock plan expense	(5,934)	(6,407)

Total shareholders’ equity	788,241	808,212

Total liabilities and shareholders’ equity	$2,181,974	$2,241,432

*

Amounts at December 31, 2002 have been derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2003 and 2002

UNAUDITED

$ IN THOUSANDS	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,478)	$(4,213)
Adjustments to reconcile net loss to cash utilized by operating activities:
Cumulative effect of accounting change, net of tax	7,880	—
Depreciation, depletion and amortization	47,058	46,826
Deferred taxes	(2,142)	(3,790)
Loss on disposal of assets	138	113
Gain on repurchase of senior notes	(615)	—
Changes in operating assets and liabilities	(67,700)	(17,274)

Cash (utilized) provided by operating activities	(32,859)	21,662

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(17,292)	(46,114)
Proceeds from sale of assets	4,246	1,856

Cash utilized by investing activities	(13,046)	(44,258)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) Increase in short-term debt, net	(327)	37,448
Repurchase of senior notes	(2,385)	—
Increase in receivables-based financing, net	42,175	—
Proceeds from sale-leaseback transactions	11,065	—
Dividends paid	(2,982)	(2,975)
Stock options exercised	—	501

Cash provided by financing activities	47,546	34,974

Increase in cash and cash equivalents	1,641	12,378
Cash and cash equivalents at beginning of period	2,725	5,544

Cash and cash equivalents at end of period	$4,366	$17,922

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)

General

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Annual Report on Form 10-K/A of Massey Energy Company (“Massey” or the “Company”) for the fiscal year ended December 31, 2002. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended March 31, 2003 are not necessarily indicative of results that can be expected for the full year.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at March 31, 2003 and December 31, 2002, and its consolidated results of operations and cash flows for the three months ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

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

Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

(2)

New Accounting Standards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“Statement 148”). Statement 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”) and provides alternative methods for accounting for stock-based compensation. The Company has adopted the disclosure requirements for the quarter ended March 31, 2003 (see Note 9) and the year ended December 31, 2002.

(3)

Cumulative Effect of Change in Accounting for Reclamation Liabilities

Effective January 1, 2003, the Company changed its method of accounting for reclamation liabilities in accordance with FASB Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“Statement 143”). Statement 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is incurred.

As a result of adoption of Statement 143, the Company recognized a decrease in total reclamation liability of $13.1 million. The Company capitalized asset retirement costs by increasing the carrying amount of the related long lived assets recorded in Property, plant and equipment, net of the associated accumulated depreciation, by $ 22.7 million. Additionally, the Company recognized a decrease in mining properties and mineral rights, net of accumulated depletion, of $48.7 million related to amounts recorded in previous asset purchase transactions from assumption of pre-acquisition reclamation liabilities. The Company also recognized a decrease in net deferred tax liability of $5.0 million as a result of adoption of Statement 143.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The cumulative effect of the change on prior years resulted in a charge to income of $7.9 million, net of income taxes of $5.0 million ($0.10 per share). The pro forma effects of the application of Statement 143 as if the statement had been applied retroactively are presented below:

	Three months ended

$ in thousands	March 31, 2003	March 31, 2002

Net loss	$(9,598)	$(4,808)
Net loss per common share	$(0.13)	$(0.06)

The following table describes all changes to the Company’s reclamation liability:

$ in thousands	March 31, 2003

Reclamation liability at beginning of period	$115,038
Cumulative effect	(13,124)
Accretion expense	1,951
Payments	(2,766)

Reclamation liability at end of period	$101,099

The pro forma reclamation liability balances as if Statement 143 had been applied retroactively are as follows:

$ in thousands	Three months ended March 31, 2003	Twelve months ended December 31, 2002

Pro forma amounts of reclamation liability at beginning of period	$101,914	$99,756
Pro forma amounts of reclamation liability at end of period	$101,099	$101,914

(4)

Inventories

Inventories are comprised of:

$ in thousands	At March 31, 2003	At December 31, 2002

Saleable coal	$54,045	$69,823
Raw coal	57,152	47,898
Work in process	53,128	52,817

Subtotal coal inventory	$164,325	$170,538
Supplies inventories	23,083	23,131

Total inventory	$187,408	$193,669

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(5)

Property, Plant and Equipment

Net Property, Plant and Equipment is comprised of:

$ in thousands	At March 31, 2003	At December 31, 2002

Property, Plant and Equipment, at cost	$2,765,870	$2,817,145
Accumulated depreciation, depletion and amortization	(1,301,018)	(1,282,657)

	$1,464,852	$1,534,488

(6)

Debt

The Company’s short-term debt at March 31, 2003 and December 31, 2002, consisted of $263.7 million and $264.0 million, respectively, of borrowings outstanding under its primary credit facilities. The weighted average effective interest rate of the outstanding borrowings was 4.00 percent at March 31, 2003 and 3.92 percent at December 31, 2002. At March 31, 2003, the Company’s available liquidity was $118.3 million, including cash and cash equivalents of $4.4 million and $113.9 million availability under its revolving credit facilities.

On November 26, 2002, Massey and its lenders concluded the extension and amendment of the $150 million 364-day and $250 million multi-year revolving credit facilities, which have been guaranteed by A.T. Massey and its subsidiaries, that serve as the primary source of the Company’s short-term liquidity. The credit facilities now provide the lenders with selected assets as collateral for borrowings under the facilities. The selected assets that are collateral for the credit facilities include all capital stock of the Company’s subsidiaries and substantially all of the Company’s assets, now owned or at any time hereafter acquired by the Company, excluding among other things, all coal, oil and gas reserves and mining permits, certain properties (e.g., the Eastman Chemical Company Coal Handling System and Westvaco Coal Handling Facility, and the value of properties that might exceed the lien threshold established in the indenture related to the Senior Notes discussed below) and certain other assets associated with the Company’s accounts receivable securitization program discussed below. Both facilities have been renewed through November 25, 2003. The Company intends to replace these credit facilities prior to their expiration on November 25, 2003, and has already launched refinancing syndication efforts with a number of banks and financial institutions. Borrowings under these facilities bear interest based on (i) the London Interbank Offer Rate (LIBOR) or (ii) the Base Rate (as defined in the credit facility agreements) plus a margin, which is based on the Company’s senior secured debt credit rating as determined by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Service (“S&P”). Currently, Massey’s senior secured debt ratings determined by Moody’s and S&P are Ba1 and BB+, respectively.

The revolving credit facilities contain financial covenants requiring the Company to maintain various financial ratios. Failure by the Company to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on the Company. The financial covenants consist of a maximum leverage ratio, a minimum interest coverage ratio, and a minimum net worth test. The leverage ratio requires that the Company not permit the ratio of total indebtedness at the end of any quarter to consolidated EBITDA (as defined in the credit facility agreements) for the four quarters then ended to exceed a specific amount. The interest coverage ratio requires that the Company not permit the ratio of the Company’s consolidated EBITDA to interest expense for the four quarters then ended to be less than a specified amount. The net worth test requires that the Company not permit its net worth to be less than a specified amount. The Company was in compliance with all material covenants at March 31, 2003 and during all other periods reflected herein. In the event the Company violates any of the debt covenants and do not affect a timely cure or receive a waiver from the lenders in the credit facilities, the debt agreements provide that the Administrative Agent shall, if requested by at least four lenders holding at least 50% of the aggregate amount of the loans, declare the loans immediately due and payable.

In determining consolidated EBITDA for use in computing the leverage ratio, the Company has excluded certain items, including the $25.6 million charge relative to the Harman litigation described in Note 11 and the $10.6 million charge relative to the Duke Energy Corporation arbitration award discussed in the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2002. The Company believes that the exclusion of such items is appropriate and has notified

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

the lenders’ Administrative Agent of this exclusion. If the charges for the Harman litigation and Duke arbitration were to be included in the consolidated EBITDA calculation and no further adjustments were made, the Company would still be in compliance with the covenant at March 31, 2003.

The Company had $325.2 million of long-term debt as of March 31, 2003, which consisted of $283 million of 6.95 percent Senior Notes (the “Notes”) due March 1, 2007, and $42.2 million outstanding under an accounts receivable-based financing program (more fully described below). Initially, $300 million of the Notes were issued in March 1997, however, during the fourth quarter of 2002 and the first quarter of 2003, the Company made several open-market purchases, retiring a total principal amount of $17.0 million at a cost of $13.1 million plus accrued interest. Interest is payable semiannually on March 1 and September 1 of each year. The Notes are redeemable in whole or in part, at the option of the Company at any time at a redemption price equal to the greater of (i) 100 percent of the principal amount of the Notes or (ii) as determined by a Quotation Agent as defined in the offering prospectus. On November 27, 2002, Moody’s and S&P reduced the credit ratings on the Notes to Ba3 and B+, respectively, citing the structural subordination caused by the secured status of the $150 million 364-day and $250 million multi-year revolving credit facilities.

Additionally, the Company has available a $500 million debt shelf registration filed with the Securities and Exchange Commission (the “SEC”) in March 1999, all of which remains unused. An updated filing with the SEC would be required to issue debt under this shelf registration.

Receivables-Based financing program

On January 31, 2003, the Company entered into a borrowing program secured by its accounts receivable. The amount eligible to be borrowed under the program is up to $80 million, depending on the level of eligible receivables and restrictions on concentrations of receivables. At March 31, 2003, the borrowings outstanding under the program totaled $42.2 million. The program expires in July 2004. The receivables outstanding under this program and the corresponding debt are included as “Trade and other accounts receivable” and “Long-term debt,” respectively, on the Company’s condensed consolidated balance sheets. As collections reduce previously pledged interests, new receivables will be pledged. A portion of the cost of the accounts receivable-based financing program is based on the creditors’ level of investment and borrowing costs. The total cost of the program is classified as interest expense on the condensed consolidated statements of income for the period ended March 31, 2003.

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

The Company uses surety bonds to secure reclamation, workers’ compensation, wage payments, and other miscellaneous obligations. As of March 31, 2003, the Company had $260 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $232 million, workers’ compensation bonds of $10 million, wage payment and collection bonds of $9 million, and other miscellaneous obligation bonds of $9 million. Recently, surety bond costs have increased, while the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, the Company will seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

From time to time the Company uses bank letters of credit to secure its obligations for worker’s compensation programs, various insurance contracts and other obligations. Issuing banks currently require that such letters of credit be secured by funds deposited into restricted accounts pledged to the banks under reimbursement agreements. At March 31, 2003, the Company had $46.4 million of letters of credit outstanding, collateralized by $45.4 million of cash deposited in restricted, interest bearing accounts, and no claims were outstanding against those letters of credit.

(7)

Coal Worker’s Pneumoconiosis

Under the Federal Coal Mine Health and Safety Act of 1969, as amended, and various states’ statutes, the Company is responsible for the payment of medical and disability benefits to employees and their dependents resulting from occurrences of coal worker’s pneumoconiosis disease (black lung).

Information regarding the Company’s black lung obligation and the components of the expense based on that obligation may be found in the Notes to Consolidated Financial Statements (Note 11, Workers’ Compensation and Black Lung) within the Company’s Annual Report filed on Form 10-K/A for the period ended December 31, 2002.

The Company’s black lung obligation is calculated using assumptions regarding future medical cost increases and cost of living increases. Federal black lung benefits are subject to cost of living increases. State benefits increase only until disability, and then remain constant. The Company assumes a 6.5% annual medical cost increase and a 3.0% cost of living increase in determining its black lung obligation and the annual black lung expense.

Assumed medical cost and cost of living increases significantly affect the amounts reported for the Company’s black lung expense and obligation. A one-percentage point change in assumed medical cost and cost of living trend rates would have the following effects:

$ In thousands	1-Percentage Point Increase	1-Percentage Point Decrease

Increase/decrease in medical cost trend rate:
Effect on total of service and interest costs components	$198	$(114)
Effect on accumulated black lung obligation	$1,574	$(598)
Increase/decrease in cost of living trend rate:
Effect on total of service and interest costs components	$969	$(728)
Effect on accumulated black lung obligation	$6,615	$(4,644)

(8)

Earnings Per Share

The number of shares used to calculate basic loss per share for the three months ended March 31, 2003 and 2002 is based on the weighted average outstanding shares of Massey during the respective periods. The number of shares used to calculate diluted earnings (loss) per share is based on the number of shares used to calculate basic loss per share plus the dilutive effect of stock options and other stock-based instruments held by Massey employees each period. In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities was excluded from the calculation of the diluted loss per common share in the three months ended March 31, 2003 and 2002, as such inclusion would result in antidilution.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The computations for basic and diluted loss per share are based on the following per share information:

In thousands	March 31, 2003	March 31, 2002

Average shares of common stock outstanding
Basic	74,531	74,349
Effect of stock options/restricted stock	—	—

Diluted	74,531	74,349

(9)

Stock Plans

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded based on the quoted market price of the Company’s stock at the end of the period. The Company has implemented the disclosure-only provisions of Statement No. 123. The Company has recognized no stock-based compensation expense related to stock options in the three months ended March 31, 2003 and 2002, as all options granted had an exercise price equal to market value of the underlying common stock on the date of the grant. If the Company had followed the fair value method under Statement 123 to account for stock based compensation for stock options, the amount of stock based compensation cost for stock options, net of related tax, which would have been recognized for each period and pro-forma net income for each period would have been as follows:

	Three months ended

$ In thousands, except per share	March 31, 2003	March 31, 2002

Net loss, as reported	$(17,478)	$(4,213)
Total stock-based employee compensation expense for stock options determined under Black-Scholes option pricing model	$(514)	$(522)

Pro forma net loss	$(17,992)	$(4,735)
Loss per share:
Basic and Diluted—as reported	$(0.23)	$(0.06)
Basic and Diluted—pro forma	$(0.24)	$(0.06)

(10)

Other Items Affecting Net Income

During the first quarter of 2002, the Company reduced its bad debt reserves for a receivable from a large bankrupt customer, Wheeling Pittsburgh Steel. This positive adjustment of $2.5 million (pre-tax) is reflected in Selling, general and administrative expense for the first quarter of 2002.

Income from a contract buyout payment from a large customer in the amount of $5.1 million (pretax) is included in Other revenue for the first quarter of 2002.

A refund for the settlement of a state tax dispute in the amount of $2.4 million, net of federal tax, is included in Income tax benefit for the first quarter of 2002.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(11)

Contingencies and Commitments

Force Majeure Litigation

On April 16, 2002, Appalachian Power Company, a subsidiary of American Electric Power, filed suit against Massey’s subsidiaries Central West Virginia Energy Company, Massey Coal Sales Company, Inc. and A.T. Massey Coal Company, Inc. in the Court of Common Pleas of Franklin County, Ohio. The suit alleges that the Company improperly claimed force majeure with respect to a tonnage shortfall under its agreements with Appalachian Power in 2000 and 2001, and seeks to recover the additional cost Appalachian Power incurred in purchasing substitute coal. The complaint further alleges that the Company’s claim of force majeure constitutes fraud, and seeks to recover profits made by it on sales to other customers of the coal Appalachian Power claims should have been delivered to it. By order entered July 25, 2002, the court dismissed the fraud claim, however, on December 20, 2002, the court granted Appalachian Power leave to file a second amended complaint to reassert the fraud claim. The trial for this matter, originally scheduled for April 28, 2003, has been continued to June 4, 2003. Discovery is ongoing and Appalachian Power has indicated on a preliminary basis that it intends to seek approximately $20.3 million in damages for its cost of purchasing substitute coal. No other alleged damages have been quantified.

Shareholder Derivative Suit

On August 5, 2002, a shareholder derivative complaint was filed in the Circuit Court of Boone County, West Virginia, naming as defendants the Company, each of the Company’s directors (including Don L. Blankenship, Chairman, Chief Executive Officer and President), James L. Gardner, Executive Vice President and Chief Administrative Officer, Jeffrey M. Jarosinski, Vice President—Finance and former Chief Financial Officer (now Chief Compliance Officer), Madeleine M. Curle, former Vice President—Human Resources, and Bennett K. Hatfield, former Executive Vice President and Chief Operating Officer. The complaint alleges (i) breach of fiduciary duties against all of the defendants for refusing to cause the Company to comply with environmental, labor and securities laws, and (ii) improper insider trading by Don L. Blankenship, Jeffrey M. Jarosinski, Madeleine M. Curle and Bennett K. Hatfield. The plaintiff makes these allegations derivatively, and seeks to recover damages on behalf of the Company. The damages claimed by the plaintiff have not been quantified. The Company and the other defendants removed the case to Federal District Court in Charleston, West Virginia, but the case has now been remanded to the Circuit Court of Boone County, West Virginia. Motions to dismiss have been filed on behalf of all defendants, and the case is still in very early procedural stages. The Company intends to vigorously pursue defense of this case.

Harman Case

On July 31, 1997, the Company acquired United Coal Company and its subsidiary, Wellmore Coal Corporation (“Wellmore”). Wellmore was party to a coal supply agreement (the “CSA”) with Harman Mining Corporation and certain of its affiliates (“Harman”), pursuant to which Harman sold coal to Wellmore. In December 1997, Wellmore declared force majeure under the CSA and reduced the amount of coal to be purchased from Harman as a result thereof. Wellmore declared force majeure because its major customer for the coal purchased under the CSA was forced to close its Pittsburgh, Pennsylvania coke plant due to regulatory action. The Company subsequently sold Wellmore, but retained responsibility for any claims relating to this declaration of force majeure. On October 29, 1998, Harman and its sole shareholder, Hugh Caperton, filed an action against Massey and certain of its subsidiaries in the Circuit Court of Boone County, West Virginia, alleging that Massey and its subsidiaries tortiously interfered with Harman’s contract with Wellmore and, as a result, caused Harman to go out of business. On August 1, 2002, the jury in the case awarded the plaintiffs $50 million in compensatory and punitive damages. Massey is vigorously pursuing post-judgment remedies, and various motions filed in the trial court have been fully briefed and argued. Massey will appeal to the West Virginia Supreme Court of Appeals, if necessary. The Company accrued a liability with respect to this case of $25.0 million, excluding interest, included in Other current liabilities, which the Company believes is a fair estimate of the eventual total payout in this case.

Elk Run Dust Case

On February 2, 2001, approximately 160 residents of the Town of Sylvester, West Virginia, filed suit in the Circuit Court of Boone County, West Virginia against the Company and its subsidiary, Elk Run Coal Company, Inc., alleging that Elk Run’s operations create noise, light and dust constituting a nuisance and causing damage to the community and seeking to recover compensatory and punitive damages. On February 7, 2003, a jury awarded approximately $475,000 in compensatory

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

damages to the plaintiffs but rejected the plaintiffs’ request for punitive damages. The plaintiffs’ claim for attorneys’ fees is pending. Upon entry of a final order, either party has four months to appeal the case to the West Virginia Supreme Court of Appeals. At March 31, 2003, the Company had a reserve for the verdict amount plus its best estimate of the outcome of the plaintiffs’ claim for attorneys’ fees.

West Virginia Flooding Cases

Five of the Company’s subsidiaries, among others, have been named in 17 separate complaints filed in Boone, Fayette, Kanawha, McDowell, Mercer, Raleigh and Wyoming Counties, West Virginia. These cases collectively include numerous plaintiffs who filed suit on behalf of themselves and others similarly situated, seeking damages for property damage and personal injuries arising out of flooding that occurred in southern West Virginia in July of 2001. The plaintiffs sued coal, timber, railroad and land companies under the theory that mining, construction of haul roads and removal of timber caused natural surface waters to be diverted and interrupted in an unnatural way, thereby causing damage to the plaintiffs. The West Virginia Supreme Court of Appeals ruled that these cases, including several additional flood damage cases not involving the Company’s subsidiaries, will be handled pursuant to the Court’s mass litigation rules. As a result of this ruling, the cases have been transferred to the Circuit Court of Raleigh County in West Virginia to be handled by a panel of three circuit court judges. The panel will, among other things, determine whether the individual cases should be consolidated or returned to their original circuit courts. While the plaintiffs’ alleged damages have not been quantified and the outcome of this litigation is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, we believe this matter will be resolved without a material adverse effect on our cash flows, financial condition or results of operations.

Water Claims Litigation

Two cases were filed in the Circuit Court of Mingo County, West Virginia, alleging that Massey’s Delbarton Mining Company subsidiary’s mining activities destroyed nearby resident plaintiffs’ water supplies. One case was filed on behalf of 134 plaintiffs on July 1, 2002, and the other was filed on behalf of 54 plaintiffs on July 26, 2002 (an amended complaint filed May 1, 2003, added 42 plaintiffs). The plaintiffs seek to recover compensatory and punitive damages, but their alleged damages have not been quantified. Delbarton has already provided many of the plaintiffs with a replacement water source. The cases are in the very early procedural stages and trials are scheduled for October 2003 in the first case and February 2004 in the second case.

Trucking Litigation

On January 7, 2003, Coal River Mountain Watch, an advocacy group representing local residents in the Counties of Boone, Raleigh and Kanawha, West Virginia, and other plaintiffs, filed suit in the Circuit Court of Kanawha County, West Virginia against various coal and transportation companies (including various Massey subsidiaries) alleging that the defendants illegally transport coal in overloaded trucks causing damage to state roads and interfering with the plaintiffs’ use and enjoyment of their properties and their right to use the public roads, and seeking injunctive relief and damages (including punitive damages). The plaintiffs alleged damages have not been quantified. The case is in the very early procedural stages and the Company intends to vigorously pursue defense of this case.

Martin County Impoundment Discharge

On October 11, 2000, a partial failure of Massey’s Martin County Coal Corporation’s (“MCCC”) coal refuse impoundment released approximately 230 million gallons of coal slurry into adjacent underground mine workings. The slurry then discharged into two tributary streams of the Big Sandy River in eastern Kentucky. No one was injured in the discharge. Clean up efforts began immediately and are complete. As of March 31, 2003, Massey has incurred a total of approximately $58.8 million of cleanup costs in connection with the spill, $52.5 million of which have been paid directly or reimbursed by insurance companies. In the consolidated balance sheets as of March 31, 2003 and December 31, 2002, the accruals related to this matter of $9.9 million and $9.9 million, respectively, are included in Other current liabilities, and probable insurance recoveries of $15.3 million and $15.1 million, respectively, are included in Trade and other accounts receivable. Massey continues to seek insurance reimbursement of any and all covered costs. Most of the claims, fines, penalties and lawsuits

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

from the impoundment failure have been satisfied or settled. The remaining issues (none of which is considered material) are:

(1)

There are three remaining suits with approximately 10 plaintiffs (one seeking class certification) alleging property damage claims and seeking unquantified compensatory and punitive damages allegedly resulting from the October 11, 2000 incident.

(2)

On June 26, 2001, the West Virginia Department of Environmental Protection (“WVDEP”) filed a civil action against MCCC in the Circuit Court of Wayne County, West Virginia, alleging natural resources damages in West Virginia and alleged violations of law resulting from the impoundment discharge. The WVDEP’s alleged damages have not been quantified. The court ruled that WVDEP cannot collect statutory penalties, but has not yet ruled on whether WVDEP can continue to assert its claims for punitive damages. Massey is continuing to defend this action vigorously and believes that it has numerous valid defenses to the claims.

(3)

The Federal Mine Safety and Health Administration (“MSHA”) issued various citations following the impoundment discharge, and assessed penalties totaling approximately $110,000. The citations allege that the Company violated the MSHA-approved plan for operation of the facility. The Company has contested the violations and penalty amount.

(4)

On October 11, 2002, the Town of Fort Gay, West Virginia filed suit against the Company and MCCC, alleging that it’s water treatment and distribution plant was damaged when water, allegedly discharged from the MCCC impoundment, was pumped into the facility. The plaintiff seeks unquantified compensatory and punitive damages. Massey believes that it has valid defenses to the claims and is defending the action vigorously.

The Company believes it has insurance coverage applicable to these items, at least with respect to costs other than governmental penalties, such as those assessed by MSHA, and punitive damages, if any. One of our carriers has stated that it believes its policy does not provide coverage for governmental penalties or punitive damages.

* * * * * * * *

The Company is involved in various other legal actions incident to the conduct of its businesses. Management does not expect a material adverse effect to its results of operations, financial position or cash flows by reason of these actions.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes and the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

FORWARD-LOOKING INFORMATION

From time to time, we make certain comments and disclosures in reports and statements, including this report or statements made by officers or directors which may be forward-looking in nature. Examples include statements related to our growth, the adequacy of funds to service debt and our opinions about trends and factors that may impact future operating results. These forward-looking statements could also involve, among other things, statements regarding our intent, belief or expectation with respect to (i) our results of operations and financial condition, (ii) the consummation of acquisition, disposition or financing transactions and the effect thereof on our business, and (iii) our plans and objectives for future operations and expansion or consolidation.

Any forward-looking statements are subject to the risks and uncertainties that could cause actual results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from those expressed or implied in such forward-looking statements. Any forward-looking statements are also subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. These assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond our control.

We wish to caution readers that forward-looking statements, including disclosures, which use words such as we “believe,” “anticipate,” “expect,” “estimate” and similar statements, are subject to certain risks and uncertainties, which could cause actual results of operations to differ materially from expectations. Any forward-looking statements should be considered in context with the various disclosures made by us about our businesses, including without limitation the risk factors more specifically described in Item 1. Business, under the heading “Business Risks,” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002. Such filings are available publicly and upon request from Massey’s Investor Relations Department at (866) 814-6512. We disclaim any responsibility or obligation to update our forward-looking statements.

RESULTS OF OPERATIONS

For the three months ended March 31, 2003, produced coal revenue decreased 6 percent to $303.0 million compared with $323.5 million for the three months ended March 31, 2002. Two factors that impacted produced coal revenue for the first quarter of 2003 compared to the first quarter of 2002 were:

•

The volume of produced tons sold decreased 6 percent from 10.5 million tons to 9.9 million tons, attributable to a reduction in utility and metallurgical tons sold of 7 and 4 percent, respectively; and

•

The average per ton sales price for produced coal decreased slightly from $30.80 to $30.74 per ton consisting of decreases of 10 and 2 percent in the prices for industrial and metallurgical coal, respectively, offset by a 2 percent increase in the price for utility coal.

The volume of produced tons sold decreased as severe winter weather disrupted operations and shipping at some of our surface mines and reduced productivity at three of our longwall mines due to panel moves during the quarter.

Freight and handling revenue decreased $2.0 million, or 8 percent, to $24.0 million for the first quarter of 2003 compared with $26.0 million for the first quarter of 2002, on lower shipped volume.

Purchased coal revenue increased $3.8 million, or 16 percent, to $27.0 million for the first quarter of 2003 from $23.2 million for the first quarter of 2002, due to an increase in spot prices for coal, as well as an increase in purchased tons sold. Massey purchases varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, coal handling facility fees, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract buyout payments, and miscellaneous income, increased to $20.0 million for the first quarter of 2003 from $19.9 million for the first quarter of 2002. The increase was primarily due to increased earnings related to the operations of Appalachian Synfuel, LLC, in 2003, offset by a decrease in contract buyout payments from 2002.

Cost of produced coal revenue decreased approximately 5 percent to $272.7 million for the first quarter of 2003 from $287.1 million for the first quarter of 2002. Cost of produced coal revenue on a per ton of coal sold basis increased 1 percent in the first quarter of 2003 compared with the first quarter of 2002. This increase was due to lower productivity at several of our longwall and surface mining operations due to the move of three of our longwalls, the severe winter weather in 2003, and higher wage and benefit levels. Tons produced in the first quarter of 2003 were 10.4 million compared to 11.8 million in the first quarter of 2002.

Freight and handling costs decreased $2.0 million, or 8 percent, to $24.0 million for the first quarter of 2003 compared with $26.0 million for the first quarter of 2002, on lower shipped volume.

Cost of purchased coal revenue increased $2.9 million to $27.6 million for the first quarter of 2003 from $24.7 million for the first quarter of 2002, due to an increase in purchased tons sold. Massey purchases varying amounts of coal each quarter to supplement produced coal sales.

Depreciation, depletion and amortization increased by 0.5 percent to $47.1 million in the first quarter of 2003 compared to $46.8 million for the first quarter of 2002.

Selling, general and administrative expenses were $9.7 million for the first quarter of 2003 compared to $8.4 million for the first quarter of 2002. The increase was primarily attributable to a reduction in bad debt reserves in 2002 for a receivable from a large bankrupt customer, Wheeling Pittsburgh Steel, totaling $2.5 million on a pre-tax basis.

Other expense, which consists of costs associated with the generation of other revenue, such as costs to operate the coal handling facilities, gas wells, and other miscellaneous expenses, remained virtually unchanged from the first quarter 2002 to the first quarter 2003, as the associated revenues remained constant.

Interest expense increased to $9.2 million for the first quarter of 2003 compared with $7.8 million for the first quarter of 2002. The higher interest expense was primarily due to the increase in the weighted average interest rate for the combined variable rate credit facility and receivables-based borrowings to 3.73 percent at March 31, 2003 from the 2.56 percent interest rate available in the commercial paper markets at March 31, 2002.

Income tax benefit was $8.2 million for the first quarter of 2003 compared with $6.2 million for the first quarter of 2002. The first quarter of 2002 included a refund for the settlement of a state tax dispute in the amount of $2.4 million, net of federal tax.

Cumulative effect of accounting change was a charge of $7.9 million, net of tax of $5.0 million for the first quarter of 2003 related to the adoption of FASB Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“Statement 143”), as required, effective January 1, 2003. As a result of adoption Statement 143, the Company recognized a decrease in total reclamation liability of $13.1 million and a decrease in net deferred tax liability of $5.0 million. The Company capitalized asset retirement costs by increasing the carrying amount of the related long lived assets recorded in Property, plant and equipment, net of the associated accumulated depreciation, by $ 22.7 million. Additionally, the Company recognized a decrease in mining properties and mineral rights, net of accumulated depletion, of $48.7 million related to amounts recorded in previous asset purchase transactions from assumption of pre-acquisition reclamation liability. See “Reclamation and Mine Closure Obligations” below, and Note 3 of Notes to Condensed Consolidated Financial Statements for further information.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended March 31, 2003 are not necessarily indicative of results that can be expected for the full year. Please refer to the Critical Accounting Estimates and Assumptions of the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, for a discussion of our critical accounting estimates and assumptions.

Reclamation and Mine Closure Obligations

The Surface Mining Control and Reclamation Act establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering expertise related to these requirements. The estimate of ultimate reclamation liability is reviewed periodically by our management and engineers. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The Company adopted Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) effective January 1, 2003. SFAS 143 requires that retirement obligations be recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. In estimating future cash flows, the Company considered the estimated current cost of reclamation and applied inflation rates and a third party profit, as necessary. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on behalf of the Company. The resulting estimated liability could change significantly if actual amounts change significantly from our assumptions.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, our available liquidity was $118.3 million, including cash and cash equivalents of $4.4 million and $113.9 million availability under our revolving credit facilities. We had $263.7 million outstanding under our primary credit facilities, which is included in short-term debt. The total debt-to-book capitalization ratio was 42.8 percent at March 31, 2003.

On November 26, 2002, Massey and its lenders concluded the extension and amendment of the $150 million 364-day and $250 million multi-year revolving credit facilities, which have been guaranteed by A.T. Massey and its subsidiaries, that serve as the primary source of our short-term liquidity. The credit facilities now provide the lenders with selected assets as collateral for borrowings under the facilities. The selected assets that are collateral for the credit facilities include all capital stock of the Company’s subsidiaries and substantially all of the Company’s assets, now owned or at any time hereafter acquired by the Company, excluding among other things, all coal, oil and gas reserves and mining permits, certain properties (e.g., the Eastman Chemical Company Coal Handling System and Westvaco Coal Handling Facility, and the value of properties that might exceed the lien threshold established in the indenture related to the Senior Notes discussed below) and certain other assets associated with the Company’s accounts receivable securitization program discussed below. Both facilities have been renewed through November 25, 2003. The Company intends to replace these credit facilities prior to their expiration on November 25, 2003, and has already launched refinancing syndication efforts with a number of banks and financial institutions. Borrowings under these facilities bear interest based on (i) the London Interbank Offer Rate (LIBOR) or (ii) the Base Rate (as defined in the credit facility agreements) plus a margin, which is based on the Company’s senior secured debt credit rating as determined by Moody’s and S&P. Currently, Massey’s senior secured debt ratings determined by Moody’s and S&P are Ba1 and BB+, respectively.

The revolving credit facilities contain financial covenants requiring the Company to maintain various financial ratios. Failure by the Company to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on the Company. The financial covenants consist of a maximum leverage ratio, a minimum interest coverage ratio, and a minimum net worth test. The leverage ratio requires that the Company not permit the ratio of total indebtedness at the end of any quarter to consolidated EBITDA (as defined in the credit facility agreements) for the four quarters then ended to exceed a specific amount. The interest coverage ratio requires that the Company not permit the ratio of the Company’s consolidated EBITDA to interest expense for the four quarters then ended to be less than a specified amount. The net worth test requires that the Company not permit its net worth to be less than a specified amount. The Company was in compliance with all material covenants at March 31, 2003 and during all other periods reflected herein. In the event the Company violates any of the debt covenants and do not affect a timely cure or receive a waiver from the lenders in the credit facilities, the debt agreements provide that the Administrative Agent shall, if requested by at least four lenders holding at least 50% of the aggregate amount of the loans, declare the loans immediately due and payable.

In determining consolidated EBITDA for use in computing the leverage ratio, the Company has excluded certain items, including the $25.6 million charge relative to the Harman litigation described in Note 11 of Notes to Condensed Consolidated Financial Statements and the $10.6 million charge relative to the Duke Energy Corporation arbitration award discussed in the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2002. The Company believes that the exclusion of such items is appropriate and has notified the lenders’ Administrative Agent of this exclusion. If the charges for the Harman litigation and Duke arbitration were to be included in the consolidated EBITDA calculation and no further adjustments were made, the Company would still be in compliance with the covenant at March 31, 2003. For further detail on the financial covenants, see Section 5.02 of the Amended and Restated Credit Agreement, which was filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

On January 31, 2003, the Company entered into a borrowing program secured by its accounts receivable. The amount eligible to be borrowed under the program is up to $80 million, depending on the level of eligible receivables and restrictions on concentrations of receivables. At March 31, 2003, the borrowings outstanding under the program totaled $42.2 million. The program expires in July 2004. The receivables outstanding under this program and the corresponding debt is included as “Trade and other accounts receivable” and “Long-term debt,” respectively, on the Company’s condensed consolidated balance sheets. As collections reduce previously pledged interests, new receivables will be pledged. A portion of the cost of the accounts receivable-based financing program is based on the creditors’ level of investment and borrowing costs. The total cost of the program is classified as interest expense on the condensed consolidated statements of income for the period ended March 31, 2003.

The Company had $325.2 million of long-term debt as of March 31, 2003, which consisted of $283 million of 6.95 percent Senior Notes (the “Notes”) due March 1, 2007, and $42.2 million outstanding under the accounts receivable-based financing program. Initially, $300 million of the Notes were issued in March 1997 at a discount, for aggregate proceeds of $296.7 million. During the fourth quarter of 2002 and the first quarter of 2003, the Company made several open-market purchases, retiring a total principal amount of $17.0 million Notes at a cost of $13.1 million plus accrued interest. Interest is payable semiannually on March 1 and September 1 of each year, commencing September 1, 1997. The Notes are redeemable in whole or in part, at the option of the Company at any time at a redemption price equal to the greater of (i) 100 percent of the principal amount of the Notes or (ii) as determined by a Quotation Agent as defined in the offering prospectus. On November 27, 2002, Moody’s and S&P reduced the credit ratings on the Notes to Ba3 and B+, respectively, citing the structural subordination caused by the secured status of the $150 million 364-day and $250 million multi-year revolving credit facilities.

Additionally, the Company has available a $500 million debt shelf registration filed with the Securities and Exchange Commission (the “SEC”) in March 1999, all of which remains unused. An updated filing with the SEC would be required to issue debt under this shelf registration.

Net cash utilized by operating activities was $32.9 million for the first quarter of 2003 compared to net cash provided by operating activities of $21.7 million for the first quarter of 2002. Cash utilized/provided by operating activities reflects net losses adjusted for non-cash charges and changes in working capital requirements.

Net cash utilized by investing activities was $13.0 million and $44.3 million for the first quarters of 2003 and 2002, respectively. The cash used in investing activities reflects capital expenditures in the amount of $17.3 million and $46.1 million for the first quarters of 2003 and 2002, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, and projects to improve the efficiency of mining operations. In addition to the cash spent on capital expenditures, during the first quarter of 2003, we leased, through operating leases, $5.6 million of longwall and surface mining equipment compared to $4.6 million for the first quarter of 2002. Additionally, the first quarters of 2003 and 2002 included $4.2 million and $1.9 million, respectively, of proceeds provided by the sale of assets.

Financing activities primarily reflect changes in short term financing for the first quarter of 2003 and 2002, as well as the exercising of stock options. Net cash provided by financing activities was $47.5 million and $35.0 million for the first quarter of 2003 and 2002, respectively. In addition, net cash provided by financing activities for 2003 includes a net increase of $42.2 million in the receivables-based financing program, which began in January 2003, as well as $11.1 million of proceeds from sale-leaseback transactions.

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

The Company uses surety bonds to secure reclamation, workers’ compensation, wage payments, and other miscellaneous obligations. As of March 31, 2003, the Company had $260 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $232 million, workers’ compensation bonds of $10 million, wage payment and collection bonds of $9 million, and other miscellaneous obligation bonds of $9 million. Recently, surety bond costs have increased, while the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, the Company will seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

From time to time the Company uses bank letters of credit to secure its obligations for worker’s compensation programs, various insurance contracts and other obligations. Issuing banks currently require that such letters of credit be secured by funds deposited into restricted accounts pledged to the banks under reimbursement agreements. At March 31, 2003, the Company had $46.4 million of letters of credit outstanding, collateralized by $45.4 million of cash deposited in restricted, interest bearing accounts, and no claims were outstanding against those letters of credit.

Massey believes that cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments and anticipated dividend payments for at least the next several years. Nevertheless, the ability of Massey to satisfy its debt service obligations, to fund planned capital expenditures or pay dividends will depend upon its future operating performance, its ability to refinance its short-term debt, and other factors, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond Massey’s control. Massey frequently evaluates potential acquisitions. In the past, Massey has funded acquisitions primarily with cash generated from operations, but Massey may consider a variety of other sources, depending on the size of any transaction, including debt or equity financing. There can be no assurance that such additional capital resources will be available to Massey on terms which Massey finds acceptable, or at all.

The following is a summary of our significant obligations as of March 31, 2003:

	Payments Due by Years

In thousands	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years

Long-term debt	$325,175	$—	$42,175	$283,000	$—
Operating lease obligations	215,465	64,791	115,944	32,030	2,700

Total obligations	$540,640	$64,791	$158,119	$315,030	$2,700

Additionally, we have noncurrent liabilities relating to other post-employment benefits, work related injuries and illnesses, and mine reclamation and closure. As of March 31, 2003, payments related to these items are estimated to be:

Payments Due by Years (In thousands)

Within 1 Year	2 – 3 Years	4 – 5 Years

$ 33,068	$ 64,289	$ 61,100

Our determination of these noncurrent liabilities is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. Moreover, in particular, for periods after 2003, our estimates may change from the amounts included in the table, and may change significantly, if our assumptions change to reflect changing conditions. These assumptions are discussed in the Critical Accounting Estimates and Assumptions of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the Notes to our Consolidated Financial Statements, included in our Form 10-K/A for the fiscal year ended December 31, 2002.

INFLATION

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“Statement 148”). Statement 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”) and provides alternative methods for accounting for stock-based compensation. The Company has adopted the disclosure requirements for the quarter ended March 31, 2003 (see Note 9 of the Notes to Condensed Consolidated Financial Statements) and the year ended December 31, 2002.

OUTLOOK

Cold winter weather, reductions in utility coal stockpiles to normalized levels and higher natural gas prices are expected to increase demand for coal during the remainder of 2003. Supply constraint and production declines by producers throughout Central Appalachia should also continue to support coal prices. The Company currently projects produced coal sales of 43 to 45 million tons in 2003, with approximately 42 million tons already committed at the end of the first quarter. The Company expects breakeven to a loss of $0.10 per share for the second quarter of 2003.

Item 3:

QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

Our interest expense is sensitive to changes in the general level of interest rates in the United States. At March 31, 2003, we had outstanding $283 million aggregate principal amount of long-term debt under fixed-rate instruments; however, our primary exposure to market risk for changes in interest rates relates to our short-term debt financing and our long-term accounts receivable-based financing program. At March 31, 2003, we had $263.7 million outstanding under the revolving credit facilities and $42.2 million outstanding under the accounts receivable program. At March 31, 2003, the weighted average interest rate under the combined variable-rate facilities was approximately 3.73 percent. Based on the short-term debt balance outstanding at March 31, 2003, a 100 basis point increase in the average issuance rate for our borrowings would increase our annual interest expense by approximately $3.1 million.

We manage our commodity price risk through the use of long-term coal supply agreements, which are contracts with a term of greater than 12 months, rather than through the use of derivative instruments. For our fiscal year ended December 31, 2002, approximately 94% of our coal sales volume was pursuant to long-term contracts. The Company anticipates that in 2003, the percentage of sales pursuant to long-term arrangements will be comparable with the percentage of sales for 2002. The prices for coal shipped under long-term contracts may be below the current market price for similar types of coal at any given time. As a consequence of the substantial volume of its sales, which are subject to these long-term agreements, the Company has less coal available with which to capitalize on stronger coal prices if and when they arise. In addition, because long-term contracts typically allow the customer to elect volume flexibility, the Company’s ability to realize the higher prices that may be available in the spot market may be restricted when customers elect to purchase higher volumes under such contracts, or the Company’s exposure to market-based pricing may be increased should customers elect to purchase fewer tons.

Almost all of our transactions are denominated in U.S. dollars, and, as a result, we do not have material exposure to currency exchange-rate risks.

We have not engaged in any interest rate, foreign currency exchange rate or commodity price-hedging transactions.

Item 4:

CONTROLS AND PROCEDURES

Massey’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Massey’s controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II: OTHER INFORMATION

Item 1.

Legal Proceedings

The following describes material developments in legal proceedings affecting us, as previously described in Item 3, “Legal Proceedings,” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, as they relate to the fiscal quarter ended March 31, 2003.

Water Claims Litigation

Two cases were filed in the Circuit Court of Mingo County, West Virginia, alleging that Massey’s Delbarton Mining Company subsidiary’s mining activities destroyed nearby resident plaintiffs’ water supplies. One case was filed on behalf of 134 plaintiffs on July 1, 2002, and the other was filed on behalf of 54 plaintiffs on July 26, 2002 (an amended complaint filed May 1, 2003, added 42 plaintiffs). The plaintiffs seek to recover compensatory and punitive damages, but their alleged damages have not been quantified. Delbarton has already provided many of the plaintiffs with a replacement water source. The case is in the very early procedural stages and the trial is scheduled for October 2003 in the first case and February 2004 in the second case.

Force Majeure Litigation

On April 16, 2002, Appalachian Power Company, a subsidiary of American Electric Power, filed suit against Massey’s subsidiaries Central West Virginia Energy Company, Massey Coal Sales Company, Inc. and A.T. Massey Coal Company, Inc. in the Court of Common Pleas of Franklin County, Ohio. Further details of this action are set forth in Note 11 of the Consolidated Financial Statements of this quarterly report on Form 10-Q. The trial for this matter, originally scheduled for April 28, 2003, has been continued to June 4, 2003. Discovery is ongoing and Appalachian Power has indicated on a preliminary basis that it intends to seek approximately $20.3 million in damages for its cost of purchasing substitute coal. No other alleged damages have been quantified.

Preparation Plant Employees Litigation

Several subsidiaries of the Company, along with several other coal companies and several chemical companies, are defendants in an action styled Denver Pettry, et al. v. Peabody Holding Company, et al., filed April 17, 2002 in the Circuit Court of Boone County, West Virginia, in which the plaintiffs allege that they were excessively exposed to chemicals used in the coal preparation plants of the defendant coal companies, which were manufactured by the defendant chemical companies. The plaintiffs are attempting to attain class action status, and seek to recover unquantified compensatory and punitive damages. The Company believes it has significant defenses to the claims, and is defending the case vigorously. The case is in the early stages of discovery.

On July 25, 2002, one of the Company’s insurer’s filed a declaratory judgment action in the U.S. District Court for the Eastern District of Virginia, seeking a declaration that it has no duty to defend or indemnify the Massey companies in the Pettry action. On October 2, 2002, the Massey companies filed suit seeking a declaratory judgment in the Circuit Court of Boone County, West Virginia, against that insurer and other insurers who provided policies to the Massey companies that may cover the Pettry claims, and filed a motion to dismiss the action filed in Virginia. On February 25, 2003, the U.S. District Court for the Eastern District of Virginia entered an order dismissing the Virginia case. The insurer appealed the dismissal of the Virginia case to the Supreme Court of Virginia, and filed a motion in the West Virginia case seeking a stay of that proceeding until its appeal of the Virginia case is decided. By order entered May 2, 2003, the court in the West Virginia case granted that motion.

Show Cause Orders

On January 14, 2003, WVDEP withdrew a show cause order previously issued to Massey’s Independence Coal Company subsidiary on October 29, 2002, relating to alleged violations at Independence’s active Twilight Surface Mine. WVDEP withdrew the show cause order on the grounds that it contained administrative errors. On March 18, 2003, WVDEP issued a new order to Independence requiring it to show cause why its permit for its Twilight Surface Mine should not be suspended or revoked due to an alleged pattern of violations and one cessation order alleging failures to follow requirements regarding off-site damage, drainage, reclamation, permit conditions, fill construction and groundwater protection. Independence requested a hearing to show cause on April 4, 2003, but none has been scheduled.

On April 22, 2002, WVDEP entered an order to Independence Coal Company finding that: three notices of violation and three cessation orders relating to sediment control constituted a pattern at Independence’s preparation plant permit; two notices of violation and one cessation order relating to effluent limits, refuse placement and sediment control constituted a pattern at Independence’s Jake Gore coal refuse impoundment; and three notices of violation and one cessation order relating to drainage control on its Justice mine permit constituted a pattern at Independence’s Justice longwall mine. WVDEP ordered suspensions at the preparation plant for 16 days, the Jake Gore coal refuse impoundment for 12 days and the Justice longwall mine for seven days. On appeal, the West Virginia Surface Mine Board reduced the preparation plant permit suspension to 12 days and overturned the suspensions related to the Jake Gore coal refuse impoundment and the Justice longwall permits. Independence appealed the suspension of the preparation plant permit to the Circuit Court of Boone County, West Virginia, and on April 28, 2003, the Court reversed the order on the grounds that Independence was not given an unbiased hearing by WVDEP and remanded the matter to WVDEP for a new hearing. WVDEP has not yet set a new hearing or appealed the Court’s order.

Miscellaneous

On September 12, 2002, the WVDEP notified Massey’s Bandmill Coal Company subsidiary of a proposed civil penalty of $114,000 for a cessation order issued to Bandmill on July 19, 2002 when heavy rains caused erosion to a valley fill and damage to off-site property. The notice gave Bandmill the right to request an informal conference to contest the assessment. Bandmill has requested an informal conference, but none has been held. If Bandmill is not satisfied with the result of the informal conference, it may request a formal hearing before the West Virginia Surface Mine Board.

Item 6.

Exhibits and Reports on Form 8-K.

(a)

Exhibits

99.1

Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

99.2

Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K.

Form 8-K filed on April 1, 2003 reporting the resolutions of issues raised during a routine review of its filings by the Division of Corporate Finance of the Securities and Exchange Commission (SEC) with no material cumulative impact on its previously reported financial results

Form 8-K filed on May 2, 2003 reporting Massey’s financial results for the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY (Registrant)
Date: May 15, 2003	/s/ K. J. STOCKEL

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

Date: May 15, 2003	/s/ K. J. STOCKEL

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

Date: May 15, 2003	/s/ D. L. BLANKENSHIP

D. L. Blankenship Chairman, Chief Executive Officer and President