Form 10-Q
period 2003-06-30
MASSEY ENERGY CO
filed 2003-08-14
CIK 37748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2003

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

As of July 31, 2003 there were 75,309,722 shares of common stock, $0.625 par value, outstanding.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2003

PART I: FINANCIAL INFORMATION

I TEM 1:	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS	2003	2002	2003	2002
Revenues
Produced coal revenue	$325,352	$330,903	$628,314	$654,406
Freight and handling revenue	22,563	26,822	46,608	52,817
Purchased coal revenue	26,571	26,668	53,524	49,848
Other revenue	18,917	18,114	38,909	37,987
Senior notes repurchase income	—	—	615	—

Total revenues	393,403	402,507	767,970	795,058
Costs and expenses
Cost of produced coal revenue	283,025	302,038	555,712	589,130
Freight and handling costs	22,563	26,822	46,608	52,817
Cost of purchased coal revenue	26,623	27,946	54,230	52,662
Depreciation, depletion and amortization applicable to:
Cost of produced coal revenue	46,365	49,054	92,292	95,421
Selling, general and administrative	1,140	1,000	2,271	1,459
Selling, general and administrative	8,043	9,961	17,749	18,405
Other expense	2,333	3,084	5,564	6,185

Total costs and expenses	390,092	419,905	774,426	816,079
Income (Loss) before interest and taxes	3,311	(17,398)	(6,456)	(21,021)
Interest income	950	676	2,192	1,664
Interest expense	(9,847)	(8,619)	(19,085)	(16,425)

Loss before taxes	(5,586)	(25,341)	(23,349)	(35,782)
Income tax benefit	(3,389)	(8,885)	(11,554)	(15,113)

Loss before cumulative effect of accounting change	(2,197)	(16,456)	(11,795)	(20,669)
Cumulative effect of accounting change, net of tax of $5.0 million	—	—	(7,880)	—

Net loss	$(2,197)	$(16,456)	$(19,675)	$(20,669)

Loss per share: (Basic and Diluted) (Note 7)
Loss before cumulative effect of change in accounting principle	$(0.03)	$(0.22)	$(0.16)	$(0.28)
Cumulative effect of change in accounting principle	—	—	(0.10)	—

Net loss	$(0.03)	$(0.22)	$(0.26)	$(0.28)

Shares used to calculate loss per share (Note 7)
Basic and Diluted	74,550	74,445	74,540	74,397

Dividends declared per share	$0.04	$0.04	$0.08	$0.08

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

$ IN THOUSANDS	JUNE 30, 2003	DECEMBER 31, 2002*
ASSETS
Current Assets
Cash and cash equivalents	$24,929	$2,725
Trade and other accounts receivable, less allowance of $8,784 and $8,775, respectively	163,794	175,795
Inventories	192,965	193,669
Deferred taxes	13,889	13,889
Income taxes receivable	27,176	6,437
Other current assets	143,078	117,326

Total current assets	565,831	509,841
Net Property, Plant and Equipment	1,447,974	1,534,488
Other Noncurrent Assets
Pension assets	71,050	77,356
Other	127,827	119,747

Total other noncurrent assets	198,877	197,103

Total assets	$2,212,682	$2,241,432

*	Amounts at December 31, 2002 have been derived from audited financial statements.

(Continued On Next Page)

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

$ IN THOUSANDS	JUNE 30, 2003	DECEMBER 31, 2002*
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable (trade and bank overdrafts)	$114,320	$124,933
Short-term debt	—	264,045
Payroll and employee benefits	26,414	44,389
Other current liabilities	116,882	139,896

Total current liabilities	257,616	573,263
Noncurrent Liabilities
Long-term debt	603,323	286,000
Deferred taxes	249,106	244,676
Other noncurrent liabilities	318,819	329,281

Total noncurrent liabilities	1,171,248	859,957
Shareholders’ Equity
Capital Stock
Preferred – authorized 20,000,000 shares without par value; none issued	—	—
Common – authorized 150,000,000 shares of $0.625 par value; issued and outstanding – 75,308,796 and 75,317,732 shares at June 30, 2003 and December 31, 2002, respectively	47,070	47,074
Additional capital	21,823	21,659
Retained earnings	720,227	745,886
Unamortized executive stock plan expense	(5,302)	(6,407)

Total shareholders’ equity	783,818	808,212

Total liabilities and shareholders’ equity	$2,212,682	$2,241,432

*	Amounts at December 31, 2002 have been derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	SIX MONTHS ENDED JUNE 30,
$ IN THOUSANDS	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,675)	$(20,669)
Adjustments to reconcile net loss to cash utilized by operating activities:
Cumulative effect of accounting change, net of tax	7,880	—
Depreciation, depletion and amortization	94,563	96,880
Deferred taxes	9,468	(11,363)
Loss on disposal of assets	765	110
Gain on repurchase of senior notes	(615)	—
Changes in operating assets and liabilities	(89,556)	(41,641)

Cash provided by operating activities	2,830	23,317

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(51,585)	(93,569)
Proceeds from sale of assets	8,708	4,267

Cash utilized by investing activities	(42,877)	(89,302)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) Increase in revolving credit facilities, net	(133,545)	67,349
Repurchase of senior notes	(2,385)	—
Increase in receivables-based financing, net	57,823	—
Proceeds from issuance of convertible notes	128,040	—
Proceeds from sale-leaseback transactions	17,960	—
Dividends paid	(5,966)	(5,956)
Stock options exercised	324	1,392

Cash provided by financing activities	62,251	62,785

Increase (Decrease) in cash and cash equivalents	22,204	(3,200)
Cash and cash equivalents at beginning of period	2,725	5,544

Cash and cash equivalents at end of period	$24,929	$2,344

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	General

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Annual Report on Form 10-K/A of Massey Energy Company (“Massey” or the “Company”) for the fiscal year ended December 31, 2002. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended June 30, 2003 are not necessarily indicative of results that can be expected for the full year.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at June 30, 2003 and December 31, 2002, and its consolidated results of operations and cash flows for the six months ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

The condensed consolidated financial statements include the accounts of Massey, its wholly owned subsidiary A. T. Massey Coal Company, Inc. (“A. T. Massey”) and its subsidiaries. The Company has no independent assets or operations. A. T. Massey, which fully and unconditionally guarantees the Company’s obligations under the 6.95% Senior Notes due 2007 and the 4.75% Senior Convertible Notes due 2023, is the Company’s sole direct operating subsidiary. See Note 6 for a more complete discussion of debt.

Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

(2)	Cumulative Effect of Change in Accounting for Reclamation Liabilities

Effective January 1, 2003, the Company changed its method of accounting for reclamation liabilities in accordance with FASB Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“Statement 143”). Statement 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is incurred. The Company periodically reviews its estimated future cash flows for its asset retirement obligations.

As a result of adoption of Statement 143, the Company recognized a decrease in total reclamation liability of $13.1 million. The Company capitalized asset retirement costs by increasing the carrying amount of the related long lived assets recorded in Property, plant and equipment, net of the associated accumulated depreciation, by $22.7 million. Additionally, the Company recognized a decrease in mining properties and mineral rights, net of accumulated depletion, of $48.7 million related to amounts recorded in previous asset purchase transactions from assumption of pre-acquisition reclamation liabilities. The Company also recognized a decrease in net deferred tax liability of $5.0 million as a result of adoption of Statement 143.

The cumulative effect of the change on prior years resulted in a charge to income of $7.9 million, net of income taxes of $5.0 million ($0.10 per share). The pro forma effects of the application of Statement 143 as if Statement 143 had been applied retroactively are presented below:

	Three months ended		Six months ended
$ in thousands	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net loss	$(2,197)	$(16,872)	$(11,795)	$(21,680)
Net loss per common share	$(0.03)	$(0.23)	$(0.16)	$(0.29)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The following table describes all changes to the Company’s reclamation liability:

$ in thousands	Six months ended June 30, 2003
Reclamation liability at beginning of period	$115,038
Cumulative effect	(13,124)
Accretion expense	3,932
Liability incurred	1,490
Revisions in estimated cash flows	(950)
Payments	(6,431)

Reclamation liability at end of period	$99,955

The pro forma reclamation liability balances as if Statement 143 had been applied retroactively are as follows:

$ in thousands	Six months ended June 30, 2003	Twelve months ended December 31, 2002
Pro forma amounts of reclamation liability at beginning of period	$101,914	$99,756
Pro forma amounts of reclamation liability at end of period	$99,955	$101,914

(3)	Inventories

Inventories are comprised of:

$ in thousands	June 30, 2003	December 31, 2002
Saleable coal	$54,525	$69,823
Raw coal	57,087	47,898
Work in process	58,336	52,817

Subtotal coal inventory	$169,948	$170,538
Supplies inventories	23,017	23,131

Total inventory	$192,965	$193,669

(4)	Other Current Assets

Other current assets are comprised of the following:

$ in thousands	June 30, 2003	December 31, 2002
Longwall panel costs	$44,810	$39,155
Deposits	69,342	42,319
Other	28,926	35,852

Total other current assets	$143,078	$117,326

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(5)	Property, Plant and Equipment

Net Property, Plant and Equipment is comprised of:

$ in thousands	June 30, 2003	December 31, 2002
Property, Plant and Equipment, at cost	$2,770,413	$2,817,145
Accumulated depreciation, depletion and amortization	(1,322,439)	(1,282,657)

	$1,447,974	$1,534,488

(6)	Debt

The Company’s debt is comprised of the following:

$ in thousands	June 30, 2003	December 31, 2002
6.95% senior notes due 2007	$283,000	$286,000
4.75% convertible senior notes due 2023	132,000	—
Revolving credit facilities	130,500	264,045
Accounts receivable-based financing	57,823	—

Total debt	603,323	550,045

Less short-term debt	—	264,045

Total long-term debt	$603,323	$286,000

The weighted average effective interest rate of the Company’s outstanding variable interest-rate borrowings was 4.43 percent at June 30, 2003 and 3.92 percent at December 31, 2002. The Company was in compliance with all material covenants at June 30, 2003 and during all other periods reflected herein.

On July 2, 2003, the Company completed the refinancing of the revolving credit facilities. A.T. Massey executed a $355 million secured financing package consisting of a $105 million revolving credit facility and a $250 million term loan. Proceeds from the term loan were used to repay the Company’s short-term debt, and as a result, the amounts borrowed under the revolving credit facilities and accounts receivable-based financing were recorded as long-term debt at June 30, 2003. See Note 11 for further discussion of the refinancing.

Accounts receivable-based financing program

On January 31, 2003, the Company entered into a borrowing program secured by its accounts receivable. The amount eligible to be borrowed under the program is up to $80 million, depending on the level of eligible receivables and restrictions on concentrations of receivables. At June 30, 2003, the borrowings outstanding under the program totaled $57.8 million, which was subsequently repaid with a portion of the proceeds received from the term loan, part of the refinancing of the credit facilities. See Note 11 for further discussion of the refinancing. The program expires in July 2004. The receivables outstanding under this program and the corresponding debt are included as Trade and other accounts receivable and Long-term debt, respectively, on the Company’s condensed consolidated balance sheets. As collections reduce previously pledged interests, new receivables will be pledged. A portion of the cost of the accounts receivable-based financing program is based on the creditors’ level of investment and borrowing costs. The total cost of the program is classified as Interest expense on the condensed consolidated statements of income for the period ended June 30, 2003.

4.75% Convertible Senior Notes

On May 29, 2003, the Company issued $132.0 million of 4.75% Convertible Senior Notes due May 15, 2023 (the “Convertible Notes”), in a private placement. The Company has subsequently filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) to register the Convertible Notes. The proceeds were used to repay outstanding borrowings under the revolving credit facilities, which permanently reduced available commitments, in a like amount, under those facilities. The Convertible Notes are unsecured obligations ranking equally with all other unsecured senior indebtedness of the Company. Interest on the Convertible Notes is payable on May 15 and November 15 of each year,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

beginning on November 15, 2003. The Convertible Notes will mature on May 15, 2023, however Massey may redeem some or all of the Convertible Notes at any time on or after May 20, 2009.

Holders of the Convertible Notes may require Massey to purchase all or a portion of their Convertible Notes on May 15, 2009, May 15, 2013 and May 15, 2018. The Company will pay cash for all Convertible Notes so purchased on May 15, 2009. For purchases on May 15, 2013 or May 15, 2018, the Company may, at its option, choose to pay the purchase price for such Convertible Notes in cash or in shares of Massey’s common stock or any combination thereof.

The Convertible Notes are convertible during certain periods by holders into shares of Massey’s common stock initially at a conversion rate of 51.573 shares of common stock per $1,000 principal amount of Convertible Notes (subject to adjustment in certain events) under the following circumstances: (1) if the price of Massey’s common stock reaches specified thresholds; (2) if the Convertible Notes are redeemed by the Company; (3) upon the occurrence of certain specified corporate transactions; or (4) if the credit ratings assigned to the Convertible Notes decline below specified levels.

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

The Company uses surety bonds to secure reclamation, workers’ compensation, wage payments, and other miscellaneous obligations. As of June 30, 2003, the Company had $267 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $239 million, workers’ compensation bonds of $10 million, wage payment and collection bonds of $9 million, and other miscellaneous obligation bonds of $9 million. Recently, surety bond costs have increased, while the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, the Company will seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral. During the quarter ended June 30, 2003, the Company deposited $19 million into a restricted interest bearing account, securing various surety obligations.

From time to time the Company uses bank letters of credit to secure its obligations for worker’s compensation programs, various insurance contracts and other obligations. Issuing banks currently require that such letters of credit be secured by funds deposited into restricted accounts pledged to the banks under reimbursement agreements. At June 30, 2003, the Company had $46.4 million of letters of credit outstanding, collateralized by $45.4 million of cash deposited in restricted, interest bearing accounts, and no claims were outstanding against those letters of credit.

(7)	Earnings Per Share

The number of shares used to calculate basic loss per share for the three months and six months ended June 30, 2003 and 2002 is based on the weighted average outstanding shares of Massey during the respective periods. The number of shares used to calculate diluted earnings (loss) per share is based on the number of shares used to calculate basic loss per share plus the dilutive effect of stock options and other stock-based instruments held by Massey employees each period. In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities was excluded from the calculation of the diluted loss per common share in the three months and six months ended June 30, 2003 and 2002, as such inclusion would result in antidilution.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The computations for basic and diluted loss per share are based on the following per share information:

	Three months ended June 30,		Six months ended June 30
In thousands	2003	2002	2003	2002
Average shares of common stock outstanding:
Basic	74,550	74,445	74,450	74,397
Effect of stock options/restricted stock	—	—	—	—

Diluted	74,550	74,445	74,450	74,397

(8)	Stock Plans

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded based on the quoted market price of the Company’s stock at the end of the period. The Company has implemented the disclosure-only provisions of Statement No. 123. The Company has recognized no stock-based compensation expense related to stock options in the three months ended June 30, 2003 and 2002, as all options granted had an exercise price equal to market value of the underlying common stock on the date of the grant. If the Company had followed the fair value method under Statement 123 to account for stock based compensation for stock options, the amount of stock based compensation cost for stock options, net of related tax, which would have been recognized for each period and pro-forma net income for each period would have been as follows:

	Three months ended June 30,		Six months ended June 30,
$ In thousands, except per share	2003	2002	2003	2002
Net loss, as reported	$(2,197)	$(16,456)	$(19,675)	$(20,669)
Total stock-based employee compensation expense for stock options determined under Black-Scholes option pricing model	$(521)	$(522)	$(1,035)	$(1,044)

Pro forma net loss	$(2,718)	$(16,978)	$(20,710)	$(21,713)

Loss per share:
Basic and Diluted—as reported	$(0.03)	$(0.22)	$(0.26)	$(0.28)
Basic and Diluted—pro forma	$(0.04)	$(0.23)	$(0.28)	$(0.29)

(9)	Other Items Affecting Net Income

During the second quarter of 2002, the Company recorded a charge in the amount of $25.6 million (pre-tax) related to an adverse jury verdict in the West Virginia Harman Mining Corporation action, which was rendered on August 1, 2002 (see Note 10 for further discussion). This charge is included in cost of sales for the three month and six month periods ended June 30, 2002.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(10)	Contingencies and Commitments

Harman Case

On July 31, 1997, the Company acquired United Coal Company and its subsidiary, Wellmore Coal Corporation (“Wellmore”). Wellmore was party to a coal supply agreement (the “CSA”) with Harman Mining Corporation and certain of its affiliates (“Harman”), pursuant to which Harman sold coal to Wellmore. In December 1997, Wellmore declared force majeure under the CSA and reduced the amount of coal to be purchased from Harman as a result thereof. Wellmore declared force majeure because its major customer for the coal purchased under the CSA was forced to close its Pittsburgh, Pennsylvania coke plant due to regulatory action. The Company subsequently sold Wellmore, but retained responsibility for any claims relating to this declaration of force majeure. On October 29, 1998, Harman and its sole shareholder, Hugh Caperton, filed an action against Massey and certain of its subsidiaries in the Circuit Court of Boone County, West Virginia, alleging that Massey and its subsidiaries tortiously interfered with Harman’s contract with Wellmore and, as a result, caused Harman to go out of business. On August 1, 2002, the jury in the case awarded the plaintiffs $50 million in compensatory and punitive damages. Massey is vigorously pursuing post-judgment remedies, and various motions filed in the trial court have been fully briefed and argued. On July 17, 2003, the Circuit Court ruled on one of the post trial motions requiring us to post with the Circuit Court a surety bond or letter of credit in the amount of $55 million (including interest) within thirty (30) days. The Company accrued a liability with respect to this case of $25 million, excluding interest, included in Other current liabilities, which the Company believes is a fair estimate of the eventual total payout in this case. Massey will appeal to the Supreme Court of Appeals of West Virginia, if necessary.

Martin County Impoundment Discharge

On October 11, 2000, a partial failure of Massey’s Martin County Coal Corporation’s (“MCCC”) coal refuse impoundment released approximately 230 million gallons of coal slurry into adjacent underground mine workings. The slurry then discharged into two tributary streams of the Big Sandy River in eastern Kentucky. No one was injured in the discharge. Clean up efforts began immediately and are complete. As of June 30, 2003, Massey has incurred a total of approximately $58.8 million of cleanup costs in connection with the spill, $52.5 million of which have been paid directly or reimbursed by insurance companies. In the consolidated balance sheets as of June 30, 2003 and December 31, 2002, the accruals related to this matter of $8.0 million and $9.9 million, respectively, are included in Other current liabilities, and probable insurance recoveries of $11.0 million and $15.1 million, respectively, are included in Trade and other accounts receivable. Massey continues to seek insurance reimbursement of any and all covered costs. Most of the claims, fines, penalties and lawsuits from the impoundment failure have been satisfied or settled. The remaining issues include:

(1)	There are five existing suits (one seeking class certification) in the Circuit Court of Martin County, Kentucky, asserting 18 claims for personal injury, property and other damages and seeking unquantified compensatory and punitive damages allegedly resulting from the October 11, 2000 incident, including one suit that was filed on July 31, 2003 asserting claims similar to other previously-filed suits.

(2)	On June 26, 2001, the West Virginia Department of Environmental Protection (“WVDEP”) filed a civil action against MCCC in the Circuit Court of Wayne County, West Virginia, alleging natural resources damages in West Virginia and alleged violations of law resulting from the impoundment discharge. The WVDEP’s alleged damages have not been quantified. The court ruled that WVDEP cannot collect statutory penalties, but has not yet ruled on whether WVDEP can continue to assert its claims for punitive damages. Massey is continuing to defend this action vigorously and believes that it has numerous valid defenses to the claims.

(3)	The Federal Mine Safety and Health Administration (“MSHA”) issued various citations following the impoundment discharge, and assessed penalties totaling approximately $110,000. The citations allege that the Company violated the MSHA-approved plan for operation of the facility. The Company has contested the violations and penalty amount which, to date, has resulted in a directed verdict rescinding one of the assessed penalties totaling $55,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(4)	On October 11, 2002, the Town of Fort Gay, West Virginia filed suit against the Company and MCCC in the Circuit Court of Wayne County, West Virginia, alleging that its water treatment and distribution plant was damaged when water, discharged from the MCCC impoundment, was pumped into the facility. The plaintiff seeks unquantified compensatory and punitive damages. Massey believes that it has valid defenses to the claims and is defending the action vigorously.

(5)	The Company received a subpoena from a federal grand jury of the United States District Court for the Eastern District of Kentucky requesting our documents relating to the impoundment and impoundment discharge. We are in the process of responding to the subpoena.

The Company believes it has insurance coverage applicable to these items, at least with respect to costs other than governmental penalties, such as those assessed by MSHA, and punitive damages, if any. One of our carriers has stated that it believes its policy does not provide coverage for governmental penalties or punitive damages.

Elk Run Dust Case

On February 2, 2001, approximately 160 residents of the Town of Sylvester, West Virginia, filed suit in the Circuit Court of Boone County, West Virginia against the Company and its subsidiary, Elk Run Coal Company, Inc., alleging that Elk Run’s operations create noise, light and dust constituting a nuisance and causing damage to the community and seeking to recover compensatory and punitive damages. On February 7, 2003, a jury awarded approximately $475,000 in compensatory damages to the plaintiffs, but rejected the plaintiffs’ request for punitive damages. The plaintiffs’ claim for attorneys’ fees is pending. Upon entry of a final order, either party has four months to appeal the case to the Supreme Court of Appeals of West Virginia. At June 30, 2003, the Company had reserved for the verdict amount plus its best estimate of the outcome of the plaintiffs’ claim for attorneys’ fees.

West Virginia Flooding Cases

Five of the Company’s subsidiaries, among others, have been named in 17 separate complaints filed in Boone, Fayette, Kanawha, McDowell, Mercer, Raleigh and Wyoming Counties, West Virginia. These cases collectively include numerous plaintiffs who filed suit on behalf of themselves and others similarly situated, seeking damages for property damage and personal injuries arising out of flooding that occurred in southern West Virginia in July of 2001. The plaintiffs sued coal, timber, railroad and land companies under the theory that mining, construction of haul roads and removal of timber caused natural surface waters to be diverted and interrupted in an unnatural way, thereby causing damage to the plaintiffs. The Supreme Court of Appeals of West Virginia ruled that these cases, including several additional flood damage cases not involving the Company’s subsidiaries, will be handled pursuant to the Court’s mass litigation rules. As a result of this ruling, the cases have been transferred to the Circuit Court of Raleigh County, West Virginia to be handled by a panel of three circuit court judges. The panel will, among other things, determine whether the individual cases should be consolidated or returned to their original circuit courts. While the plaintiffs’ alleged damages have not been quantified and the outcome of this litigation is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, we believe this matter will be resolved without a material adverse effect on our cash flows, financial condition or results of operations.

Force Majeure Litigation

On April 16, 2002, Appalachian Power Company, a subsidiary of American Electric Power, filed suit against Massey’s subsidiaries Central West Virginia Energy Company, Massey Coal Sales Company, Inc. and A.T. Massey Coal Company, Inc. in the Court of Common Pleas of Franklin County, Ohio. The suit alleged that the Company improperly claimed force majeure with respect to a tonnage shortfall under its agreements with Appalachian Power in 2000 and 2001, and sought to recover the additional cost Appalachian Power incurred in purchasing substitute coal. The complaint further alleged that the Company’s claim of force majeure constitutes fraud, and sought to recover profits made by it on sales to other customers of the coal Appalachian Power claims should have been delivered to it. By order entered July 25, 2002, the court dismissed the fraud claim, however, on December 20, 2002, the court granted Appalachian Power leave to file a second amended complaint to reassert the fraud claim. The dispute has now been settled and an order dismissing the lawsuit, with prejudice, was entered

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

by the court on July 15, 2003. The settlement did not have a material impact upon our consolidated financial position, cash flows or results of operations.

Water Claims Litigation

Two suits were filed in the Circuit Court of Mingo County, West Virginia, alleging that Massey’s Delbarton Mining Company subsidiary’s mining activities destroyed nearby resident plaintiffs’ water supplies. One case was filed on behalf of 134 plaintiffs on July 1, 2002, and the other was filed on behalf of 54 plaintiffs on July 26, 2002 (an amended complaint filed May 1, 2003, added 42 plaintiffs). The plaintiffs seek to recover compensatory and punitive damages, but their alleged damages have not been quantified. Delbarton Mining Company has already provided many of the plaintiffs with a replacement water source. The cases are in the very early procedural stages and the trials are scheduled for April 2004 in the first case and February 2004 in the second case.

Shareholder Derivative Suit

On August 5, 2002, a shareholder derivative complaint was filed in the Circuit Court of Boone County, West Virginia, naming as defendants the Company, each of the Company’s directors (including Don L. Blankenship, Chairman, Chief Executive Officer and President), James L. Gardner, Executive Vice President and Chief Administrative Officer, Jeffrey M. Jarosinski, Vice President—Finance and former Chief Financial Officer (now Chief Compliance Officer), Madeleine M. Curle, former Vice President—Human Resources, and Bennett K. Hatfield, former Executive Vice President and Chief Operating Officer. The complaint alleges (i) breach of fiduciary duties against all of the defendants for refusing to cause the Company to comply with environmental, labor and securities laws, and (ii) improper insider trading by Don L. Blankenship, Jeffrey M. Jarosinski, Madeleine M. Curle and Bennett K. Hatfield. The plaintiff makes these allegations derivatively and seeks to recover damages on behalf of the Company. The damages claimed by the plaintiff have not been quantified. The Company and the other defendants removed the case to Federal District Court in Charleston, West Virginia, but the case has been remanded to the Circuit Court of Boone County, West Virginia. Motions to dismiss have been filed on behalf of all defendants, and the case is still in the early procedural stages. The Company is vigorously defending this case.

Trucking Litigation

On January 7, 2003, Coal River Mountain Watch, an advocacy group representing local residents in the Counties of Boone, Raleigh and Kanawha, West Virginia, and other plaintiffs, filed suit in the Circuit Court of Kanawha County, West Virginia against various coal and transportation companies (including various Massey subsidiaries) alleging that the defendants illegally transport coal in overloaded trucks causing damage to state roads and interfering with the plaintiffs’ use and enjoyment of their properties and their right to use the public roads, and seeking injunctive relief and damages (including punitive damages). The plaintiffs’ alleged damages have not been quantified. On July 3, 2003, one of our insurers filed a declaratory judgment action in the U.S. District Court for the Eastern District of Virginia, seeking a declaration that it has no duty to provide coverage in this case, among others. The case is in the early procedural stages and the Company is vigorously defending this case.

* * * * * * * *

The Company is involved in various other legal actions incident to the conduct of its businesses. Management does not expect a material adverse effect to its results of operations, financial position or cash flows by reason of these actions.

(11)	Subsequent Events

Refinancing

On July 2, 2003, the Company completed the refinancing of the prior revolving credit facilities. A.T. Massey executed a $355 million secured financing package consisting of a $105 million revolving credit facility and a $250 million term loan. The new revolving credit facility includes a $55 million sublimit for the issuance of letters of credit. The Company and A.T. Massey’s direct and indirect subsidiaries have guaranteed these new credit facilities. The revolving credit facility expires on

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

January 1, 2007 and the term loan expires on July 2, 2008, with an early maturity of January 1, 2007 if the 6.95% Senior Notes (the “Senior Notes”) have not been refinanced by that date. Currently, Massey’s senior secured debt ratings determined by Moody’s and S&P are Ba1 and BB+, respectively.

A portion of the proceeds from the term loan were used to repay all outstanding amounts under the prior revolving credit facilities and under the accounts receivable financing program. Of the remaining proceeds, $100 million was placed in restricted, interest bearing accounts (“Restricted Cash”) to collateralize current and future surety bonds and letters of credit issued outside of the new credit facility.

On July 31, 2003, the Company executed agreements establishing a separate letter of credit facility in addition to the $55 million sublimit under the new revolving credit facility, authorizing the issuance of up to an additional $100 million in letters of credit utilizing the Restricted Cash as collateral. At July 31, 2003, $45 million of previously issued letters of credit were transferred into this facility. In August 2003, the Company used the remainder of this facility to provide a $55 million appeal surety in the pending Harman litigation appeal.

No drawings were initially made under the new revolving credit facility, however, $28 million in letters of credit were issued as of the date of this filing to secure various statutory obligations for workers’ compensation and reclamation bonding.

The financing package provides the lenders with collateral for borrowings under the new facilities, including all capital stock of the Company’s subsidiaries and substantially all of the Company’s assets, now owned or at any time hereafter acquired by the Company, excluding among other things, Restricted Cash to the extent it collateralizes surety bonds and letters of credit issued outside of the new credit facilities, the value of properties that might exceed the lien sharing threshold established in the indentures related to the Convertible Notes and the Senior Notes, and certain other assets associated with the accounts receivable securitization program. Borrowings under these facilities bear interest based on either (1) the Eurodollar Base Rate or (2) the Base Rate (both as defined in the new credit facility agreement) plus a margin, which for the new revolving credit facility is based on the leverage ratio, as defined in the financial covenants requirement of the facilities agreement, and for the term loan is equal to 3.50% for the Eurodollar Base Rate and 2.50% for the Base Rate. The initial borrowings under the term loan were under the Base Rate.

The new credit facilities contain financial covenants requiring that the Company meet certain financial tests. Massey’s failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on the Company. The financial covenants consist of a maximum leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a limitation on capital expenditures. The leverage ratio requires that the Company not permit the ratio of total financial covenant debt (as defined in the new credit facility agreement) at the end of any quarter to consolidated EBITDA (as defined in the new credit facility agreement) for the four quarters then ended to exceed a specific amount. The secured leverage ratio requires that the Company not permit the ratio of total secured financial covenant debt (as defined in the new credit facility agreement) at the end of any quarter to consolidated EBITDA for the four quarters then ended to exceed a specific amount. The interest coverage ratio requires that the Company not permit the ratio of consolidated EBITDA to interest expense for the four quarters then ended to be less than a specified amount. The capital expenditures covenant limits capital expenditures to a specified amount during each fiscal year. In the event Massey violates any of the financial covenants and does not affect a timely cure or receive a waiver from the lenders under the credit facilities, the credit facilities provide that the administrative agent under such facilities may, and, if requested by holders of at least 50% of the aggregate amount of the new revolving credit facility and 50% of the aggregate amount of the term loan, shall terminate the credit facilities and declare the loans immediately due and payable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Business Interruption Settlement

On July 29, 2003, the Company reached an agreement with its property and business interruption insurance carriers under which they agreed to pay $21 million on the Company’s claim related to the October 2000 slurry spill at its Martin County Coal subsidiary (see Note 10), for property damage, business interruption and related expenses.

The Company anticipates recording earnings per share related to this settlement of approximately $0.15, after adjusting for a previously booked receivable and claim settlement expenses. The settlement will be recognized in the Company’s quarter ending September 30, 2003.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes and the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 and the Quarterly Report on Form 10-Q for the period ending March 31, 2003.

FORWARD-LOOKING INFORMATION

From time to time, we make certain comments and disclosures in reports and statements, including this report or statements made by officers or directors, which may be forward-looking in nature. Examples include statements related to our growth, the adequacy of funds to service debt and our opinions about trends and factors that may impact future operating results. These forward-looking statements could also involve, among other things, statements regarding our intent, belief or expectation with respect to (i) our results of operations and financial condition, (ii) the consummation of acquisition, disposition or financing transactions and the effect thereof on our business, and (iii) our plans and objectives for future operations and expansion or consolidation.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2003 compared with the three months ended June 30, 2002.

For the three months ended June 30, 2003, produced coal revenue decreased 2 percent to $325.4 million compared with $330.9 million for the three months ended June 30, 2002. Two factors that impacted produced coal revenue for the second quarter of 2003 compared to the second quarter of 2002 were:

•	The volume of produced tons sold increased 5 percent from 10.3 million tons to 10.8 million tons, attributable to an increase in utility tons sold of 14 percent, offset by a decrease in metallurgical tons sold of 14 percent; and

•	The average per ton sales price for produced coal decreased 6 percent from $32.06 to $30.14 per ton consisting of decreases of 5, 4 and 9 percent in the prices for utility, metallurgical and industrial coal, respectively.

The average per ton sales price decreased as some of the higher priced contracts signed in 2001 expired in 2002 and were replaced by lower priced contracts, and as a result of a less favorable mix of business.

Freight and handling revenue decreased $4.2 million, or 16 percent, to $22.6 million for the second quarter of 2003 compared with $26.8 million for the second quarter of 2002, due to less shipments to customers where freight and handling costs are paid by the Company.

Purchased coal revenue decreased $0.1 million to $26.6 million for the second quarter of 2003 from $26.7 million for the second quarter of 2002, due to a slight decrease in purchased tons sold. Massey purchases varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, coal handling facility fees, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract buyout payments, and miscellaneous income, increased to $18.9 million for the second quarter of 2003 from $18.1 million for the second quarter of 2002. The increase was primarily due to increased earnings related to the operations of Appalachian Synfuel, LLC, in 2003, offset by a decrease in contract buyout payments from 2002.

Cost of produced coal revenue decreased approximately 6 percent to $283.0 million for the second quarter of 2003 from $302.0 million for the second quarter of 2002. Cost of produced coal revenue on a per ton of coal sold basis decreased 10 percent in the second quarter of 2003 compared with the second quarter of 2002. This decrease was due to improvements in productivity at a number of our mining operations, due in part to the impact of new maintenance and purchasing initiatives and a new, higher horsepower shearer at our Rockhouse longwall, partially offset by higher labor, medical and insurance costs. In addition, the Company recorded a charge of $25.6 million (pre-tax) taken in the second quarter of 2002 related to an adverse jury verdict in the West Virginia Harman Mining Corporation action. Tons produced in the second quarter of 2003 were 10.7 million compared to 11.0 million in the second quarter of 2002.

Freight and handling costs decreased $4.2 million, or 16 percent, to $22.6 million for the second quarter of 2003 compared with $26.8 million for the second quarter of 2002, due to less shipments to customers where freight and handling costs are paid by the Company.

Cost of purchased coal revenue decreased $1.3 million to $26.6 million for the second quarter of 2003 from $27.9 million for the second quarter of 2002, due to a slight decrease in purchased tons sold. Massey purchases varying amounts of coal each quarter to supplement produced coal sales.

Depreciation, depletion and amortization decreased by 5 percent to $47.5 million in the second quarter of 2003 compared to $50.1 million for the second quarter of 2002.

Selling, general and administrative expenses were $8.0 million for the second quarter of 2003 compared to $10.0 million for the second quarter of 2002. The decrease was primarily attributable to lower compensation and legal services costs for the second quarter of 2003.

Other expense, which consists of costs associated with the generation of Other revenue, such as costs to operate the coal handling facilities, gas wells, and other miscellaneous expenses, decreased $0.8 million from $3.1 million for the second quarter of 2002 to $2.3 million for the second quarter of 2003.

Interest expense increased to $9.8 million for the second quarter of 2003 compared with $8.6 million for the second quarter of 2002. The higher interest expense was primarily due to the increase in the weighted average interest rate for the combined variable rate credit facility and receivables-based borrowings to 4.43 percent at June 30, 2003 from 2.91 percent at June 30, 2002.

Income tax benefit was $3.4 million for the second quarter of 2003 compared with $8.9 million for the second quarter of 2002.

Six months ended June 30, 2003 compared with the six months ended June 30, 2002.

For the six months ended June 30, 2003, produced coal revenue decreased 4 percent to $628.3 million compared with $654.4 million for the six months ended June 30, 2002. Two factors that impacted produced coal revenue for the first six months of 2003 compared to the first six months of 2002 were:

•	The volume of produced tons sold remained relatively flat at 20.7 million tons compared to 20.8 million tons, with a reduction in metallurgical tons sold of 9 percent, offset by a 3 percent increase in utility tons sold; and

•	The average per ton sales price for produced coal decreased from $31.42 to $30.43 per ton consisting of decreases of 1, 3 and 10 percent in the prices for utility, metallurgical and industrial coal, respectively.

The volume of produced tons sold decreased during the first quarter of 2003, as severe winter weather disrupted operations and shipping at some of our surface mines and productivity declined at three of our longwall mines due to panel moves, but this decrease was largely offset by improved weather and longwall productivity during the second quarter of 2003. The average per ton sales price decreased as some of the higher priced contracts signed in 2001 expired in 2002 and were replaced by lower priced contracts, and as a result of a less favorable mix of business.

Freight and handling revenue decreased $6.2 million, or 12 percent, to $46.6 million for the first six months of 2003 compared with $52.8 million for the first six months of 2002, due to less shipments to customers where freight and handling costs are paid by the Company.

Purchased coal revenue increased $3.7 million, or 7 percent, to $53.5 million for the first six months of 2003 from $49.8 million for the first six months of 2002, due to an increase in spot prices for coal, as well as an increase in purchased tons sold. Massey purchases varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, coal handling facility fees, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract buyout payments, and miscellaneous income, increased to $38.9 million for the first six months of 2003 from $38.0 million for the first six months of 2002. The increase was primarily due to increased earnings related to the operations of Appalachian Synfuel, LLC, in 2003, offset by a decrease in contract buyout payments from 2002.

Cost of produced coal revenue decreased approximately 6 percent to $555.7 million for the first six months of 2003 from $589.1 million for the first six months of 2002. Cost of produced coal revenue on a per ton of coal sold basis decreased 5 percent in the first six months of 2003 compared with the first six months of 2002. The Company experienced lower productivity at several of our longwall and surface mining operations due to the move of three of our longwalls and severe winter weather during the first quarter of 2003. However, during the second quarter of 2003, improvements in productivity occurred at a number of our mining operations, partially due to new maintenance and purchasing initiatives and a new, higher horsepower shearer at our Rockhouse longwall. Costs continue to be negatively impacted by higher labor, medical and insurance costs. In addition, the Company recorded a charge of $25.6 million (pre-tax) taken in the second quarter of 2002 related to an adverse jury verdict in the West Virginia Harman Mining Corporation action. Tons produced in the first six months of 2003 were 21.1 million compared to 22.8 million in the first six months of 2002.

Freight and handling costs decreased $6.2 million, or 12 percent, to $46.6 million for the first six months of 2003 compared with $52.8 million for the first six months of 2002, due to less shipments to customers where freight and handling costs are paid by the Company.

Cost of purchased coal revenue increased $1.5 million to $54.2 million for the first six months of 2003 from $52.7 million for the first six months of 2002, due to an increase in spot prices for coal, as well as an increase in purchased tons sold. Massey purchases varying amounts of coal each quarter to supplement produced coal sales.

Depreciation, depletion and amortization decreased by 2 percent to $94.6 million in the first six months of 2003 compared to $96.9 million for the first six months of 2002.

Selling, general and administrative expenses were $17.7 million for the first six months of 2003 compared to $18.4 million for the first six months of 2002. The decrease was primarily attributable to lower compensation and lower legal services costs. Additionally, in the first six months of 2002, the Company recorded a reduction in bad debt reserves for a receivable from a large bankrupt customer, Wheeling Pittsburgh Steel, totaling $2.5 million on a pre-tax basis.

Other expense, which consists of costs associated with the generation of Other revenue, such as costs to operate the coal handling facilities, gas wells, and other miscellaneous expenses, decreased $0.6 million from $6.2 million for the first six months of 2002 to $5.6 million for the first six months of 2003.

Interest expense increased to $19.1 million for the first six months of 2003 compared with $16.4 million for the first six months of 2002. The higher interest expense was primarily due to the increase in the weighted average interest rate for the combined variable rate credit facility and receivables-based borrowings to 4.43 percent at June 30, 2003 from 2.91 percent at June 30, 2002.

Income tax benefit was $11.6 million for the first six months of 2003 compared with $15.1 million for the first six months of 2002. The first quarter of 2002 included a refund for the settlement of a state tax dispute in the amount of $2.4 million, net of federal tax.

Cumulative effect of accounting change was a charge of $7.9 million, net of tax of $5.0 million for the first six months of 2003 related to the adoption of FASB Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“Statement 143”), as required, effective January 1, 2003. As a result of adoption Statement 143, the Company recognized a decrease in total reclamation liability of $13.1 million and a decrease in net deferred tax liability of $5.0 million. The Company capitalized asset retirement costs by increasing the carrying amount of the related long lived assets recorded in Property, plant and equipment, net of the associated accumulated depreciation, by $22.7 million. Additionally, the Company recognized a decrease in mining properties and mineral rights, net of accumulated depletion, of $48.7 million related to amounts recorded in previous asset purchase transactions from assumption of pre-acquisition reclamation liabilities. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended June 30, 2003 are not necessarily indicative of results that can be expected for the full year. Please refer to the Critical Accounting Estimates and Assumptions of the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, for a discussion of our critical accounting estimates and assumptions. Except as noted below, there have been no material changes to the previously reported information concerning the Company’s Critical Accounting Estimates and Assumptions.

Defined Benefit Pension

The Company has noncontributory defined benefit pension plans that cover substantially all administrative and non-union employees of the Company. Several factors are used to calculate the expense and liabilities related to the plans including assumptions determined by the Company. The actuarial assumptions may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. Based on the actual returns of plan assets, the fluctuation in the discount rate, other changes to the liability amount, and the level of contributions to the plans by the Company, if any, the Company may need to record a minimum pension liability in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87 “Employer’s Accounting for Pensions,” upon measurement of its liability and the plan assets at December 31, 2003. If the measurement were made as of June 30, 2003, based on available information, we do not believe that a minimum pension liability would be required to be recorded. Any adjustment to the minimum pension liability would be included in other comprehensive loss as a direct charge to shareholders’ equity with no effect on net income.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, our available liquidity was $140.9 million, including cash and cash equivalents of $24.9 million and $116.0 million availability under our revolving credit facilities. We had $130.5 million outstanding under our primary credit facilities, which is included in long-term debt as management was able to refinance the credit facilities on a long-term basis on July 2, 2003. The total debt-to-book capitalization ratio was 43.5 percent at June 30, 2003. The Company was in compliance with all material covenants at June 30, 2003 and during all other periods reflected herein.

On July 2, 2003, the Company completed the refinancing of the revolving credit facilities. A.T. Massey executed a $355 million secured financing package consisting of a $105 million revolving credit facility and a $250 million term loan. Immediately following the refinancing, the Company’s available liquidity was $201 million. See Note 11 in the Notes to the Condensed Consolidated Financial Statements for further discussion of the refinancing. Additionally, see the Credit Agreement, dated July 2, 2003, filed as Exhibit 10.1 to the Company’s current report on Form 8-K on July 3, 2003, for further information on the new financing package.

On January 31, 2003, the Company entered into a borrowing program secured by its accounts receivable. The amount eligible to be borrowed under the program is up to $80 million, depending on the level of eligible receivables and restrictions on concentrations of receivables. At June 30, 2003, the borrowings outstanding under the program totaled $57.8 million, which was subsequently repaid with a portion of the proceeds received from the term loan, part of the refinancing of the credit facilities. The program expires in July 2004. The receivables outstanding under this program and the corresponding debt are included as Trade and other accounts receivable and Long-term debt, respectively, on the Company’s condensed consolidated balance sheets. As collections reduce previously pledged interests, new receivables will be pledged. A portion of the cost of the accounts receivable-based financing program is based on the creditors’ level of investment and borrowing costs. The total cost of the program is classified as Interest expense on the condensed consolidated statements of income for the period ended June 30, 2003.

The Company had $603.3 million of long-term debt as of June 30, 2003, which consisted of $283.0 million of Senior Notes due March 1, 2007, $132.0 million of Convertible Notes due May 15, 2023, $130.5 million of revolving credit facility borrowings, and $57.8 million of borrowings under its accounts receivable-based financing program. As of December 31, 2002, the Company had $286.0 million of long-term debt, which consisted entirely of its Senior Notes.

On May 29, 2003, the Company issued $132.0 million of Convertible Notes in a private placement. The Company has subsequently filed a Registration Statement on Form S-3 with the SEC to register the Convertible Notes. The proceeds were used to repay outstanding borrowings under the revolving credit facilities, which permanently reduced available commitments, in a like amount, under those facilities. The Convertible Notes are unsecured obligations ranking equally with all other unsecured senior indebtedness of the Company. Interest on the Convertible Notes is payable on May 15 and November 15 of each year, beginning on November 15, 2003. The Convertible Notes will mature on May 15, 2023, however Massey may redeem some or all of the Convertible Notes at any time on or after May 20, 2009.

Holders of the Convertible Notes may require Massey to purchase all or a portion of their Convertible Notes on May 15, 2009, May 15, 2013 and May 15, 2018. The Company will pay cash for all Convertible Notes so purchased on May 15, 2009. For purchases on May 15, 2013 or May 15, 2018, the Company may, at its option, choose to pay the purchase price for such Convertible Notes in cash or in shares of Massey’s common stock or any combination thereof.

The Convertible Notes are convertible during certain periods by holders into shares of Massey’s common stock initially at a conversion rate of 51.573 shares of common stock per $1,000 principal amount of Convertible Notes (subject to adjustment in certain events) under the following circumstances: (1) if the price of Massey’s common stock reaches specified thresholds; (2) if the Convertible Notes are redeemed by the Company; (3) upon the occurrence of certain specified corporate transactions; or (4) if the credit ratings assigned to the Convertible Notes decline below specified levels.

Net cash provided by operating activities was $2.8 million for the first six months of 2003 compared to $23.3 million for the first six months of 2002. Cash provided by operating activities reflects net losses adjusted for non-cash charges and changes in working capital requirements.

Net cash utilized by investing activities was $42.9 million and $89.3 million for the first six months of 2003 and 2002, respectively. The cash used in investing activities reflects capital expenditures in the amount of $51.6 million and $93.6 million for the first six months of 2003 and 2002, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, and projects to improve the efficiency of mining operations. In addition to the cash spent on capital expenditures, during the first six months of 2003, we leased, through operating leases, $6.4 million of longwall and surface mining equipment compared to $10.6 million for the first quarter of 2002. Additionally, the first six months of 2003 and 2002 included $8.7 million and $4.3 million, respectively, of proceeds provided by the sale of assets.

Financing activities primarily reflect changes in short term financing for the first six months of 2003 and 2002, as well as the exercising of stock options. Net cash provided by financing activities was $62.3 million and $62.8 million for the first six months of 2003 and 2002, respectively. In addition, net cash provided by financing activities for 2003 includes $128.0 million for the issuance of the Convertible Notes, a net increase of $57.8 million in the receivables-based financing program, which began in January 2003, as well as $18.0 million of proceeds from sale-leaseback transactions.

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

The Company uses surety bonds to secure reclamation, workers’ compensation, wage payments, and other miscellaneous obligations. As of June 30, 2003, the Company had $267 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $239 million, workers’ compensation bonds of $10 million, wage payment and collection bonds of $9 million, and other miscellaneous obligation bonds of $9 million. Recently, surety bond costs have increased, while the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, the Company will seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral. During the quarter ended June 30, 2003, the Company deposited $19 million into a restricted interest bearing account, securing various surety obligations.

From time to time the Company uses bank letters of credit to secure its obligations for worker’s compensation programs, various insurance contracts and other obligations. Issuing banks currently require that such letters of credit be secured by funds deposited into restricted accounts pledged to the banks under reimbursement agreements. At June 30, 2003, the Company had $46.4 million of letters of credit outstanding, collateralized by $45.4 million of cash deposited in restricted, interest bearing accounts, and no claims were outstanding against those letters of credit.

Massey believes that cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments and anticipated dividend payments for at least the next several years. Nevertheless, the ability of Massey to satisfy its debt service obligations, to fund planned capital expenditures or pay dividends will depend upon its future operating performance and other factors, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond Massey’s control. Massey frequently evaluates potential acquisitions. In the past, Massey has funded acquisitions primarily with cash generated from operations, but Massey may consider a variety of other sources, depending on the size of any transaction, including debt or equity financing. There can be no assurance that such additional capital resources will be available to Massey on terms which Massey finds acceptable, or at all.

The following is a summary of our significant obligations as of June 30, 2003 after giving effect to the refinancing on July 2, 2003:

	Payments Due by Years
In thousands	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Total debt	$665,000	$2,500	$5,000	$525,500	$132,000
Operating lease obligations	$205,507	$66,412	$112,483	$24,567	$2,045

Total obligations	$870,507	$68,912	$117,483	$550,067	$134,045

INFLATION

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.

OUTLOOK

Weak economic conditions and relatively cool summer weather have negatively impacted demand during the first half of 2003, offset in part by the continuation of high natural gas prices. Projected reductions in utility coal stockpiles during the second half of 2003 are expected to increase demand. Additionally, supply constraints and production declines by producers throughout Central Appalachia should continue to support coal prices. The Company currently projects produced coal sales of 42 to 43 million tons in 2003, with approximately 42 million tons already committed at the end of the second quarter. The Company expects third quarter per share earnings of between $0.08 and $0.18, including the net effect of the business interruption claim settlement of approximately $0.15.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

Our interest expense is sensitive to changes in the general level of interest rates in the United States. After giving effect to the refinancing discussed in Note 11 of the Notes to the Condensed Consolidated Financial Statements, we have outstanding $415.0 million aggregate principal amount of long-term debt under fixed-rate instruments; however, our primary exposure to market risk for changes in interest rates relates to our variable-rate debt financing. We have $250.0 million outstanding under our term loan. Currently, the interest rate on the term loan is 4.61%. Based on the term loan debt balance outstanding of $250 million, a 100 basis point increase in the average issuance rate for our borrowings would increase our annual interest expense by approximately $2.5 million.

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

Item 4:	CONTROLS AND PROCEDURES

Pursuant to Exchange Act Rule 13a-15(b), Massey’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)) as of June 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Massey’s disclosure controls and procedures are effective in timely alerting them to material information relating to Massey (including its consolidated subsidiaries) required to be included in Massey’s periodic SEC filings. There has been no change in Massey’s internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, Massey’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The following describes material developments in legal proceedings affecting us, as previously described in Part I, Item 3, “Legal Proceedings”, in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 and in Part II, Item 1, “Legal Proceedings”, in the Quarterly Report on Form 10-Q for the period ending March 31, 2003, as they relate to the fiscal quarter ended June 30, 2003.

See Note 10 to the Condensed Consolidated Financial Statements for matters relating to the Harman Case and Force Majeure Litigation.

On June 14, 1999, Dotco Energy Company, Inc. filed suit against our subsidiary, Rawl Sales & Processing Co., in the Circuit Court of Pike County, Kentucky, alleging that Rawl miscalculated the payment that should have been made to Dotco for coal delivered to Rawl from years 1980 through 1996, when Dotco was a contract miner for Rawl. The complaint alleged that the wrongful calculations resulted in nonpayment for 263,117 tons of coal, for which allegedly $4,736,109 was due. The dispute has been settled and an order dismissing the lawsuit, with prejudice, was entered by the Court on July 9, 2003. The settlement will not have a material impact upon our consolidated financial position, cash flows or results of operations.

Item 2.	Changes in Securities and Use of Proceeds

On May 29, 2003, the Company closed a private placement sale under Rule 144A under the Securities Act of 1933, as amended of $132,000,000 of 4.75% Convertible Senior Notes due 2023 resulting in net proceeds of approximately $127,500,000. The initial purchasers in the transaction were Citigroup Global Markets, Inc., UBS Warburg LLC and PNC Capital Markets, Inc. The notes are convertible into shares of the Company’s common stock at a conversion rate of 51.573 shares of common stock per $1,000 principal amount of the notes (subject to adjustment upon certain events) under the following circumstances: (1) if the price of our common stock issuable upon conversion reaches specified thresholds, (2) if the Company calls the notes for redemption, (3) upon the occurrence of specified corporate transactions or (4) if the credit ratings assigned to the notes decline below certain specified levels. On July 18, 2003, the Company filed a registration statement on Form S-3 (Registration No. 333-107173) with the Securities and Exchange Commission to register the notes issued in the private placement for resale. This registration statement became effective on August 4, 2003.

The proceeds from the private placement sale of the notes were used to repay short-term borrowings under our prior revolving credit facilities.

Item 5.	Other Information

The lawsuit, Citizens Coal Council v. Norton, was filed in U.S. District Court for the District of Columbia in February 2000 to challenge regulations issued by the Department of Interior providing, among other things, that subsidence and underground activities that may lead to subsidence are not surface mining activities within the meaning of SMCRA. SMCRA generally contains restrictions and certain prohibitions on the locations where surface mining activities can be conducted. The District Court entered summary judgment upon the plaintiff’s claims that the Secretary of the Interior’s determination violated SMCRA. The significance of the

District Court’s ruling could be to restrict underground mining activities conducted in the vicinity of public roads, within a variety of federally protected lands, within national forests and within certain proximity to occupied dwellings. However, on June 3, 2003, the United States Court of Appeals for the District of Columbia Circuit overruled the District Court and upheld the regulations issued by the Department of Interior.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

4.1	Senior Indenture, dated May 29, 2003, by and between the Company, A.T. Massey Coal Company, Inc. and Wilmington Trust Company, as trustee (incorporated herein by reference to Exhibit 4.1 of our Form 8-K filed on May 30, 2003).

4.2	First Supplemental Indenture, dated May 29, 2003, by and between the Company, A.T. Massey Coal Company, Inc. and Wilmington Trust Company, as trustee (incorporated herein by reference to Exhibit 4.2 of our Form 8-K filed on May 30, 2003).

4.3	Registration Rights Agreement, dated as of May 29, 2003, by and among the Company, A.T. Massey Coal Company, Inc., UBS Warburg LLC and Citigroup Global Markets, Inc. (incorporated herein by reference to Exhibit 4.4 of our Form S-3 filed on July 18, 2003).

10.1	Credit Agreement, dated July 2, 2003, by and among the Company, A.T. Massey Coal Company, Inc., as borrower, Citicorp North America, Inc., as administrative agent, UBS Securities LLC and PNC Bank, National Association, as co-syndication agents, and Citigroup Global Markets, Inc., UBS Securities LLC and PNC Capital Markets, as joint lead book managers and arrangers, and the issuers and lenders party thereto (filed as Exhibit 10.1 to the Company’s current report on Form 8-K on July 3, 2003 and incorporated by reference).

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2003 (containing a press release reporting the resolution of issues raised during a routine review of the Company’s filings by the Division of Corporate Finance of the Securities and Exchange Commission with no material cumulative impact on its previously reported financial results).

Current Report on Form 8-K furnished to the Securities and Exchange Commission on May 2, 2003 (containing a press release announcing its first quarter earnings).

Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2003 (containing a press release reporting the commencement by the Company of a proposed private offering of $100 million aggregate principal amount of Convertible Senior Notes due 2023 (plus up to an additional $15 million subject to an over-allotment option)).

Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2003 (containing a press release reporting the pricing of its private offering of $110 million aggregate principal amount of 4.75% Convertible Senior Notes due May 15, 2023 (which was increased from the previously announced $100 million), plus up to an additional $22 million subject to an over-allotment option).

Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2003 (containing a press release reporting the closing of its private offering of $132 million principal amount of 4.75% Convertible Senior Notes due May 15, 2023 (the “Convertible Notes”). The aggregate $132 million of Convertible Notes includes the original offer of $110 million plus a full exercise by the initial purchasers of their option to purchase an additional $22 million of Convertible Notes).

Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2003 (containing a press release announcing that it completed the replacement of its short-term credit facilities. The Company completed the refinancing with the execution of a $355 million secured financing package).

Current Report on Form 8-K furnished with the Securities and Exchange Commission on July 31, 2003 (containing a press release announcing its second quarter 2003 earnings).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY (Registrant)

Date: August 14, 2003	/s/ K. J. STOCKEL

K. J. Stockel, Senior Vice President and Chief Financial Officer

/s/ E. B. TOLBERT

E. B. Tolbert, Controller