Form 10-Q/A
period 2003-06-30
MASSEY ENERGY CO
filed 2003-08-26
CIK 37748

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

1

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Massey Energy Company for the period ended June 30, 2003, is being filed to make certain additions that were inadvertently omitted. This Amendment No. 1 adds Item 4 of Part II of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, as filed by the Registrant on August 14, 2003.

Information included in the original Quarterly Report on Form 10-Q has not been amended by this Form 10-Q/A to reflect any information or events subsequent to the filing of the original Quarterly Report on Form 10-Q.

PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

a)	On May 20, 2003, the shareholders of Massey voted on the following proposals at the Annual Meeting of Shareholders at which there were present at the meeting, in person or by proxy, the holders of 62,536,788 common shares, representing 83.01 percent of the total number of shares outstanding:

(1)	Proposal to elect E. Gordon Gee and James H. Harless as Class I directors to hold office for three years and until their respective successors are elected and qualified. Mr. Gee was elected by a vote of 60,639,910 shares “For” and 1,896,878 shares “Withhold Authority.” Mr. Harless was elected by a vote of 52,832,616 shares “For” and 9,704,172 shares “Withhold Authority.”
(2)	Proposal to ratify the appointment of Ernst & Young LLP as auditors for the fiscal year ending December 31, 2003. This proposal was approved by a vote of 61,699,646 shares to 752,628 shares, with 84,514 shares abstaining.
(3)	Shareholder proposal to urge the Board of Directors of the Company to seek shareholder approval for future severance agreements with senior executives that provide benefits in an amount exceeding 2.99 times the sum of the executive’s base salary plus bonus. This proposal was ratified by a vote of 37,850,435 shares “For,” 14,325,762 shares “Against” and 300,928 shares abstaining.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY
(Registrant)

Date: August 26, 2003	/s/ K. J. Stockel
K. J. Stockel, Senior Vice President and Chief Financial Officer

/s/ E. B. Tolbert
E. B. Tolbert, Controller

3