Form 10-Q
period 2003-09-30
MASSEY ENERGY CO
filed 2003-11-12
CIK 37748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003 there were 75,344,876 shares of common stock, $0.625 par value, outstanding.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2003

PART I: FINANCIAL INFORMATION

ITEM 1:	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS	2003	2002	2003	2002
Revenues
Produced coal revenue	$310,694	$343,183	$939,008	$997,589
Freight and handling revenue	19,928	28,769	66,536	81,586
Purchased coal revenue	29,652	32,460	83,176	82,308
Other revenue	12,864	20,029	51,773	58,016
Insurance settlement	17,677	—	17,677	—
Senior notes repurchase income	—	—	615	—

Total revenues	390,815	424,441	1,158,785	1,219,499
Costs and expenses
Cost of produced coal revenue	278,596	280,669	834,308	869,799
Freight and handling costs	19,928	28,769	66,536	81,586
Cost of purchased coal revenue	30,687	32,626	84,917	85,288
Depreciation, depletion and amortization applicable to:
Cost of produced coal revenue	47,260	62,946	139,552	158,367
Selling, general and administrative	1,128	1,157	3,399	2,616
Selling, general and administrative	9,050	8,882	26,799	27,287
Other expense	1,967	2,750	7,531	8,935

Total costs and expenses	388,616	417,799	1,163,042	1,233,878

Income (loss) before interest and taxes	2,199	6,642	(4,257)	(14,379)

Interest income	1,196	1,240	3,388	2,904
Interest expense	(10,787)	(9,931)	(29,872)	(26,356)

Loss before taxes	(7,392)	(2,049)	(30,741)	(37,831)
Income tax benefit	(3,538)	(731)	(15,092)	(15,844)

Loss before cumulative effect of accounting change	(3,854)	(1,318)	(15,649)	(21,987)
Cumulative effect of accounting change, net of tax of $5.0 million	—	—	(7,880)	—

Net loss	$(3,854)	$(1,318)	$(23,529)	$(21,987)

Loss per share: (Basic and Diluted) (Note 7)
Loss before cumulative effect of accounting change	$(0.05)	$(0.02)	$(0.21)	$(0.30)
Cumulative effect of accounting change	—	—	(0.10)	—

Net loss	$(0.05)	$(0.02)	$(0.31)	$(0.30)

Shares used to calculate loss per share (Note 7)
Basic and Diluted	74,574	74,468	74,552	74,421

Dividends declared per share	$0.04	$0.04	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

$ IN THOUSANDS	SEPTEMBER 30, 2003	DECEMBER 31, 2002*
ASSETS

Current Assets
Cash and cash equivalents	$49,488	$2,725
Trade and other accounts receivable, less allowance of $8,795 and $8,775, respectively	157,245	175,795
Inventories	198,305	193,669
Deferred taxes	13,889	13,889
Income taxes receivable	30,015	6,437
Other current assets	186,680	117,326

Total current assets	635,622	509,841

Net Property, Plant and Equipment	1,435,360	1,534,488

Other Noncurrent Assets
Pension assets	67,736	77,356
Other	127,821	119,747

Total other noncurrent assets	195,557	197,103

Total assets	$2,266,539	$2,241,432

*	Amounts at December 31, 2002 have been derived from audited financial statements.

(Continued On Next Page)

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

$ IN THOUSANDS	SEPTEMBER 30, 2003	DECEMBER 31, 2002*
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable (trade and bank overdrafts)	$116,361	$124,933
Short-term debt	2,500	264,045
Payroll and employee benefits	32,429	44,389
Other current liabilities	115,275	139,896

Total current liabilities	266,565	573,263

Noncurrent Liabilities
Long-term debt	661,875	286,000
Deferred taxes	246,818	244,676
Other noncurrent liabilities	313,762	329,281

Total noncurrent liabilities	1,222,455	859,957

Shareholders’ Equity
Capital stock
Preferred – authorized 20,000,000 shares without par value; none issued	—	—
Common – authorized 150,000,000 shares of $0.625 par value; issued and outstanding – 75,298,915 and 75,317,732 shares at September 30, 2003 and December 31, 2002, respectively	47,062	47,074
Additional capital	21,745	21,659
Retained earnings	713,386	745,886
Unamortized executive stock plan expense	(4,674)	(6,407)

Total shareholders’ equity	777,519	808,212

Total liabilities and shareholders’ equity	$2,266,539	$2,241,432

*	Amounts at December 31, 2002 have been derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	NINE MONTHS ENDED SEPTEMBER 30,
$ IN THOUSANDS	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,529)	$(21,987)
Adjustments to reconcile net loss to cash utilized by operating activities:
Cumulative effect of accounting change, net of tax	7,880	—
Depreciation, depletion and amortization	142,951	160,983
Deferred taxes	7,205	5,095
Loss on disposal of assets	648	446
Gain on repurchase of senior notes	(615)	—
Changes in operating assets and liabilities	(125,117)	(24,284)

Cash provided by operating activities	9,423	120,253

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(85,860)	(121,971)
Proceeds from sale of assets	8,708	6,908

Cash utilized by investing activities	(77,152)	(115,063)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in revolving credit facilities, net	(264,045)	12,340
Repurchase of senior notes	(2,385)	—
Proceeds from issuance of convertible notes	128,040	—
Proceeds from secured term loan borrowings	244,142	—
Repayments of secured term loan	(625)	—
Proceeds from sale-leaseback transactions	17,960	—
Dividends paid	(8,951)	(8,937)
Stock options exercised	356	1,408

Cash provided by financing activities	114,492	4,811

Increase in cash and cash equivalents	46,763	10,001
Cash and cash equivalents at beginning of period	2,725	5,544

Cash and cash equivalents at end of period	$49,488	$15,545

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	General

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Annual Report on Form 10-K (as amended by Form 10-K/A) of Massey Energy Company (“Massey” or the “Company”) for the fiscal year ended December 31, 2002. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended September 30, 2003 are not necessarily indicative of results that can be expected for the full year.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at September 30, 2003 and December 31, 2002, and its consolidated results of operations and cash flows for the nine months ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

The condensed consolidated financial statements include the accounts of Massey, its wholly owned subsidiary A. T. Massey Coal Company, Inc. (“A. T. Massey”) and its subsidiaries. The Company has no independent assets or operations. A. T. Massey, which fully and unconditionally guarantees the Company’s obligations under the 6.95% Senior Notes due 2007 (the “6.95% Senior Notes”) and the 4.75% Senior Convertible Notes due 2023 (the “Convertible Notes”), is the Company’s sole direct operating subsidiary. See Note 6 for a more complete discussion of debt.

Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

(2)	Cumulative Effect of Accounting Change for Reclamation Liabilities

Effective January 1, 2003, the Company changed its method of accounting for reclamation liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“Statement 143”). Statement 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is incurred. The Company periodically reviews its estimated future cash flows for its asset retirement obligations.

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

The cumulative effect of the change on prior years resulted in a charge to income of $7.9 million, net of income taxes of $5.0 million ($0.10 per share). The pro forma effects of the application of Statement 143 as if Statement 143 had been applied retroactively are presented below:

	Three months ended		Nine months ended
$ in thousands	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net loss	$(3,854)	$(1,540)	$(15,649)	$(23,220)

Net loss per common share	$(0.05)	$(0.02)	$(0.21)	$(0.31)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The following table describes all changes to the Company’s reclamation liability:

$ in thousands	Nine months ended September 30, 2003
Reclamation liability at beginning of period	$115,038
Cumulative effect	(13,124)
Accretion expense	5,966
Liability incurred	1,665
Revisions in estimated cash flows	1,632
Payments	(10,913)

Reclamation liability at end of period	$100,264

The pro forma reclamation liability balances as if Statement 143 had been applied retroactively are as follows:

$ in thousands	Nine months ended September 30, 2003	Twelve months ended December 31, 2002
Pro forma amounts of reclamation liability at beginning of period	$101,914	$99,756
Pro forma amounts of reclamation liability at end of period	$100,264	$101,914

(3)	Inventories

Inventories are comprised of:

$ in thousands	September 30, 2003	December 31, 2002
Saleable coal	$57,709	$69,823
Raw coal	45,187	47,898
Work in process	72,393	52,817

Subtotal coal inventory	$175,289	$170,538
Supplies inventories	23,016	23,131

Total inventory	$198,305	$193,669

(4)	Other Current Assets

Other current assets are comprised of the following:

$ in thousands	September 30, 2003	December 31, 2002
Longwall panel costs	$49,911	$39,155
Deposits	109,857	42,319
Other	26,912	35,852

Total other current assets	$186,680	$117,326

Deposits at September 30, 2003 include $105.0 million of funds pledged as collateral to support outstanding letters of credit (see Note 6 for further discussion). Deposits at December 31, 2002 include $31.5 million of funds pledged as collateral to support outstanding letters of credit and other obligations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(5)	Property, Plant and Equipment

Net Property, Plant and Equipment is comprised of:

$ in thousands	September 30, 2003	December 31, 2002
Property, Plant and Equipment, at cost	$2,801,571	$2,817,145
Accumulated depreciation, depletion and amortization	(1,366,211)	(1,282,657)

	$1,435,360	$1,534,488

During the third quarter of 2002, the Company recorded a charge in the amount of $13.2 million (pre-tax) related to the write off of capitalized development costs at certain idled mines, which include the Pegs Branch mine of the Sidney resource group, the Spring Branch mine of the Stirrat resource group, and the Ruby Energy mine of the Delbarton resource group. This charge is included in depreciation, depletion and amortization for the three months and nine months ended September 30, 2002.

(6)	Debt

The Company’s debt is comprised of the following:

$ in thousands	September 30, 2003	December 31, 2002
6.95% senior notes due 2007	$283,000	$286,000
4.75% convertible senior notes due 2023	132,000	—
Revolving credit facilities	—	264,045
Secured term loan	249,375	—

Total debt	664,375	550,045
Less short-term debt	2,500	264,045

Total long-term debt	$661,875	$286,000

The weighted average effective interest rate of the Company’s outstanding variable rate borrowings was 4.62 percent at September 30, 2003 and 3.92 percent at December 31, 2002. The Company was in compliance with all material covenants at September 30, 2003 and during all other periods reflected herein.

Refinancing

On July 2, 2003, the Company completed the refinancing of its prior revolving credit facilities. A.T. Massey executed a $355 million secured financing package consisting of a $105 million revolving credit facility and a $250 million secured term loan, which were subsequently canceled and repaid on November 10, 2003 (See Note 11 for additional details). The refinanced revolving credit facility included a $55 million sublimit for the issuance of letters of credit. The Company and A.T. Massey’s direct and indirect subsidiaries guaranteed these refinanced credit facilities. The revolving credit facility was scheduled to expire on January 1, 2007 and the secured term loan was scheduled to expire on July 2, 2008.

A portion of the proceeds from the secured term loan was used to repay all outstanding amounts under the prior revolving credit facilities and under the accounts receivable financing program. Of the remaining proceeds, $100 million was placed in restricted, interest bearing accounts (“Restricted Cash”) to collateralize current and future letters of credit issued outside of the refinanced credit facility.

On July 31, 2003, the Company executed agreements establishing a separate letter of credit facility in addition to the $55 million sublimit under the refinanced revolving credit facility, authorizing the issuance of up to an additional $100 million in letters of credit utilizing the Restricted Cash as collateral. At July 31, 2003, $45 million of previously issued letters of credit were transferred into this facility. In August 2003, the Company used the remainder of this facility to provide a $55 million appeal surety in the pending Harman litigation appeal (see Note 10 for further discussion of the Harman litigation).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

No drawings were initially made under the refinanced revolving credit facility; however, $34.3 million in letters of credit were issued during the third quarter of 2003 to secure various statutory obligations for workers’ compensation and reclamation bonding.

The financing package provided the lenders with collateral for borrowings under the refinanced facilities, including all capital stock of the Company’s subsidiaries and substantially all of the Company’s assets, then owned or at any time thereafter acquired by the Company, excluding among other things, Restricted Cash to the extent it collateralized surety bonds and letters of credit issued outside of the refinanced credit facilities, the value of properties that exceeded the lien sharing threshold established in the indentures related to the Convertible Notes and the 6.95% Senior Notes, and certain other assets associated with the accounts receivable securitization program. Borrowings under these facilities bore interest based on either (1) the Eurodollar Base Rate or (2) the Base Rate (both as defined in the refinanced credit facility agreement) plus a margin, which for the refinanced revolving credit facility was based on the leverage ratio, as defined in the financial covenants requirement of the facilities agreement, and for the secured term loan was equal to 3.50% for the Eurodollar Base Rate and 2.50% for the Base Rate. The initial borrowings under the secured term loan accrued interest at the Base Rate, and the Company subsequently converted the interest rate index under the secured term loan to the Eurodollar Base Rate.

The refinanced credit facilities contained financial covenants requiring that the Company meet certain financial tests. The financial covenants consisted of a maximum leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a limitation on capital expenditures. The leverage ratio required that the Company not permit the ratio of total Financial Covenant Debt (as defined in the refinanced credit facility agreement) at the end of any quarter to consolidated EBITDA (as defined in the refinanced credit facility agreement) for the four quarters then ended to exceed a specific amount. The secured leverage ratio required that the Company not permit the ratio of total secured Financial Covenant Debt at the end of any quarter to consolidated EBITDA for the four quarters then ended to exceed a specific amount. The interest coverage ratio required that the Company not permit the ratio of consolidated EBITDA to Interest Expense (as defined in the refinanced credit facility agreement) for the four quarters then ended to be less than a specified amount. The capital expenditures covenant limited Capital Expenditures (as defined in the refinanced credit facility agreement) to a specified amount during each fiscal year.

Accounts Receivable-Based Financing Program

On January 31, 2003, the Company entered into a borrowing program secured by its accounts receivable. The amount available to be borrowed under the program is up to $80 million, depending on the level of eligible receivables and restrictions on concentrations of receivables. At September 30, 2003, there were no borrowings outstanding under the program. The program expires in July 2004. The total cost of the program is included in Interest expense on the condensed consolidated statements of income for the period ended September 30, 2003.

4.75% Convertible Senior Notes

On May 29, 2003, the Company issued $132.0 million of 4.75% Convertible Senior Notes due May 15, 2023, in a private placement. The Company subsequently filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) to register the Convertible Notes. The Convertible Notes are unsecured obligations ranking equally with all other unsecured senior indebtedness of the Company. Interest on the Convertible Notes is payable on May 15 and November 15 of each year, beginning on November 15, 2003. The Convertible Notes will mature on May 15, 2023, however Massey may redeem some or all of the Convertible Notes at any time on or after May 20, 2009.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

The Company uses surety bonds to secure reclamation, workers’ compensation, wage payments, and other miscellaneous obligations. As of September 30, 2003, the Company had $266.9 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $238.8 million, workers’ compensation bonds of $10.0 million, wage payment and collection bonds of $8.9 million, and other miscellaneous obligation bonds of $9.2 million. Recently, surety bond costs have increased, while the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, the Company will seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral. As of September 30, 2003, the Company had secured $34.3 million of surety obligations with letters of credit issued under its revolving credit facility letter of credit sublimit.

From time to time the Company uses bank letters of credit to secure its obligations for worker’s compensation programs, various insurance contracts and other obligations. Issuing banks currently require that such letters of credit be secured by funds deposited into restricted accounts pledged to the banks under reimbursement agreements. At September 30, 2003, the Company had $135.7 million of letters of credit outstanding (including the $34.3 million noted above that secure surety obligations), collateralized by $105.0 million of funds deposited in restricted, interest bearing accounts, and no claims were outstanding against those letters of credit.

(7)	Earnings Per Share

The number of shares used to calculate basic loss per share for the three months and nine months ended September 30, 2003 and 2002 is based on the weighted average outstanding shares of Massey during the respective periods. The number of shares used to calculate diluted earnings (loss) per share is based on the number of shares used to calculate basic loss per share plus the dilutive effect of stock options and other stock-based instruments held by Massey employees each period. In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities was excluded from the calculation of the diluted loss per common share in the three months and nine months ended September 30, 2003 and 2002, as such inclusion would result in antidilution.

The computations for basic and diluted loss per share are based on the following per share information:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2003	2002	2003	2002
Average shares of common stock outstanding:
Basic	74,574	74,468	74,552	74,421
Effect of stock options/restricted stock	—	—	—	—

Diluted	74,574	74,468	74,552	74,421

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(8)	Stock Plans

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded based on the quoted market price of the Company’s stock at the end of the period. The Company has implemented the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). The Company has recognized no stock-based compensation expense related to stock options in the three months and nine months ended September 30, 2003 and 2002, as all options granted had an exercise price equal to market value of the underlying common stock on the date of the grant. If the Company had followed the fair value method under Statement 123 to account for stock based compensation for stock options, the amount of stock based compensation cost for stock options, net of related tax, which would have been recognized for each period and pro-forma net income for each period would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
$ In thousands, except per share	2003	2002	2003	2002
Net loss, as reported	$(3,854)	$(1,318)	$(23,529)	$(21,987)
Total stock-based employee compensation expense for stock options determined under Black-Scholes option pricing model	$(522)	$(534)	$(1,551)	$(1,579)

Pro forma net loss	$(4,376)	$(1,852)	$(25,080)	$(23,566)

Loss per share:
Basic and diluted—as reported	$(0.05)	$(0.02)	$(0.31)	$(0.30)
Basic and diluted—pro forma	$(0.06)	$(0.02)	$(0.33)	$(0.32)

(9)	Other Items Affecting Net Income

During the third quarter of 2003, the Company received $21.0 million for the settlement of a property and business interruption claim, which, after adjusting for a previously booked receivable and claim settlement expenses, resulted in a gain of $17.7 million (pre-tax) and is reflected in Insurance settlement for the three and nine months ended September 30, 2003.

During the second quarter of 2002, the Company recorded a charge in the amount of $25.6 million (pre-tax) related to an adverse jury verdict in the West Virginia Harman Mining Corporation action, which was rendered on August 1, 2002 (see Note 10 for further discussion). This charge is included in Cost of produced coal revenue for the nine months ended September 30, 2002.

During the first quarter of 2002, the Company reduced its bad debt reserves for a receivable from a large bankrupt customer, Wheeling Pittsburgh Steel. This positive adjustment of $2.5 million (pre-tax) is reflected in Selling, general and administrative expense for the first nine months of 2002.

Income from a contract buyout payment from a large customer in the amount of $5.1 million (pre-tax) is included in Other revenue for the first nine months of 2002.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(10)	Contingencies and Commitments

Harman Case

On July 31, 1997, we acquired United Coal Company and its subsidiary, Wellmore Coal Corporation. Wellmore was party to a coal supply agreement with Harman Mining Corporation and certain of its affiliates, pursuant to which Harman sold coal to Wellmore. In December 1997, Wellmore declared force majeure under the coal supply agreement and reduced the amount of coal to be purchased from Harman as a result thereof. Wellmore declared force majeure because its major customer for the coal purchased under the coal supply agreement was forced to close its Pittsburgh, Pennsylvania coke plant due to regulatory action. We subsequently sold Wellmore, but retained responsibility for any claims relating to this declaration of force majeure. On October 29, 1998, Harman and its sole shareholder, Hugh Caperton, filed an action against us and certain of our subsidiaries in the Circuit Court of Boone County, West Virginia, alleging that we and our subsidiaries tortiously interfered with Harman’s contract with our subsidiary, Wellmore, and, as a result, caused Harman to go out of business. On August 1, 2002, the jury in the case awarded the plaintiffs $50 million in compensatory and punitive damages. On July 17, 2003, we were ordered to file a $55 million letter of credit with the trial court to secure the jury verdict, plus one year’s interest at 10%, which we filed on August 13, 2003. We are pursuing post-judgment remedies. Various motions filed in the trial court have been fully briefed and argued. We will appeal to the Supreme Court of Appeals of West Virginia, if necessary. We have accrued a liability with respect to this case of $25 million, excluding interest, included in Other current liabilities, which we believe is a fair estimate of the eventual total payout in this case.

Martin County Impoundment Discharge

On October 11, 2000, a partial failure of the coal refuse impoundment at Martin County Coal Corporation, one of our subsidiaries, released approximately 230 million gallons of coal slurry into adjacent underground mine workings. The slurry then discharged into two tributary streams of the Big Sandy River in eastern Kentucky. No one was injured in the discharge. Clean up efforts began immediately and are complete. Martin County Coal began processing coal again on April 2, 2001. We are continuing to seek approval from the applicable agencies for alternate refuse disposal options related to operations of Martin County Coal’s preparation plant. As of September 30, 2003, we had incurred a total of approximately $74 million of cleanup and other spill related costs, including claims, fines and other items, $67 million of which have been paid directly or reimbursed by insurance companies. We continue to seek insurance reimbursement of any and all covered costs. Most of the claims, fines, penalties and lawsuits from the impoundment failure have been satisfied or settled. On September 30, 2003, a civil action filed in June 2001, by the West Virginia Department of Environmental Protection (the “WVDEP”) against Martin County Coal in the Circuit Court of Wayne County, West Virginia, alleging natural resources damages in West Virginia and violations of law resulting from the impoundment discharge was settled for $600,000 and dismissed by the court with prejudice. The settlement amount was paid fully by insurance proceeds. Remaining issues (none of which we consider material) include:

•	six law suits (one seeking class certification) in the Circuit Court of Martin County, Kentucky, asserting claims for personal injury, property and other damages, and seeking unquantified compensatory and punitive damages allegedly resulting from the incident;

•	a suit filed by the Town of Fort Gay, West Virginia against us and Martin County Coal in the Circuit Court of Wayne County, West Virginia, alleging that its water treatment and distribution plant was damaged when water, allegedly discharged from the Martin County Coal impoundment, was pumped into the facility. The plaintiff seeks unquantified compensatory and punitive damages. We believe we have valid defenses to the claims and are defending the action vigorously; and

•	various citations issued by the Federal Mine Safety and Health Administration (or the “MSHA”) following the impoundment discharge, and two penalties assessed totaling approximately $110,000. The citations allege that we violated the MSHA-approved plan for operation of the facility. We contested the violations and penalty amount which, to date, has resulted in a directed verdict rescinding one of the assessed penalties totaling $55,000;

•	a subpoena from a federal grand jury of the U.S. District Court for the Eastern District of Kentucky requesting our documents relating to the impoundment and impoundment discharge. We have responded to the subpoena.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

We believe that we have insurance coverage applicable to these items, at least with respect to costs other than governmental penalties, such as those assessed by MSHA, and punitive damages, if any. One of our carriers has stated that it believes its policy does not provide coverage for governmental penalties or punitive damages.

Elk Run Dust Case

On February 2, 2001, approximately 160 residents of the Town of Sylvester, West Virginia, filed suit in the Circuit Court of Boone County, West Virginia against the Company and its subsidiary, Elk Run Coal Company, Inc., alleging that Elk Run’s operations create noise, light and dust constituting a nuisance and causing damage to the community and seeking to recover compensatory and punitive damages. On February 7, 2003, a jury awarded approximately $475,000 in compensatory damages to the plaintiffs but rejected the plaintiffs’ request for punitive damages. On September 17, 2003, the plaintiffs’ were awarded $1.8 million for attorneys’ and experts’ fees. On October 14, 2003, one of our insurers filed a declaratory judgment action in the U.S. District Court for the Eastern District of Virginia, seeking a declaration that it has no duty to defend or indemnify us in this action. On October 24, 2003, we paid $2.3 million, plus interest, in exchange for plaintiffs dismissing these claims, and filed a third-party complaint in the Circuit Court of Boone County, West Virginia, against the insurer that denied coverage. We had fully accrued for the amount paid as of September 30, 2003.

West Virginia Flooding Cases

Five of the Company’s subsidiaries, along with approximately 170 others, have been named in 21 separate complaints filed in Boone, Fayette, Kanawha, McDowell, Mercer, Raleigh and Wyoming Counties, West Virginia. These cases collectively include approximately 2,200 plaintiffs who filed suit on behalf of themselves and others similarly situated, seeking damages for property damage and personal injuries arising out of flooding that occurred in southern West Virginia in July 2001. The plaintiffs sued coal, timber, railroad and land companies under the theory that mining, construction of haul roads and removal of timber caused natural surface waters to be diverted and interrupted in an unnatural way, thereby causing damage to the plaintiffs. The Supreme Court of Appeals of West Virginia ruled that these cases, including several additional flood damage cases not involving the Company’s subsidiaries, will be handled pursuant to the Court’s mass litigation rules. As a result of this ruling, the cases have been transferred to the Circuit Court of Raleigh County, West Virginia to be handled by a panel of three circuit court judges. On August 1, 2003, the panel certified nine questions to the Supreme Court of Appeals of West Virginia. While the plaintiffs’ alleged damages have not been quantified and the outcome of this litigation is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, we believe this matter will be resolved without a material adverse effect on our cash flows, financial condition or results of operations.

Water Claims Litigation

Two cases were filed in the Circuit Court of Mingo County, West Virginia, alleging that Massey’s Delbarton Mining Company subsidiary’s mining activities destroyed nearby resident plaintiffs’ water supplies. One case was filed on behalf of 134 plaintiffs on July 1, 2002, and the other was filed on behalf of 54 plaintiffs on July 26, 2002 (an amended complaint filed May 1, 2003, added 42 plaintiffs). The plaintiffs seek to recover unquantified compensatory and punitive damages relating to alleged personal injuries and property damages. Delbarton Mining Company has already provided many of the plaintiffs with a replacement water source. Discovery is proceeding in each case and trial is scheduled for April 2004 in the first case and February 2004 in the second case.

Shareholder Derivative Suit

On August 5, 2002, a shareholder derivative complaint was filed in the Circuit Court of Boone County, West Virginia, naming us, each of our directors and certain of our current and former officers. The complaint alleges (1) breach of fiduciary duties against all of the defendants for refusing to cause us to comply with environmental, labor and securities laws, and (2) improper insider trading by Don L. Blankenship, Jeffrey M. Jarosinski, Madeleine M. Curle and Bennett K. Hatfield. The plaintiff makes these allegations derivatively, and seeks to recover damages on behalf of our company. The damages claimed by the plaintiff have not been quantified. We and the other defendants removed the case to Federal District Court in Charleston, West Virginia, but the case has now been remanded to the Circuit Court of Boone County. Motions to dismiss have been filed on behalf of all defendants, and discovery continues.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Trucking Litigation

On January 7, 2003, Coal River Mountain Watch, an advocacy group representing local residents in the Counties of Boone, Kanawha and Raleigh, West Virginia, and other plaintiffs, filed suit in the Circuit Court of Kanawha County, West Virginia against certain of our subsidiaries and various other coal and transportation companies alleging that the defendants illegally transport coal in overloaded trucks causing damage to state roads and interfering with the plaintiffs’ use and enjoyment of their properties and their right to use the public roads, and seeking injunctive relief and unquantified compensatory and punitive damages. The plaintiffs alleged damages have not been quantified. The case is in the early procedural stages and we are vigorously pursuing the defense of this case.

On July 3, 2003, one of our insurers filed a declaratory judgment action in the U.S. District Court for the Eastern District of Virginia, seeking a declaration that it has no duty to provide coverage in this case, among others. On August 4, 2003, we filed a motion to dismiss that action. On November 3, 2003, the U.S. District Court for the Eastern District of Virginia dismissed the declaratory judgment action in favor of a pending action in the U.S. District Court for the Southern District of West Virginia, which we initially filed on October 2, 2002, in the Circuit Court of Boone County, West Virginia, seeking a declaratory judgment against this and other insurers for coverage of these and other claims.

* * * * * * * *

The Company is involved in various other legal actions incident to the conduct of its businesses. Management does not expect a material adverse effect to its results of operations, financial position or cash flows by reason of these actions.

(11)	Subsequent Events

6.625% Senior Notes Issuance

On November 10, 2003, the Company issued $360 million of 6.625% unsecured senior notes due November 15, 2010 (the “6.625% Senior Notes”) in a private placement. The Company has agreed to file a registration statement with the SEC relating to an exchange offer for these notes. The 6.625% Senior Notes are unsecured obligations ranking equally with all other unsecured senior indebtedness of the Company. Interest on the 6.625% Senior Notes is payable on May 15 and November 15 of each year, beginning on May 15, 2004. The 6.625% Senior Notes may be called by the Company at any time after November 15, 2007. Part of the proceeds of this issuance was used to permanently repay the $249.4 million outstanding under its $250 million secured term loan and canceling its $105 million revolving credit facility, effectively terminating the $355 million secured credit facility. The remaining proceeds of this issuance were used for general corporate purposes, including the collateralization of the $34.3 million of letters of credit outstanding under the Company’s revolving credit facility letter of credit sublimit on September 30, 2003. The 6.625% Senior Notes are guaranteed by A.T. Massey and substantially all of the Company’s indirect operating subsidiaries (the “Guarantors”). The guarantees are full and unconditional obligations of the Guarantors and are joint and several among the Guarantors. The subsidiaries not providing a guarantee of the 6.625% Senior Notes are minor (as defined under SEC Rule 3-10(h)(6) of Regulation S-X). Currently, the 6.625% Senior Notes have credit ratings from Moody’s and S&P of Ba3 and BB, respectively.

Upon the issuance of the 6.625% Senior Notes (discussed in the previous paragraph), the Company expensed $6.2 million (pre-tax) of the remaining unamortized financing fees related to the $355 million secured credit facility. The charge will be included in Interest expense for the three and twelve months ended December 31, 2003.

Interest Rate Swap

On November 10, 2003, the Company entered into a fixed interest rate to floating interest rate swap agreement covering a notional amount of debt of $240 million. This swap was entered into to convert $240 million of the 6.625% Senior Notes to a floating rate debt. The initial term of this swap agreement expires on November 15, 2010, and the counterparty to the swap agreement has an option to terminate the swap, in whole or in part, after November 15, 2007. The Company will receive interest payments at a fixed rate of 6.625% and will pay a variable rate that is based on six month LIBOR plus 216 basis points.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Rating Agency Actions

On October 27, 2003, Moody’s announced downgrades of Massey’s debt ratings, citing concerns about the incurrence of operating losses, continuing geological and operating difficulties, difficulties in reducing its cost base and ongoing litigation and environmental challenges. The senior implied rating was downgraded to Ba3 from Ba2, the senior unsecured debt rating to B1 from Ba3, and the senior secured debt rating to Ba2 from Ba1. The rating outlook is stable. On the same day, S&P affirmed Massey’s corporate credit rating and senior unsecured rating of BB and B+, respectively. The S&P rating outlook is stable.

Other

On October 22, 2003, the WVDEP brought suit against three Massey subsidiaries, Independence Coal Company and Omar Mining Company in the Circuit Court of Boone County, West Virginia, and Marfork Coal Company in the Circuit Court of Raleigh County, West Virginia. The suits allege various violations of waste and clean water laws in 2001 and 2002 and seek unspecified amounts in fines as well as injunctive relief to compel compliance. Independence, Omar and Marfork believe that compliance has been achieved for these past violations and will defend the suits vigorously.

On October 28, 2003, Massey’s subsidiaries, A. T. Massey and Alex Energy, Inc., acquired certain assets, including assets of Horizon Natural Resources Company (“Horizon”), which is in Chapter 11 bankruptcy. This acquisition provides the Company with an additional 28.0 million tons of coal reserves in Kanawha, Boone and Fayette counties, West Virginia. The purchase price for the assets was approximately $19 million, including funds to buy out a secured debt position and production payments. A portion of this consideration (approximately $5 million) is in the form of a deferred payment. The United States Bankruptcy Court for the Eastern District of Kentucky approved the purchase of the Horizon assets.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes and the Company’s Annual Report on Form 10-K (as amended by Form 10-K/A) for the fiscal year ended December 31, 2002 and the Quarterly Reports on Form 10-Q for the periods ending March 31, 2003 and June 30, 2003 (as amended by Form 10-Q/A).

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

We wish to caution readers that forward-looking statements, including disclosures, which use words such as we “believe,” “anticipate,” “expect,” “estimate” and similar statements, are subject to certain risks and uncertainties, which could cause actual results of operations to differ materially from expectations. Any forward-looking statements should be considered in context with the various disclosures made by us about our businesses, including without limitation the risk factors more specifically described in Item 1. Business, under the heading “Business Risks,” in our Annual Report on Form 10-K (as amended by Form 10-K/A) for the fiscal year ended December 31, 2002. Such filings are available publicly and upon request from Massey’s Investor Relations Department at (866) 814-6512. We disclaim any responsibility or obligation to update our forward-looking statements.

RESULTS OF OPERATIONS

Three months ended September 30, 2003 compared with the three months ended September 30, 2002.

For the three months ended September 30, 2003, produced coal revenue decreased 9 percent to $310.7 million compared with $343.2 million for the three months ended September 30, 2002. Two factors that impacted produced coal revenue for the third quarter of 2003 compared to the third quarter of 2002 were:

•	The volume of produced tons sold decreased 8 percent from 10.9 million tons to 10.0 million tons, attributable to a decrease in metallurgical and industrial tons sold of 33 and 10 percent, respectively, offset by an increase in utility tons sold of 3 percent; and

•	The average per ton sales price for produced coal decreased 2 percent from $31.57 to $30.85 per ton consisting of a decrease of 3 and 7 percent in the price for metallurgical and industrial coal, respectively, offset by an increase of 1 percent in the price for utility coal.

The average per ton sales price decreased as some of the higher priced contracts signed in 2001 expired in 2002 and were replaced by lower priced contracts, and as a result of lower shipments of metallurgical and other higher quality coal in the third quarter of 2003 compared to the third quarter of 2002.

Freight and handling revenue decreased $8.9 million, or 31 percent, to $19.9 million for the third quarter of 2003 compared with $28.8 million for the third quarter of 2002, due to a decrease in tons sold over the comparable periods and less shipments to customers where freight and handling costs are paid by the Company.

Purchased coal revenue decreased $2.8 million to $29.7 million for the third quarter of 2003 from $32.5 million for the third quarter of 2002, due to a slight decrease in purchased tons sold. Massey purchases varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, coal handling facility fees, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract buyout payments, and miscellaneous income, decreased to $12.9 million for the third quarter of 2003 from $20.0 million for the third quarter of 2002. The decrease was primarily due to a decrease in contract buyout payments from 2002 to 2003.

Insurance settlement revenue consists of $21 million of proceeds received for the settlement of a property and business interruption claim, which, after adjusting for a previously booked receivable and claim settlement expenses, resulted in a gain of $17.7 million (pre-tax) for the three months ended September 30, 2003.

Cost of produced coal revenue decreased to $278.6 million for the third quarter of 2003 from $280.7 million for the third quarter of 2002. Cost of produced coal revenue on a per ton of coal sold basis increased 8 percent in the third quarter of 2003 compared with the third quarter of 2002. This per ton increase was a result of lower productivity and higher labor, benefits and insurance costs. Tons produced in the third quarter of 2003 were 9.8 million compared to 10.7 million in the third quarter of 2002.

Freight and handling costs decreased $8.9 million, or 31 percent, to $19.9 million for the third quarter of 2003 compared with $28.8 million for the third quarter of 2002, due to a decrease in tons sold over the comparable periods and less shipments to customers where freight and handling costs are paid by the Company.

Cost of purchased coal revenue decreased $1.9 million to $30.7 million for the third quarter of 2003 from $32.6 million for the third quarter of 2002, due to a slight decrease in purchased tons sold.

Depreciation, depletion and amortization decreased by 24 percent to $48.4 million in the third quarter of 2003 compared to $64.1 million for the third quarter of 2002. The decrease was primarily due to a $13.2 million (pre-tax) write-off of mine development costs at certain idled mines in the third quarter of 2002.

Selling, general and administrative expenses were $9.1 million for the third quarter of 2003 compared to $8.9 million for the third quarter of 2002.

Other expense, which consists of costs associated with the generation of Other revenue, such as costs to operate the coal handling facilities, gas wells, and other miscellaneous expenses, decreased $0.8 million from $2.8 million for the third quarter of 2002 to $2.0 million for the third quarter of 2003.

Interest expense increased to $10.8 million for the third quarter of 2003 compared with $9.9 million for the third quarter of 2002. The increase was primarily due to a higher weighted average interest rate on our variable rate borrowings of 4.62 percent at September 30, 2003 compared to 2.85 percent at September 30, 2002.

Income tax benefit was $3.5 million for the third quarter of 2003 compared with $0.7 million for the third quarter of 2002.

Nine months ended September 30, 2003 compared with the nine months ended September 30, 2002.

For the nine months ended September 30, 2003, produced coal revenue decreased 6 percent to $939.0 million compared with $997.6 million for the nine months ended September 30, 2002. Two factors that impacted produced coal revenue for the first nine months of 2003 compared to the first nine months of 2002 were:

•	The volume of produced tons sold decreased to 30.7 million tons compared to 31.7 million tons, with a reduction in metallurgical and industrial tons sold of 18 and 3 percent, respectively, offset by a 3 percent increase in utility tons sold; and

•	The average per ton sales price for produced coal decreased from $31.47 to $30.57 per ton consisting of decreases of 3 and 9 percent in the prices for metallurgical and industrial coal, respectively.

The average per ton sales price decreased as some of the higher priced contracts signed in 2001 expired in 2002 and were replaced by lower priced contracts, and as a result of lower shipments of metallurgical and other higher quality coal in the first nine months of 2003 compared to the first nine months of 2002.

Freight and handling revenue decreased $15.1 million, or 19 percent, to $66.5 million for the first nine months of 2003 compared with $81.6 million for the first nine months of 2002, due to a decrease in tons sold over the comparable periods and less shipments to customers where freight and handling costs are paid by the Company.

Purchased coal revenue increased $0.9 million to $83.2 million for the first nine months of 2003 from $82.3 million for the first nine months of 2002, due to an increase in spot prices for coal. Massey purchases varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, coal handling facility fees, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract buyout payments, and miscellaneous income, decreased to $51.8 million for the first nine months of 2003 from $58.0 million for the first nine months of 2002. The decrease was primarily due to a decrease in contract buyout payments from 2002, offset by increased earnings related to the operations of Appalachian Synfuel, LLC, in 2003.

Insurance settlement revenue consists of $21 million of proceeds received for the settlement of a property and business interruption claim, which, after adjusting for a previously booked receivable and claim settlement expenses, resulted in a gain of $17.7 million (pre-tax) for the three months ended September 30, 2003.

Cost of produced coal revenue decreased approximately 4 percent to $834.3 million for the first nine months of 2003 from $869.8 million for the first nine months of 2002. Cost of produced coal revenue on a per ton of coal sold basis decreased slightly in the first nine months of 2003 compared with the first nine months of 2002 primarily as the result of a charge of $25.6 million (pre-tax) taken in the second quarter of 2002 related to an adverse jury verdict in the West Virginia Harman Mining Corporation action. Without this charge, the Cost of produced coal revenue on a per ton of coal sold basis increased in the first nine months of 2003 compared to the same period in 2002. The Company experienced lower productivity at its longwall mines during the first and third quarters of 2003, partially due to longwall moves during these periods. Overall costs continue to be negatively impacted by higher labor, benefits and insurance costs. Tons produced in the first nine months of 2003 were 30.9 million compared to 33.5 million in the first nine months of 2002.

Freight and handling costs decreased $15.1 million, or 19 percent, to $66.5 million for the first nine months of 2003 compared with $81.6 million for the first nine months of 2002, due to a decrease in tons sold over the comparable periods and less shipments to customers where freight and handling costs are paid by the Company.

Cost of purchased coal revenue decreased $0.4 million to $84.9 million for the first nine months of 2003 from $85.3 million for the first nine months of 2002, due to a slight decrease in purchased tons sold.

Depreciation, depletion and amortization decreased by 11 percent to $143.0 million in the first nine months of 2003 compared to $161.0 million for the first nine months of 2002. The decrease was primarily due to a $13.2 million (pre-tax) write-off of mine development costs at certain idled mines in the third quarter of 2002.

Selling, general and administrative expenses were $26.8 million for the first nine months of 2003 compared to $27.3 million for the first nine months of 2002.

Other expense, which consists of costs associated with the generation of Other revenue, such as costs to operate the coal handling facilities, gas wells, and other miscellaneous expenses, decreased $1.4 million from $8.9 million for the first nine months of 2002 to $7.5 million for the first nine months of 2003.

Interest expense increased to $29.9 million for the first nine months of 2003 compared with $26.4 million for the first nine months of 2002. The increase was primarily due to a higher weighted average interest rate on our variable rate borrowings of 4.62 percent at September 30, 2003 compared to 2.85 percent at September 30, 2002.

Income tax benefit was $15.1 million for the first nine months of 2003 compared with $15.8 million for the first nine months of 2002. The first quarter of 2002 included a refund for the settlement of a state tax dispute in the amount of $2.4 million, net of federal tax.

Cumulative effect of accounting change was a charge of $7.9 million, net of tax of $5.0 million for the first nine months of 2003 related to the adoption of Statement 143, as required, effective January 1, 2003. As a result of adoption Statement 143, the Company recognized a decrease in total reclamation liability of $13.1 million and a decrease in net deferred tax liability of $5.0 million. The Company capitalized asset retirement costs by increasing the carrying amount of the related long lived assets recorded in Property, plant and equipment, net of the associated accumulated depreciation, by $22.7 million. Additionally, the Company recognized a decrease in mining properties and mineral rights, net of accumulated depletion, of $48.7 million related to amounts recorded in previous asset purchase transactions from assumption of pre-acquisition reclamation liabilities. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended September 30, 2003 are not necessarily indicative of results that can be expected for the full year. Please refer to the Critical Accounting Estimates and Assumptions of the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of the Annual Report on Form 10-K (as amended by Form 10-K/A) for the fiscal year ended December 31, 2002, and the Quarterly Reports on Form 10-Q for the periods ending March 31, 2003 and June 30, 2003 (as amended by Form 10-Q/A), for a discussion of our critical accounting estimates and assumptions.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, our available liquidity was $178.4 million, including cash and cash equivalents of $49.5 million, $58.2 million availability under our accounts receivable financing program, and $70.7 million availability under our $105 million revolving credit facility, net of $34.3 million of letters of credit outstanding. The total debt-to-book capitalization ratio was 46.1 percent at September 30, 2003. The Company was in compliance with all material covenants at September 30, 2003 and during all other periods reflected herein.

The Company had $664.4 million of total debt as of September 30, 2003, which consisted of $283.0 million of 6.95% Senior Notes due March 1, 2007, $132.0 million of Convertible Notes due May 15, 2023, and $249.4 million outstanding on its secured term loan, of which $2.5 million is classified as short-term debt. As of December 31, 2002, the Company had $550.0 million of total debt, which consisted of $286.0 million of its 6.95% Senior Notes, classified as long-term debt, and $264.0 million of short-term borrowings under its revolving credit facilities.

On July 2, 2003, the Company completed the refinancing of the revolving credit facilities. A.T. Massey executed a $355 million secured financing package consisting of a $105 million revolving credit facility and a $250 million secured term loan (see Note 6 in the Notes to the Condensed Consolidated Financial Statements for further discussion of the refinancing). On November 10, 2003, the Company issued $360 million of 6.625% unsecured senior notes due November 15, 2010. Part of the proceeds of this issuance was used to permanently repay the $249.4 million outstanding under its $250 million secured term loan and canceling its $105 million revolving credit facility, effectively terminating the $355 million secured facility (see Note 11 in the Notes to the Condensed Consolidated Financial Statements for further discussion of the 6.625% Senior Notes issuance). Additionally, see the Indenture dated November 10, 2003, filed as Exhibit 4.1 to the Company’s current report on Form 8-K on November 12, 2003, for further information on the 6.625% Senior Notes issuance.

On January 31, 2003, the Company entered into a borrowing program secured by its accounts receivable. The amount available to be borrowed under the program is up to $80 million, depending on the level of eligible receivables and restrictions on concentrations of receivables. At September 30, 2003, there were no borrowings outstanding under the program. The program expires in July 2004. The total cost of the program is included in Interest expense on the condensed consolidated statements of income for the period ended September 30, 2003.

On May 29, 2003, the Company issued $132.0 million of Convertible Notes in a private placement. The Company subsequently filed a Registration Statement on Form S-3 with the SEC to register the Convertible Notes. The Convertible Notes are unsecured obligations ranking equally with all other unsecured senior indebtedness of the Company. The Convertible Notes will mature on May 15, 2023, however Massey may redeem some or all of the Convertible Notes at any time on or after May 20, 2009 (see Note 6 in the Notes to the Condensed Consolidated Financial Statements for further discussion on the Convertible Notes).

Net cash provided by operating activities was $9.4 million for the first nine months of 2003 compared to $120.3 million for the first nine months of 2002. Cash provided by operating activities reflects net losses adjusted for non-cash charges and changes in working capital requirements. The decrease of $110.9 million in net cash provided by operating activities for the first nine months of 2003 compared with the first nine months of 2002 is due to an increase in the amount of restricted funds pledged as collateral to support outstanding letters of credit and other obligations of $73.7 million and other working capital requirements.

Net cash utilized by investing activities was $77.2 million and $115.1 million for the first nine months of 2003 and 2002, respectively. The cash used in investing activities reflects capital expenditures in the amount of $85.9 million and $122.0 million for the first nine months of 2003 and 2002, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, and projects to improve the efficiency of mining operations. In addition to the cash spent on capital expenditures, during the first nine months of 2003, we leased, through operating leases, $6.4 million of mining equipment compared to $10.6 million for the first nine months of 2002. Additionally, the first nine months of 2003 and 2002 included $8.7 million and $6.9 million, respectively, of proceeds provided by the sale of assets.

Financing activities primarily reflect changes in short term and long term financing for the first nine months of 2003 and 2002, as well as the exercising of stock options and payment of dividends. Net cash provided by financing activities was $114.5 million and $4.8 million for the first nine months of 2003 and 2002, respectively. In addition, net cash provided by financing activities for 2003 includes $128.0 million for the issuance of the Convertible Notes, $244.1 million in proceeds from the secured term loan, and $18.0 million of proceeds from sale-leaseback transactions, offset by the repayment of $264.0 million outstanding under the prior revolving credit facilities.

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

The Company uses surety bonds to secure reclamation, workers’ compensation, wage payments, and other miscellaneous obligations. As of September 30, 2003, the Company had $266.9 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $238.8 million, workers’ compensation bonds of $10.0 million, wage payment and collection bonds of $8.9 million, and other miscellaneous obligation bonds of $9.2 million. Recently, surety bond costs have increased, while the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, the Company will seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral. As of September 30, 2003, the Company had secured $34.3 million of surety obligations with letters of credit issued under its revolving credit facility letter of credit sublimit.

From time to time the Company uses bank letters of credit to secure its obligations for worker’s compensation programs, various insurance contracts and other obligations. Issuing banks currently require that such letters of credit be secured by funds deposited into restricted accounts pledged to the banks under reimbursement agreements. At September 30, 2003, the Company had $135.7 million of letters of credit outstanding (including the $34.3 million noted above that secure surety obligations), collateralized by $105.0 million of cash deposited in restricted, interest bearing accounts, and no claims were outstanding against those letters of credit.

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

The following is a summary of our significant obligations as of September 30, 2003, after giving effect to the issuance of the 6.625% Senior Notes:

	Payments Due by Years
In thousands	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Total debt	$775,000	$—	$—	$283,000	$492,000
Operating lease obligations	$188,624	$65,586	$104,888	$16,595	$1,555

Total obligations	$963,624	$65,586	$104,888	$299,595	$493,555

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), to expand and strengthen existing accounting guidance that addresses when a company should include in its consolidated financial statements the assets, liabilities and activities of another entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns, or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, or for the first interim period ending after December 15, 2003 for variable interest entities in which a company holds a variable interest acquired before February 1, 2003. The Company does not expect FIN 46 to have a material impact on the Company’s financial position, results of operations or liquidity.

On July 1, 2003, the Company adopted the provision of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement 150”), which requires an issuer to classify and measure certain freestanding financial instruments with characteristics of both liabilities and equity as a liability if that financial instrument embodies an obligation requiring the issuer to redeem the financial instrument by transferring its assets. The adoption of this provision of Statement 150 did not have a material impact on the Company’s financial position, results of operations or liquidity. Additionally, Statement 150 contains a provision, which impacts the accounting for minority interests in limited life subsidiaries and requires that those interests be measured at settlement value. The effective date of this provision of Statement 150 has been deferred for an indefinite period. The Company does not expect the application of this provision of Statement 150 to have a material impact on the Company’s financial position, results of operations or liquidity.

On July 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“Statement 149”), which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. The amendment reflects decisions made by the FASB and the Derivatives Implementation Group process in connection with issues raised about the application of SFAS No. 133. The adoption of Statement 149 did not have a material impact on the Company’s financial position, results of operations or liquidity.

INFLATION

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.

OUTLOOK

Absent unforeseen circumstances, the Company expects produced tons of coal sold of 41 to 42 million tons in 2003, all of which was committed at the end of the third quarter. The Company further expects the customary disruptions and reduced work hours caused by the holidays during the fourth quarter to contribute to a net loss for the fourth quarter. Indications of improving economic conditions and the prospect of a seasonably cold winter, along with the anticipated continuation of high natural gas prices, lower utility coal stockpiles and tightening coal supplies in Central Appalachia are contributing to an enhanced market for coal producers. Demand for coal deliveries in 2004 is expected to continue to increase, supporting improved pricing levels.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

Our interest expense is sensitive to changes in the general level of interest rates in the United States. After giving effect to the issuance of the 6.625% Senior Notes, we have outstanding $775.0 million aggregate principal amount of long-term debt under fixed-rate instruments; however, our primary exposure to market risk for changes in interest rates relates to our interest rate swap entered into on November 10, 2003 covering a notional amount of debt of $240 million. Based on the notional amount outstanding of $240 million, a 100 basis point increase in the average issuance rate for our borrowings would increase our annual interest expense by approximately $2.4 million.

We manage our commodity price risk through the use of long-term coal supply agreements, which are contracts with a term of greater than 12 months, rather than through the use of derivative instruments. The Company anticipates that the percentage of its sales pursuant to long-term contracts will be approximately 95% for our fiscal year ended December 31, 2003. The prices for coal shipped under long-term contracts may be below the current market price for similar types of coal at any given time. As a consequence of the substantial volume of its sales, which are subject to these long-term agreements, the Company has less coal available with which to capitalize on stronger coal prices if and when they arise. In addition, because long-term contracts typically allow the customer to elect volume flexibility, the Company’s ability to realize the higher prices that may be available in the spot market may be restricted when customers elect to purchase higher volumes under such contracts, or the Company’s exposure to market-based pricing may be increased should customers elect to purchase fewer tons.

Item 4:	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	Change in Internal Controls

The has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The following describes material developments in legal proceedings affecting us, as previously described in Part I, Item 3, “Legal Proceedings”, in the Company’s Annual Report on Form 10-K (as amended by Form 10-K/A) for the fiscal year ended December 31, 2002 and in Part II, Item 1, “Legal Proceedings”, in the Quarterly Reports on Form 10-Q for the period ending March 31, 2003, and June 30, 2003 (as amended by Form 10-Q/A), as they relate to the fiscal quarter ended September 30, 2003.

See Notes 10 and 11 to the Condensed Consolidated Financial Statements for discussion of various legal proceedings.

Item 5.	Other Information

(a)	In late October 2003, Attorneys General from 12 states, among others, filed suits in the United States Court of Appeals for the District of Columbia Circuit that seek to have the Court find that the EPA has no authority to enact rules that purportedly weaken the Clean Air Act. Suits filed on October 23, 2003, seek to reverse an EPA opinion that the agency does not have authority to regulate greenhouse gases under the Clean Air Act and challenge the EPA’s rejection of a request by environmental groups that the agency regulate such emissions from vehicles. Another suit filed on October 27, 2003, seeks to challenge EPA rules that create a category of activities that automatically will be considered routine maintenance, repair and replacement under the New Source Review permitting program.

(b)

On October 23, 2003, the Ohio Valley Environmental Coalition and other environmental groups filed a lawsuit against the U.S. Army Corps of Engineers (“Corps”) in the United States District Court for the Southern District of West Virginia. The lawsuit seeks to invalidate Nationwide Permit 21 (“NWP 21”), which is a general permit issued by the Corps under the Clean Water Act that authorizes the discharge of fill material into streams for purposes such as the construction of excess spoil valley fills and refuse impoundments. The plaintiffs maintain that NWP 21 was improperly issued and that valley fills and refuse impoundments must receive individual permits, which require more detailed permit applications and reviews. If the lawsuit is successful, there could be further delays in obtaining necessary permits for valley fills and refuse impoundments. The coal industry will likely intervene to protect its interest and to support the continued use of NWP 21.

(c)	On July 1, 2003, J. Christopher Adkins was elected Senior Vice President and Chief Operating Officer of the Company.

(d)	On September 1, 2003, Kenneth J. Stockel resigned as Senior Vice President and Chief Financial Officer of the Company. On the same date, Baxter F. Phillips, Jr. vacated his position as Vice President and Treasurer and was elected as Senior Vice President and Chief Financial Officer. Additionally, on September 1, 2003, Philip W. Nichols was elected as Treasurer.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

4.1	Indenture, dated November 10, 2003, by and between the Company, A.T. Massey Coal Company, Inc. and Wilmington Trust Company, as trustee (incorporated herein by reference to Exhibit 4.1 of our Form 8-K filed on November 12, 2003).

4.2	Registration Rights Agreement, dated as of November 10, 2003, by and among the Company, certain of the Company’s subsidiaries, as Guarantors, UBS Securities LLC, Citigroup Global Markets Inc. and PNC Capital Markets, Inc. (incorporated herein by reference to Exhibit 4.2 of our Form 8-K filed on November 12, 2003).

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

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

Current Report on Form 8-K furnished with the Securities and Exchange Commission on August 27, 2003 (containing a press release regarding its projected earnings for the third quarter ended September 30, 2003).

Current Report on Form 8-K furnished with the Securities and Exchange Commission on October 24, 2003 (containing a press release announcing its third quarter 2003 earnings).

Current Report on Form 8-K furnished with the Securities and Exchange Commission on October 27, 2003 (containing a press release reporting the commencement by the Company of a proposed private offering of $360 million aggregate principal amount of Senior Notes due 2010 and certain sections of the preliminary offering memorandum).

Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2003 (containing a press release reporting the pricing of its private offering of $360 million aggregate principal amount of 6.625% Senior Notes due November 15, 2010).

Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2003 (containing a press release reporting the closing of its private offering of $360 million principal amount of 6.625% Senior Notes due November 15, 2010, and containing the Indenture and Registration Rights Agreement associated therewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY (Registrant)

Date: November 12, 2003	/s/ B. F. Phillips, Jr.
B. F. Phillips, Jr., Senior Vice President and Chief Financial Officer

/s/ E. B. Tolbert
E. B. Tolbert, Controller