Form 10-Q
period 2004-03-31
MASSEY ENERGY CO
filed 2004-05-07
CIK 37748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004 there were 75,879,613 shares of common stock, $0.625 par value, outstanding.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2004

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2004 and 2003

UNAUDITED

IN THOUSANDS, EXCEPT PER SHARE AMOUNTS	2004	2003
Revenues
Produced coal revenue	$342,435	$302,962
Freight and handling revenue	29,342	24,045
Purchased coal revenue	22,364	26,953
Other revenue	11,026	19,992
Senior notes repurchase income	—	615

Total revenues	405,167	374,567

Costs and Expenses
Cost of produced coal revenue	284,179	272,687
Freight and handling costs	29,342	24,045
Cost of purchased coal revenue	23,345	27,607
Depreciation, depletion and amortization applicable to:
Cost of produced coal revenue	49,846	45,927
Selling, general and administrative	1,065	1,131
Selling, general and administrative	11,632	9,706
Other expense	2,430	3,231

Total costs and expenses	401,839	384,334

Income (Loss) from operations	3,328	(9,767)

Interest income	1,488	1,242
Interest expense	(12,576)	(9,238)

Loss before taxes	(7,760)	(17,763)
Income tax benefit	(5,577)	(8,165)

Loss before cumulative effect of accounting change	(2,183)	(9,598)
Cumulative effect of accounting change, net of tax of $5.0 million	—	(7,880)

Net loss	$(2,183)	$(17,478)

Loss per share: (Basic and Diluted) (Note 11)
Loss before cumulative effect of change in accounting principle	$(0.03)	$(0.13)
Cumulative effect of change in accounting principle	—	(0.11)

Net loss	$(0.03)	$(0.24)

Shares used to calculate loss per share (Note 11)
Basic and Diluted	74,946	74,531

Dividends declared per share	$0.04	$0.04

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2004 and December 31, 2003

UNAUDITED

$ IN THOUSANDS	MARCH 31, 2004	DECEMBER 31, 2003*
ASSETS

Current Assets
Cash and cash equivalents	$131,559	$88,753
Trade and other accounts receivable, less allowance of $8,189 and $8,350, respectively	157,318	152,607
Inventories	212,777	206,616
Deferred taxes	12,783	12,783
Income taxes receivable	20,699	15,715
Other current assets	187,045	226,048

Total current assets	722,181	702,522

Net Property, Plant and Equipment	1,520,271	1,480,187
Other Noncurrent Assets
Pension assets	63,124	64,748
Other	134,957	129,281

Total other noncurrent assets	198,081	194,029

Total assets	$2,440,533	$2,376,738

*	Amounts at December 31, 2003 have been derived from audited financial statements.

(Continued On Next Page)

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2004 and December 31, 2003

UNAUDITED

$ IN THOUSANDS	MARCH 31, 2004	DECEMBER 31, 2003*
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable, principally trade and bank overdrafts	$128,885	$109,418
Current portion of capital lease obligations	14,405	3,714
Payroll and employee benefits	30,715	26,374
Other current liabilities	127,213	119,768

Total current liabilities	301,218	259,274

Noncurrent Liabilities
Long-term debt	804,326	784,327
Deferred taxes	225,470	227,105
Other noncurrent liabilities	350,793	347,076

Total noncurrent liabilities	1,380,589	1,358,508

Shareholders’ Equity
Capital Stock
Preferred – authorized 20,000,000 shares without par value; none issued	—	—
Common – authorized 150,000,000 shares of $0.625 par value; issued and outstanding – 75,810,282 and 75,508,359 shares at March 31, 2004 and December 31, 2003, respectively	47,381	47,193
Additional capital	28,620	24,270
Unamortized executive stock plan expense	(5,795)	(6,219)
Retained earnings	688,520	693,712

Total shareholders’ equity	758,726	758,956

Total liabilities and shareholders’ equity	$2,440,533	$2,376,738

*	Amounts at December 31, 2003 have been derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003

UNAUDITED

$ IN THOUSANDS	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,183)	$(17,478)
Adjustments to reconcile net loss to cash provided (utilized) by operating activities:
Cumulative effect of accounting change, net of tax	—	7,880
Depreciation, depletion and amortization	50,911	47,058
Deferred taxes	(697)	(2,142)
(Gain) Loss on disposal of assets	(328)	138
Gain on repurchase of senior notes	—	(615)
Changes in operating assets and liabilities	56,680	(67,700)

Cash provided (utilized) by operating activities	104,383	(32,859)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(81,321)	(17,292)
Proceeds from sale of assets	6,163	4,246

Cash utilized by investing activities	(75,158)	(13,046)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in short-term debt, net	—	(327)
Repurchase of senior notes	—	(2,385)
Repayment of capital lease obligations	(1,849)	—
Increase in receivables-based financing, net	—	42,175
Proceeds from sale-leaseback transactions	15,000	11,065
Dividends paid	(3,008)	(2,982)
Stock options exercised	3,438	—

Cash provided by financing activities	13,581	47,546

Increase in cash and cash equivalents	42,806	1,641
Cash and cash equivalents at beginning of period	88,753	2,725

Cash and cash equivalents at end of period	$131,559	$4,366

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	General

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Annual Report on Form 10-K of Massey Energy Company (“Massey” or the “Company”) for the year ended December 31, 2003. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended March 31, 2004 are not necessarily indicative of results that can be expected for the full year.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals), which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at March 31, 2004 and December 31, 2003, and its consolidated results of operations and cash flows for the three months ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

The condensed consolidated financial statements include the accounts of Massey, its wholly owned and sole, direct operating subsidiary A.T. Massey Coal Company, Inc. (“A.T. Massey”) and A.T. Massey’s subsidiaries. Massey has no separate independent operations. A.T. Massey fully and unconditionally guarantees the Company’s obligations under the 6.95% senior notes due 2007 (the “6.95% Senior Notes”), the 6.625% senior notes due 2010 (the “6.625% Senior Notes”), and the 4.75% convertible senior notes due 2023 (the “4.75% Convertible Senior Notes”). See Note 7 and Note 14 for a more complete discussion of debt.

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

(2)	New Accounting Standards

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was subsequently revised in December 2003. As revised, for periods ending after December 15, 2003, FIN 46’s consolidation provisions applied to interests in variable interest entities (“VIEs”) that are specifically defined as special-purpose entities. For all other VIEs, FIN 46’s consolidation provisions applied for periods ending after March 15, 2004. The adoption of these provisions of FIN 46 did not have a material impact on the Company.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers Disclosures about Pensions and Other Postretirement Benefits” (“Statement 132R”), which is effective for fiscal years and quarters ending after December 15, 2003. The Company has included the expanded quarterly disclosures required by Statement 132R in Notes 8, 9 and 10.

(3)	Cumulative Effect of Change in Accounting for Reclamation Liabilities

Effective January 1, 2003, the Company changed its method of accounting for reclamation liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“Statement 143”). Statement 143 requires that an asset retirement obligation be recorded as a liability based on fair value, which is calculated as the present value of the future cash flows, in the period in which it is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Accretion expense is included in cost of produced coal revenue. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is incurred.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The cumulative effect of the change on prior years resulted in a charge to income in 2003 of $7.9 million, net of income taxes of $5.0 million ($0.11 per share). The pro forma effect of the application of Statement 143 as if the Statement had been applied retroactively is presented below:

$ In thousands	Three Months Ended March 31, 2003
Net loss, as reported	$(17,478)
Pro forma net loss	$(9,598)
Loss per share, as reported	$(0.24)
Loss per share, pro forma	$(0.13)

The following table describes all changes to the Company’s reclamation liability:

$ In thousands	Three Months Ended March 31, 2004
Reclamation liability at beginning of period	$105,759
Accretion expense	2,107
Liability incurred	1,109
Payments	(1,294)

Reclamation liability at end of period	107,681
Amount included in Other current liabilities	(11,922)

Total noncurrent liability	$95,759

(4)	Inventories

Inventories are comprised of:

$ In thousands	March 31, 2004	December 31, 2003
Saleable coal	$65,337	$65,844
Raw coal	51,694	47,691
Work in process	65,698	63,073

Subtotal coal inventory	$182,729	$176,608
Supplies inventories	30,048	30,008

Total inventory	$212,777	$206,616

(5)	Other Current Assets

Other current assets are comprised of the following:

$ In thousands	March 31, 2004	December 31, 2003
Longwall panel costs	$51,320	$44,174
Deposits	107,747	147,782
Other	27,978	34,092

Total other current assets	$187,045	$226,048

Deposits at March 31, 2004 and December 31, 2003, include $105.0 million and $141.6 million, respectively, of funds pledged as collateral to support outstanding letters of credit (see Note 7 for further discussion).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(6)	Property, Plant and Equipment

Net property, plant and equipment is comprised of:

$ In thousands	March 31, 2004	December 31, 2003
Property, plant and equipment, at cost	$2,931,413	$2,865,365
Accumulated depreciation, depletion and amortization	(1,411,142)	(1,385,178)

Net property, plant and equipment	$1,520,271	$1,480,187

(7)	Debt

The Company’s debt is comprised of the following:

$ In thousands	March 31, 2004	December 31, 2003
6.625% senior notes due 2010	$360,000	$360,000
6.95% senior notes due 2007	283,000	283,000
4.75% convertible senior notes due 2023	132,000	132,000
Capital lease obligations	39,664	16,254
Fair value hedge valuation	4,067	(3,213)

Total debt	818,731	788,041
Amounts due within one year	(14,405)	(3,714)

Total long-term debt	$804,326	$784,327

The weighted average effective interest rate of the outstanding borrowings was 5.4% at both March 31, 2004 and December 31, 2003, after giving effect to the interest rate swap (see discussion of fair value hedge below). At March 31, 2004, the Company’s available liquidity was $200.7 million, including cash and cash equivalents of $131.6 million and $69.1 million availability on its asset-based revolving credit facility.

Asset-Based Lending Arrangement

On January 20, 2004, the Company entered into a new asset-based revolving credit facility, secured by its inventory, accounts receivable, and other intangibles. This new facility provides the Company with increased liquidity and letter of credit capacity. The facility provides for borrowings of up to $130 million, depending on the level of eligible inventory and accounts receivable. This facility replaced the Company’s prior undrawn $80 million accounts receivable-based financing program and includes a $100 million sublimit for letters of credit. As of March 31, 2004, this facility supported $42.9 million of letters of credit, a portion of which was previously supported by cash collateral. The credit facility has a five-year term ending in January 2009. This facility contains a number of significant restrictions and covenants that limit the Company’s ability to, among other things:

•	incur liens and debt or provide guarantees in respect of obligations of any other person;

•	increase the Company’s common stock dividends above specified levels;

•	make loans and investments;

•	prepay, redeem or repurchase debt;

•	engage in mergers, consolidations and asset dispositions;

•	engage in affiliate transactions;

•	create any lien or security interest in any real property or equipment;

•	engage in sale and leaseback transactions; and

•	make distributions from subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Capital Leases

During the first quarter of 2004, the Company generated $15.0 million from a sale-leaseback (capital lease) transaction of certain mining equipment, compared to $11.1 million of sale-leasebacks (operating leases) in the first quarter of 2003. During the first quarter of 2004, the Company also entered into $10.3 million of capital leases for mining equipment. The leases are for periods ranging from approximately 2 to 3 years with no residual value guarantee.

Fair Value Hedge

On November 10, 2003, the Company entered into a fixed interest rate to floating interest rate swap agreement with a highly rated financial institution covering a notional amount of debt of $240 million. The Company designated this swap as a fair value hedge of a portion of its 6.625% Senior Notes. The fair value estimate is based on the cost that would be incurred to terminate the contract. The Company would have received $4.1 million and paid $3.2 million to terminate the interest rate swap contract in place as of March 31, 2004 and December 31, 2003, respectively. The fair value of the swap is recorded in Other noncurrent assets and Other noncurrent liabilities as of March 31, 2004 and December 31, 2003, respectively.

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

The Company uses surety bonds to secure reclamation, workers’ compensation, wage payments, and other miscellaneous obligations. As of March 31, 2004, the Company had $277.0 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $247.7 million, workers’ compensation bonds of $10.0 million, wage payment and collection bonds of $8.8 million, and other miscellaneous obligation bonds of $10.5 million. Since 2001, surety bond costs have increased, and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable or uneconomic, the Company will seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

From time to time the Company uses bank letters of credit to secure its obligations for worker’s compensation programs, various insurance contracts and other obligations. Issuing banks currently require that such letters of credit be secured by funds deposited into restricted accounts pledged to the banks under reimbursement agreements or be issued under the Company’s asset-based revolving credit facility. At March 31, 2004, the Company had $143.9 million of letters of credit outstanding, of which $100 million was collateralized by $105.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks, and $42.9 million was issued under the Company’s asset-based lending arrangement discussed above. No claims were outstanding against those letters of credit as of March 31, 2004.

(8)	Pension Expense

Net periodic pension expense for both the Company’s qualified defined benefit pension plan and nonqualified supplemental benefit pension plan includes the following components:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
	(In Thousands)
Service cost	$2,102	$2,868
Interest cost	3,067	2,821
Expected return on plan assets	(4,244)	(3,615)
Recognized loss	806	1,184
Amortization of prior service cost	33	33

Net periodic pension expense	$1,764	$3,291

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

No company contributions were made in the three months ended March 31, 2004 or March 31, 2003 for the qualified defined benefit pension plan as all benefits were paid through plan assets; however, the company paid $0.01 million as benefit payments to participants for the nonqualified supplemental benefit pension plan in both the three months ended March 31, 2004 and March 31, 2003. No company contributions are expected to be made into the qualified defined benefit pension plan during 2004.

(9)	Black Lung and Workers’ Compensation Expense

Expenses for black lung benefits and workers’ compensation related benefits include the following components:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
	(In Thousands)
Self- insured black lung benefits
Service cost	$932	$745
Interest cost	943	904
Amortization of actuarial gain	(147)	(400)

	1,728	1,249

Other workers’ compensation benefits	9,760	7,389

	$11,488	$8,638

Payments for benefits, premiums and other costs related to black lung and workers’ compensation liabilities were $8.6 million and $8.1 million, for the three months ended March 31, 2004 and March 31, 2003, respectively.

(10)	Other Postretirement Benefits Expense

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
	(In Thousands)
Service cost	$1,298	$1,241
Interest cost	2,024	1,906
Recognized loss	612	466
Amortization of prior service cost	(171)	(102)

Net periodic postretirement benefit cost	$3,763	$3,511

Payments for benefits related to postretirement benefit cost were $1.5 million and $0.8 million, for the three months ended March 31, 2004 and March 31, 2003, respectively.

In December 2003, Medicare legislation was passed that creates a prescription drug benefit for eligible citizens. This legislation provides for a subsidy for corporate entities that offer their own retiree medical prescription drug benefit, or would allow corporations to make plan changes making Medicare the primary coverage on prescription drug coverage, thus potentially reducing corporations’ other postretirement benefit obligations. Due to the fact that the FASB has not yet determined the appropriate accounting treatment of this favorable development, the Company decided to defer recognition of any impact of this legislation until additional accounting guidance is available. Accordingly, the amounts recorded and disclosed in the Condensed Consolidated Financial Statements do not reflect any amounts related to the legislation. The Company does not believe the impact of this legislation on its obligation or its annual expense will be material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(11)	Earnings Per Share

The number of shares used to calculate basic loss per share for the three months ended March 31, 2004 and 2003 is based on the weighted average outstanding shares of Massey during the respective periods. The number of shares used to calculate diluted earnings per share is based on the number of shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by Massey employees and directors each period. In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities, excluding the impact of the redemption features of the 4.75% Convertible Senior Notes discussed below, in the amount of 0.8 million and 0.3 million, respectively, was excluded from the calculation of the diluted loss per common share in the three months ended March 31, 2004 and 2003, as such inclusion would result in antidilution.

The computations for basic and diluted loss per share are based on the following per share information:

In thousands	March 31, 2004	March 31, 2003
Weighted average shares of common stock outstanding:
Basic	74,946	74,531
Effect of stock options/restricted stock	—	—

Diluted	74,946	74,531

The Company’s 4.75% Convertible Senior Notes are convertible by holders into shares of Massey’s common stock during certain periods under certain circumstances. None of the 4.75% Convertible Senior Notes were eligible for conversion at March 31, 2004. If all of the notes outstanding at March 31, 2004 had been eligible and were converted, the Company would have needed to issue 6.8 million shares of common stock.

In addition, holders of the Company’s 4.75% Convertible Senior Notes may require Massey to purchase all or a portion of their 4.75% Convertible Senior Notes on May 15, 2009, May 15, 2013, and May 15, 2018. For purchases on May 15, 2013 or May 15, 2018, the Company may, at its option, choose to pay the purchase price in cash or in shares of Massey’s common stock or any combination thereof. As of March 31, 2004, assuming full repurchase of the 4.75% Convertible Senior Notes in common stock, the diluted shares would have increased by 6.0 million shares. See Note 14 for additional discussion of convertible securities.

(12)	Stock Plans

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded based on the quoted market price of the Company’s stock at the end of the period. The Company has implemented the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“Statement 123”). The Company has recognized no stock-based compensation expense related to stock options in the three months ended March 31, 2004 and 2003, as all options granted had an exercise price equal to market value of the underlying common stock on the date of the grant. If the Company had followed the fair value method under Statement 123 to account for stock based compensation for stock options, the amount of stock based compensation cost for stock options, net of related tax, which would have been recognized for each period and pro-forma net income for each period would have been as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

	Three months ended
$ In thousands, except per share	March 31, 2004	March 31, 2003
Net loss, as reported	$(2,183)	$(17,478)
Total stock-based employee compensation expense for stock options determined under Black-Scholes option pricing model	$(447)	$(513)

Pro forma net loss	$(2,630)	$(17,991)
Loss per share:
Basic and Diluted—as reported	$(0.03)	$(0.24)
Basic and Diluted—pro forma	$(0.04)	$(0.24)

(13)	Contingencies

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

On October 29, 1998, Harman and its sole shareholder, Hugh Caperton, filed an action against Massey and certain of its subsidiaries in the Circuit Court of Boone County, West Virginia, alleging that Massey and its subsidiaries tortiously interfered with Harman’s contract with Wellmore and, as a result, caused Harman to go out of business. On August 1, 2002, the jury awarded the plaintiffs $50 million in compensatory and punitive damages. On July 17, 2003, the Company was ordered to file a $55 million letter of credit with the trial court to secure the jury verdict, plus one year’s interest, which it filed on August 13, 2003. The Company is pursuing post-judgment remedies. Various motions filed in the trial court have been fully briefed and argued. Massey will appeal to the Supreme Court of Appeals of West Virginia, if necessary. The Company has accrued a liability with respect to this case of $25 million, excluding interest, included in Other current liabilities in the Condensed Consolidated Financial Statements, which it believes is a fair estimate of the eventual total payout in this case.

Martin County Impoundment Discharge

On October 11, 2000, a partial failure of the coal refuse impoundment at Martin County Coal Corporation, one of the Company’s subsidiaries, released approximately 230 million gallons of coal slurry into adjacent underground mine workings. The slurry then discharged into two tributary streams of the Big Sandy River in eastern Kentucky. No one was injured in the discharge. Clean up efforts began immediately and are complete with monitoring and reporting ongoing. Martin County Coal began processing coal again on April 2, 2001. The Company is continuing to seek approval from the applicable agencies for alternate refuse disposal options related to operations of Martin County Coal’s preparation plant. As of March 31, 2004, the Company had incurred a total of approximately $72.7 million of cleanup costs and other spill related costs, including claims, fines and other items, $67.4 million of which have been paid directly or reimbursed by insurance companies. The Company continues to seek insurance reimbursement of any and all covered costs.

Most of the claims, fines, penalties and lawsuits from the impoundment failure have been satisfied or settled. Remaining issues (none of which the Company considers material) include:

•	six law suits (one seeking class certification) in the Circuit Court of Martin County, Kentucky, asserting claims for personal injury, property and other damages, and seeking unquantified compensatory and punitive damages allegedly resulting from the incident;

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

West Virginia Trucking Litigation

In January 2003, Coal River Mountain Watch, an advocacy group representing local residents in the Counties of Boone, Raleigh and Kanawha, West Virginia, and other plaintiffs, filed 16 suits in the Circuit Court of Kanawha County, West Virginia against the Company and 12 subsidiaries. Plaintiffs alleged that the defendants illegally transport coal in overloaded trucks causing damage to state roads, interfering with the plaintiffs’ use and enjoyment of their properties and their right to use the public roads, and seek injunctive relief and unquantified compensatory and punitive damages. The Supreme Court of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Appeals of West Virginia referred the consolidated lawsuits and three similar lawsuits against other coal and transportation companies not involving the Company’s subsidiaries, to be handled by a mass litigation panel consisting of one circuit court judge in Lincoln County, West Virginia, pursuant to the Court’s mass litigation rules.

In March 2004, Denver Mitchell and other residents of Mingo County, West Virginia filed a similar lawsuit in the Circuit Court of Mingo County against the Company and three subsidiaries, raising similar claims and seeking similar relief. Although this case has not been referred to the mass litigation panel, the plaintiffs in all five trucking cases have requested that the cases be further consolidated, the scope of their claims be expanded statewide, claims be added against land-holding companies, and class action status be granted.

* * * * * * * *

The Company is involved in various other legal actions incidental to the conduct of its businesses. Management does not expect a material impact to its cash flows, results of operations or financial condition by reason of these actions.

(14)	Subsequent Events

2.25% Convertible Senior Note Issuance

On April 7, 2004, the Company closed a private placement sale under Rule 144A of the Securities Act of 1933, as amended, of $175 million of 2.25% convertible senior notes due April 1, 2024 (“2.25% Convertible Senior Notes”) resulting in net proceeds of approximately $169.8 million. The 2.25% Convertible Senior Notes are unsecured obligations ranking equally with all other unsecured senior indebtedness of the Company and are guaranteed by substantially all of Massey’s current and future subsidiaries. Interest on the 2.25% Convertible Senior Notes is payable on April 1 and October 1 of each year, beginning on October 1, 2004. The Company has agreed to file a registration statement on Form S-3 with the Securities and Exchange Commission to register the 2.25% Convertible Senior Notes for resale.

Holders of the 2.25% Convertible Senior Notes may require the Company to purchase all or a portion of their notes for cash on April 1, 2011, April 1, 2014, and April 1, 2019. In addition, the Company may redeem all or a portion of the 2.25% Convertible Senior Notes for cash at any time on or after April 6, 2011.

The 2.25% Convertible Senior Notes are convertible into shares of the Company’s common stock at a conversion rate of 29.7619 shares of common stock per $1,000 principal amount of 2.25% Convertible Senior Notes (subject to adjustment upon certain events) under the following circumstances: (1) if the price of our common stock issuable upon conversion reaches specified thresholds, (2) if the Company calls the 2.25% Convertible Senior Notes for redemption, (3) upon the occurrence of specified corporate transactions or (4) if the credit ratings assigned to the 2.25% Convertible Senior Notes decline below certain specified levels. Regarding the thresholds in (1) above, holders may convert each of their notes into shares of the Company’s common stock during any calendar quarter (and only during such calendar quarter) if the last reported sale price of Massey’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the conversion price per share of Massey’s common stock. The conversion price is $33.60 per share. None of the 2.25% Convertible Senior Notes are currently eligible for conversion. If all of the notes currently outstanding were eligible and were converted, the Company would need to issue 5.2 million shares of common stock.

The proceeds from the private placement sale of the 2.25% Convertible Senior Notes will be used for general corporate purposes, including the possible buyout of equipment lease obligations and repayment of outstanding indebtedness.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

FORWARD-LOOKING INFORMATION

From time to time, Massey makes certain comments and disclosures in reports and statements, including this report, or statements made by its officers, which may be forward-looking in nature. Examples include statements related to the Company’s future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding. These forward-looking statements could also involve, among other things, statements regarding the Company’s intent, belief or expectation with respect to:

(i)	the Company’s cash flows, results of operation or financial condition;

(ii)	the consummation of acquisition, disposition or financing transactions and the effect thereof on the Company’s business;

(iii)	governmental policies and regulatory actions;

(iv)	legal and administrative proceedings, settlements, investigations and claims;

(v)	weather conditions or catastrophic weather-related damage;

(vi)	the Company’s production capabilities;

(vii)	availability of transportation;

(viii)	market demand for coal, electricity and steel;

(ix)	competition;

(x)	the Company’s relationships with, and other conditions affecting, its customers;

(xi)	employee workforce factors;

(xii)	the Company’s assumptions concerning economically recoverable coal reserve estimates;

(xiii)	future economic or capital market conditions; and

(xiv)	the Company’s plans and objectives for future operations and expansion or consolidation.

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

The Company wishes to caution readers that forward-looking statements, including disclosures which use words such as the Company “believes,” “anticipates,” “expects,” “estimates” and similar statements, are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations. Any forward-looking statements should be considered in context with the various disclosures made by the Company about its businesses, including without limitation the risk factors more specifically described or referred to in Item 1. Business, under the heading “Business Risks,” in our Annual Report on Form 10-K for the year ended December 31, 2003.

AVAILABLE INFORMATION

Massey makes available free of charge on or through the Investor Relations page of its Internet website, www.masseyenergyco.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as Section 16 reports on Forms 3, 4 and 5, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Copies of the Company’s filings, and the Company’s Corporate Governance Guidelines, Code of Ethics and the charters of the Audit, Compensation, Executive, Governance and Nominating, and Public and Environmental Policy Committees, which are also available on the Company’s website, may be requested, at no cost, by telephone at (866) 814-6512 or by mail at: Massey Energy Company, 4 North 4th Street, Richmond, Virginia 23219, Attention: Investor Relations.

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

In the first quarter, shipments were negatively affected by delays in railroad service and reduced production at the Performance resource group’s Upper Big Branch longwall mine. This mine experienced a methane gas release that closed the mine for approximately three days and also encountered difficult cutting due to sandstone intrusions. Also, the Company moved its four longwalls to new panels, which negatively impacted first quarter production. These longwall moves are expected to result in more favorable operating conditions.

In recent months, demand for coal increased significantly due to a combination of conditions in the U.S. and worldwide that caused a shortage of certain grades of coal, with a particularly acute shortage of metallurgical grade coal. Although most of the Company’s production was committed in long-term sales contracts, in the first quarter Massey took limited advantage of this metallurgical coal shortage by shifting some production from the utility market to the export metallurgical market. These tons were replaced primarily by steam coal purchased at current market prices. The Company is also focused on increasing its capacity of surface mine utility grade coal to meet higher market demand by opening new surface mines and increasing its capital spending on new, highly productive surface mine equipment.

The Company reported an after-tax loss for the quarter ended March 31, 2004 of $2.2 million, or $0.03 per share, compared to an after-tax loss of $17.5 million, or $0.24 per share for the first quarter of 2003, which included a $7.9 million, or $0.11 per share, charge to record the cumulative effect of an accounting change. Excluding this charge, the Company reported an after-tax loss of $9.6 million, or $0.13 per share for the first quarter of 2003.

On January 20, 2004, the Company established an asset-based revolving credit facility that provides for borrowings of up to $130 million, depending on the level of eligible inventory and accounts receivable, and provides a $100 million sublimit for the issuance of letters of credit. At March 31, 2004, net availability under this facility was $69.1 million ($112.0 million available less $42.9 million of letters of credit issued under the sublimit). This facility replaced an existing $80 million undrawn accounts receivable securitization facility that was set to expire in July 2004. Subsequent to the quarter, the Company issued $175 million of 2.25% Convertible Senior Notes due April 1, 2024 in a private offering.

RESULTS OF OPERATIONS

Revenues

For the three months ended March 31, 2004, produced coal revenue increased 13 percent to $342.4 million compared with $303.0 million for the three months ended March 31, 2003. The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the first quarter of 2004 compared to the first quarter of 2003:

	Three months ended March 31,
(In millions, except per ton amounts)	2004	2003	Increase	% Increase
Produced tons sold:
Utility	6.5	6.5	—	—
Metallurgical	2.6	2.4	0.2	8.3%
Industrial	1.1	1.0	0.1	10.0%

Total	10.2	9.9	0.3	3.0%

Produced coal revenue per ton sold:
Utility	$30.50	$28.75	$1.75	6.1%
Metallurgical	41.17	35.16	6.01	17.1%
Industrial	35.04	33.18	1.86	5.6%

Total	$33.74	$30.74	$3.00	9.8%

The improvement in average per ton sales price is attributable to increased demand for all grades of coal in the U.S. and for metallurgical coal worldwide. The higher demand has resulted in shortages of certain coals, increasing the market prices of these coals. The Company was able to take limited advantage of this market situation during the first quarter, even though most of its coal was committed to customers prior to the rise in coal prices, by shifting some production from the utility market to the higher-priced export metallurgical market.

Freight and handling revenue increased $5.3 million, or 22 percent, to $29.3 million for the first quarter of 2004 compared with $24.0 million for the first quarter of 2003, due to an increase in tons sold over the comparable periods and more shipments to customers where freight and handling are paid by the Company.

Purchased coal revenue decreased $4.6 million, or 17 percent, to $22.4 million for the first quarter of 2004 from $27.0 million for the first quarter of 2003, due to a decrease in purchased tons sold from 0.7 million in the first quarter of 2003 to 0.6 million in the first quarter of 2004. Massey purchases varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, coal handling facility fees, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract buyout payments, and miscellaneous income, decreased to $11.0 million for the first quarter of 2004 from $20.0 million for the first quarter of 2003. The decrease was due to profits earned on several large customer contract buyouts that occurred in 2003, versus contract settlement losses experienced in the first quarter of 2004 related to the Company’s efforts to shift some production from the utility market to the export metallurgical market.

Costs

Cost of produced coal revenue increased approximately 4 percent to $284.2 million for the first quarter of 2004 from $272.7 million for the first quarter of 2003. Cost of produced coal revenue on a per ton of coal sold basis increased 1 percent in the first quarter of 2004 compared with the first quarter of 2003. This increase resulted from higher sales-related costs due to the increase in average realized prices, higher steel and explosives costs, and reduced yields in the processing of metallurgical coal. Tons produced in the first quarter of 2004 were 10.3 million compared to 10.4 million in the first quarter of 2003.

Freight and handling costs increased $5.3 million, or 22 percent, to $29.3 million for the first quarter of 2004 compared with $24.0 million for the first quarter of 2003, due to an increase in tons sold over the comparable periods.

Cost of purchased coal revenue decreased $4.3 million, or 16 percent, to $23.3 million for the first quarter of 2004 from $27.6 million for the first quarter of 2003, due to a decrease in purchased tons sold from 0.7 million in the first quarter of 2003 to 0.6 million in the first quarter of 2004.

Depreciation, depletion and amortization increased by 8 percent to $50.9 million in the first quarter of 2004 compared to $47.1 million for the first quarter of 2003, primarily due to an increased depreciable asset base in 2004 compared to 2003.

Selling, general and administrative expenses were $11.6 million for the first quarter of 2004 compared to $9.7 million for the first quarter of 2003. The increase was attributable to higher stock-based compensation accruals.

Other expense, which consists of costs associated with the generation of other revenue, such as costs to operate the coal handling facilities, gas wells, and other miscellaneous expenses, decreased $0.8 million from $3.2 million for the first quarter of 2003 to $2.4 million for the first quarter of 2004.

Interest

Interest expense increased to $12.6 million for the first quarter of 2004 compared with $9.2 million for the first quarter of 2003. The higher interest expense was primarily due to higher debt levels in 2004 compared to 2003. Additionally, the weighted average rate of interest on the Company’s outstanding borrowings increased to 5.4% as of March 31, 2004, compared to 4.0% as of March 31, 2003.

Income Taxes

Income tax benefit was $5.6 million for the first quarter of 2004 compared with $8.2 million for the first quarter of 2003. The tax rate for the first quarter of 2004 was favorably impacted by percentage depletion allowances and the closing of a prior period audit by the Internal Revenue Service.

Cumulative Effect of Accounting Change

Cumulative effect of accounting change was a charge of $7.9 million, net of tax of $5.0 million for the first quarter of 2003 related to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” as required, effective January 1, 2003. See Note 3 of Notes to Condensed Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, our available liquidity was $200.7 million, including cash and cash equivalents of $131.6 million and $69.1 million availability under our asset-based revolving credit facility. The total debt-to-book capitalization ratio was 51.9 percent at March 31, 2004.

The Company’s debt was comprised of the following:

$ In thousands	March 31, 2004	December 31, 2003
6.625% senior notes due 2010	$360,000	$360,000
6.95% senior notes due 2007	283,000	283,000
4.75% convertible senior notes due 2023	132,000	132,000
Capital lease obligations	39,664	16,254
Fair value hedge valuation	4,067	(3,213)

Total debt	818,731	788,041
Amounts due within one year	(14,405)	(3,714)

Total long-term debt	$804,326	$784,327

On January 20, 2004, the Company entered into a new asset-based revolving credit facility, secured by its inventory, accounts receivable and most other intangible assets. This new facility provides the Company with increased liquidity and letter of credit capacity. The facility provides for borrowings of up to $130 million, depending on the level of eligible inventory and accounts receivable, and provides a $100 million sublimit for the issuance of letters of credit. This facility replaced the Company’s prior undrawn $80 million accounts receivable-based financing program that was set to expire in July 2004. At March 31, 2004, net availability under this facility was $69.1 million ($112.0 million available less $42.9 million of letters of credit issued under the sublimit). The credit facility has a five-year term ending in January 2009.

On April 7, 2004, the Company closed a private placement sale under Rule 144A of the Securities Act of 1933, as amended, of $175 million of 2.25% Convertible Senior Notes due 2024 resulting in net proceeds of approximately $169.8 million. For further information on these notes, please see Note 14 of Notes to Condensed Consolidated Financial Statements.

Net cash provided by operating activities was $104.4 million for the first quarter of 2004 compared to net cash utilized by operating activities of $32.9 million for the first quarter of 2003. Cash provided (utilized) by operating activities reflects net losses adjusted for non-cash charges and changes in working capital requirements. In the first quarter of 2004, $36.6 million of cash previously on deposit to collateralize letters of credit was released upon the closing of the new asset-based revolving credit facility. In the first quarter of 2003, $13.8 million was placed on deposit to collateralize letters of credit. Changes in these deposits are included in changes in operating assets and liabilities.

Net cash utilized by investing activities was $75.2 million and $13.0 million for the first quarters of 2004 and 2003, respectively. The cash used in investing activities reflects capital expenditures in the amount of $81.3 million and $17.3 million for the first quarters of 2004 and 2003, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, and projects to improve the efficiency of mining operations. In addition to the cash spent on capital expenditures, during the first quarter of 2003, we leased $5.6 million of mining equipment through operating leases. Additionally, the first quarters of 2004 and 2003 included $6.2 million and $4.2 million, respectively, of proceeds provided by the sale of assets.

Financing activities primarily reflect changes in debt levels for the first quarter of 2004 and 2003, as well as the exercising of stock options and payments of dividends. Net cash provided by financing activities was $13.6 million and $47.5 million for the first quarter of 2004 and 2003, respectively. The decrease is primarily due to cash provided by $42.2 million of receivables-based financing, net, during the first quarter of 2003. During the first quarter of 2004, the Company generated $15.0 million from a sale-leaseback (capital lease) transaction of certain mining equipment, compared to $11.1 million of sale-leasebacks (operating leases) in the first quarter of 2003. In addition, during the first quarter of 2004, the Company entered into $10.3 million of capital leases for mining equipment.

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

The following is a summary of certain of the Company’s significant contractual obligations as of March 31, 2004, after giving effect to the issuance of the 2.25% Convertible Senior Notes. Please refer to Liquidity and Capital Resources within Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Annual Report on Form 10-K for the year ended December 31, 2003, for a more complete discussion of our significant contractual obligations.

	Payments Due by Years
In thousands	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt (1)	$1,387,774	$44,281	$379,004	$61,155	$903,334
Operating lease obligations	125,672	50,938	66,757	7,377	600
Capital lease obligations (2)	43,875	16,036	18,689	3,464	5,686

Total obligations	$1,557,321	$111,255	$464,450	$71,996	$909,620

(1)	Long-term debt obligations reflect the future interest and principal payments of the Company’s fixed rate senior unsecured notes outstanding as of March 31, 2004, after giving effect to the issuance of the 2.25% Convertible Senior Notes. These amounts also include the estimated net interest payments related to the interest rate swap covering a notional amount of debt of $240 million. Under the interest rate swap, the Company receives interest payments at a fixed rate of 6.625% and pays a variable rate that is based on six-month LIBOR plus 216 basis points. The Company has estimated the variable rate based on the LIBOR forward curve as of March 31, 2004.
(2)	Capital lease obligations include the amount of imputed interest over the terms of the leases.

CERTAIN TRENDS AND UNCERTAINTIES

Please refer to Certain Trends and Uncertainties of the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of the Annual Report on Form 10-K for the year ended December 31, 2003, for a discussion of certain risk factors, which may impact our business.

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

The Company uses surety bonds to secure reclamation, workers’ compensation, wage payments, and other miscellaneous obligations. As of March 31, 2004 the Company had $277.0 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $247.7 million, workers’ compensation bonds of $10.0 million, wage payment and collection bonds of $8.8 million, and other miscellaneous obligation bonds of $10.5 million. Since 2001, surety bond costs have increased and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable or uneconomic, the Company will seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

From time to time the Company uses bank letters of credit to secure its obligations for worker’s compensation programs, various insurance contracts and other obligations. Issuing banks currently require that such letters of credit be secured by funds deposited into restricted accounts pledged to the banks under reimbursement agreements or be issued under our asset-based revolving credit facility. At March 31, 2004, the Company had $143.9 million of letters of credit outstanding, of which $100 million was collateralized by $105.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks, and $42.9 million was issued under the Company’s asset-based revolving credit facility discussed above. No claims were outstanding against those letters of credit as of March 31, 2004.

OUTLOOK

The combination of high natural gas prices, an improving U.S. economy, strong economic growth in China, the weak U.S. dollar, higher ocean freight rates and limited coal supply from Central Appalachia has contributed to a marked improvement in the coal industry environment. Demand for steam and metallurgical grade coals in both the domestic and export markets has been strong and is expected to remain strong, supporting coal prices. Massey’s 2004 production is virtually committed, with produced coal revenue per ton sold expected to average between $35.50 and $36.50 for the full year, compared to $30.79 for the full year 2003. The Company currently projects produced coal sales of 45 to 47 million tons in 2004, subject to railcar availability. Current market prices should enable contracts to be negotiated at higher levels for future years, as existing contracts expire. The Company expects basic earnings per share of $0.15 to $0.35 for the second quarter of 2004. The Company currently projects capital spending for 2004 to be between $200 million and $220 million, excluding buyouts of existing operating leases.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended March 31, 2004 are not necessarily indicative of results that can be expected for the full year. Please refer to the Critical Accounting Estimates and Assumptions of the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of the Annual Report on Form 10-K for the year ended December 31, 2003, for a discussion of our critical accounting estimates and assumptions.

OTHER ACCOUNTING DEVELOPMENTS

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, historical practice in extractive industries has been to classify leased mineral rights as tangible assets, which is consistent with the balance sheet classification of mining properties owned in fee. The Company and others in extractive industries have historically taken the position that rights under such long-term mineral leases are the functional equivalent of fee ownership of the underlying coal because the lessee has the exclusive right to extract the coal during the term of the lease and owns the extracted coal in fee. SFAS No. 141, “Business Combinations” (“Statement 141”), provides leased mineral rights as an example of a contract-based intangible asset that should be considered for separate classification as the result of a business combination. Due to the potential for inconsistencies in applying the provisions of Statement 141 (and SFAS No. 142, “Goodwill and Other Intangible Assets”) in the extractive industries as they relate to mineral interests controlled by other than fee ownership, the Emerging Issues Task Force (the “EITF”) of the Financial Accounting Standards Board discussed this issue in its March 18, 2004 meeting. The EITF reached a consensus that mineral lease rights are tangible assets, and the FASB has issued a proposed Staff Position that would amend Statements 141 and 142 to reflect this consensus. The approval of this FASB Staff Position would have no impact on the way the Company currently classifies leased mineral rights in its consolidated balance sheet.

Item 3: QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

Please refer to Item 3, “Quantitative and Qualitative Discussions About Market Risk,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, for a discussion of certain market risk factors, which may impact our business.

Item 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The following describes material developments in legal proceedings affecting us, as previously described in Item 3, “Legal Proceedings,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as they relate to the fiscal quarter ended March 31, 2004. Certain information responsive to this Item 1 is contained in Note 13, “Contingencies,” of the Notes to the Condensed Consolidated Financial Statements in this report and is incorporated herein by reference.

WVDEP Litigation

On April 1, 2004, the West Virginia Department of Environmental Protection brought suit against two Massey subsidiaries, Bandmill Coal Corporation (“Bandmill”) and Independence Coal Company (“Independence”) in the Circuit Courts of Logan County and Boone County, West Virginia, respectively. The suits allege various violations of waste and clean water laws for Bandmill (primarily in 2001 and 2002) and Independence (primarily in 2003 and 2004) and seek unspecified amounts in fines as well as injunctive relief to compel compliance. Bandmill and Independence believe that compliance has been achieved for these violations and will defend the suits vigorously.

Item 2. Changes in Securities, Uses of Proceeds and Issuer Repurchases of Equity Securities

On April 7, 2004, the Company closed a private placement sale under Rule 144A of the Securities Act of 1933, as amended, of $175 million of 2.25% convertible senior notes due April 1, 2024, resulting in net proceeds of approximately $169.8 million. The 2.25% Convertible Senior Notes are convertible into shares of the Company’s common stock at a conversion rate of 29.7619 shares of common stock per $1,000 principal amount of 2.25% Convertible Senior Notes (subject to adjustment upon certain events) under the following circumstances: (1) if the price of our common stock issuable upon conversion reaches specified thresholds, (2) if the Company calls the 2.25% Convertible Senior Notes for redemption, (3) upon the occurrence of specified corporate transactions or (4) if the credit ratings assigned to the 2.25% Convertible Senior Notes decline below certain specified levels. Regarding the thresholds in (1) above, holders may convert each of their notes into shares of the Company’s common stock during any calendar quarter (and only during such calendar quarter) if the last reported sale price of Massey’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the conversion price per share of Massey’s common stock. The conversion price is $33.60 per share. The Company has agreed to file a registration statement on Form S-3 with the SEC to register the 2.25% Convertible Senior Notes for resale.

The proceeds from the private placement sale of the 2.25% Convertible Senior Notes will be used for general corporate purposes, including the possible buyout of equipment lease obligations and repayment of outstanding indebtedness.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

Current Report on Form 8-K under Item 5 filed with the SEC on January 30, 2004 (containing a press release reporting the closing of its $130 million asset based revolving credit facility).

Current Report on Form 8-K under Item 12 furnished with the SEC on January 30, 2004 (containing a press release announcing its fourth quarter and year end 2003 earnings).

Current Report on Form 8-K under Item 5 filed with the SEC on March 31, 2004 (containing a press release reporting a proposed private offering of $150.0 million aggregate principal amount of Convertible Senior Notes due 2024 (plus an additional $25.0 million aggregate principal amount subject to the option of the initial purchasers)).

Current Report on Form 8-K under Item 5 filed with the SEC on April 2, 2004 (containing a press release reporting the pricing of its private offering of $150.0 million aggregate principal amount of 2.25% Convertible Senior Notes due April 1, 2024 (plus an additional $25.0 million aggregate principal amount subject to the option of the initial purchasers)).

Current Report on Form 8-K under Item 5 filed with the SEC on April 8, 2004 (containing a press release reporting the closing of its private offering of $175.0 million aggregate principal amount of 2.25% Convertible Senior Notes due April 1, 2024).

Current Report on Form 8-K under Item 12 furnished with the SEC on April 22, 2004 (containing a press release announcing its first quarter earnings for the quarter ended March 31, 2004).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY
(Registrant)

Date: May 7, 2004	/s/ B. F. Phillips, Jr.
B. F. Phillips, Jr.,
Senior Vice President and
Chief Financial Officer

/s/ E. B. Tolbert
E. B. Tolbert, Controller