Form 10-Q
period 2004-06-30
MASSEY ENERGY CO
filed 2004-08-09
CIK 37748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 30, 2004, there were 75,887,156 shares of common stock, $0.625 par value, outstanding.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2004

PART I: FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS	2004	2003	2004	2003
Revenues
Produced coal revenue	$386,747	$325,352	$729,182	$628,314
Freight and handling revenue	35,662	22,563	65,004	46,608
Purchased coal revenue	20,220	26,571	42,584	53,524
Other revenue	17,815	18,917	28,841	39,524

Total revenues	460,444	393,403	865,611	767,970
Costs and expenses
Cost of produced coal revenue	302,060	283,025	586,239	555,712
Freight and handling costs	35,662	22,563	65,004	46,608
Cost of purchased coal revenue	20,405	26,623	43,750	54,230
Depreciation, depletion and amortization applicable to:
Cost of produced coal revenue	51,464	46,365	101,310	92,292
Selling, general and administrative	1,018	1,140	2,083	2,271
Selling, general and administrative	17,709	8,043	29,341	17,749
Other expense	3,309	2,333	5,739	5,564

Total costs and expenses	431,627	390,092	833,466	774,426

Income (Loss) before interest and taxes	28,817	3,311	32,145	(6,456)

Interest income	1,630	950	3,118	2,192
Interest expense	(19,724)	(9,847)	(32,300)	(19,085)

Income (Loss) before taxes	10,723	(5,586)	2,963	(23,349)
Income tax benefit	1,876	3,389	7,453	11,554

Income (Loss) before cumulative effect of accounting change	12,599	(2,197)	10,416	(11,795)
Cumulative effect of accounting change, net of tax of $5.0 million	—	—	—	(7,880)

Net income (loss)	$12,599	$(2,197)	$10,416	$(19,675)

Income (Loss) per share - Basic (Note 10)
Income (Loss) before cumulative effect of change in accounting principle	$0.17	$(0.03)	$0.14	$(0.16)
Cumulative effect of change in accounting principle	—	—	—	(0.11)

Net income (loss)	$0.17	$(0.03)	$0.14	$(0.27)

Income (Loss) per share - Diluted (Note 10)
Income (Loss) before cumulative effect of change in accounting principle	$0.16	$(0.03)	$0.14	$(0.16)
Cumulative effect of change in accounting principle	—	—	—	(0.11)

Net income (loss)	$0.16	$(0.03)	$0.14	$(0.27)

Shares used to calculate loss per share (Note 10)
Basic	75,164	74,550	75,055	74,540

Diluted	82,903	74,550	75,936	74,540

Dividends declared per share	$0.04	$0.04	$0.08	$0.08

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

$ IN THOUSANDS	JUNE 30, 2004	DECEMBER 31, 2003*
ASSETS

Current Assets
Cash and cash equivalents	$224,399	$88,753
Trade and other accounts receivable, less allowance of $8,193 and $8,350, respectively	148,334	152,607
Inventories	227,152	206,616
Deferred taxes	12,783	12,783
Income taxes receivable	21,026	15,715
Other current assets	175,441	226,048

Total current assets	809,135	702,522

Property, Plant and Equipment, Net	1,574,535	1,480,187
Other Noncurrent Assets
Pension assets	61,687	64,748
Other	146,920	129,281

Total other noncurrent assets	208,607	194,029

Total assets	$2,592,277	$2,376,738

*	Amounts at December 31, 2003 have been derived from audited financial statements.

(Continued On Next Page)

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

$ IN THOUSANDS	JUNE 30, 2004	DECEMBER 31, 2003*
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable, principally trade and bank overdrafts	$118,357	$109,418
Current portion of capital lease obligations	24,048	3,714
Payroll and employee benefits	35,364	26,374
Other current liabilities	143,614	119,768

Total current liabilities	321,383	259,274
Noncurrent Liabilities
Long-term debt	908,243	784,327
Deferred taxes	223,296	227,105
Other noncurrent liabilities	368,870	347,076

Total noncurrent liabilities	1,500,409	1,358,508
Stockholders’ Equity
Capital Stock
Preferred – authorized 20,000,000 shares without par value; none issued	—	—
Common – authorized 150,000,000 shares of $0.625 par value; issued and outstanding – 75,886,432 and 75,508,359 shares at June 30, 2004 and December 31, 2003, respectively	47,429	47,193
Additional capital	30,076	24,270
Unamortized executive stock plan expense	(5,131)	(6,219)
Retained earnings	698,111	693,712

Total stockholders’ equity	770,485	758,956

Total liabilities and stockholders’ equity	$2,592,277	$2,376,738

*	Amounts at December 31, 2003 have been derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	SIX MONTHS ENDED JUNE 30,
$ IN THOUSANDS	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,416	$(19,675)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	7,880
Depreciation, depletion and amortization	103,393	94,563
Deferred taxes	(2,603)	9,468
(Gain) Loss on disposal of assets	(4,736)	765
Loss (Gain) on repurchase of senior notes	1,128	(615)
Changes in operating assets and liabilities	67,386	(89,556)

Cash provided by operating activities	174,984	2,830

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(171,121)	(51,585)
Proceeds from sale of assets	17,751	8,708

Cash utilized by investing activities	(153,370)	(42,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in short-term debt, net	—	(133,545)
Repurchase of senior notes	(62,858)	(2,385)
Repayment of capital lease obligations	(7,103)	—
Increase in receivables-based financing, net	—	57,823
Proceeds from issuance of convertible senior notes	170,275	128,040
Proceeds from sale and leaseback of equipment	15,000	17,960
Dividends paid	(6,017)	(5,966)
Stock options exercised	4,735	324

Cash provided by financing activities	114,032	62,251

Increase in cash and cash equivalents	135,646	22,204
Cash and cash equivalents at beginning of period	88,753	2,725

Cash and cash equivalents at end of period	$224,399	$24,929

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	General

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Annual Report on Form 10-K of Massey Energy Company (“Massey” or the “Company”) for the year ended December 31, 2003. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended June 30, 2004 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2004.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals), which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at June 30, 2004 and December 31, 2003, and its consolidated results of operations and cash flows for the six months ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

The condensed consolidated financial statements include the accounts of Massey, its wholly owned and sole, direct operating subsidiary A.T. Massey Coal Company, Inc. (“A.T. Massey”) and A.T. Massey’s wholly owned subsidiaries. Massey has no separate independent operations. A.T. Massey fully and unconditionally guarantees the Company’s obligations under the 6.95% senior notes due 2007 (the “6.95% Senior Notes”), the 6.625% senior notes due 2010 (the “6.625% Senior Notes”), the 4.75% convertible senior notes due 2023 (the “4.75% Convertible Senior Notes”) and the 2.25% convertible senior notes due 2024 (the “2.25% Convertible Senior Notes”). In addition, the 6.625% Senior Notes and the 2.25% Convertible Notes are guaranteed by substantially all of the Company’s indirect operating subsidiaries. The subsidiaries not providing a guarantee of the 6.625% Senior Notes and the 2.25% Convertible Notes are minor (as defined under SEC Rule 3-10(h)(6) of Regulation S-X). See Note 6 for a more complete discussion of debt.

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

The cumulative effect of the change on prior years resulted in a charge to income in 2003 of $7.9 million, net of income taxes of $5.0 million ($0.11 per share). The pro forma effect of the application of Statement 143 as if the Statement had been applied retroactively is presented below:

Six Months Ended June 30, 2003
(In Thousands)
Net income (loss), as reported	$(19,675)
Pro forma net income (loss)	$(11,795)
Income (Loss) per share:
Basic—as reported	$(0.27)
Basic—pro forma	$(0.16)
Diluted—as reported	$(0.27)
Diluted—pro forma	$(0.16)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The following table describes all changes to the Company’s reclamation liability:

	Six months ended June 30,
	2004	2003
	(In Thousands)
Reclamation liability at beginning of period	$105,759	$115,038
Cumulative effect	—	(13,124)
Accretion expense	4,140	3,932
Liability incurred	2,959	1,490
Revisions in estimated cash flows	25	(950)
Payments	(2,742)	(6,431)

Reclamation liability at end of period	110,141	99,955
Amount included in Other current liabilities	(11,513)	(12,707)

Total noncurrent liability	$98,628	$87,248

(3)	Inventories

Inventories are comprised of:

	June 30, 2004	December 31, 2003
	(In Thousands)
Saleable coal	$61,274	$65,844
Raw coal	58,664	47,691
Work in process	77,170	63,073

Subtotal coal inventory	197,108	176,608
Supplies inventories	30,044	30,008

Total inventory	$227,152	$206,616

Saleable coal represents coal ready for sale, including inventories designated for customer facilities under consignment arrangements of $29.1 million and $44.8 million at June 30, 2004 and December 31, 2003, respectively. Raw coal represents coal that generally requires further processing prior to shipment to the customer. Work in process consists of the costs incurred to remove overburden above an unmined coal seam as part of the surface mining process.

(4)	Other Current Assets

Other current assets are comprised of the following:

	June 30, 2004	December 31, 2003
	(In Thousands)
Deposits	$115,139	$147,782
Longwall panel costs	41,055	44,174
Other	19,247	34,092

Total other current assets	$175,441	$226,048

Deposits at June 30, 2004 and December 31, 2003, include $105.0 million and $141.6 million, respectively, of funds pledged as collateral to support outstanding letters of credit (see Note 6 for further discussion).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(5)	Property, Plant and Equipment, Net

Property, plant and equipment, net is comprised of:

	June 30, 2004	December 31, 2003
	(In Thousands)
Property, plant and equipment, at cost	$2,959,410	$2,865,365
Accumulated depreciation, depletion and amortization	(1,384,875)	(1,385,178)

Property, plant and equipment, net	$1,574,535	$1,480,187

(6)	Debt

The Company’s debt is comprised of the following:

	June 30, 2004	December 31, 2003
	(In Thousands)
6.625% senior notes due 2010	$335,000	$360,000
6.95% senior notes due 2007	246,655	283,000
2.25% convertible senior notes due 2024	175,000	—
4.75% convertible senior notes due 2023	132,000	132,000
Capital lease obligations	51,475	16,254
Fair value hedge valuation	(7,839)	(3,213)

Total debt	932,291	788,041
Amounts due within one year	(24,048)	(3,714)

Total long-term debt	$908,243	$784,327

The weighted average effective interest rate of the outstanding borrowings was 4.8% and 5.4% at June 30, 2004 and December 31, 2003, respectively, after giving effect to the interest rate swap (see discussion of fair value hedge below). At June 30, 2004, the Company’s available liquidity was $286.0 million, including cash and cash equivalents of $224.4 million and $61.6 million availability on its asset-based revolving credit facility.

2.25% Convertible Senior Note Issuance

On April 7, 2004, the Company issued $175 million of the 2.25% Convertible Senior Notes resulting in net proceeds of approximately $169.8 million, after post-closing costs. The 2.25% Convertible Senior Notes are unsecured obligations ranking equally with all other unsecured senior indebtedness of the Company and are guaranteed by substantially all of Massey’s current and future wholly owned subsidiaries. Interest on the 2.25% Convertible Senior Notes is payable on April 1 and October 1 of each year, beginning on October 1, 2004. The Company has registered the 2.25% Convertible Senior Notes with the Securities and Exchange Commission for resale.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Regarding the thresholds in (1) above, holders may convert each of their notes into shares of the Company’s common stock during any calendar quarter (and only during such calendar quarter) if the last reported sale price of Massey’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the conversion price per share of Massey’s common stock. The conversion price is $33.60 per share. None of the 2.25% Convertible Senior Notes are currently eligible for conversion. As of June 30, 2004, if all of the notes outstanding were eligible and were converted, the Company would need to issue 5.2 million shares of common stock.

The proceeds from the private placement sale of the 2.25% Convertible Senior Notes were used for general corporate purposes, including the buyout of equipment lease obligations and repayment of outstanding indebtedness.

Senior Note Repurchases

During the second quarter of 2004, the Company made several open-market purchases, retiring a total principal amount of $36.3 million of the 6.95% Senior Notes and $25.0 million of the 6.625% Senior Notes at a cost of $37.9 million and $25.0 million, respectively, including accrued interest. A net loss of $1.1 million related to these repurchases was recognized in the second quarter of 2004 and is shown in the Condensed Consolidated Financial Statements of Income in Other expense.

Capital Leases

During the first six months of 2004, the Company generated $15.0 million of cash from a sale-leaseback (capital lease) transaction of certain mining equipment, compared to $18.0 million of cash from sale-leasebacks (operating leases) in the first six months of 2003. During the first six months of 2004, the Company also entered into an additional $27.3 million of capital leases for mining equipment. The leases are for periods ranging from approximately 2 to 3 years with no residual value guarantee.

Fair Value Hedge

On November 10, 2003, the Company entered into a fixed interest rate to floating interest rate swap agreement with a highly rated financial institution covering a notional amount of debt of $240 million. The Company designated this swap as a fair value hedge of a portion of its 6.625% Senior Notes. The fair value estimate is based on the cost that would be incurred to terminate the contract. The Company would have paid $7.8 million and $3.2 million to terminate the interest rate swap contract in place as of June 30, 2004 and December 31, 2003, respectively. The fair value of the swap is recorded in Other noncurrent liabilities. To the extent the fair value of the swap obligation is above a $20 million threshold, the Company will be required to post collateral to cover the amount of liability that exceeds the threshold. The threshold amount will vary depending on the Company’s unsecured debt credit rating as determined by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services.

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

The Company uses surety bonds to secure reclamation, workers’ compensation, wage payments, and other miscellaneous obligations. As of June 30, 2004, the Company had $273.6 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $245.7 million, workers’ compensation bonds of $8.0 million, wage payment and collection bonds of $9.3 million, and other miscellaneous obligation bonds of $10.6 million. To the extent that surety bonds become unavailable or uneconomic, the Company will seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

From time to time the Company uses bank letters of credit to secure its obligations for worker’s compensation programs, various insurance contracts and other obligations. Issuing banks currently require that such letters of credit be secured by funds deposited into restricted accounts pledged to the banks under reimbursement agreements or be issued under the Company’s asset-based revolving credit facility. At June 30, 2004, the Company had $142.9 million of letters of credit outstanding, of which $100.0 million was collateralized by $105.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks, and $41.9 million was issued under the Company’s asset-based lending arrangement. No claims were outstanding against those letters of credit as of June 30, 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(7)	Pension Expense

Net periodic pension expense for both the Company’s qualified defined benefit pension plan and nonqualified supplemental benefit pension plan includes the following components:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In Thousands)
Service cost	$1,915	$2,868	$4,017	$5,736
Interest cost	2,994	2,821	6,061	5,641
Expected return on plan assets	(4,239)	(3,615)	(8,483)	(7,230)
Recognized loss	768	1,184	1,574	2,369
Amortization of prior service cost	(13)	33	20	67

Net periodic pension expense	$1,425	$3,291	$3,189	$6,583

No company contributions were made in the three months and six months ended June 30, 2004 or in the three months and six months ended June 30, 2003 for the qualified defined benefit pension plan as all benefits were paid through plan assets; however, the company paid benefit payments to participants for the nonqualified supplemental benefit pension plan of $0.01 million for the three months ended June 30, 2004 and 2003, and $0.02 million for the six months ended June 30, 2004 and 2003. No company contributions are expected to be made into the qualified defined benefit pension plan during 2004.

(8)	Black Lung and Workers’ Compensation Expense

Expenses for black lung benefits and workers’ compensation related benefits include the following components:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In Thousands)
Self - insured black lung benefits
Service cost	$735	$746	$1,667	$1,491
Interest cost	1,000	904	1,943	1,808
Amortization of actuarial gain	(84)	(400)	(231)	(800)

Subtotal self-insured black lung benefits expense	1,651	1,250	3,379	2,499
Other workers’ compensation benefits	9,937	7,161	19,697	14,550

Total black lung and workers’ compensation expense	$11,588	$8,411	$23,076	$17,049

Payments for benefits, premiums and other costs related to black lung and workers’ compensation liabilities were $9.5 million and $8.4 million, for the three months ended June 30, 2004 and 2003, respectively, and were $18.1 million and $16.5 million for the six months ended June 30, 2004 and 2003, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(9)	Other Postretirement Benefits Expense

Net periodic postretirement benefit cost includes the following components:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In Thousands)
Service cost	$1,183	$1,241	$2,481	$2,482
Interest cost	2,207	1,906	4,231	3,812
Recognized loss	814	466	1,426	932
Amortization of prior service cost	(172)	(102)	(343)	(204)

Net periodic postretirement benefit cost	$4,032	$3,511	$7,795	$7,022

Payments for benefits related to postretirement benefit cost were $1.3 million and $0.8 million, for the three months ended June 30, 2004 and 2003, respectively, and were $2.8 million and $1.6 million, for the six months ended June 30, 2004 and 2003, respectively.

On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. On January 12, 2004, the FASB issued Staff Position No. FAS 106-1 “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). As permitted by FSP 106-1, the Company elected to defer accounting for the effects of the Act until further guidance was issued and effective. On May 19, 2004, the FASB issued Staff Position No. FAS 106-2 (“FSP 106-2”) which superceded FSP 106-1. FSP 106-2 is effective for the Company in its third quarter of 2004. FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. Neither the Company’s accumulated postretirement benefit obligation (“APBO”), nor its net periodic postretirement benefit cost reflect any amount associated with the subsidy because the Company has not yet concluded whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

(10)	Earnings Per Share

The number of shares used to calculate basic earnings per share for the three months and six months ended June 30, 2004 and 2003 is based on the weighted average outstanding shares of Massey during the respective periods. The number of shares used to calculate diluted earnings per share is based on the number of shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by Massey employees and directors each period and debt securities currently convertible into common stock. In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities in the amount of 3.4 million, 0.4 million and 0.3 million, respectively, was excluded from the calculation of the diluted earnings (loss) per common share in the six months ended June 30, 2004, and the three months and six months ended June 30, 2003, as such inclusion would result in antidilution.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The computations for basic and diluted loss per share are based on the following per share information:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In Thousands)
Numerator:
Income (loss) before cumulative effect of accounting change	$12,599	$(2,197)	$10,416	$(11,795)
Cumulative effect of accounting change	—	—	—	(7,880)

Net income (loss) – numerator for basic	12,599	(2,197)	10,416	(19,675)

Effect of conversion of 4.75% Convertible Senior Notes	1,016	—	—	—

Adjusted net income (loss) – numerator for diluted	$13,615	$(2,197)	$10,416	$(19,675)

Denominator:
Weighted average shares – denominator for basic	75,164	74,550	75,055	74,540
Effect of stock options/restricted stock	931	—	881	—
Effect of conversion of 4.75% Convertible Senior Notes	6,808	—	—	—

Adjusted weighted average shares – denominator for diluted	82,903	74,550	75,936	74,540

Income (loss) per share:
Basic:
Before cumulative effect of accounting change	$0.17	$(0.03)	$0.14	$(0.16)
Cumulative effect of accounting change	—	—	—	(0.11)

Net income (loss)	$0.17	$(0.03)	$0.14	$(0.27)

Diluted:
Before cumulative effect of accounting change	$0.16	$(0.03)	$0.14	$(0.16)
Cumulative effect of accounting change	—	—	—	(0.11)

Net income (loss)	$0.16	$(0.03)	$0.14	$(0.27)

The Company’s 4.75% Convertible Senior Notes are convertible by holders into shares of Massey’s common stock during certain periods under certain circumstances. As of June 30, 2004, the price of Massey’s common stock had reached the specified threshold for conversion. Consequently, the 4.75% Convertible Senior Notes are convertible until September 30, 2004, the last day of the Company’s third quarter. The 4.75% Convertible Senior Notes may be convertible beyond this date if the specified threshold for conversion is met in subsequent quarters.

The Company’s 2.25% Convertible Senior Notes are convertible by holders into shares of Massey’s common stock during certain periods under certain circumstances. None of the 2.25% Convertible Senior Notes were eligible for conversion at June 30, 2004. If all of the 2.25% Convertible Senior Notes outstanding at June 30, 2004 had been eligible and were converted, the Company would have been required to issue 5.2 million shares of common stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(11)	Stock Plans

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded based on the quoted market price of the Company’s stock at the end of the period. The Company has implemented the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“Statement 123”). The Company has recognized no stock-based compensation expense related to stock options in the three months and six months ended June 30, 2004 and 2003, as all options granted had an exercise price equal to market value of the underlying common stock on the date of the grant. If the Company had followed the fair value method under Statement 123 to account for stock based compensation for stock options, the amount of stock based compensation cost for stock options, net of related tax, which would have been recognized for each period and pro-forma net income for each period would have been as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Amounts)
Net income (loss), as reported	$12,599	$(2,197)	$10,416	$(19,675)
Total stock-based employee compensation expense for stock options determined under Black-Scholes option pricing model	(447)	(521)	(895)	(1,035)

Pro forma net income (loss)	$12,152	$(2,718)	$9,521	$(20,710)

Income (Loss) per share:
Basic—as reported	$0.17	$(0.03)	$0.14	$(0.27)
Basic—pro forma	$0.16	$(0.04)	$0.13	$(0.28)
Diluted—as reported	$0.16	$(0.03)	$0.14	$(0.27)
Diluted—pro forma	$0.15	$(0.04)	$0.13	$(0.28)

(12)	Contingencies

Harman Case

On July 31, 1997, the Company acquired United Coal Company and its subsidiary, Wellmore Coal Corporation (“Wellmore”). Wellmore was party to a coal supply agreement (the “CSA”) with Harman Mining Corporation and certain of its affiliates (“Harman”), pursuant to which Harman sold coal to Wellmore. In December 1997, Wellmore declared force majeure under the CSA and reduced the amount of coal to be purchased from Harman, because Wellmore’s major customer for the coal purchased under the CSA was forced to close its Pittsburgh, Pennsylvania coke plant due to regulatory action. The Company subsequently sold Wellmore, but retained responsibility for any claims relating to this declaration of force majeure.

On October 29, 1998, Harman and its sole shareholder Hugh Caperton filed an action against Massey and certain of its subsidiaries in the Circuit Court of Boone County, West Virginia, alleging that Massey and its subsidiaries tortiously interfered with Harman’s contract with Wellmore, thereby causing Harman to go out of business. On August 1, 2002, the jury awarded the plaintiffs $50 million in compensatory and punitive damages. On July 17, 2003, the Court ordered the Company to post a $55 million letter of credit to secure the jury verdict and interest. On June 30, 2004, the Court denied the Company’s motion to eliminate or reduce punitive damages. The Company awaits rulings on its August 29, 2002, motions for elimination or reduction in the verdict and a new trial. Massey will appeal to the Supreme Court of Appeals of West Virginia, if necessary. During the second quarter, the Company reassessed its potential liability from this case in light of the judge’s denial of eliminating or reducing punitive damages and increased its accrued liability to $33.4 million, including $5.4 million of interest. This accrued liability is included in Other current liabilities in the Condensed Consolidated Financial Statements. The Company believes this accrual is a fair estimate of the eventual total payout in this case.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Martin County Impoundment Discharge

On October 11, 2000, a partial failure of the coal refuse impoundment at Martin County Coal Corporation, one of the Company’s subsidiaries, released approximately 230 million gallons of coal slurry into two tributary streams of the Big Sandy River in eastern Kentucky. As of June 30, 2004, the Company had incurred a total of approximately $75.3 million of cleanup costs and other spill related costs, including claims, fines and other items, of which $71.8 million has been paid directly or reimbursed by insurance companies. Cleanup is complete. The Company continues to seek insurance reimbursement of any and all covered costs. Most of the claims, fines, penalties and lawsuits from the impoundment failure have been satisfied or settled. Remaining issues (none of which the Company considers material) include:

•	five lawsuits (one seeking class certification) in the Circuit Court of Martin County, Kentucky, asserting claims for personal injury, property and other damages, and seeking unquantified compensatory and punitive damages allegedly resulting from the incident;

•	various citations issued by the Federal Mine Safety and Health Administration (the “MSHA”) following the impoundment discharge, and two penalties assessed totaling approximately $110,000. The citations allege that the Company violated the MSHA-approved plan for operation of the facility. The Company contested the violations and penalty amounts, which resulted in a directed verdict rescinding one of the assessed penalties totaling $55,000, and reduction of the remaining $55,000 penalty to $5,500. The MSHA and the Company have appealed; and

•	subpoenas from a federal grand jury of the U.S. District Court for the Eastern District of Kentucky requesting information relating to the impoundment discharge. The Company has responded to the subpoenas.

The Company believes, but cannot assure, that it has insurance coverage applicable to these items, at least with respect to costs other than governmental penalties, such as those assessed by MSHA, and punitive damages, if any. The Company believes this matter will be resolved without a material impact on its cash flows, results of operations or financial condition.

West Virginia Flooding Litigation

Since July 2001, seven subsidiaries of the Company have been named, along with approximately 170 other companies, in 35 separate complaints filed in the Circuit Courts of Boone, Fayette, Kanawha, McDowell, Mercer, Raleigh and Wyoming Counties, West Virginia. These cases cover approximately 2,112 plaintiffs who filed suit on behalf of themselves and others similarly situated, seeking unquantified damages for property damage and personal injuries arising out of flooding that occurred in southern West Virginia on or about July 8, 2001. The plaintiffs sued coal, timber, railroad and land companies under the theory that mining, construction of haul roads and removal of timber caused natural surface waters to be diverted and interrupted in an unnatural way, thereby causing damage to the plaintiffs. The Supreme Court of Appeals of West Virginia ruled that these cases, along with 23 additional flood damage cases not involving the Company’s subsidiaries, would be handled pursuant to the Court’s mass litigation rules. The cases were transferred to the Circuit Court of Raleigh County, West Virginia, to be handled by a panel consisting of three circuit court judges. On August 1, 2003, the panel certified nine questions to the Supreme Court of Appeals of West Virginia. In April 2004, plaintiffs in one of the cases sought to add additional plaintiffs, defendants (including the seven Company subsidiaries), and claims (including May 2002 flooding claims). It is not anticipated that claims related to flooding on dates other than on or about July 8, 2001, will be permitted to be joined with these cases. All matters have been stayed pending a ruling from the Supreme Court of Appeals on the nine certified questions. On June 9, 2004, the Supreme Court of Appeals heard oral argument on the nine questions. The Court requested further briefing on these questions, with additional oral argument to be heard on September 1, 2004. The Company believes that it has insurance coverage applicable to these items. While the outcome of the flooding litigation is subject to uncertainties, the Company believes this matter will be resolved without a material impact on its cash flows, results of operations or financial condition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Delbarton Water Claims Litigation

In July 2002, two cases were filed by approximately 230 plaintiffs in the Circuit Court of Mingo County, West Virginia, alleging that the Company’s Delbarton Mining Company’s mining activities destroyed nearby residents’ water supplies. Plaintiffs seek to recover unquantified compensatory and punitive damages for personal injuries and property damages. Delbarton provided almost all of the plaintiffs with replacement water sources. On May 26, 2004, following the first phase of trial on liability issues, a jury found that Delbarton’s mining failed to protect water supplies and caused material damage to the hydrologic balance. On August 10, 2004, the second phase of the trial will begin to determine which of the plaintiffs’ water supplies were impacted, whether water was adequately replaced, and what damages should be awarded, if any. The Company believes that it has insurance coverage applicable to these items. The Company believes this matter will be resolved without a material impact on its cash flows, results of operations or financial condition.

Shareholder Derivative Suit

On August 5, 2002, one shareholder filed a suit styled as a derivative action in the Circuit Court of Boone County, West Virginia, naming the Company, each of its directors, and certain of its current and former officers. The suit alleges (i) breach of fiduciary duties against all of the defendants for refusing to cause the Company to comply with environmental, labor and securities laws, and (ii) improper insider trading by certain of the Company’s current and former officers. Plaintiff claims to seek recovery on behalf of the Company of unquantified damages. The Company and the other defendants removed the case to the U.S. District Court for the Southern District of West Virginia, but the case was remanded to the Circuit Court of Boone County, West Virginia. On October 31, 2003, motions to dismiss were argued to the Court. Discovery continues while awaiting rulings. The Company’s Directors & Officers liability policy insurance carrier has informed the Company that it is partially disputing coverage, arguing that not all claims were covered. The Company disagrees and on May 24, 2004, filed a third party complaint against the carrier in the underlying lawsuit, asking the Court to declare that the policy covers all claims made and to order reimbursement of legal fees and indemnification from damages assessed in the suit, if any. The Company believes this matter will be resolved without a material impact on its cash flows, results of operations or financial condition.

West Virginia Trucking Litigation

In January 2003, Coal River Mountain Watch, an advocacy group representing residents in the Counties of Boone, Raleigh and Kanawha, West Virginia, and other plaintiffs, filed 16 suits in the Circuit Court of Kanawha County, West Virginia against the Company and 12 subsidiaries. Plaintiffs alleged that defendants illegally transport coal in overloaded trucks, causing damage to state roads, thereby interfering with plaintiffs’ use and enjoyment of their properties and their right to use the public roads. Plaintiffs seek injunctive relief and unquantified compensatory and punitive damages. The Supreme Court of Appeals of West Virginia referred the consolidated lawsuits, and three similar lawsuits against other coal and transportation companies not involving the Company’s subsidiaries, to a mass litigation panel consisting of one circuit court judge in Lincoln County, West Virginia, pursuant to the Court’s mass litigation rules.

In March 2004, seven residents of Mingo County, West Virginia, filed a similar lawsuit in the Circuit Court of Mingo County, West Virginia, against the Company and three subsidiaries, raising similar claims and seeking similar relief. Although this case has not been referred to the mass litigation panel, the plaintiffs in all five trucking cases requested that the cases be further consolidated, the scope of their claims be expanded statewide, claims be added against land companies, and class action status be granted. On June 6, 2004, the panel denied those requests, while granting plaintiffs 90 days to conduct additional discovery and to refile their motions if plaintiffs obtained sufficient supporting evidence. The panel set a hearing on class certification and any renewed motions for September 9, 2004. Discovery is continuing in this case. The Company believes that it has insurance coverage applicable to these items. The Company believes this matter will be resolved without a material impact on its cash flows, results of operations or financial condition.

Nationwide Permit 21 Litigation

On October 23, 2003, the Ohio Valley Environmental Coalition and other environmental groups filed a lawsuit against the U.S. Army Corps of Engineers (the “Corps”) in the United States District Court for the Southern District of West Virginia. The lawsuit seeks to invalidate Nationwide Permit 21 (“NWP 21”), which is a general permit issued by the Corps under the Clean Water Act that authorizes the discharge of fill material into streams for purposes such as the construction of excess spoil valley fills and refuse impoundments. The plaintiffs maintain that NWP 21 was improperly issued and that valley fills and refuse impoundments must receive individual permits, which require more detailed permit applications and reviews. The Company’s Green Valley Coal Company subsidiary and five coal trade associations intervened in the litigation to protect coal company interests and to support the continued use of NWP 21.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

On July 8, 2004, the Court (i) found that NWP 21 does not comply with the Clean Water Act and the Corps’ approach to NWP 21 was unlawful, (ii) enjoined the Corps from approving future valley fills or surface impoundments under NWP 21, and (iii) ordered the Corps to suspend 11 prior permit approvals for construction of valley fills or surface impoundments to the extent construction had not yet commenced. Five of the 11 permits are for operations at subsidiaries of the Company. On July 19, 2004, plaintiffs asked the Court to revoke six additional permits previously issued by the Corps to the extent construction had not yet commenced, three of which permits are for operations at subsidiaries of the Company. The Company believes it commenced construction on all of these eight projects on a timely basis in order to continue them under NWP 21. The Company is seeking confirmation of its ability to continue its activities on these eight projects, while continuing to review its other business and legal options, including considering seeking a stay of the order while appealing it to the United States Court of Appeals for the Fourth Circuit.

* * * * * * * *

The Company is involved in various other legal actions incidental to the conduct of its businesses. Management does not expect a material impact to its cash flows, results of operations or financial condition by reason of these actions.

(13)	Subsequent Events

On July 14, 2004, the Company entered into a joint venture agreement with Penn Virginia Resource Partners, L.P. to own and operate end user coal handling facilities. Penn Virginia Resource Partners, L.P. purchased a 50% interest in the joint venture from Massey for approximately $28.5 million, from which Massey will realize a pre-tax gain of approximately $13 million. It is expected that approximately $1.7 million or $0.01 per share of this gain will be recognized in the third quarter. The remaining portion of the gain will be recognized over the terms of the related coal handling facility agreements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes contained above and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2004.

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

The Company wishes to caution readers that forward-looking statements, including disclosures which use words such as the Company “believes,” “anticipates,” “expects,” “estimates” and similar statements, are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations. Any forward-looking statements should be considered in context with the various disclosures made by the Company about its businesses, including without limitation the risk factors more specifically described or referred to under the heading “Forward Looking Statements” on page 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

AVAILABLE INFORMATION

Massey makes available, free of charge, on or through the Investor Relations page of its Internet website, www.masseyenergyco.com, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as Section 16 reports on Forms 3, 4 and 5, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Copies of the Company’s filings, and the Company’s Corporate Governance Guidelines, Code of Ethics and the charters of the Audit, Compensation, Executive, Governance and Nominating, and Public and Environmental Policy Committees, which are also available on the Company’s website, may be requested, at no cost, by telephone at (866) 814-6512 or by mail at: Massey Energy Company, 4 North 4th Street, Richmond, Virginia 23219, Attention: Investor Relations.

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

In the second quarter, shipments were negatively affected by the continuation of poor railroad service, by severe weather that caused flooding and power outages at a number of the Company’s mines in West Virginia, by an extremely tight regional labor market and by other mine production issues.

Over the past year, demand for coal increased significantly due to a combination of conditions in the U.S. and worldwide that caused a shortage of certain grades of coal, with a particularly acute shortage of metallurgical grade coal. Although most of the Company’s production was committed in long-term sales contracts, during the first half of 2004, Massey took limited advantage of this metallurgical coal shortage by shifting some production from the utility market to the export metallurgical market. These tons were partially replaced by steam coal purchased at current market prices. The Company is also focused on increasing its capacity of surface mine utility grade coal to meet higher market demand by opening new surface mines and increasing its capital spending on new, highly productive surface mine equipment.

The Company reported after-tax income for the quarter ended June 30, 2004 of $12.6 million, or $0.17 per share ($0.16 per diluted share), compared to an after-tax loss of $2.2 million, or $0.03 per share for the second quarter of 2003. Included in the second quarter 2004 net income was an adjustment of $8.4 million pre-tax, or $0.07 per share, to increase the legal accrual, including accrued interest, related to the August 1, 2002 Harman jury verdict. For the six months ended June 30, 2004, the Company recorded after-tax income of $10.4 million, or $0.14 per share, compared to an after-tax loss of $19.7 million, or $0.27 per share for the first six months of 2003. The loss in 2003 included a $7.9 million, or $0.11 per share, charge to record the cumulative effect of an accounting change. Excluding this charge, the Company reported an after-tax loss of $11.8 million, or $0.16 per share for the first six months of 2003.

On April 7, 2004, the Company issued $175 million in 2.25% convertible senior notes due April 1, 2024. The proceeds of this offering were partially utilized to reduce outstanding higher-cost debt, including $36.3 million principal amount of the 6.95% Senior Notes, $25 million principal amount of the 6.625% Senior Notes and approximately $15.0 million in operating leases and other long-term obligations.

RESULTS OF OPERATIONS

Three months ended June 30, 2004 compared with the three months ended June 30, 2003

Revenues

For the three months ended June 30, 2004, produced coal revenue increased 19 percent to $386.7 million compared with $325.4 million for the three months ended June 30, 2003. The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the second quarter of 2004 compared to the second quarter of 2003:

	Three months ended June 30,		Increase (Decrease)	% Increase (Decrease)
(In Millions, Except Per Ton Amounts)	2004	2003
Produced tons sold:
Utility	6.4	7.4	(1.0)	(14)%
Metallurgical	3.1	2.5	0.6	24%
Industrial	1.1	0.9	0.2	22%

Total	10.6	10.8	(0.2)	(2)%

Produced coal revenue per ton sold:
Utility	$30.75	$28.22	$2.53	9%
Metallurgical	48.13	34.48	13.65	40%
Industrial	37.95	33.57	4.38	13%
Weighted average	36.52	30.14	6.38	21%

The improvement in average per ton sales price is attributable to a general increase in demand for all grades of coal in the U.S. and for metallurgical coal worldwide, which has resulted in shortages of certain coals, increasing the market prices of these coals. In the second quarter, the improvement in Massey’s average per ton sales price was due to an increase in Massey’s sales of higher-priced metallurgical and industrial coal. The Company was able to take limited advantage of the market situation during the second quarter, even though most of its coal was committed to customers prior to the rise in coal prices, by shifting some production from the utility market to the higher-priced export metallurgical market.

Freight and handling revenue increased $13.1 million, or 58 percent, to $35.7 million for the second quarter of 2004 compared with $22.6 million for the second quarter of 2003, due to increased export shipments and more shipments to customers where freight and handling are paid by the Company.

Purchased coal revenue decreased $6.4 million, or 24 percent, to $20.2 million for the second quarter of 2004 from $26.6 million for the second quarter of 2003, due to a decrease in purchased tons sold from 0.7 million in the second quarter of 2003 to 0.5 million in the second quarter of 2004. Massey purchases varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, coal handling facility fees, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract buyout payments, and miscellaneous income, decreased to $17.8 million for the second quarter of 2004 from $18.9 million for the second quarter of 2003. The decrease was due to profits earned on several large customer contract buyouts that occurred in 2003, versus contract settlement losses experienced in the second quarter of 2004 related to the Company’s efforts to shift some production from the utility market to the export metallurgical market.

Costs

Cost of produced coal revenue increased approximately 7 percent to $302.1 million for the second quarter of 2004 from $283.0 million for the second quarter of 2003. Cost of produced coal revenue on a per ton of coal sold basis increased 9 percent in the second quarter of 2004 compared with the second quarter of 2003. This increase resulted from a variety of factors including heavy rains that caused flooding and power outages at a number of the Company’s mines in West Virginia, higher labor and supply costs, including diesel fuel, explosives and steel prices, some longwall productivity issues, higher sales-related costs due to the increase in average realized prices, higher processing costs needed to upgrade steam coal to metallurgical quality and continuing costs to comply with regulatory requirements. Tons produced in the second quarter of 2004 were 11.1 million compared to 10.7 million in the second quarter of 2003.

Freight and handling costs increased $13.1 million, or 58 percent, to $35.7 million for the second quarter of 2004 compared with $22.6 million for the second quarter of 2003, due to increased export shipments and more shipments to customers where freight and handling are paid by the Company.

Cost of purchased coal revenue decreased $6.2 million, or 23 percent, to $20.4 million for the second quarter of 2004 from $26.6 million for the second quarter of 2003, due to a decrease in purchased tons sold from 0.7 million in the second quarter of 2003 to 0.5 million in the second quarter of 2004.

Depreciation, depletion and amortization increased by 11 percent to $52.5 million in the second quarter of 2004 compared to $47.5 million for the second quarter of 2003, primarily due to an increased depreciable asset base in 2004 compared to 2003.

Selling, general and administrative expenses were $17.7 million for the second quarter of 2004 compared to $8.0 million for the second quarter of 2003. The increase was primarily attributable to higher stock-based compensation accruals based on the appreciation of the market price of the Company’s common stock.

Other expense, which consists of costs associated with the generation of other revenue, such as costs to operate the coal handling facilities, gas wells, and other miscellaneous expenses, increased $1.0 million from $2.3 million for the second quarter of 2003 to $3.3 million for the second quarter of 2004, primarily due to $1.1 million in losses related to senior notes repurchased during the second quarter.

Interest

Interest expense increased to $19.7 million for the second quarter of 2004 compared with $9.8 million for the second quarter of 2003. The higher interest expense was primarily due to a $5.4 million accrual for interest on the Harman lawsuit (see Note 12 in Condensed Consolidated Financial Statements) and higher debt levels in 2004 compared to 2003.

Income Taxes

Income tax benefit was $1.9 million for the second quarter of 2004 compared with $3.4 million for the second quarter of 2003. The tax rate for the second quarter of 2004 was favorably impacted by percentage depletion allowances.

Six months ended June 30, 2004 compared with the six months ended June 30, 2003

Revenues

For the six months ended June 30, 2004, produced coal revenue increased 16 percent to $729.2 million compared with $628.3 million for the six months ended June 30, 2003. The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the first six months of 2004 compared to the first six months of 2003:

	Six months ended June 30,		Increase (Decrease)	% Increase (Decrease)
(In Millions, Except Per Ton Amounts)	2004	2003
Produced tons sold:
Utility	12.8	13.9	(1.1)	(8)%
Metallurgical	5.7	4.9	0.8	16%
Industrial	2.2	1.9	0.3	16%

Total	20.7	20.7	0.0	0%

Produced coal revenue per ton sold:
Utility	$30.62	$28.47	$2.15	8%
Metallurgical	44.92	34.81	10.11	29%
Industrial	36.51	33.37	3.14	9%
Weighted average	35.16	30.43	4.73	16%

The improvement in average per ton sales price is attributable to increased demand for all grades of coal in the U.S. and for metallurgical coal worldwide. The higher demand has resulted in shortages of certain coals, increasing the market prices of these coals. The Company was able to take limited advantage of the market situation during the first six months, even though most of its coal was committed to customers prior to the rise in coal prices, by shifting some production from the utility market to the higher-priced export metallurgical market.

Freight and handling revenue increased $18.4 million, or 39 percent, to $65.0 million for the first six months of 2004 compared with $46.6 million for the first six months of 2003, due to increased export shipments and more shipments to customers where freight and handling are paid by the Company.

Purchased coal revenue decreased $10.9 million, or 20 percent, to $42.6 million for the first six months of 2004 from $53.5 million for the first six months of 2003, due to a decrease in purchased tons sold from 1.5 million in the first six months of 2003 to 1.1 million in the first six months of 2004. Massey purchases varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, coal handling facility fees, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract buyout payments, and miscellaneous income, decreased to $28.8 million for the first six months of 2004 from $39.5 million for the first six months of 2003. The decrease was due to profits earned on several large customer contract buyouts that occurred in 2003, versus contract settlement losses experienced in the first six months of 2004 related to the Company’s efforts to shift some production from the utility market to the export metallurgical market.

Costs

Cost of produced coal revenue increased approximately 5 percent to $586.2 million for the first six months of 2004 from $555.7 million for the first six months of 2003. Cost of produced coal revenue on a per ton of coal sold basis increased 5 percent in the first six months of 2004 compared with the first six months of 2003. This increase resulted from a variety of factors including heavy rains that caused flooding and power outages at a number of the Company’s mines in West Virginia, higher labor and supply costs, including diesel fuel, explosives and steel prices, some longwall productivity issues, higher sales-related costs due to the increase in average realized prices, higher processing costs needed to upgrade steam coal to metallurgical quality and continuing costs to comply with regulatory requirements. Tons produced in the first six months of 2004 were 21.4 million compared to 21.1 million in the first six months of 2003.

Freight and handling costs increased $18.4 million, or 39 percent, to $65.0 million for the first six months of 2004 compared with $46.6 million for the first six months of 2003, due to increased export shipments and more shipments to customers where freight and handling are paid by the Company.

Cost of purchased coal revenue decreased $10.4 million, or 19 percent, to $43.8 million for the first six months of 2004 from $54.2 million for the first six months of 2003, due to a decrease in purchased tons sold from 1.5 million in the first six months of 2003 to 1.1 million in the first six months of 2004.

Depreciation, depletion and amortization increased by 9 percent to $103.4 million in the first six months of 2004 compared to $94.6 million for the first six months of 2003, primarily due to an increased depreciable asset base in 2004 compared to 2003.

Selling, general and administrative expenses were $29.3 million for the first six months of 2004 compared to $17.7 million for the first six months of 2003. The increase was primarily attributable to higher stock-based compensation accruals based on the appreciation of the market price of the Company’s common stock.

Other expense, which consists of costs associated with the generation of other revenue, such as costs to operate the coal handling facilities, gas wells, and other miscellaneous expenses, increased from $5.6 million for the first six months of 2003 to $5.7 million for the first six months of 2004.

Interest

Interest expense increased to $26.9 million for the first six months of 2004 compared with $19.1 million for the first six months of 2003. The higher interest expense was primarily due to a $5.4 million accrual for interest on the Harman lawsuit (see Note 12 in Condensed Consolidated Financial Statements) and higher debt levels in 2004 compared to 2003.

Income Taxes

Income tax benefit was $7.5 million for the first six months of 2004 compared with $11.6 million for the first six months of 2003. The tax rate for the first six months of 2004 was favorably impacted by percentage depletion allowances and the closing of a prior period audit by the Internal Revenue Service.

Cumulative Effect of Accounting Change

Cumulative effect of accounting change was a charge of $7.9 million, net of tax of $5.0 million for the first six months of 2003 related to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” as required, effective January 1, 2003. See Note 2 of Notes to Condensed Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, our available liquidity was $286.0 million, including cash and cash equivalents of $224.4 million and $61.6 million availability under our asset-based revolving credit facility. The total debt-to-book capitalization ratio was 54.8 percent at June 30, 2004.

The Company’s debt was comprised of the following:

	June 30, 2004	December 31, 2003
	(In Thousands)
6.625% senior notes due 2010	$335,000	$360,000
6.95% senior notes due 2007	246,655	283,000
2.25% convertible senior notes due 2024	175,000	—
4.75% convertible senior notes due 2023	132,000	132,000
Capital lease obligations	51,475	16,254
Fair value hedge valuation	(7,839)	(3,213)

Total debt	932,291	788,041
Amounts due within one year	(24,048)	(3,714)

Total long-term debt	$908,243	$784,327

On April 7, 2004, the Company issued $175 million of 2.25% Convertible Senior Notes due 2024 resulting in net proceeds of approximately $169.8 million, after post-closing costs. For further information on these notes, please see Note 6 of Notes to Condensed Consolidated Financial Statements.

Net cash provided by operating activities was $175.0 million for the first six months of 2004 compared to $2.8 million for the first six months of 2003. Cash provided by operating activities reflects Net income (loss) adjusted for non-cash charges and changes in working capital requirements. In the first six months of 2004, $36.6 million of cash previously on deposit to collateralize letters of credit was released upon the closing of the new asset-based revolving credit facility. In the first six months of 2003, $33.3 million was placed on deposit to collateralize letters of credit and other obligations. Changes in these deposits are included in Changes in operating assets and liabilities.

Net cash utilized by investing activities was $153.4 million and $42.9 million for the first six months of 2004 and 2003, respectively. The cash used in investing activities reflects capital expenditures in the amount of $171.1 million and $51.6 million for the first six months of 2004 and 2003, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, and projects to improve the efficiency of mining operations. In addition to the cash spent on capital expenditures, during the first six months of 2003, the Company leased $6.4 million of mining equipment through operating leases. Additionally, the first six months of 2004 and 2003 included $17.8 million and $8.7 million, respectively, of proceeds provided by the sale of non-strategic assets.

Financing activities primarily reflect changes in debt levels for the first six months of 2004 and 2003, as well as the exercising of stock options and payments of dividends. Net cash provided by financing activities was $114.0 million and $62.3 million for the first six months of 2004 and 2003, respectively. In addition to the proceeds from the issuance of the 2.25% Convertible Senior Notes discussed above, during the first six months of 2004, the Company made several open-market debt repurchases, retiring a total principal amount of $36.3 million of the 6.95% Senior Notes and $25.0 million of the 6.625% Senior Notes at a cost of $37.9 million and $25.0 million, respectively, including accrued interest. The Company generated $15.0 million from a sale-leaseback (capital lease) transaction of certain mining equipment, compared to $18.0 million of sale-leasebacks (operating leases) in the first six months of 2004 and 2003, respectively. During the first six months of 2004, the Company also entered into an additional $27.3 million of capital leases for mining equipment.

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

The following is a summary of certain of the Company’s significant contractual obligations as of June 30, 2004. Please refer to the section entitled “Liquidity and Capital Resources” within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, for a more complete discussion of our significant contractual obligations.

	Payments Due by Years
	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
	(In Thousands)
Long-term debt (1)	$1,270,260	$44,738	$340,178	$63,029	$822,316
Operating lease obligations	94,334	40,517	50,644	3,173	—
Capital lease obligations (2)	56,077	26,096	21,264	3,464	5,253

Total	$1,420,671	$111,351	$412,086	$69,666	$827,569

(1)	Long-term debt obligations reflect the future interest and principal payments of the Company’s fixed rate senior unsecured notes outstanding as of June 30, 2004. These amounts also include the estimated net interest payments related to the interest rate swap covering a notional amount of debt of $240 million. Under the interest rate swap, the Company receives interest payments at a fixed rate of 6.625% and pays a variable rate that is based on six-month LIBOR plus 216 basis points. The Company has estimated the variable rate based on the LIBOR forward curve as of June 30, 2004.
(2)	Capital lease obligations include the amount of imputed interest over the terms of the leases.

CERTAIN RISKS

For a discussion of certain risk factors that may impact our business refer to “Certain Trends and Uncertainties” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as well as “Business Risks,” “Customers and Coal Contracts,” “Competition,” and “Environmental, Safety and Health Laws and Regulations” in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and “Critical Accounting Estimates and Assumptions” and “Legal Proceedings” within this Form 10-Q, which are incorporated herein by reference.

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

The Company uses surety bonds to secure reclamation, workers’ compensation, wage payments, and other miscellaneous obligations. As of June 30, 2004, the Company had $273.6 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $245.7 million, workers’ compensation bonds of $8.0 million, wage payment and collection bonds of $9.3 million, and other miscellaneous obligation bonds of $10.6 million. To the extent that surety bonds become unavailable or uneconomic, the Company will seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

From time to time the Company uses bank letters of credit to secure its obligations for worker’s compensation programs, various insurance contracts and other obligations. Issuing banks currently require that such letters of credit be secured by funds deposited into restricted accounts pledged to the banks under reimbursement agreements or be issued under the Company’s asset-based revolving credit facility. At June 30, 2004, the Company had $142.9 million of letters of credit outstanding, of which $100.0 million was collateralized by $105.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks, and $41.9 million was issued under the Company’s asset-based lending arrangement. No claims were outstanding against those letters of credit as of June 30, 2004.

OUTLOOK

The combination of high natural gas prices, an improving U.S. economy, strong economic growth in China, the weak U.S. dollar, higher ocean freight rates and limited coal supply from Central Appalachia has contributed to a marked improvement in the coal industry environment. Demand for steam and metallurgical grade coals in both the domestic and export markets has been strong and is expected to remain strong, supporting coal prices. Massey’s 2004 production is fully committed, with produced coal revenue per ton sold expected to average between $36.00 and $36.50 for the full year, compared to $30.79 for the full year 2003. The Company currently projects produced coal sales of 43 to 45 million tons in 2004. Current market prices should enable contracts to be negotiated at higher levels for future years, as existing contracts expire. Given the continued coal market strength and the Company’s commitment to capacity growth and cost containment through the use of the most productive equipment, the Company decided to accelerate its capital spending program and currently projects capital spending for 2004 to be between $300 million and $320 million, excluding buyouts of operating leases.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended June 30, 2004 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, for a discussion of our critical accounting estimates and assumptions.

RECENT ACCOUNTING DEVELOPMENTS

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft, “Share-Based Payment, an Amendment to FASB Statements No. 123 and 95.” The proposed guidance would replace existing requirements under Statement 123 and APB No. 25. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense for the award would generally be measured at its fair value at the date of grant. The proposal would no longer allow for the intrinsic value method of accounting prescribed by APB No. 25 and related Interpretations (see Note 11 in Notes to Condensed Consolidated Financial Statements for further discussion of the Company’s method of accounting for stock-based compensation). If adopted, the new rules would be effective for the Company in fiscal 2005.

At its July 2004 meeting, the Emerging Issues Task Force (“EITF”) began discussions about the accounting for contingently convertible debt instruments, commonly referred to as Co-Cos. Under current interpretations of FASB Statement No. 128, “Earnings per Share,” issuers of Co-Cos exclude the potential common shares underlying the Co-Co from the calculation of diluted earnings per share until the market price or other contingency is met. When the contingency is met, generally the if-converted method is used to calculate the dilutive impact of the instrument. Under the if-converted method, the instrument is considered converted, with the resulting number of shares included in the denominator of the diluted earnings per share calculation and the interest expense, net of tax, added back to the numerator of the diluted earnings per share. The EITF reached a tentative conclusion (EITF Issue No. 04-8) that the contingently issuable shares guidance in Statement 128 does not apply to convertible debt. Therefore, the EITF determined that issuers of Co-Cos should be required to include the dilutive effect in the calculation of diluted earnings per share immediately upon issuance of the instrument, generally using the if-converted method. The EITF concluded that application should be by retroactive restatement of earnings per share. The proposed effective date would be for reporting periods ending after December 15, 2004, or the fourth quarter of 2004 for the Company.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, for a discussion of certain market risk factors, which may impact our business.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The following describes material developments in legal proceedings affecting us, as previously described in Item 3, “Legal Proceedings,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and in Item 1, “Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, as they relate to the quarter ended June 30, 2004.

Information responsive to this Item 1 is contained in Note 12, “Contingencies,” of the Notes to the Condensed Consolidated Financial Statements in this report and is incorporated herein by reference.

Item 2. CHANGES IN SECURITIES, USES OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 7, 2004, the Company closed a private placement sale under Rule 144A of the Securities Act of 1933, as amended, of $175 million of 2.25% convertible senior notes due April 1, 2024, resulting in net proceeds of approximately $169.8 million, after post-closing costs. The 2.25% Convertible Senior Notes are convertible into shares of the Company’s common stock at a conversion rate of 29.7619 shares of common stock per $1,000 principal amount of 2.25% Convertible Senior Notes (subject to adjustment upon certain events) under the following circumstances: (1) if the price of our common stock issuable upon conversion reaches specified thresholds, (2) if the Company calls the 2.25% Convertible Senior Notes for redemption, (3) upon the occurrence of specified corporate transactions or (4) if the credit ratings assigned to the 2.25% Convertible Senior Notes decline below certain specified levels. Regarding the thresholds in (1) above, holders may convert each of their notes into shares of the Company’s common stock during any calendar quarter (and only during such calendar quarter) if the last reported sale price of Massey’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the conversion price per share of Massey’s common stock. The conversion price is $33.60 per share. The Company has registered the 2.25% Convertible Senior Notes with the SEC for resale.

The proceeds from the private placement sale of the 2.25% Convertible Senior Notes were used for general corporate purposes, including the buyout of equipment lease obligations and repayment of outstanding indebtedness.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On May 18, 2004, the shareholders of Massey voted on the following proposals at the Annual Meeting of Shareholders at which there were present at the meeting, in person or by proxy, the holders of 70,192,503 common shares, representing 92.59 percent of the total number of shares outstanding:

(1)	Proposal to elect William R. Grant, Dan R. Moore and Martha R. Seger as Class II directors to hold office for three years and until their respective successors are elected and qualified. Mr. Grant was elected by a vote of 60,068,677 shares “For” and 10,123,826 shares “Withhold Authority.” Mr. Moore was elected by a vote of 60,862,629 shares “For” and 9,329,874 shares “Withhold Authority.” Dr. Seger was elected by a vote of 59,778,549 shares “For” and 10,413,954 shares “Withhold Authority.” The following directors had terms of office that did not expire at the 2004 annual meeting: Don L. Blankenship, E. Gordon Gee, James H. Harless and Bobby R. Inman.

(2)	Proposal to ratify the appointment of Ernst & Young LLP as auditors for the fiscal year ending December 31, 2004. This proposal was approved by a vote of 69,374,269 shares to 761,593 shares, with 56,640 shares abstaining.

(3)	Shareholder proposal to amend the bylaws of the Company to require the Board of Directors to seek shareholder approval for future severance agreements with senior executives that provide benefits in an amount exceeding 2.99 times the sum of the executive’s base salary plus bonus. This proposal received a vote of 43,114,452 “Votes For,” 18,596,741 “Votes Against,” 185,034 “Abstentions” and 8,296,276 “Broker Non-Votes”. The “Votes For” represented 56.87 percent of the outstanding shares of Company common stock, 23.13 percent less than the 80 percent required to pass.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	EXHIBITS

3.1	Restated Certificate of Incorporation of Massey, as amended filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated herein by this reference.

3.2	Restated Bylaws (as amended effective August 31, 2002) of Massey filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 and herein incorporated by this reference.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	REPORTS ON FORM 8-K.

The following reports on Form 8-K were filed or furnished to the SEC by the Company since the beginning of the second quarter of fiscal 2004. The Forms 8-K listed below that were furnished to the SEC shall not be deemed filed for any purposes.

Current Report on Form 8-K under Item 5 filed with the SEC on April 2, 2004 (containing a press release reporting the pricing of its private offering of $150.0 million aggregate principle amount of 2.25% Convertible Senior Notes due April 1, 2024 (plus an additional $25.0 million aggregate principle amount subject to the option of the initial purchasers)).

Current Report on Form 8-K under Item 5 filed with the SEC on April 8, 2004 (containing a press release reporting the closing of its private offering of $175.0 million aggregate principle amount of 2.25% Convertible Senior Notes due April 1, 2024).

Current Report on Form 8-K under Item 12 furnished to the SEC on April 23, 2004 (containing a press release announcing its first quarter 2004 earnings).

Current Report on Form 8-K under Item 12 furnished to the SEC on July 29, 2004 (containing a press release announcing its second quarter 2004 earnings).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY
(Registrant)

Date: August 9, 2004	/s/ B. F. Phillips, Jr.
B. F. Phillips, Jr.,
Senior Vice President and
Chief Financial Officer

/s/ E. B. Tolbert
E. B. Tolbert, Controller