Form 10-Q
period 2004-09-30
MASSEY ENERGY CO
filed 2004-11-09
CIK 37748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 29, 2004, there were 76,044,156 shares of common stock, $0.625 par value, outstanding.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2004

PART I: FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS	2004	2003	2004	2003
Revenues
Produced coal revenue	$366,639	$310,694	$1,095,821	$939,008
Freight and handling revenue	27,855	19,928	92,859	66,536
Purchased coal revenue	22,487	29,652	65,071	83,176
Other revenue	13,462	12,864	42,303	52,388
Insurance settlement	—	17,677	—	17,677

Total revenues	430,443	390,815	1,296,054	1,158,785
Costs and expenses
Cost of produced coal revenue	296,557	278,596	882,796	834,308
Freight and handling costs	27,855	19,928	92,859	66,536
Cost of purchased coal revenue	21,612	30,687	65,362	84,917
Depreciation, depletion and amortization applicable to:
Cost of produced coal revenue	59,243	47,260	160,553	139,552
Selling, general and administrative	1,162	1,128	3,245	3,399
Selling, general and administrative	16,232	9,050	45,573	26,799
Other expense	1,596	1,967	7,335	7,531

Total costs and expenses	424,257	388,616	1,257,723	1,163,042

Income (Loss) before interest and taxes	6,186	2,199	38,331	(4,257)

Interest income	3,135	1,196	6,253	3,388
Interest expense	(14,032)	(10,787)	(46,332)	(29,872)

Loss before taxes	(4,711)	(7,392)	(1,748)	(30,741)
Income tax benefit	6,701	3,538	14,154	15,092

Income (Loss) before cumulative effect of accounting change	1,990	(3,854)	12,406	(15,649)
Cumulative effect of accounting change, net of tax of $5.0 million	—	—	—	(7,880)

Net income (loss)	$1,990	$(3,854)	$12,406	$(23,529)

Income (Loss) per share - Basic (Note 11)
Income (Loss) before cumulative effect of change in accounting principle	$0.03	$(0.05)	$0.17	$(0.21)
Cumulative effect of change in accounting principle	—	—	—	(0.11)

Net income (loss)	$0.03	$(0.05)	$0.17	$(0.32)

Income (Loss) per share - Diluted (Note 11)
Income (Loss) before cumulative effect of change in accounting principle	$0.03	$(0.05)	$0.16	$(0.21)
Cumulative effect of change in accounting principle	—	—	—	(0.11)

Net income (loss)	$0.03	$(0.05)	$0.16	$(0.32)

Shares used to calculate income (loss) per share (Note 11)
Basic	75,268	74,574	75,126	74,552

Diluted	76,228	74,574	76,033	74,552

Dividends declared per share	$0.04	$0.04	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

$ IN THOUSANDS	SEPTEMBER 30, 2004	DECEMBER 31, 2003*
ASSETS

Current Assets
Cash and cash equivalents	$188,117	$88,753
Trade and other accounts receivable, less allowance of $9,338 and $8,350, respectively	152,109	152,607
Inventories	243,985	206,616
Deferred taxes	12,783	12,783
Income taxes receivable	29,752	15,715
Other current assets	190,831	226,048

Total current assets	817,577	702,522

Property, Plant and Equipment, Net	1,599,636	1,480,187
Other Noncurrent Assets
Pension assets	60,302	64,748
Other	153,517	129,281

Total other noncurrent assets	213,819	194,029

Total assets	$2,631,032	$2,376,738

*	Amounts at December 31, 2003 have been derived from audited financial statements.

(Continued On Next Page)

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

$ IN THOUSANDS	SEPTEMBER 30, 2004	DECEMBER 31, 2003*
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable, principally trade and bank overdrafts	$112,781	$109,418
Current portion of capital lease obligations	22,617	3,714
Payroll and employee benefits	34,176	26,374
Other current liabilities	145,723	119,768

Total current liabilities	315,297	259,274

Noncurrent Liabilities
Long-term debt	904,374	784,327
Deferred taxes	224,786	227,105
Other noncurrent liabilities	414,116	347,076

Total noncurrent liabilities	1,543,276	1,358,508

Stockholders’ Equity
Capital Stock
Preferred – authorized 20,000,000 shares without par value; none issued	—	—
Common – authorized 150,000,000 shares of $0.625 par value; issued and outstanding – 76,010,475 and 75,508,359 shares at September 30, 2004 and December 31, 2003, respectively	47,507	47,193
Additional capital	32,375	24,270
Unamortized executive stock plan expense	(4,508)	(6,219)
Retained earnings	697,085	693,712

Total stockholders’ equity	772,459	758,956

Total liabilities and stockholders’ equity	$2,631,032	$2,376,738

*	Amounts at December 31, 2003 have been derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	NINE MONTHS ENDED SEPTEMBER 30,
$ IN THOUSANDS	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$12,406	$(23,529)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	7,880
Depreciation, depletion and amortization	163,798	142,951
Deferred taxes	(604)	7,205
(Gain) Loss on disposal of assets	(6,672)	648
Loss (Gain) on repurchase of senior notes	1,279	(615)
Changes in operating assets and liabilities	29,285	(125,117)

Cash provided by operating activities	199,492	9,423

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(252,222)	(85,860)
Proceeds from sale of assets	52,429	8,708

Cash utilized by investing activities	(199,793)	(77,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in short-term debt, net	—	(264,045)
Repurchase of senior notes	(70,799)	(2,385)
Repayment of capital lease obligations	(12,407)	—
Proceeds from issuance of convertible senior notes	170,275	128,040
Proceeds from term loan issuance	—	244,142
Repayment of term loan borrowings	—	(625)
Proceeds from sale and leaseback of equipment	15,000	17,960
Dividends paid	(9,033)	(8,951)
Stock options exercised	6,629	356

Cash provided by financing activities	99,665	114,492

Increase in cash and cash equivalents	99,364	46,763
Cash and cash equivalents at beginning of period	88,753	2,725

Cash and cash equivalents at end of period	$188,117	$49,488

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	General

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Annual Report on Form 10-K of Massey Energy Company (“Massey” or the “Company”) for the year ended December 31, 2003. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended September 30, 2004 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2004.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals), which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at September 30, 2004 and December 31, 2003, and its consolidated results of operations and cash flows for the nine months ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

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

The cumulative effect of the change on prior years resulted in a charge to income in 2003 of $7.9 million, net of income taxes of $5.0 million ($0.11 per share). The pro forma effect of the application of Statement 143 as if Statement 143 had been applied retroactively is presented below:

Nine Months Ended September 30, 2003
(In Thousands)
Net loss, as reported	$(23,529)
Pro forma net loss	$(15,649)
Loss per share:
Basic—as reported	$(0.32)
Basic—pro forma	$(0.21)
Diluted—as reported	$(0.32)
Diluted—pro forma	$(0.21)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The following table describes all changes to the Company’s reclamation liability:

	Nine months ended September 30,
	2004	2003
	(In Thousands)
Reclamation liability at beginning of period	$105,759	$115,038
Cumulative effect	—	(13,124)
Accretion expense	6,241	5,966
Liability incurred	36,743	1,665
Revisions in estimated cash flows	1,160	1,632
Payments	(4,119)	(10,913)

Reclamation liability at end of period	145,784	100,264
Amount included in Other current liabilities	(12,446)	(12,547)

Total noncurrent liability	$133,338	$87,717

Liability incurred for the nine months ended September 30, 2004, includes approximately $29 million of reclamation associated with an acquisition made in the third quarter of 2004 (see Note 5 for further discussion).

(3)	Inventories

Inventories are comprised of:

	September 30, 2004	December 31, 2003
	(In Thousands)
Saleable coal	$77,107	$65,844
Raw coal	54,828	47,691
Work in process	82,006	63,073

Subtotal coal inventory	213,941	176,608
Supplies inventories	30,044	30,008

Total inventory	$243,985	$206,616

Saleable coal represents coal ready for sale, including inventories designated for customer facilities under consignment arrangements of $40.3 million and $44.8 million at September 30, 2004 and December 31, 2003, respectively. Raw coal represents coal that generally requires further processing prior to shipment to the customer. Work in process consists of the costs incurred to remove overburden above an unmined coal seam as part of the surface mining process.

(4)	Other Current Assets

Other current assets are comprised of the following:

	September 30, 2004	December 31, 2003
	(In Thousands)
Deposits	$115,057	$147,782
Longwall panel costs	60,162	44,174
Other	15,612	34,092

Total other current assets	$190,831	$226,048

Deposits at September 30, 2004 and December 31, 2003, include $105.0 million and $141.6 million, respectively, of funds pledged as collateral to support outstanding letters of credit (see Note 6 for further discussion).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(5)	Property, Plant and Equipment, Net

Property, plant and equipment, net is comprised of:

	September 30, 2004	December 31, 2003
	(In Thousands)
Property, plant and equipment, at cost	$3,023,328	$2,865,365
Accumulated depreciation, depletion and amortization	(1,423,692)	(1,385,178)

Property, plant and equipment, net	$1,599,636	$1,480,187

On July 14, 2004, the Company entered into a joint venture agreement with Penn Virginia Resource Partners, L.P. to own and operate end user coal handling facilities. Penn Virginia Resource Partners, L.P. purchased a 50% interest in the joint venture from Massey for approximately $28.5 million, from which Massey realized a pre-tax gain of approximately $13 million. Approximately $1.7 million of this gain was recognized in the third quarter. The remaining gain will be recognized over the terms of the related coal handling facility agreements.

On September 30, 2004, the Company purchased selected assets associated with two Horizon Natural Resources Company operations, Starfire, located in Perry County, Kentucky, and Cannelton, located in Kanawha County, West Virginia. The Company paid $10 million in cash, plus the assumption of related property reclamation liabilities of approximately $29 million. The assets acquired include an estimated 15 to 20 million tons of low sulfur coal reserves, two preparation plants, a barge loading facility, related infrastructure and selected mining equipment. The acquisition was recorded in the third quarter of 2004 using the Company’s best estimates based on available information and will be finalized in the fourth quarter of 2004.

During the third quarter of 2004, the Company recorded a charge to depreciation, depletion and amortization in the amount of $6.1 million (pre-tax) related to the write off of certain capitalized development costs and an investment in an active gas well:

The Upper Cedar Grove mine of the Independence resource group was idled in August 2001 due to poor mining conditions. The mine entries were planned to be used for future transportation of coal from adjacent coal mines. During the third quarter of 2004, management determined that the conditions of the mine entries had deteriorated and were no longer usable for transportation of coal. Unamortized development costs of approximately $2.7 million were written off during the third quarter of 2004 as a result of the Upper Cedar Grove mine closure.

The Company owns a 25% working interest in the LeJeune No. 1 gas well in Pointe Coupee, Louisiana. During the third quarter of 2004, the Company was informed by the operator of the gas well that the current production zone had ceased producing gas earlier than expected, significantly reducing the estimated remaining reserves in the well. Unamortized development and initial drilling costs of $3.4 million were written off during the third quarter of 2004 as a result of the reduction in projected production from the LeJeune No. 1 gas well.

(6)	Debt

The Company’s debt is comprised of the following:

	September 30, 2004	December 31, 2003
	(In Thousands)
6.625% senior notes due 2010	$335,000	$360,000
6.95% senior notes due 2007	239,205	283,000
2.25% convertible senior notes due 2024	175,000	—
4.75% convertible senior notes due 2023	132,000	132,000
Capital lease obligations	46,172	16,254
Fair value hedge valuation	(386)	(3,213)

Total debt	926,991	788,041
Amounts due within one year	(22,617)	(3,714)

Total long-term debt	$904,374	$784,327

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The weighted average effective interest rate of the outstanding borrowings was 4.78% and 5.4% at September 30, 2004 and December 31, 2003, respectively, after giving effect to the interest rate swap (see discussion of fair value hedge below). At September 30, 2004, the Company’s available liquidity was $260.0 million, including cash and cash equivalents of $188.1 million and $71.9 million availability on its asset-based revolving credit facility.

Senior Note Repurchases

During the first nine months of 2004, the Company made several open-market purchases, retiring a total principal amount of $43.8 million of the 6.95% Senior Notes and $25.0 million of the 6.625% Senior Notes at a cost of $45.1 million and $25.0 million, respectively, including accrued interest. A net loss of $1.3 million related to these repurchases was recognized in the first nine months of 2004 and is shown in the Condensed Consolidated Financial Statements of Income in Other expense.

Capital Leases

During the first nine months of 2004, the Company generated $15.0 million of cash from a sale-leaseback (capital lease) transaction of certain mining equipment, compared to $18.0 million of cash from sale-leasebacks (operating leases) in the first nine months of 2003. During the first nine months of 2004, the Company also entered into an additional $27.3 million of capital leases for mining equipment. The leases are for periods ranging from approximately 2 to 6 years with no residual value guarantee.

Fair Value Hedge

On November 10, 2003, the Company entered into a fixed interest rate to floating interest rate swap agreement with a highly rated financial institution covering a notional amount of debt of $240 million. The Company designated this swap as a fair value hedge of a portion of its 6.625% Senior Notes. The fair value estimate is based on the cost that would be incurred to terminate the contract. The Company would have paid $0.4 million and $3.2 million to terminate the interest rate swap contract in place as of September 30, 2004 and December 31, 2003, respectively. The fair value of the swap is recorded in Other noncurrent liabilities. To the extent the fair value of the swap obligation is above a $20 million threshold, the Company will be required to post collateral to cover the amount of liability that exceeds the threshold. The threshold amount will vary depending on the Company’s unsecured debt credit rating as determined by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services.

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

The Company uses surety bonds to secure reclamation, workers’ compensation, wage payments, and other miscellaneous obligations. As of September 30, 2004, the Company had $322.3 million of outstanding surety bonds with third parties, including $40.4 million of post-mining reclamation bonds assumed in an acquisition made during the third quarter of 2004 (See Note 5 for further discussion). These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $294.0 million, workers’ compensation bonds of $9.9 million, wage payment and collection bonds of $8.1 million, and other miscellaneous obligation bonds of $10.3 million. To the extent that surety bonds become unavailable or uneconomic, the Company will seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

From time to time the Company uses bank letters of credit to secure its obligations for worker’s compensation programs, various insurance contracts and other obligations. Issuing banks currently require that such letters of credit be secured by funds deposited into restricted accounts pledged to the banks under reimbursement agreements or be issued under the Company’s asset-based revolving credit facility. At September 30, 2004, the Company had $142.9 million of letters of credit outstanding, of which $100.0 million was collateralized by $105.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks, and $41.9 million was issued under the Company’s asset-based lending arrangement. No claims were outstanding against those letters of credit as of September 30, 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(7)	Pension Expense

Net periodic pension expense for both the Company’s qualified defined benefit pension plan and nonqualified supplemental benefit pension plan includes the following components:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In Thousands)
Service cost	$2,103	$2,868	$6,120	$8,604
Interest cost	3,030	2,821	9,091	8,463
Expected return on plan assets	(4,242)	(3,615)	(12,725)	(10,845)
Recognized loss	787	1,184	2,361	3,552
Amortization of prior service cost	10	33	30	99

Net periodic pension expense	$1,688	$3,291	$4,877	$9,873

No company contributions were made in the three months and nine months ended September 30, 2004 or in the three months and nine months ended September 30, 2003 for the qualified defined benefit pension plan as all benefits were paid through plan assets; however, the Company paid benefit payments to participants for the nonqualified supplemental benefit pension plan of $0.01 million for the three months ended September 30, 2004 and 2003, and $0.03 million for the nine months ended September 30, 2004 and 2003. No company contributions are required to be made into the qualified defined benefit pension plan during 2004. The Company may elect to make contributions to the plan at its discretion.

(8)	Black Lung and Workers’ Compensation Expense

Expenses for black lung benefits and workers’ compensation related benefits include the following components:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In Thousands)
Self- insured black lung benefits
Service cost	$833	$746	$2,500	$2,237
Interest cost	972	904	2,915	2,712
Amortization of actuarial gain	(115)	(400)	(346)	(1,200)

Subtotal self-insured black lung benefits expense	1,690	1,250	5,069	3,749

Other workers’ compensation benefits	8,486	8,806	28,183	23,356

Total black lung and workers’ compensation expense	$10,176	$10,056	$33,252	$27,105

Payments for benefits, premiums and other costs related to black lung and workers’ compensation liabilities were $8.9 million for the three months ended September 30, 2004 and 2003, and were $27.0 million and $25.4 million for the nine months ended September 30, 2004 and 2003, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(9)	Other Postretirement Benefits Expense

Net periodic postretirement benefit cost includes the following components:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In Thousands)
Service cost	$1,015	$1,241	$3,496	$3,723
Interest cost	1,709	1,906	5,940	5,718
Recognized loss	299	466	1,725	1,398
Amortization of prior service cost	(171)	(102)	(514)	(306)

Net periodic postretirement benefit cost	$2,852	$3,511	$10,647	$10,533

Payments for benefits related to postretirement benefit cost were $1.1 million and $0.7 million, for the three months ended September 30, 2004 and 2003, respectively, and were $3.9 million and $2.3 million, for the nine months ended September 30, 2004 and 2003, respectively.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was enacted. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company has included the effects of the Act in its financial statements for the quarter ended September 30, 2004 in accordance with FASB Staff Position No. FAS 106-2 “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). Incorporation of the provisions of the Act resulted in a reduction to the Company’s postretirement benefit obligation as of July 1, 2004 of $27.2 million. The impact of the Act resulted in a reduction in the net periodic postretirement benefit cost of $2.1 million for the second half of 2004. Net periodic postretirement benefit cost for the quarter ended September 30, 2004 reflects $1.1 million of this benefit. Certain definitions and interpretations, yet to be issued by the federal government, could require the Company to adjustment future estimates.

(10)	Other Items Affecting Net Income

During the third quarter of 2004, the Company recognized a gain of $3.0 million (pre-tax) related to a refund of black lung excise taxes paid on coal export sales tonnage. The payment of black lung excise taxes on exported coal was determined to be unconstitutional by a 1998 federal district court decision. During the quarter, the Internal Revenue Service substantially completed its audit of the Company’s requested refund of black lung excise tax payments. Approximately $1.7 million (pre-tax) of this refund is reflected as a reduction of Cost of produced coal revenue for the three and nine months ended September 30, 2004, with the remaining portion reflected in Interest income.

During the third quarter of 2004, the Company released $5.6 million of a federal income tax reserve due to the closing of a statutory period, which is reflected in Income tax benefit for the three and nine months ended September 30, 2004.

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

The number of shares used to calculate basic earnings per share for the three months and nine months ended September 30, 2004 and 2003 is based on the weighted average outstanding shares of Massey during the respective periods. The number of shares used to calculate diluted earnings per share is based on the number of shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by Massey employees and directors during each period and debt securities currently convertible into common stock during each period. In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities in the amount of 6.8 million and 0.4 million shares was excluded from the calculation of the diluted earnings (loss) per common share in the three months ended September 30, 2004 and 2003, respectively, and in the amount of 4.5 million and 0.4 million shares was excluded from the calculation of the diluted earnings (loss) per common share in the nine months ended September 30, 2004 and 2003, respectively, as such inclusion would result in antidilution.

The computations for basic and diluted income (loss) per share are based on the following per share information:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In Thousands)
Numerator:
Income (loss) before cumulative effect of accounting change	$1,990	$(3,854)	$12,406	$(15,649)
Cumulative effect of accounting change	—	—	—	(7,880)

Net income (loss) – numerator for basic and diluted	$1,990	$(3,854)	$12,406	$(23,529)

Denominator:
Weighted average shares – denominator for basic	75,268	74,574	75,126	74,552
Effect of stock options/restricted stock	960	—	907	—

Adjusted weighted average shares – denominator for diluted	76,228	74,574	76,033	74,552

Income (loss) per share:
Basic:
Before cumulative effect of accounting change	$0.03	$(0.05)	$0.17	$(0.21)
Cumulative effect of accounting change	—	—	—	(0.11)

Net income (loss)	$0.03	$(0.05)	$0.17	$(0.32)

Diluted:
Before cumulative effect of accounting change	$0.03	$(0.05)	$0.16	$(0.21)
Cumulative effect of accounting change	—	—	—	(0.11)

Net income (loss)	$0.03	$(0.05)	$0.16	$(0.32)

The Company’s 4.75% Convertible Senior Notes are convertible by holders into shares of Massey’s common stock during certain periods under certain circumstances. As of September 30, 2004, the price of Massey’s common stock had reached the specified threshold for conversion. Consequently, the 4.75% Convertible Senior Notes are convertible until December 31, 2004, the last day of the Company’s fourth quarter. The 4.75% Convertible Senior Notes may be convertible beyond this date if the specified threshold for conversion is met in subsequent quarters.

The Company’s 2.25% Convertible Senior Notes are convertible by holders into shares of Massey’s common stock during certain periods under certain circumstances. None of the 2.25% Convertible Senior Notes were eligible for conversion at September 30, 2004. If all of the 2.25% Convertible Senior Notes outstanding at September 30, 2004 had been eligible and were converted, the Company would have been required to issue 5.2 million shares of common stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(12)	Stock Plans

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded based on the quoted market price of the Company’s stock at the end of the period. The Company has implemented the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). The Company has recognized no stock-based compensation expense related to stock options in the three months and nine months ended September 30, 2004 and 2003, as all options granted had an exercise price equal to market value of the underlying common stock on the date of the grant. If the Company had followed the fair value method under Statement 123 to account for stock based compensation for stock options, the amount of stock based compensation cost for stock options, net of related tax, which would have been recognized for each period and pro-forma net income for each period would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Amounts)
Net income (loss), as reported	$1,990	$(3,854)	$12,406	$(23,529)
Total stock-based employee compensation expense for stock options determined under Black-Scholes option pricing model	(448)	(522)	(1,342)	(1,551)

Pro forma net income (loss)	$1,542	$(4,376)	$11,064	$(25,080)

Income (Loss) per share:
Basic—as reported	$0.03	$(0.05)	$0.17	$(0.32)
Basic—pro forma	$0.02	$(0.06)	$0.15	$(0.34)
Diluted—as reported	$0.03	$(0.05)	$0.16	$(0.32)
Diluted—pro forma	$0.02	$(0.06)	$0.15	$(0.34)

(13)	Contingencies

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

On October 29, 1998, Harman and its sole shareholder Hugh Caperton filed an action against Massey and certain of its subsidiaries in the Circuit Court of Boone County, West Virginia, alleging that Massey and its subsidiaries tortiously interfered with Harman’s contract with Wellmore, thereby causing Harman to go out of business. On August 1, 2002, the jury awarded the plaintiffs $50 million in compensatory and punitive damages. On July 17, 2003, the Court ordered the Company to post a $55 million letter of credit to secure the jury verdict and interest. On June 30, 2004, the Court denied the Company’s motion to eliminate or reduce punitive damages. The Company awaits rulings on its August 29, 2002, motions to eliminate or reduce the verdict and for a new trial. Massey will appeal to the Supreme Court of Appeals of West Virginia, if necessary. The Company has accrued a liability of $34.1 million, including $6.1 million of interest, which is included in Other current liabilities in the Condensed Consolidated Financial Statements. The Company believes this accrual is a fair estimate of the eventual total payout in this case.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Martin County Impoundment Discharge

On October 11, 2000, a partial failure of the coal refuse impoundment at Martin County Coal Corporation, one of the Company’s subsidiaries, released approximately 230 million gallons of coal slurry into two tributary streams of the Big Sandy River in eastern Kentucky. As of September 30, 2004, the Company had incurred a total of approximately $76.3 million of cleanup costs and other spill related costs, including claims, fines and other items, of which $72.8 million has been paid directly or reimbursed by insurance companies. Cleanup is complete. The Company continues to seek insurance reimbursement of any and all covered costs. Most of the claims, fines, penalties and lawsuits from the impoundment failure have been satisfied or settled. Remaining issues (none of which the Company considers material) include:

•	four lawsuits (one seeking class certification) in the Circuit Court of Martin County, Kentucky, asserting claims for personal injury, property and other damages, and seeking unquantified compensatory and punitive damages allegedly resulting from the incident. An additional case was settled during the third quarter of 2004, for a di-minimus amount;

•	various citations issued by the Federal Mine Safety and Health Administration (“MSHA”) following the impoundment discharge, and two penalties assessed totaling approximately $110,000. The citations allege that the Company violated the MSHA-approved plan for operation of the facility. The Company contested the violations and penalty amounts, which resulted in a directed verdict rescinding one of the assessed penalties totaling $55,000, and reduction of the remaining $55,000 penalty to $5,500. MSHA and the Company have appealed; and

•	subpoenas from a federal grand jury of the U.S. District Court for the Eastern District of Kentucky requesting information relating to the impoundment discharge. The Company has responded to the subpoenas.

The Company believes, but cannot assure, that it has insurance coverage applicable to these items, at least with respect to costs other than governmental penalties, such as those assessed by MSHA, and punitive damages, if any. The Company believes this matter will be resolved without a material impact on its cash flows, results of operations or financial condition.

West Virginia Flooding Litigation

Since July 2001, seven subsidiaries of the Company have been named, along with approximately 170 other companies, in 35 separate complaints filed in the Circuit Courts of Boone, Fayette, Kanawha, McDowell, Mercer, Raleigh and Wyoming Counties, West Virginia. These cases cover approximately 2,100 plaintiffs who filed suit on behalf of themselves and others similarly situated, seeking unquantified damages for property damage and personal injuries arising out of flooding that occurred in southern West Virginia on or about July 8, 2001. The plaintiffs sued coal, timber, railroad and land companies under the theory that mining, construction of haul roads and removal of timber caused natural surface waters to be diverted and interrupted in an unnatural way, thereby causing damage to the plaintiffs. The Supreme Court of Appeals of West Virginia ruled that these cases, along with 21 additional flood damage cases not involving the Company’s subsidiaries, would be handled pursuant to the Court’s mass litigation rules. The cases were transferred to the Circuit Court of Raleigh County, West Virginia, to be handled by a panel consisting of three circuit court judges. On August 1, 2003, the panel certified nine questions to the Supreme Court of Appeals of West Virginia. On June 9, 2004, the Supreme Court of Appeals heard oral argument on the nine questions. The Court requested further briefing on these questions, with additional oral argument heard on September 1, 2004. All matters have been stayed pending a ruling from the Supreme Court of Appeals on the nine certified questions. The Company believes that it has insurance coverage applicable to these items.

In August 2004, five of the same seven subsidiaries of the Company were named in six new civil actions filed in Boone, McDowell, Mingo, Raleigh, Summers, and Wyoming Counties, West Virginia. Similar to the complaints concerning flooding on or about July 8, 2001, these complaints seek unquantified damages for property damage and personal injuries arising out of flooding on or about May 2, 2002. Collectively, the complaints name approximately 360 plaintiffs and 35 defendants. The Company’s subsidiaries responded, filing motions to dismiss or, in the alternative, for a more definite statement of the allegations. The claims set forth in these new actions are not part of the referred cases pending as mass litigation noted above.

While the outcome of this litigation is subject to uncertainties, the Company believes these matters will be resolved without a material impact on its cash flows, results of operations or financial condition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Delbarton Water Claims Litigation

In July 2002, two cases were filed by approximately 230 plaintiffs in the Circuit Court of Mingo County, West Virginia, alleging that the Company’s Delbarton Mining Company’s mining activities destroyed nearby residents’ water supplies. Plaintiffs sought to recover unquantified compensatory and punitive damages for personal injuries and property damages. Delbarton provided almost all of the plaintiffs with replacement water sources. On May 26, 2004, following the first phase of trial on liability issues, a jury found that Delbarton’s mining failed to protect water supplies and caused material damage to the hydrologic balance. On September 17, 2004, following the second phase of the trial, the jury awarded $1.6 million in compensatory damages, but no punitive damages. The plaintiffs are now seeking an award of attorney’s fees and a new trial. The Company believes that it has insurance coverage applicable to these items and that this matter will be resolved without a material impact on its cash flows, results of operations or financial condition.

Shareholder Derivative Suit

On August 5, 2002, one shareholder filed a suit styled as a derivative action in the Circuit Court of Boone County, West Virginia, naming the Company, each of its directors, and certain of its current and former officers. The suit alleges (i) breach of fiduciary duties against all of the defendants for refusing to cause the Company to comply with environmental, labor and securities laws, and (ii) improper insider trading by certain of the Company’s current and former officers. Plaintiff claims to seek recovery on behalf of the Company of unquantified damages. The Company and the other defendants removed the case to the U.S. District Court for the Southern District of West Virginia, but the case was remanded to the Circuit Court of Boone County, West Virginia. On October 31, 2003, motions to dismiss were argued to the Court. Discovery continues while awaiting rulings. The Company’s Directors & Officers liability policy insurance carrier informed the Company that it partially disputes coverage, arguing that not all claims were covered. The Company disagrees and on May 24, 2004, filed a third party complaint against the carrier in the underlying lawsuit, asking the Court to declare that the policy covers all claims made and to order reimbursement of legal fees and indemnification from damages assessed in the suit, if any. On September 10, 2004, the carrier filed an answer, counterclaim and cross-claim. On September 29, 2004, the Company filed its answer and affirmative defenses to the counterclaim. The Company believes this matter will be resolved without a material impact on its cash flows, results of operations or financial condition.

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

In March 2004, seven residents of Mingo County, West Virginia, filed a similar lawsuit in the Circuit Court of Mingo County, West Virginia, against the Company and three subsidiaries, raising similar claims and seeking similar relief. Although this case had not been referred to the mass litigation panel, the plaintiffs in all five trucking cases requested that the cases be further consolidated, the scope of their claims be expanded statewide, claims be added against land companies, and class action status be granted. On June 6, 2004, the panel denied those requests, while granting plaintiffs in the first four cases additional time to conduct additional discovery and to refile their motions if plaintiffs obtained sufficient supporting evidence. The panel reset a hearing on class certification and any renewed motions for January 7, 2005. Discovery is continuing in those cases. On October 21, 2004, the Court in the Mingo County case entered an Order transferring the fifth case to the mass litigation panel. The Company believes that it has insurance coverage applicable to these items.

The Company believes these matters will be resolved without a material impact on its cash flows, results of operations or financial condition.

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

On July 8, 2004, the Court (i) found that NWP 21 does not comply with the Clean Water Act and the Corps’ approach to NWP 21 was unlawful, (ii) enjoined the Corps from approving future valley fills or surface impoundments under NWP 21 in the Southern District of West Virginia, and (iii) ordered the Corps to suspend 11 prior permit approvals for construction of valley fills or surface impoundments if construction had not commenced. Five of the 11 permits are for operations at subsidiaries of the Company. On July 19, 2004, plaintiffs asked the Court to revoke six additional permits previously issued by the Corps if construction had not commenced, three of which permits are for operations at subsidiaries of the Company. On August 13, 2004, the Court granted the motion in part, suspending all existing NWP 21 authorizations for valley fills and surface impoundments in the Southern District of West Virginia if construction had not commenced as of July 8, 2004. On August 31, 2004, the Court denied motions to clarify its August 13 Order regarding what constitutes commencing construction. Currently, the Corps is developing an interpretation of what constitutes commencing construction. The Corps and the coal industry have appealed the Court’s rulings to the United States Court of Appeals for the Fourth Circuit. The Company believes this matter will be resolved without a material impact on its cash flows, results of operations or financial condition.

* * * * * * * *

The Company is involved in various other legal actions incidental to the conduct of its businesses. Management does not expect a material impact to its cash flows, results of operations or financial condition by reason of these actions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes contained above and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the Company’s Quarterly Report on Form 10-Q for the periods ending March 31, 2004 and June 30, 2004.

FORWARD-LOOKING INFORMATION

From time to time, Massey makes certain comments and disclosures in reports and statements, including this report, or statements made by its officers and designees, which may be forward-looking in nature. Examples include statements related to the Company’s future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding. These forward-looking statements could also involve, among other things, statements regarding the Company’s intent, belief or expectation with respect to:

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

EXECUTIVE OVERVIEW

Massey operates coal mines and processing facilities in Central Appalachia, which generate revenues and cash flow through the mining, processing and selling of low sulfur coal of steam and metallurgical grades. The Company also generates income and cash flow through other coal-related businesses and joint ventures, including the operation of material handling facilities and a synfuel production plant.

During 2004, a worldwide shortage of certain grades of coal has allowed the Company to benefit from a steady increase in prices of steam and metallurgical coal sourced from the Central Appalachian region to near historic highs. While the third quarter results reflect a limited benefit from these increased prices, the Company has been able to negotiate substantially higher sales prices for contracted sales for the next three years. In reaction to the improved coal markets, the Company has increased its production capacity of utility grade coal by opening new surface mines and increasing its capital spending on new, highly productive surface mine equipment.

In the third quarter, shipments were negatively affected by the continuation of poor railroad service, by the idling of a longwall at the Independence resource group due to a delay in the development of the next longwall panel, and by an extremely tight regional labor market that delayed production from several mines that were expected to be producing. The shortage of labor in the Central Appalachian region continues to be the most difficult business issue facing the Company. Given the current level of demand in the marketplace, retaining experienced workers, particularly for underground mining, is a difficult issue. High turnover continues to hamper the Company’s production efforts and negatively impact its costs. In an effort to stabilize its workforce, the Company has increased its wage and benefit package and accelerated its training and hiring programs. Financial results were further negatively affected by high diesel fuel and steel costs.

The Company reported after-tax income for the quarter ended September 30, 2004 of $2.0 million, or $0.03 per share ($0.03 per diluted share), compared to an after-tax loss of $3.9 million, or $0.05 per share for the third quarter of 2003. For the nine months ended September 30, 2004, the Company recorded after-tax income of $12.4 million, or $0.17 per share ($0.16 per diluted share), compared to an after-tax loss of $23.5 million, or $0.32 per share for the first nine months of 2003. The loss in 2003 included a gain of $17.7 million (pre-tax) related to the settlement of a property and business interruption claim. The loss in 2003 also included a $7.9 million, or $0.11 per share, charge to record the cumulative effect of an accounting change. Excluding this charge, the Company reported an after-tax loss of $15.6 million, or $0.21 per share for the first nine months of 2003.

RESULTS OF OPERATIONS

Three months ended September 30, 2004 compared with the three months ended September 30, 2003

Revenues

For the three months ended September 30, 2004, produced coal revenue increased 18 percent to $366.6 million compared with $310.7 million for the three months ended September 30, 2003. The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the third quarter of 2004 compared to the third quarter of 2003:

	Three months ended September 30,
(In Millions, Except Per Ton Amounts)	2004	2003	Increase (Decrease)	% Increase (Decrease)
Produced tons sold:
Utility	6.6	7.1	(0.5)	(7)%
Metallurgical	2.5	2.0	0.5	25%
Industrial	1.0	0.9	0.1	11%

Total	10.1	10.0	0.1	1%

Produced coal revenue per ton sold:
Utility	$32.34	$29.59	$2.75	9%
Metallurgical	45.98	34.42	11.56	34%
Industrial	38.95	33.06	5.89	18%
Weighted average	36.33	30.85	5.48	18%

The improvement in Massey’s third quarter average per ton sales price is attributable to higher demand for all grades of coal in the U.S. and for metallurgical coal worldwide. A worldwide economy recovery and rapid economic expansion in China has resulted in shortages of certain coals, significantly increasing the market prices of these coals. The Company was able to take some advantage of the market situation during the third quarter, even though the majority of its coal was committed to customers prior to the rise in coal prices, by shifting some production from the utility market to the higher-priced export metallurgical market. The Company’s exports of metallurgical coal increased by 0.7 million tons, or 88 percent, to 1.5 million tons in the third quarter of 2004 from 0.8 million tons in the same quarter in 2003.

Freight and handling revenue increased $8.0 million, or 40 percent, to $27.9 million for the third quarter of 2004 compared with $19.9 million for the third quarter of 2003, due to increased export shipments and more shipments to customers where freight and handling are paid by the Company.

Purchased coal revenue decreased $7.2 million, or 24 percent, to $22.5 million for the third quarter of 2004 from $29.7 million for the third quarter of 2003, due to a decrease in purchased tons sold from 0.8 million in the third quarter of 2003 to 0.5 million in the third quarter of 2004. Massey purchases varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, coal handling facility fees, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract buyout payments, and miscellaneous income, increased to $13.5 million for the third quarter of 2004 from $12.9 million for the third quarter of 2003.

Insurance settlement revenue for the three months ended September 30, 2003, consists of $21 million of proceeds received for the settlement of a property and business interruption claim, which, after adjusting for a previously booked receivable and claim settlement expenses, resulted in a gain of $17.7 million (pre-tax).

Costs

Cost of produced coal revenue increased approximately 6 percent to $296.6 million for the third quarter of 2004 from $278.6 million for the third quarter of 2003. Cost of produced coal revenue on a per ton of coal sold basis increased 5 percent in the third quarter of 2004 compared with the third quarter of 2003. This increase resulted from a variety of factors including higher labor and training costs, increased diesel fuel and steel prices, some longwall productivity issues, including the idling of a longwall mine awaiting the development of its next panel, and higher sales-related costs due to the increase in average realized prices. Tons produced in the third quarter of 2004 were 10.4 million compared to 9.8 million in the third quarter of 2003.

Freight and handling costs increased $8.0 million, or 40 percent, to $27.9 million for the third quarter of 2004 compared with $19.9 million for the third quarter of 2003, due to increased export shipments and more shipments to customers where freight and handling are paid by the Company.

Cost of purchased coal revenue decreased $9.1 million, or 30 percent, to $21.6 million for the third quarter of 2004 from $30.7 million for the third quarter of 2003, due to a decrease in purchased tons sold from 0.8 million in the third quarter of 2003 to 0.5 million in the third quarter of 2004.

Depreciation, depletion and amortization increased by 25 percent to $60.4 million in the third quarter of 2004 compared to $48.4 million for the third quarter of 2003, primarily due to the write-off of $6.1 million (pre-tax) of capitalized development costs at an idle mine and an active gas well and an increased depreciable asset base in 2004 compared to 2003.

Selling, general and administrative expenses were $16.2 million for the third quarter of 2004 compared to $9.1 million for the third quarter of 2003. The increase was primarily attributable to higher stock-based compensation accruals based on the higher average market price of the Company’s common stock during the third quarter of 2004 compared to the third quarter of 2003.

Other expense, which consists of costs associated with the generation of other revenue, such as costs to operate the coal handling facilities, gas wells, and other miscellaneous expenses, decreased $0.4 million from $2.0 million for the third quarter of 2003 to $1.6 million for the third quarter of 2004.

Interest

Interest expense increased to $14.0 million for the third quarter of 2004 compared with $10.8 million for the third quarter of 2003. The higher interest expense was primarily due to higher debt levels in 2004 compared to 2003.

Income Taxes

Income tax benefit was $6.7 million for the third quarter of 2004 compared with $3.5 million for the third quarter of 2003. The tax rate for the third quarter of 2004 was favorably impacted by percentage depletion allowances and the closing of a federal statutory period. In accordance with Company policy, a reserve was released for the closed statutory period. Because of the tax benefit recognized as a result of the closing of the statutory period, the tax rate for the three months ended September 30, 2004 should not be considered indicative of future tax rates.

Nine months ended September 30, 2004 compared with the nine months ended September 30, 2003

Revenues

For the nine months ended September 30, 2004, produced coal revenue increased 17 percent to $1,095.8 million compared with $939.0 million for the nine months ended September 30, 2003. The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the first nine months of 2004 compared to the first nine months of 2003:

	Nine months ended September 30,
(In Millions, Except Per Ton Amounts)	2004	2003	Increase (Decrease)	% Increase (Decrease)
Produced tons sold:
Utility	19.5	21.0	(1.5)	(7)%
Metallurgical	8.2	6.9	1.3	19%
Industrial	3.2	2.8	0.4	14%

Total	30.9	30.7	0.2	1%

Produced coal revenue per ton sold:
Utility	$31.21	$28.85	$2.36	8%
Metallurgical	45.24	34.70	10.54	30%
Industrial	37.28	33.27	4.01	12%
Weighted average	35.54	30.57	4.97	16%

The improvement in Massey’s year-to-date average per ton sales prices is attributable to higher demand for all grades of coal in the U.S. and for metallurgical coal worldwide in 2004. A continuing worldwide economy recovery and rapid economic expansion in China has resulted in shortages of certain coals and has led to consistent increases in the market prices of these coals. The Company has been able to take some advantage of the market situation during the first nine months of 2004, even though the majority of its coal was committed to customers prior to the rise in coal prices, by shifting some production from the utility market to the higher-priced export metallurgical market. The Company’s exports of metallurgical coal increased by 1.6 million tons, or 50 percent, to 4.8 million tons for the first nine months of 2004 from 3.2 million tons in the same period in 2003.

Freight and handling revenue increased $26.4 million, or 40 percent, to $92.9 million for the first nine months of 2004 compared with $66.5 million for the first nine months of 2003, due to increased export shipments and more shipments to customers where freight and handling are paid by the Company.

Purchased coal revenue decreased $18.1 million, or 22 percent, to $65.1 million for the first nine months of 2004 from $83.2 million for the first nine months of 2003, due to a decrease in purchased tons sold from 2.3 million in the first nine months of 2003 to 1.6 million in the first nine months of 2004. Massey purchases varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, coal handling facility fees, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract buyout payments, and miscellaneous income, decreased to $42.3 million for the first nine months of 2004 from $52.4 million for the first nine months of 2003. The decrease was due to profits earned on several large customer contract buyouts that occurred in 2003, versus contract settlement losses experienced in the first nine months of 2004 related to the Company’s efforts to shift some production from the utility market to the export metallurgical market.

Insurance settlement revenue for the nine months ended September 30, 2003, consists of $21 million of proceeds received for the settlement of a property and business interruption claim, which, after adjusting for a previously booked receivable and claim settlement expenses, resulted in a gain of $17.7 million (pre-tax).

Costs

Cost of produced coal revenue increased approximately 6 percent to $882.8 million for the first nine months of 2004 from $834.3 million for the first nine months of 2003. Cost of produced coal revenue on a per ton of coal sold basis increased 5 percent in the first nine months of 2004 compared with the first nine months of 2003. This increase resulted from a variety of factors including heavy rains that caused flooding and power outages at a number of the Company’s mines in West Virginia, higher labor and training costs, increased supply costs, including diesel fuel, explosives and steel prices, some longwall productivity issues, and higher sales-related costs due to the increase in average realized prices. Tons produced in the first nine months of 2004 were 31.8 million compared to 30.9 million in the first nine months of 2003.

Freight and handling costs increased $26.4 million, or 40 percent, to $92.9 million for the first nine months of 2004 compared with $66.5 million for the first nine months of 2003, due to increased export shipments and more shipments to customers where freight and handling are paid by the Company.

Cost of purchased coal revenue decreased $19.5 million, or 23 percent, to $65.4 million for the first nine months of 2004 from $84.9 million for the first nine months of 2003, due to a decrease in purchased tons sold from 2.3 million in the first nine months of 2003 to 1.6 million in the first nine months of 2004.

Depreciation, depletion and amortization increased by 15 percent to $163.8 million in the first nine months of 2004 compared to $143.0 million for the first nine months of 2003, primarily due to the write-off of $6.1 million (pre-tax) of capitalized development costs at an idle mine and an active gas well and an increased depreciable asset base in 2004 compared to 2003.

Selling, general and administrative expenses were $45.6 million for the first nine months of 2004 compared to $26.8 million for the first nine months of 2003. The increase was primarily attributable to higher stock-based compensation accruals based on the appreciation and higher average of the market price of the Company’s common stock during the first nine months of 2004 compared to the same period in 2003.

Other expense, which consists of costs associated with the generation of other revenue, such as costs to operate the coal handling facilities, gas wells, and other miscellaneous expenses, decreased from $7.5 million for the first nine months of 2003 to $7.3 million for the first nine months of 2004.

Interest

Interest expense increased to $46.3 million for the first nine months of 2004 compared with $29.9 million for the first nine months of 2003. The higher interest expense was primarily due to a $6.1 million accrual for interest on the Harman lawsuit (see Note 13 of the Notes to Condensed Consolidated Financial Statements) and higher debt levels in 2004 compared to 2003.

Income Taxes

Income tax benefit was $14.2 million for the first nine months of 2004 compared with $15.1 million for the first nine months of 2003. The tax rate for the first nine months of 2004 was favorably impacted by percentage depletion allowances, the closing of a prior period audit by the Internal Revenue Service, and the closing of a federal statutory period. In accordance with Company policy, a reserve was released for the closed statutory periods. Because of the tax benefit recognized as a result of the closing of the statutory periods, the tax rate for the nine months ended September 30, 2004 should not be considered indicative of future tax rates.

Cumulative Effect of Accounting Change

Cumulative effect of accounting change was a charge of $7.9 million, net of tax of $5.0 million for the first nine months of 2003 related to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” as required, effective January 1, 2003. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, our available liquidity was $260.0 million, including cash and cash equivalents of $188.1 million and $71.9 million availability under our asset-based revolving credit facility. The total debt-to-book capitalization ratio was 54.5 percent at September 30, 2004.

The Company’s debt was comprised of the following:

	September 30, 2004	December 31, 2003
	(In Thousands)
6.625% senior notes due 2010	$335,000	$360,000
6.95% senior notes due 2007	239,205	283,000
2.25% convertible senior notes due 2024	175,000	—
4.75% convertible senior notes due 2023	132,000	132,000
Capital lease obligations	46,172	16,254
Fair value hedge valuation	(386)	(3,213)

Total debt	926,991	788,041
Amounts due within one year	(22,617)	(3,714)

Total long-term debt	$904,374	$784,327

Net cash provided by operating activities was $199.5 million for the first nine months of 2004 compared to $9.4 million for the first nine months of 2003. Cash provided by operating activities reflects Net income (loss) adjusted for non-cash charges and changes in working capital requirements. In the first nine months of 2004, $36.6 million of cash previously on deposit to collateralize letters of credit was released upon the closing of the new asset-based revolving credit facility. In the first nine months of 2003, $73.5 million was placed on deposit to collateralize letters of credit and other obligations. Changes in these deposits are included in Changes in operating assets and liabilities.

Net cash utilized by investing activities was $199.8 million and $77.2 million for the first nine months of 2004 and 2003, respectively. The cash used in investing activities reflects capital expenditures in the amount of $252.2 million and $85.9 million for the first nine months of 2004 and 2003, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, and projects to improve the efficiency of mining operations. In addition to the cash spent on capital expenditures, during the first nine months of 2003, the Company leased $6.4 million of mining equipment through operating leases. Additionally, the first nine months of 2004 and 2003 included $52.4 million and $8.7 million, respectively, of proceeds provided by the sale of non-strategic assets. Proceeds for the sale of assets for the first nine months of 2004 include approximately $28.5 million for the sale of a 50% interest in a joint venture to Penn Virginia Resource Partners, L.P. to own and operate end user coal handling facilities (see Note 5 of the Notes to Condensed Consolidated Financial Statements for further discussion).

Financing activities primarily reflect changes in debt levels for the first nine months of 2004 and 2003, as well as the exercising of stock options and payments of dividends. Net cash provided by financing activities was $99.7 million and $114.5 million for the first nine months of 2004 and 2003, respectively. Net cash provided by financing activities for the first nine months of 2004 includes the proceeds from the issuance of the 2.25% Convertible Senior Notes. Additionally, during the first nine months of 2004, the Company made several open-market debt repurchases, retiring a total principal amount of $43.8 million of the 6.95% Senior Notes and $25.0 million of the 6.625% Senior Notes at a cost of $45.1 million and $25.0 million, respectively, including accrued interest. The Company generated $15.0 million from a sale-leaseback (capital lease) transaction of certain mining equipment, compared to $18.0 million of sale-leasebacks (operating leases) in the first nine months of 2004 and 2003, respectively. During the first nine months of 2004, the Company also entered into an additional $27.3 million of capital leases for mining equipment.

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

For a discussion of the Company’s significant contractual obligations, please refer to the section entitled “Liquidity and Capital Resources” within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and the section entitled “Liquidity and Capital Resources” within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

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

The Company uses surety bonds to secure reclamation, workers’ compensation, wage payments, and other miscellaneous obligations. As of September 30, 2004, the Company had $322.3 million of outstanding surety bonds with third parties, including $40.4 million of post-mining reclamation bonds assumed in an acquisition made during the third quarter of 2004 (See Note 5 of the Notes to Condensed Consolidated Financial Statements for further discussion). These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $294.0 million, workers’ compensation bonds of $9.9 million, wage payment and collection bonds of $8.1 million, and other miscellaneous obligation bonds of $10.3 million. To the extent that surety bonds become unavailable or uneconomic, the Company will seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

From time to time the Company uses bank letters of credit to secure its obligations for worker’s compensation programs, various insurance contracts and other obligations. Issuing banks currently require that such letters of credit be secured by funds deposited into restricted accounts pledged to the banks under reimbursement agreements or be issued under the Company’s asset-based revolving credit facility. At September 30, 2004, the Company had $142.9 million of letters of credit outstanding, of which $100.0 million was collateralized by $105.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks, and $41.9 million was issued under the Company’s asset-based lending arrangement. No claims were outstanding against those letters of credit as of September 30, 2004.

OUTLOOK

The combination of high natural gas prices, worldwide economic expansion, especially in China, the weak U.S. dollar, higher ocean freight rates and limited coal supply from Central Appalachia has contributed to a marked improvement in the coal industry environment. Demand for steam and metallurgical grade coals in both the domestic and export markets has been strong and is expected to remain strong, supporting coal prices and positively impacting Massey’s results for 2005 and 2006, especially as existing contracts expire. Massey projects total shipments of 41 to 42 million tons in 2004, with produced coal revenue per ton sold expected to average between $35.50 and $36.00. Massey’s sales for 2005 are essentially fully committed, with expected average coal revenue per ton sold of over $40, and total expected shipments of 46 to 48 million tons. Capital spending for 2004, projected to be $330 million, excluding the buyout of operating leases, has been increased and accelerated to grow capacity to meet market demand and to add more productive, cost effective equipment. Capital spending for 2005 is currently projected to be approximately $275 million.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended September 30, 2004 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, for a discussion of our critical accounting estimates and assumptions. Except as noted below, there have been no material changes to the previously reported information concerning the Company’s Critical Accounting Estimates and Assumptions.

Defined Benefit Pension

The Company has noncontributory defined benefit pension plans that cover substantially all administrative and non-union employees of the Company. Several factors are used to calculate the expense and liabilities related to the plans including assumptions determined by the Company. The actuarial assumptions may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. Based on the actual returns of plan assets, the fluctuation in the discount rate, other changes to the liability amount, and the level of contributions to the plans by the Company, if any, the Company may be required to record a minimum pension liability in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87 “Employer’s Accounting for Pensions,” if the measurement of its plan liability (accumulated benefit obligation) is greater than its related plan assets at December 31, 2004. Any adjustment to the minimum pension liability would be included in other comprehensive loss as a direct charge to shareholders’ equity with no effect on net income. The charge would be equal to the balance recorded in Pension assets at December 31, 2004, plus the difference between the plan liability and the plan assets.

RECENT ACCOUNTING DEVELOPMENTS

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft, “Share-Based Payment, an Amendment to FASB Statements No. 123 and 95.” The proposed guidance would replace existing requirements under Statement 123 and APB No. 25. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense for the award would generally be measured at its fair value at the date of grant. The proposal would no longer allow for the intrinsic value method of accounting prescribed by APB No. 25 and related Interpretations (see Note 12 of the Notes to Condensed Consolidated Financial Statements for further discussion of the Company’s method of accounting for stock-based compensation). Once finalized by the FASB, the new rules would be effective for the Company in the third quarter of 2005.

At its September 2004 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” concerning the accounting for contingently convertible debt instruments, commonly referred to as Co-Cos. Under current interpretations of FASB Statement No. 128, “Earnings per Share,” issuers of Co-Cos exclude the potential common shares underlying the Co-Co from the calculation of diluted earnings per share until the market price or other contingency is met. When the contingency is met, generally the if-converted method is used to calculate the dilutive impact of the instrument. Under the if-converted method, the instrument is considered converted, with the resulting number of shares included in the denominator of the diluted earnings per share calculation and the interest expense, net of tax, added back to the numerator of the diluted earnings per share. The EITF concluded that the contingently issuable shares guidance in Statement 128 does not apply to convertible debt. Therefore, the EITF determined that issuers of Co-Cos should be required to include the dilutive effect in the calculation of diluted earnings per share immediately upon issuance of the instrument, generally using the if-converted method. The EITF concluded that application should be by retroactive restatement of earnings per share. The implementation date is for reporting periods ending after December 15, 2004, or the fourth quarter of 2004 for the Company. See Note 11 of the Notes to Condensed Consolidated Financial Statements for a discussion of the Company’s convertible notes and the impact on earnings per share.

The Company has begun a preliminary analysis of the American Jobs Creation Act of 2004 (the “Act”) that was recently passed by both the House and Senate and signed by the President in October of this year. The Company is currently assessing the 2005 impact of the Act.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The following describes material developments in legal proceedings affecting us, as previously described in Item 3, “Legal Proceedings,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and in Item 1, “Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the periods ended March 31, 2004 and June 30, 2004, as they relate to the quarter ended September 30, 2004.

Certain information responsive to this Item 1 is contained in Note 13, “Contingencies,” of the Notes to the Condensed Consolidated Financial Statements in this report and is incorporated herein by reference.

Environmental Show Cause Orders

In the third quarter, the Company resolved two of the show cause orders issued by the West Virginia Department of Environmental Protection (“WVDEP”) against Independence Coal Company, Inc. (“Independence”), one of the Company’s subsidiaries, for alleged patterns of violations of its surface mining permits. With regards to alleged violations at Independence’s Red Cedar surface mine, the Company agreed to voluntarily suspend operations for three days, undertake certain stream enhancement projects, and enhance monitoring and compliance procedures at the Red Cedar mine. At Independence’s Liberty preparation plant, the Company resolved litigation related to a twelve-day suspension approved by the West Virginia Surface Mine Board by agreeing to suspend operations for seven days and by agreeing to perform an environmental assessment of a nearby stream. The suspension of operations at the Liberty preparation plant occurred during a period when operational difficulties were impacting the supply of coal to the plant and the Company believes this matter will be resolved without a material impact on its cash flows, results of operations or financial condition.

In the second quarter, the Company also resolved show cause orders issued by the WVDEP against the Company’s Omar Mining Company (“Omar”) and Alex Energy, Inc. (“Alex”) subsidiaries. After a show cause hearing, Omar was ordered to suspend operations for five days, or, in lieu of a suspension, undertake certain stream enhancement measures. Omar elected to undertake the stream enhancement measures and will therefore not experience any suspension of operations. Alex settled issues involving a show cause order at its inactive Wildcat mine by agreeing with the WVDEP to a voluntary three-day suspension of operations and by agreeing to enhance its environmental monitoring and compliance efforts. The Company believes this matter will be resolved without a material impact on its cash flows, results of operations or financial condition.

Item 6. EXHIBITS

(a)	EXHIBITS

10.1	First Amendment to that certain Credit Agreement dated January 20, 2004, effective as of March 12, 2004.

10.2	Third Amendment to that certain Credit Agreement dated January 20, 2004, effective as of June 28, 2004.*

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	There is no second amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY
(Registrant)

Date: November 9, 2004	/s/ B. F. Phillips, Jr.
B. F. Phillips, Jr.,
Senior Vice President and Chief Financial Officer

/s/ E. B. Tolbert
E. B. Tolbert, Controller