Form 10-Q
period 2005-03-31
MASSEY ENERGY CO
filed 2005-05-10
CIK 37748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 29, 2005 there were 76,757,747 shares of common stock, $0.625 par value, outstanding.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2005

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

UNAUDITED

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
Revenues
Produced coal revenue	$447,923	$342,435
Freight and handling revenue	37,582	35,032
Purchased coal revenue	35,169	22,364
Other revenue	49,351	11,026

Total revenues	570,025	410,857

Costs and Expenses
Cost of produced coal revenue	350,764	284,179
Freight and handling costs	37,582	35,032
Cost of purchased coal revenue	29,973	23,345
Depreciation, depletion and amortization applicable to:
Cost of produced coal revenue	57,367	49,846
Selling, general and administrative	1,090	1,065
Selling, general and administrative	19,017	11,632
Other expense	2,457	2,430

Total costs and expenses	498,250	407,529

Income before interest and taxes	71,775	3,328

Interest income	1,317	1,488
Interest expense	(14,561)	(12,576)

Income (Loss) before taxes	58,531	(7,760)
Income tax (expense) benefit	(7,904)	5,577

Net income (loss)	$50,627	$(2,183)

Net income (loss) per share—Basic (Note 10)	$0.67	$(0.03)

Net income (loss) per share—Diluted (Note 10)	$0.59	$(0.03)

Shares used to calculate Net income (loss) per share (Note 10)
Basic	76,127	74,946

Diluted	89,305	74,946

Dividends declared per share	$0.04	$0.04

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

UNAUDITED

	MARCH 31, 2005	DECEMBER 31, 2004*
ASSETS

Current Assets
Cash and cash equivalents	$137,047	$122,531
Trade and other accounts receivable, less allowance of $4,240	191,841	168,873
Inventories	294,083	259,785
Deferred taxes	3,085	3,085
Income taxes receivable	30,053	36,876
Other current assets	180,805	199,548

Total current assets	836,914	790,698

Net Property, Plant and Equipment	1,653,776	1,640,203
Other Noncurrent Assets
Pension assets	66,909	68,952
Other	174,056	151,052

Total other noncurrent assets	240,965	220,004

Total assets	$2,731,655	$2,650,905

*	Amounts at December 31, 2004 have been derived from audited financial statements.

(Continued On Next Page)

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

UNAUDITED

	MARCH 31, 2005	DECEMBER 31, 2004*
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable, principally trade and bank overdrafts	$140,244	$134,969
Current portion of debt	38,025	20,333
Payroll and employee benefits	33,754	31,007
Other current liabilities	166,485	145,993

Total current liabilities	378,508	332,302

Noncurrent Liabilities
Long-term debt	872,051	900,195
Deferred taxes	214,880	216,460
Other noncurrent liabilities	434,622	425,075

Total noncurrent liabilities	1,521,553	1,541,730

Shareholders’ Equity
Capital Stock
Preferred – authorized 20,000,000 shares without par value; none issued	—	—
Common – authorized 150,000,000 shares of $0.625 par value; issued and outstanding – 76,758,053 and 76,430,992 shares at March 31, 2005 and December 31, 2004, respectively	47,974	47,769
Additional capital	46,782	39,925
Unamortized executive stock plan expense	(6,077)	(6,162)
Retained earnings	743,066	695,492
Other comprehensive loss	(151)	(151)

Total shareholders’ equity	831,594	776,873

Total liabilities and shareholders’ equity	$2,731,655	$2,650,905

*	Amounts at December 31, 2004 have been derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)

UNAUDITED

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$50,627	$(2,183)
Adjustments to reconcile Net income (loss) to Cash provided by operating activities:
Depreciation, depletion and amortization	58,457	50,911
Deferred taxes	(12)	(697)
Gain on disposal of assets	(39,588)	(4,544)
Changes in operating assets and liabilities	5,835	60,896

Cash provided by operating activities	75,319	104,383

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(86,026)	(81,321)
Proceeds from sale of assets	28,671	6,163

Cash utilized by investing activities	(57,355)	(75,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital lease obligations	(5,315)	(1,849)
Proceeds from sale-leaseback transactions	—	15,000
Dividends paid	(3,039)	(3,008)
Stock options exercised	4,906	3,438

Cash (utilized) provided by financing activities	(3,448)	13,581

Increase in cash and cash equivalents	14,516	42,806
Cash and cash equivalents at beginning of period	122,531	88,753

Cash and cash equivalents at end of period	$137,047	$131,559

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	General

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Annual Report on Form 10-K of Massey Energy Company (“Massey” or the “Company”) for the year ended December 31, 2004. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended March 31, 2005 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2005.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals), which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at March 31, 2005 and December 31, 2004, and its consolidated results of operations and cash flows for the three months ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

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

A.T. Massey fully and unconditionally guarantees the Company’s obligations under the 6.95% senior notes due 2007 (the “6.95% Senior Notes”), the 6.625% senior notes due 2010 (the “6.625% Senior Notes”), the 4.75% convertible senior notes due 2023 (the “4.75% Convertible Senior Notes”) and the 2.25% convertible senior notes due 2024 (the “2.25% Convertible Senior Notes”). In addition, the 6.625% Senior Notes and the 2.25% Convertible Notes are guaranteed by substantially all of the Company’s indirect operating subsidiaries. The subsidiaries not providing a guarantee of the 6.625% Senior Notes and the 2.25% Convertible Notes are minor (as defined under SEC Rule 3-10(h)(6) of Regulation S-X). See Note 5 for a more complete discussion of debt.

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

(2)	Inventories

Inventories are comprised of:

	March 31, 2005	December 31, 2004
	(In Thousands)
Saleable coal	$88,028	$62,893
Raw coal	58,399	59,190
Work in process	110,901	100,937

Subtotal coal inventory	$257,328	$223,020
Supplies inventories	36,755	36,765

Total inventory	$294,083	$259,785

Saleable coal represents coal ready for sale, including inventories designated for customer facilities under consignment arrangements of $32.0 million and $38.1 million at March 31, 2005 and December 31, 2004, respectively. Raw coal represents coal that generally requires further processing prior to shipment to the customer. Work in process consists of the costs incurred to remove overburden above an unmined coal seam as part of the surface mining process.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(3)	Other Current Assets

Other current assets are comprised of the following:

	March 31, 2005	December 31, 2004
	(In Thousands)
Longwall panel costs	$41,610	$53,687
Deposits	110,236	111,141
Other	28,959	34,720

Total other current assets	$180,805	$199,548

Deposits consist primarily of funds placed in restricted accounts with financial institutions to collateralize letters of credit that support workers’ compensation requirements, insurance and other obligations. Deposits also include collateral held from customers as credit enhancement, with a corresponding liability recorded within Other current liabilities. As of both March 31, 2005 and December 31, 2004, deposits include $105.0 million of funds pledged as collateral to support outstanding letters of credit (see Note 5 for further discussion).

(4)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	March 31, 2005	December 31, 2004
	(In Thousands)
Property, plant and equipment, at cost	$3,120,462	$3,113,970
Accumulated depreciation, depletion and amortization	(1,466,686)	(1,473,767)

Net property, plant and equipment	$1,653,776	$1,640,203

On March 31, 2005, the Company sold its ownership interest in the property known as Big Elk Mining Company to a privately held coal company for total consideration of $52.5 million in cash and non-interest bearing notes, plus the assumption of reclamation liabilities associated with the property of approximately $10.1 million. The Big Elk operations included a preparation plant, rail loadout and approximately 12 million tons of coal reserves. Included in the sale were approximately 5 million tons of coal reserves in Mingo and McDowell Counties, West Virginia held by two separate subsidiaries of the Company. The Company received $22.5 million in cash and $30 million in a non-interest bearing note. The total realized gain on the sale was $45.6 million, of which $11.6 million was deferred as an allowance against the non-interest bearing note. The recognized gain of $34.0 million (pre-tax) is included within Other revenue for the first quarter of 2005.

(5)	Debt

The Company’s debt is comprised of the following:

	March 31, 2005	December 31, 2004
	(In Thousands)
6.625% senior notes due 2010	$335,000	$335,000
6.95% senior notes due 2007	239,205	239,205
2.25% convertible senior notes due 2024	175,000	175,000
4.75% convertible senior notes due 2023	132,000	132,000
Capital lease obligations	35,494	40,809
Fair value hedge valuation	(6,623)	(1,486)

Total debt	910,076	920,528
Amounts due within one year	(38,025)	(20,333)

Total long-term debt	$872,051	$900,195

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The weighted average effective interest rate of the outstanding borrowings was 5.3% and 5.1% at March 31, 2005 and December 31, 2004, respectively, after giving effect to the interest rate swap (see discussion of fair value hedge below). At March 31, 2005, the Company’s available liquidity was $224.3 million, including cash and cash equivalents of $137.0 million and $87.3 million availability on its asset-based revolving credit facility.

Senior Note Repurchases

On March 29, 2004, the Company entered into a commitment to repurchase a total principal amount of $19.1 million of the 6.95% Senior Notes at a cost of $19.8 million, which excludes accrued interest. These 6.95% Senior Notes were repurchased on April 1, 2005, and are included above in the Amounts due within one year.

Capital Leases

During the first quarter of 2004, the Company generated $15.0 million from a sale-leaseback (operating lease). During the first quarter of 2004, the Company also entered into $10.3 million of capital leases for mining equipment. The leases are for periods ranging from approximately 2 to 3 years with no residual value guarantee. During the first quarter of 2005, the Company did not enter into any capital leases.

Fair Value Hedge

On November 10, 2003, the Company entered into a fixed interest rate to floating interest rate swap agreement with a highly rated financial institution covering a notional amount of debt of $240 million. The Company designated this swap as a fair value hedge of a portion of its 6.625% Senior Notes. The fair value estimate is based on the cost that would be incurred to terminate the contract. The Company would have paid $6.6 million and $1.5 million to terminate the interest rate swap contract in place as of March 31, 2005 and December 31, 2004, respectively. The fair value of the swap is recorded in Other noncurrent liabilities. To the extent the fair value of the swap obligation is above a $20 million threshold, the Company will be required to post collateral to cover the amount of liability that exceeds the threshold. The threshold amount will vary depending on the Company’s unsecured debt credit rating as determined by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services.

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

The Company uses surety bonds to secure reclamation, workers’ compensation, wage payments, and other miscellaneous obligations. As of March 31, 2005, the Company had $314.9 million of outstanding surety bonds. Those bonds were in place to secure obligations as follows: post-mining reclamation bonds of $285.1 million, workers’ compensation bonds of $10.0 million, wage payment and collection bonds of $8.5 million, and other miscellaneous obligation bonds of $11.3 million.

Generally, the availability and market terms of surety bonds continue to be challenging. If the Company is unable to meet certain financial tests, or to the extent that surety bonds otherwise become unavailable, the Company would need to replace the surety bonds or seek to secure them with letters of credit, cash deposits, or other suitable forms of collateral. As of March 31, 2005, the Company had secured $37.8 million of surety obligations with letters of credit.

From time to time the Company uses bank letters of credit to secure its obligations for worker’s compensation programs, various insurance contracts and other obligations. Issuing banks currently require that such letters of credit be secured by funds deposited into restricted accounts pledged to the banks under reimbursement agreements or be issued under the Company’s asset-based revolving credit facility. At March 31, 2005, the Company had $142.6 million of letters of credit outstanding, of which $100.0 million was collateralized by $105.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks, and $42.6 million was issued under the Company’s asset-based lending arrangement. No claims were outstanding against those letters of credit as of March 31, 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(6)	Pension Expense

Net periodic pension expense for both the Company’s qualified defined benefit pension plan and nonqualified supplemental benefit pension plan includes the following components:

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
Service cost	$2,480	$2,102
Interest cost	3,193	3,067
Expected return on plan assets	(4,441)	(4,244)
Recognized loss	946	806
Amortization of prior service cost	10	33

Net periodic pension expense	$2,188	$1,764

The Company changed its expected rate of return on plan assets from 8.5% in 2004 to 8.0% in the first quarter of 2005. No company contributions were made in the three months ended March 31, 2005 or in the three months ended March 31, 2004 for the qualified defined benefit pension plan as all benefits were paid through plan assets; however, the Company paid benefit payments to participants for the nonqualified supplemental benefit pension plan of $0.01 million for both the three months ended March 31, 2005 and 2004. No company contributions are required to be made into the qualified defined benefit pension plan during 2005. The Company may elect to make contributions to the plan at its discretion.

(7)	Black Lung and Workers’ Compensation Expense

Expenses for black lung benefits and workers’ compensation related benefits include the following components:

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
Self-insured black lung benefits:
Service cost	$965	$932
Interest cost	1,000	943
Amortization of actuarial (gain) loss	9	(147)

	1,974	1,728

Other workers’ compensation benefits	10,356	9,760

	$12,330	$11,488

Payments for benefits, premiums and other costs related to black lung and workers’ compensation liabilities were $9.9 million and $8.6 million, for the three months ended March 31, 2005 and March 31, 2004, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(8)	Other Postretirement Benefits Expense

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
Service cost	$1,158	$1,298
Interest cost	1,767	2,024
Recognized loss	359	612
Amortization of prior service credit	(171)	(171)

Net periodic postretirement benefit cost	$3,113	$3,763

Payments for benefits related to postretirement benefit cost were $1.0 million and $1.5 million, for the three months ended March 31, 2005 and March 31, 2004, respectively.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was enacted. The Medicare Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company has included the effects of the Medicare Act in its financial statements for the quarter ended March 31, 2005, which were not material, in accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 106-2 “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”

(9)	Other Items Affecting Net Income

During the first quarter of 2005, the Company recorded a pre-tax adjustment of $9.1 million stemming from a quarter-end increase in legal reserves. The adjustment is reflected within Cost of produced coal revenue.

(10)	Earnings Per Share

The number of shares used to calculate basic earnings per share for the three months ended March 31, 2005 and 2004 is based on the weighted average outstanding shares of Massey during the respective periods. The number of shares used to calculate diluted earnings per share is based on the number of shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by Massey employees and directors during each period and debt securities currently convertible into common stock during each period. In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities in the amount of 7.9 million shares was excluded from the calculation of the diluted loss per common share in the three months ended March 31, 2004, as such inclusion would result in antidilution.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The computations for basic and diluted loss per share are based on the following per share information:

	Three Months Ended March 31,
	2005	2004
	(In Thousands, Except Per Share Amounts)
Numerator:
Net income (loss) – numerator for basic	$50,627	$(2,183)
Effect of convertible notes	2,306	—

Adjusted net income (loss) – numerator for diluted	$52,933	$(2,183)

Denominator:
Weighted average shares – denominator for basic	76,127	74,946
Effect of stock options/restricted stock	1,162	—
Effect of convertible notes	12,016	—

Adjusted weighted average shares – denominator for diluted	89,305	74,946

Income (loss) per share:
Basic	$0.67	$(0.03)

Diluted	$0.59	$(0.03)

Both the Company’s 4.75% Convertible Senior Notes and 2.25% Convertible Senior Notes are convertible by holders into shares of Massey’s common stock during certain periods under certain circumstances. As of March 31, 2005, the price of Massey’s common stock had reached the specified threshold for conversion. Consequently, the 4.75% Convertible Senior Notes and 2.25% Convertible Senior Notes are convertible until June 30, 2005, the last day of the Company’s second quarter. The 4.75% Convertible Senior Notes and 2.25% Convertible Senior Notes may be convertible beyond this date if the specified threshold for conversion is met in subsequent quarters.

(11)	Stock Plans

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded based on the quoted market price of the Company’s stock at the end of the period. Stock-based compensation other than stock options is recorded to expense on a straight-line basis. The Company has implemented the disclosure-only provisions of Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) issued by the FASB. The Company has recognized no stock-based compensation expense related to stock options in any period as all options granted had an exercise price equal to market value of the underlying common stock on the date of the grant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

If the Company had followed the fair value method under SFAS 123 to account for stock based compensation cost for stock options using a straight-line basis, the amount of stock based compensation cost for stock options, net of related tax, which would have been recognized for each period and pro-forma net income for each period would have been as follows:

	Three Months Ended March 31,
	2005	2004
	(In Thousands, Except Per Share Amounts)
Net income (loss), as reported	$50,627	$(2,183)
Deduct: Total stock-based employee compensation expense for stock options determined under Black-Scholes option pricing model (net of tax)	(915)	(447)
Pro forma net income (loss)	$49,712	$(2,630)

Income (Loss) per share:
Basic—as reported	$0.67	$(0.03)
Basic—pro forma	$0.65	$(0.04)
Diluted—as reported	$0.59	$(0.03)
Diluted—pro forma	$0.58	$(0.04)

(12)	Contingencies

Harman Suit

In December 1997, the Company’s then subsidiary Wellmore Coal Corporation (“Wellmore”) declared force majeure under its coal supply agreement with Harman Mining Corporation (“Harman”) and reduced the amount of coal to be purchased from Harman. On October 29, 1998, Harman and its sole shareholder sued the Company and certain of its subsidiaries in the Circuit Court of Boone County, West Virginia, alleging that the Company and such subsidiaries tortiously interfered with Wellmore’s agreement with Harman, causing Harman to go out of business. On August 1, 2002, the jury awarded the plaintiffs $50 million in compensatory and punitive damages. On March 16, 2005, the Court denied the Company’s August 29, 2002, motions to eliminate or reduce the verdict and for a new trial. The Company is appealing the case to the West Virginia Supreme Court of Appeals. The Company has accrued a liability of $35.5 million, including $7.5 million of interest, which is included in Other current liabilities in the Consolidated Financial Statements. The Company believes this accrual is a fair estimate of the eventual total payout in this case.

Martin County Impoundment Discharge

On October 11, 2000, a partial failure of the coal refuse impoundment of Martin County Coal Corporation, a subsidiary of the Company, released approximately 250 million gallons of coal slurry into two tributary streams of the Big Sandy River in eastern Kentucky. As of March 31, 2005, the Company had incurred a total of approximately $77.9 million of cleanup and other spill related costs, including claims, fines and other items, of which $74.3 million has been paid or reimbursed by insurance companies. The Company was advised on March 24, 2005, that the Federal government terminated its grand jury proceedings investigating the slurry spill. Remaining issues include (i) eight lawsuits (one seeking class certification) in the Circuit Court of Martin County, Kentucky, asserting claims for personal injury, property and other damages, and seeking unquantified compensatory and punitive damages; and (ii) citations and penalties issued by the Federal Mine Safety and Health Administration (“MSHA”) initially totaling approximately $110,000, subsequently reduced to $5,500, appealed by both MSHA and the Company. The Company believes it has insurance coverage applicable to these items and that they will be resolved without a material impact on its cash flows, results of operations or financial condition.

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

Coaltrade Suit

On March 9, 2005, Coaltrade, LLC, formerly known as Peabody Coaltrade, LLC, filed a complaint against the Company’s subsidiary, Massey Coal Sales Company, Inc., doing business as Massey Utility Sales Company (“MUS”), in the United States District Court for the Eastern District of Kentucky, seeking unquantified damages arising out of MUS’s alleged failure to perform under the terms of a certain Coal Supply Agreement (“CSA”) and a determination that MUS had breached the CSA. On April 8, 2005, Coaltrade filed an amended complaint asserting MUS’s cancellation of the CSA and to recover damages resulting from MUS’s purported breach and repudiation of the CSA. MUS filed answers and counterclaims to the complaint and amended complaint on April 18, 2005. The Company recorded an accrual for this matter as of March 31, 2005. While the Company believes the amount of the accrual is a reasonable estimate, it is possible that the actual outcome of the matter could vary significantly from this amount. The Company will continue to review the amount of the accrual and any adjustment required to increase or decrease the accrual based on development of the matter will be made in the period determined.

Wheeling Pittsburgh Steel Suit

On April 27, 2005, Wheeling Pittsburgh Steel Corporation filed a complaint against the Company’s subsidiary, Central West Virginia Energy Company (“CWVE”), in the Circuit Court of Brooke County, West Virginia, seeking an order from the court requiring CWVE to specifically perform its obligations under a certain Coal Supply Agreement and unquantified damages arising out of CWVE’s alleged failure to perform under the agreement. The Company believes it has significant defenses to the claims and will timely file a response to the complaint.

* * * * * * * *

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes and the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

FORWARD-LOOKING INFORMATION

From time to time, the Company makes certain comments and disclosures in reports and statements, including this report, or statements made by its officers which may be forward-looking in nature. Examples include statements related to the Company’s future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding. These forward-looking statements could also involve, among other things, statements regarding the Company’s intent, belief or expectation with respect to:

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

The Company wishes to caution readers that forward-looking statements, including disclosures which use words such as the Company “believes,” “anticipates,” “expects,” “estimates” and similar statements, are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations. Any forward-looking statements should be considered in context with the various disclosures made by the Company about its businesses, including without limitation the risk factors more specifically described or referred to under the heading “Business Risks “ on page 23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

AVAILABLE INFORMATION

Massey files its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Massey’s SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov. You may also read and copy any document Massey files at the SEC’s public reference room at 450 Fifth Street, NW, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Massey makes available, free of charge through its Internet website, www.masseyenergyco.com, its annual report, quarterly reports, current reports, proxy statements, section 16 reports and other information and any amendments thereto as soon as practicable after filing or furnishing the material to the SEC in addition to the Company’s Corporate Governance Guidelines, codes of ethics and the charters of the Audit, Compensation, Executive, Governance and Nominating, and Public and Environmental Policy Committees. Materials may be requested at no cost by telephone at (866) 814-6512 and by mail at: Massey Energy Company, Post Office Box 26765, Richmond, Virginia 23261, Attention: Investor Relations.

EXECUTIVE OVERVIEW

Massey operates coal mines and processing facilities in Central Appalachia, which generate revenues and cash flow through the mining, processing and selling of coal of steam and metallurgical grades, primarily of a low sulfur content. The Company also generates income and cash flow through other coal-related businesses, including the management of material handling facilities and a synfuel production plant. Other revenue is obtained from royalties, rentals, gas well revenues, gains on the sale of non-strategic assets and miscellaneous income.

The Company reported after-tax earnings for the first quarter of $50.6 million, or $0.67 per basic share and $0.59 per diluted share, compared to an after-tax loss of $2.2 million, or $0.03 per basic and diluted share for the comparable period in 2004. Included in the 2005 first quarter earnings is the recognition of a pre-tax gain of approximately $34 million ($23.3 million after-tax or $0.26 per diluted share), related to the previously announced sale of the Company’s ownership interest in the property known as Big Elk Mining Company and a pre-tax adjustment of $9.1 million ($5.6 million after-tax or $0.06 per diluted share) related to an increase in legal reserves.

Produced coal sales were 10.6 million tons in the quarter, compared to 10.2 million tons in the first quarter of 2004. Shipments were negatively affected during the quarter by flooding on the Ohio River in January and transportation congestion due to heightened demand for and a lack of rail cars and barges. The Company produced 11.3 million tons during the quarter, compared to 10.3 million tons produced in the first quarter of 2004.

During the quarter, the high level of demand for coal experienced in 2004 continued as Massey benefited from prices that remained near historic levels for both Central Appalachian steam and metallurgical coal due to a worldwide shortage of certain grades of coal. The Company’s average Produced coal revenue per ton sold in the quarter of $42.07 increased by 25% compared to $33.74 in the first quarter of 2004. Massey’s average Produced coal revenue per ton in the quarter for metallurgical tons sold increased by 38% to $56.68 per ton compared to $41.17 in the first quarter of 2004.

The Company’s Average cash cost per ton sold was $34.73, compared to $29.14 in the previous year’s first quarter. The increased cost level is mainly due to lower than projected volume, increased sales-related costs due to the growth in average per ton realization, higher prices for diesel fuel and other supplies, and greater repair and trucking costs. The first quarter of 2005 also includes a charge of $9.1 million (pre-tax) related to an increase in legal reserves. The Company is focused on managing costs and employing higher productivity mining methods, such as surface mining and highwall mining, and utilizing more high productivity mine equipment.

On March 31, 2005, the Company sold its ownership interest in Big Elk Mining Company to a privately held coal company for total consideration of $52.5 million in cash and non-interest bearing notes, plus the assumption of reclamation liabilities associated with the property of approximately $10.1 million. The Big Elk operations included a preparation plant, rail loadout and approximately 12 million tons of coal reserves. Included in the sale were approximately 5 million tons of coal reserves in Mingo and McDowell counties in West Virginia held by two separate subsidiaries of the Company. The Company received $22.5 million in cash and $30 million in a non-interest bearing note. The total realized gain on the sale was $45.6 million, of which $11.6 million was deferred as an allowance against the non-interest bearing note. The recognized gain of $34.0 million (pre-tax) is included within Other revenue for the first quarter of 2005.

Note:	Average cash cost per ton is calculated as the sum of Cost of produced coal revenue and Selling, general and administrative expense (excluding Depreciation, depletion and amortization), divided by the number of produced tons sold. Although Average cash cost per ton is not a measure of performance calculated in accordance with generally acceptable accounting principles, management believes that it is useful to investors in evaluating Massey because it is widely used in the coal industry as a measure to evaluate a company’s control over its cash costs. Average cash cost per ton should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles. In addition, because Average cash cost per ton is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. The table below reconciles the generally acceptable accounting principal measure of Total costs and expenses to Average cash cost per ton.

	Three Months Ended March 31,
	2005		2004
	$	per ton	$	per ton
	(In millions, except per ton amounts)
Total costs and expenses	$498.3		$407.5
Less: Freight and handling costs	37.6		35.0
Less: Cost of purchased coal revenue	30.0		23.3
Less: Depletion, depreciation and amortization	58.5		50.9
Less: Other expense	2.5		2.4

Average cash cost	$369.7	$34.73	$295.9	$29.14

RESULTS OF OPERATIONS

Revenues

For the three months ended March 31, 2005, produced coal revenue increased 31 percent to $447.9 million compared with $342.4 million for the three months ended March 31, 2004. The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the first quarter of 2005 compared to the first quarter of 2004:

(In millions, except per ton amounts)	Three Months Ended March 31,
	2005	2004	Increase (Decrease)	% Increase (Decrease)
Produced tons sold:
Utility	7.1	6.5	0.6	9%
Metallurgical	2.5	2.6	(0.1)	(4)%
Industrial	1.0	1.1	(0.1)	(9)%

Total	10.6	10.2	0.4	4%

Produced coal revenue per ton sold:
Utility	$35.57	$30.50	$5.07	17%
Metallurgical	56.68	41.17	15.51	38%
Industrial	51.38	35.04	16.34	47%

Weighted average	$42.07	$33.74	8.33	25%

The improvement in average per ton sales price is attributable to increased demand for all grades of coal in the U.S. and for metallurgical coal worldwide. The higher demand has resulted in shortages of certain coals, increasing the market prices of these coals.

Freight and handling revenue increased $2.6 million, or 7 percent, to $37.6 million for the first quarter of 2005 compared with $35.0 million for the first quarter of 2004, due to an increase in tons sold over the comparable periods and more shipments to customers where freight and handling are paid by the Company.

Purchased coal revenue increased $12.8 million, or 57 percent, to $35.2 million for the first quarter of 2005 from $22.4 million for the first quarter of 2004, due to a 35 percent increase in realization and an increase in purchased tons sold from 0.6 million in the first quarter of 2004 to 0.7 million in the first quarter of 2005. Massey purchases varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, earnings associated with coal handling facilities, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract settlement payments, and miscellaneous income, increased to $49.4 million for the first quarter of 2005 from $11.0 million for the first quarter of 2004. Other revenue for the first quarter of 2005 includes a gain of $34.0 million related to the sale of the Company’s ownership interest in the property known as Big Elk Mining Company (see Note 4 within Notes to Condensed Consolidated Financial Statements for further discussion). Additionally, the Company realized marginal gains on contract settlements in the first quarter of 2005 compared to contract settlement losses experienced in the first quarter of 2004.

Costs

Cost of produced coal revenue increased approximately 23 percent to $350.8 million for the first quarter of 2005 from $284.2 million for the first quarter of 2004. Cost of produced coal revenue on a per ton of coal sold basis increased 18 percent in the first quarter of 2005 compared with the first quarter of 2004. This increase resulted from production shortfalls, higher sales-related costs due to the increase in average realized prices, and higher trucking, diesel fuel, and other supply and repair costs. Cost of produced coal for the first quarter of 2005 includes a $9.1 million (pre-tax) quarter-end charge related to legal reserves. Tons produced in the first quarter of 2005 were 11.3 million compared to 10.3 million in the first quarter of 2004.

Freight and handling costs increased $2.6 million, or 7 percent, to $37.6 million for the first quarter of 2005 compared with $35.0 million for the first quarter of 2004, due to an increase in tons sold over the comparable periods.

Cost of purchased coal revenue increased $6.7 million, or 29 percent, to $30.0 million for the first quarter of 2005 from $23.3 million for the first quarter of 2004, due to a 10 percent increase in the average cost of the purchased coal and an increase in purchased tons sold from 0.6 million in the first quarter of 2004 to 0.7 million in the first quarter of 2005.

Depreciation, depletion and amortization increased by 15 percent to $58.5 million in the first quarter of 2005 compared to $50.9 million for the first quarter of 2004, primarily due to an increased depreciable asset base in 2005 compared to 2004.

Selling, general and administrative expenses were $19.0 million for the first quarter of 2005 compared to $11.6 million for the first quarter of 2004. The increase was attributable to higher stock-based compensation accruals.

Other expense, which consists of costs associated with the generation of other revenue, such as costs to operate the synfuel facility, gas wells, and other miscellaneous expenses, increased $0.1 million from $2.4 million for the first quarter of 2004 to $2.5 million for the first quarter of 2005.

Interest

Interest expense increased to $14.6 million for the first quarter of 2005 compared with $12.6 million for the first quarter of 2004. The higher interest expense was primarily due to higher debt levels in 2005 compared to 2004.

Income Taxes

Income tax expense was $7.9 million for the first quarter of 2005 compared to income tax benefit of $5.6 million for the first quarter of 2004. The tax rate for the first quarter of 2005 was favorably impacted by percentage depletion allowances, the usage of a net operating loss carry forward and the closing of a prior period audit by state taxing authorities. The tax rate for the first quarter of 2004 was favorably impacted by percentage depletion allowances and the closing of a prior period audit by the Internal Revenue Service.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, our available liquidity was $224.3 million, including cash and cash equivalents of $137.0 million and $87.3 million availability under our asset-based revolving credit facility. The total debt-to-book capitalization ratio was 52.3 percent at March 31, 2005.

The Company’s debt was comprised of the following:

$ In thousands	March 31, 2005	December 31, 2004
6.625% senior notes due 2010	$335,000	$335,000
6.95% senior notes due 2007	239,205	239,205
2.25% convertible senior notes due 2024	175,000	175,000
4.75% convertible senior notes due 2023	132,000	132,000
Capital lease obligations	35,494	40,809
Fair value hedge valuation	(6,623)	(1,486)

Total debt	910,076	920,528
Amounts due within one year	(38,025)	(20,333)

Total long-term debt	$872,051	$900,195

On March 29, 2005, the Company entered into a commitment to repurchase a total principal amount of $19.1 million of the 6.95% Senior Notes at a cost of $19.8 million, which excludes accrued interest. These 6.95% Senior Notes were repurchased on April 1, 2005 and are included above in the Amounts due within one year. As opportunities arise, the Company may repurchase additional outstanding debt on the open market.

Net cash provided by operating activities was $75.3 million for the first quarter of 2005 compared to $104.4 million for the first quarter of 2004. Cash provided by operating activities reflects net income (losses) adjusted for non-cash charges and changes in working capital requirements. In the first quarter of 2004, $36.6 million of cash previously on deposit to collateralize letters of credit was released upon the closing of the new asset-based revolving credit facility and is reflected in Changes in operating assets and liabilities.

Net cash utilized by investing activities was $57.4 million and $75.2 million for the first quarters of 2005 and 2004, respectively. The cash used in investing activities reflects capital expenditures in the amount of $86.0 million and $81.3 million for the first quarters of 2005 and 2004, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, and projects to improve the efficiency of mining operations. Additionally, the first quarters of 2005 and 2004 included $28.7 million and $6.2 million, respectively, of proceeds provided by the sale of assets. Proceeds from the sale of assets for the first quarter of 2005 included $22.5 million in cash related to the sale of the Company’s ownership interest in the property known as Big Elk Mining Company (see Note 4 in Notes to Condensed Consolidated Financial Statements for further discussion).

Financing activities primarily reflect changes in debt levels for the first quarter of 2005 and 2004, as well as the exercising of stock options and payments of dividends. Net cash utilized by financing activities was $3.4 million compared to net cash provided by financing activities of $13.6 million for the first quarter of 2005 and 2004, respectively. During the first quarter of 2004, the Company generated $15.0 million from a sale-leaseback (capital lease) transaction of certain mining equipment. In addition, during the first quarter of 2004, the Company entered into $10.3 million of capital leases for mining equipment.

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

The following is a summary of certain of the Company’s significant contractual obligations as of March 31, 2005. Please refer to Liquidity and Capital Resources within Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Annual Report on Form 10-K for the year ended December 31, 2004, for a more complete discussion of our significant contractual obligations.

	Payments Due by Years
In thousands	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt (1)	$1,238,728	$47,538	$319,711	$65,218	$806,261
Operating lease obligations	85,108	41,398	34,674	9,036	—
Capital lease obligations (2)	38,631	20,337	10,876	3,464	3,954

Total obligations	$1,362,467	$109,273	$365,261	$77,718	$810,215

(1)	Long-term debt obligations reflect the future interest and principal payments of the Company’s fixed rate senior unsecured notes outstanding as of March 31, 2005. These amounts also include the estimated net interest payments related to the interest rate swap covering a notional amount of debt of $240 million. Under the interest rate swap, the Company receives interest payments at a fixed rate of 6.625% and pays a variable rate that is based on six-month LIBOR plus 216 basis points. The Company has estimated the variable rate based on the LIBOR forward curve as of March 31, 2005.
(2)	Capital lease obligations include the amount of imputed interest over the terms of the leases.

CERTAIN TRENDS AND UNCERTAINTIES

Please refer to Certain Trends and Uncertainties of the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of the Annual Report on Form 10-K for the year ended December 31, 2004, for a discussion of certain risk factors, which may impact our business.

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

The Company uses surety bonds to secure reclamation, workers’ compensation, wage payments, and other miscellaneous obligations. As of March 31, 2005, the Company had $314.9 million of outstanding surety bonds. Those bonds were in place to secure obligations as follows: post-mining reclamation bonds of $285.1 million, workers’ compensation bonds of $10.0 million, wage payment and collection bonds of $8.5 million, and other miscellaneous obligation bonds of $11.3 million.

Generally, the availability and market terms of surety bonds continue to be challenging. If the Company is unable to meet certain financial tests, or to the extent that surety bonds otherwise become unavailable, the Company would need to replace the surety bonds or seek to secure them with letters of credit, cash deposits, or other suitable forms of collateral. As of March 31, 2005, the Company had secured $37.8 million of surety obligations with letters of credit.

From time to time the Company uses bank letters of credit to secure its obligations for worker’s compensation programs, various insurance contracts and other obligations. Issuing banks currently require that such letters of credit be secured by funds deposited into restricted accounts pledged to the banks under reimbursement agreements or be issued under the Company’s asset-based revolving credit facility. At March 31, 2005, the Company had $142.6 million of letters of credit outstanding, of which $100.0 million was collateralized by $105.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks, and $42.6 million was issued under the Company’s asset-based lending arrangement. No claims were outstanding against those letters of credit as of March 31, 2005.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended March 31, 2005 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, for a discussion of our critical accounting estimates and assumptions. Except as noted below, there have been no material changes to the previously reported information concerning the Company’s Critical Accounting Estimates and Assumptions.

Defined Benefit Pension

As discussed in “Critical Accounting Estimates and Assumptions” within the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the estimated cost and benefits of the Company’s non-contributory defined benefit pension plans are determined by independent actuaries, who, with the Company’s review and approval, use various actuarial assumptions, including discount rate, future rate of increase in compensation levels and expected long-term rate of return on pension plan assets. The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on pension plan assets was decreased to 8.0% effective January 1, 2005 from 8.5% assumed for the year ended December 31, 2004. This decrease in the expected rate of return assumption increased net periodic pension expense by approximately $0.3 million for the three months ended March 31, 2005 (see Note 6 in Notes to Condensed Consolidated Financial Statements).

RECENT ACCOUNTING DEVELOPMENTS

At its March 17, 2005 Emerging Issues Task Force (“EITF”) meeting, the Task Force reached a consensus in EITF Issue 04-6 regarding the accounting for post-production stripping costs. The consensus reached was “that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.” There is currently diversity in practice throughout the mining industry with regards to the accounting for costs of removing overburden material as incurred during the production phase of the mine (“stripping costs”).

The Company currently includes stripping costs as a component of surface mining inventory. Stripping costs attributed to coal that has not yet been extracted from the ground included in Inventory are approximately $144 million and $137 million at March 31, 2005 and December 31, 2004, respectively. The Company expects the consensus may limit accounting for stripping costs as a component of inventory to merely those costs associated with finished or saleable inventories. Stripping costs associated with in-process (i.e., uncovered, but unextracted) production would not be recognized in inventory under this consensus. Because stripping costs incurred prior to the coal being extracted from the ground would be immediately expensed under this consensus, operating costs reported for a given period would not be matched to (i.e., they would be recognized in advance of) the corresponding revenues recognized as coal is transported to customers.

EITF Issue 04-6 is effective for the first reporting period beginning after December 15, 2005, with early adoption permitted. The transition provisions of EITF Issue 04-6 allow for adopting the consensus as a cumulative effect of an accounting change or, alternatively, by restating prior periods through retrospective application of the consensus. While the Company is currently evaluating the potential impact of this accounting change, the consensus reached by the EITF may have a significant impact on its financial statements.

As discussed in “Recent Accounting Pronouncements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, on December 16, 2004, the FASB issued SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their grant date fair values for interim periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission issued a press release stating that public companies will now be required to adopt SFAS 123R no later than their first fiscal year beginning after June 15, 2005. Consequently, the Company currently expects to adopt SFAS 123R on January 1, 2006 using the “modified prospective” method.

Item 3: QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

Please refer to Part II, Item 7A, “Quantitative and Qualitative Discussions About Market Risk,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, for a discussion of certain market risk factors, which may impact our business. There has been no significant change to the Company’s market risk exposures for the three months ended March 31, 2005.

Item 4: CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The following describes material developments in legal proceedings affecting us, as previously described in Item 3, “Legal Proceedings,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as they relate to the fiscal quarter ended March 31, 2005.

Environmental Show Cause Orders

In the first quarter, the Company resolved a show cause order issued by the West Virginia Department of Environmental Protection to Independence Coal Company, Inc., one of the Company’s subsidiaries, for an alleged pattern of violations on one of its surface mining permits at the Twilight Surface Mine. In lieu of a suspension of mining, the Company agreed to perform enhancement measures in a local stream, to undertake additional monitoring and training, and to stock trout in a local stream in 2005, 2006 and 2007. This resolution will not have a material impact on the Company’s cash flows, results of operations or financial condition.

Other Legal Proceedings

Certain other information responsive to this Item 1 is contained in Note 12, “Contingencies,” of the Notes to the Condensed Consolidated Financial Statements in this report and is incorporated herein by reference.

Item 5. Other Information

None.

Item 6. EXHIBITS

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

MASSEY ENERGY COMPANY
(Registrant)

Date: May 10, 2005	/s/ E. B. Tolbert
E. B. Tolbert,
Vice President and
Chief Financial Officer

/s/ D. W. Owings
D. W. Owings,
Controller