Form 10-Q
period 2005-06-30
MASSEY ENERGY CO
filed 2005-08-09
CIK 37748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-7775

MASSEY ENERGY COMPANY

(Exact name of registrant as specified in its charter)

Delaware	95-0740960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 North 4th Street, Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

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

As of July 29, 2005 there were 76,864,617 shares of common stock, $0.625 par value, outstanding.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2005

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Produced coal revenue	$487,101	$386,747	$935,024	$729,182
Freight and handling revenue	42,663	41,906	80,245	76,938
Purchased coal revenue	37,353	20,220	72,522	42,584
Other revenue	15,418	17,815	64,769	28,841

Total revenues	582,535	466,688	1,152,560	877,545

Costs and Expenses
Cost of produced coal revenue	381,664	302,060	732,428	586,239
Freight and handling costs	42,663	41,906	80,245	76,938
Cost of purchased coal revenue	31,454	20,405	61,427	43,750
Depreciation, depletion and amortization applicable to:
Cost of produced coal revenue	59,506	51,464	116,873	101,310
Selling, general and administrative	960	1,018	2,050	2,083
Selling, general and administrative	13,141	17,709	32,158	29,341
Other expense	1,621	3,309	4,078	5,739

Total costs and expenses	531,009	437,871	1,029,259	845,400

Income before interest and taxes	51,526	28,817	123,301	32,145

Interest income	4,168	1,630	5,485	3,118
Interest expense	(14,483)	(19,724)	(29,044)	(32,300)

Income before taxes	41,211	10,723	99,742	2,963
Income tax (expense) benefit	(4,201)	1,876	(12,105)	7,453

Net income	$37,010	$12,599	$87,637	$10,416

Net income per share—Basic	$0.48	$0.17	$1.15	$0.14

Net income per share—Diluted	$0.44	$0.16	$1.03	$0.14

Shares used to calculate Net income per share
Basic	76,322	75,164	76,225	75,055

Diluted	89,377	87,711	89,342	75,936

Dividends declared per share	$0.04	$0.04	$0.08	$0.08

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

UNAUDITED

	June 30, 2005	December 31, 2004*
ASSETS

Current Assets
Cash and cash equivalents	$144,950	$122,531
Trade and other accounts receivable, less allowance of $3,874 and $4,240 respectively	183,411	168,873
Inventories	301,976	259,785
Deferred taxes	8,802	3,085
Income taxes receivable	6,689	36,876
Other current assets	182,956	199,548

Total current assets	828,784	790,698

Net Property, Plant and Equipment	1,709,748	1,640,203
Other Noncurrent Assets
Pension assets	69,376	68,952
Other	167,229	151,052

Total other noncurrent assets	236,605	220,004

Total assets	$2,775,137	$2,650,905

*	Amounts at December 31, 2004 have been derived from audited financial statements.

(Continued On Next Page)

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

UNAUDITED

	June 30, 2005	December 31, 2004*
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable, principally trade and bank overdrafts	$145,950	$134,969
Current portion of debt	13,484	20,333
Payroll and employee benefits	38,762	31,007
Other current liabilities	167,639	145,993

Total current liabilities	365,835	332,302

Noncurrent Liabilities
Long-term debt	876,152	900,195
Deferred taxes	220,484	216,460
Other noncurrent liabilities	444,500	425,075

Total noncurrent liabilities	1,541,136	1,541,730

Shareholders’ Equity
Capital Stock
Preferred – authorized 20,000,000 shares without par value; none issued	—	—
Common – authorized 150,000,000 shares of $0.625 par value; issued and outstanding – 76,862,504 and 76,430,992 shares at June 30, 2005 and December 31, 2004, respectively	48,039	47,769
Additional capital	48,773	39,925
Unamortized executive stock plan expense	(5,514)	(6,162)
Retained earnings	777,019	695,492
Other comprehensive loss	(151)	(151)

Total shareholders’ equity	868,166	776,873

Total liabilities and shareholders’ equity	$2,775,137	$2,650,905

*	Amounts at December 31, 2004 have been derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)

UNAUDITED

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$87,637	$10,416
Adjustments to reconcile Net income to Cash provided by operating activities:
Depreciation, depletion and amortization	118,923	103,393
Deferred taxes	400	(2,603)
Gain on disposal of assets	(44,985)	(12,754)
Loss on repurchase of senior notes	669	1,128
Changes in operating assets and liabilities	53,409	75,404

Cash provided by operating activities	216,053	174,984

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(197,812)	(171,121)
Proceeds from sale of assets	36,630	17,751

Cash utilized by investing activities	(161,182)	(153,370)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of senior notes	(19,890)	(62,858)
Repayment of capital lease obligations	(12,690)	(7,103)
Proceeds from issuance of convertible senior notes	—	170,275
Proceeds from sale-leaseback transactions	—	15,000
Dividends paid	(6,092)	(6,017)
Stock options exercised	6,220	4,735

Cash (utilized) provided by financing activities	(32,452)	114,032

Increase in cash and cash equivalents	22,419	135,646
Cash and cash equivalents at beginning of period	122,531	88,753

Cash and cash equivalents at end of period	$144,950	$224,399

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	General

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Annual Report on Form 10-K of Massey Energy Company (“Massey” or the “Company”) for the year ended December 31, 2004. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended June 30, 2005 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2005.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals), which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at June 30, 2005 and December 31, 2004, and its consolidated results of operations and cash flows for the six months ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

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

A.T. Massey fully and unconditionally guarantees the Company’s obligations under the 6.95% senior notes due 2007 (the “6.95% Senior Notes”), the 6.625% senior notes due 2010 (the “6.625% Senior Notes”), the 4.75% convertible senior notes due 2023 (the “4.75% Convertible Senior Notes”) and the 2.25% convertible senior notes due 2024 (the “2.25% Convertible Senior Notes”). In addition, the 6.625% Senior Notes and the 2.25% Convertible Notes are guaranteed by substantially all of the Company’s indirect operating subsidiaries. The subsidiaries not providing a guarantee of the 6.625% Senior Notes and the 2.25% Convertible Notes are minor (as defined under Securities and Exchange Commission (“SEC”) Rule 3-10(h)(6) of Regulation S-X). See Note 5 for a more complete discussion of debt.

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

(2)	Inventories

Inventories are comprised of:

	June 30, 2005	December 31, 2004
	(In Thousands)
Saleable coal	$83,018	$62,893
Raw coal	27,427	22,705
Advance stripping costs	149,845	137,422

Subtotal coal inventory	$260,290	$223,020
Supplies inventories	41,686	36,765

Total inventory	$301,976	$259,785

Saleable coal represents coal ready for sale, including inventories designated for customer facilities under consignment arrangements of $33.3 million and $38.1 million at June 30, 2005 and December 31, 2004, respectively. Raw coal represents coal that generally requires further processing prior to shipment to the customer. Advance stripping costs consists of the costs incurred to remove overburden above an unmined coal seam as part of the surface mining process.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(3)	Other Current Assets

Other current assets are comprised of the following:

	June 30, 2005	December 31, 2004
	(In Thousands)
Longwall panel costs	$53,266	$53,687
Deposits	105,194	111,141
Other	24,496	34,720

Total other current assets	$182,956	$199,548

Deposits consist primarily of funds placed in restricted accounts with financial institutions to collateralize letters of credit that support workers’ compensation requirements, insurance and other obligations. Deposits also include collateral held from customers as credit enhancement, with a corresponding liability recorded within Other current liabilities. As of June 30, 2005 and December 31, 2004, deposits include $105.0 million of funds pledged as collateral to support outstanding letters of credit (see Note 5 for further discussion).

(4)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	June 30, 2005	December 31, 2004
	(In Thousands)
Property, plant and equipment, at cost	$3,196,084	$3,113,970
Accumulated depreciation, depletion and amortization	(1,486,336)	(1,473,767)

Net property, plant and equipment	$1,709,748	$1,640,203

On March 31, 2005, the Company sold its ownership interest in the property known as Big Elk Mining Company to a privately held coal company for total consideration of $52.5 million in cash and non-interest bearing notes, plus the assumption of reclamation liabilities associated with the property of approximately $10.1 million. The Big Elk operations included a preparation plant, rail loadout and approximately 12 million tons of coal reserves. Included in the sale were approximately 5 million tons of coal reserves in Mingo and McDowell Counties, West Virginia, held by two separate subsidiaries of the Company. The Company received $22.5 million in cash and $30 million in a non-interest bearing note. The total realized gain on the sale was $45.6 million, of which $11.6 million was deferred as an allowance against the non-interest bearing note. The recognized gain of $34.0 million (pre-tax) is included within Other revenue for the first quarter of 2005.

During the second quarter, the Company acquired, through a bankruptcy sale process, the primary assets of Great Western Coal, Inc., located in Harlan County, Kentucky. The Company paid approximately $2.1 million in cash, plus the assumption of related property reclamation liabilities of approximately $5.8 million. The assets acquired include an estimated 14 million tons of high quality, low sulfur utility and industrial coal reserves and related infrastructure, including a permitted surface mine and rail loading facility. In addition, the Company purchased the related mining equipment for a total of $1.9 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(5)	Debt

The Company’s debt is comprised of the following:

	June 30, 2005	December 31, 2004
	(In Thousands)
6.625% senior notes due 2010	$335,000	$335,000
6.95% senior notes due 2007	220,095	239,205
2.25% convertible senior notes due 2024	175,000	175,000
4.75% convertible senior notes due 2023	132,000	132,000
Capital lease obligations	28,119	40,809
Fair value hedge valuation	(578)	(1,486)

Total debt	$889,636	$920,528
Amounts due within one year	(13,484)	(20,333)

Total long-term debt	$876,152	$900,195

The weighted average effective interest rate of the outstanding borrowings was 5.3% and 5.1% at June 30, 2005 and December 31, 2004, respectively, after giving effect to the interest rate swap (see discussion of fair value hedge below). At June 30, 2005, the Company’s available liquidity was $231.6 million, including cash and cash equivalents of $145.0 million and $86.6 million availability on its asset-based revolving credit facility.

Senior Note Repurchases

On April 1, 2005, the Company repurchased a total principal amount of $19.1 million of the 6.95% Senior Notes at a cost of $19.8 million, which excluded accrued interest.

Capital Leases

During the first half of 2005, the Company did not enter into any capital leases, and repaid $12.7 million of capital lease obligations. During the first six months of 2004, the Company generated $15.0 million from a sale-leaseback (operating lease). During the first six months of 2004, the Company also entered into $10.3 million of capital leases for mining equipment. The leases are for periods ranging from approximately 2 to 3 years with no residual value guarantee.

Fair Value Hedge

On November 10, 2003, the Company entered into a fixed interest rate to floating interest rate swap agreement with a highly rated financial institution covering a notional amount of debt of $240 million. The Company designated this swap as a fair value hedge of a portion of its 6.625% Senior Notes. The fair value estimate is based on the cost that would be incurred to terminate the contract. The Company would have paid $0.6 million and $1.5 million to terminate the interest rate swap contract in place as of June 30, 2005 and December 31, 2004, respectively. The fair value of the swap is recorded in Other noncurrent liabilities. To the extent the fair value of the swap obligation is above a $20 million threshold, the Company will be required to post collateral to cover the amount of liability that exceeds the threshold. The threshold amount will vary depending on the Company’s unsecured debt credit rating as determined by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services.

Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to certain off-balance sheet arrangements including guarantees, indemnifications, and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. Liabilities related to these arrangements are not reflected in the consolidated balance sheets, and the Company does not expect any material impact on its cash flows, results of operations or financial condition to result from these off-balance sheet arrangements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The Company uses surety bonds to secure reclamation, workers’ compensation, wage payments, and other miscellaneous obligations. As of June 30, 2005, the Company had $287.1 million of outstanding surety bonds. Those bonds were in place to secure obligations as follows: post-mining reclamation bonds of $257.3 million, workers’ compensation bonds of $10.0 million, wage payment and collection bonds of $8.5 million, and other miscellaneous obligation bonds of $11.3 million.

Generally, the availability and market terms of surety bonds continue to be challenging. If the Company is unable to meet certain financial tests, or to the extent that surety bonds otherwise become unavailable, the Company would need to replace the surety bonds or seek to secure them with letters of credit, cash deposits, or other suitable forms of collateral. As of June 30, 2005, the Company had secured $37.8 million of surety obligations with letters of credit.

From time to time the Company uses bank letters of credit to secure its obligations for worker’s compensation programs, various insurance contracts and other obligations. Issuing banks currently require that such letters of credit be secured by funds deposited into restricted accounts pledged to the banks under reimbursement agreements or be issued under the Company’s asset-based revolving credit facility. At June 30, 2005, the Company had $143.2 million of letters of credit outstanding, of which $100.0 million was collateralized by $105.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks, and $43.2 million was issued under the Company’s asset-based lending arrangement. No claims were outstanding against those letters of credit as of June 30, 2005.

(6)	Pension Expense

Net periodic pension expense for both the Company’s qualified defined benefit pension plan and nonqualified supplemental benefit pension plan includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands)
Service cost	$2,182	$1,915	$4,662	$4,017
Interest cost	3,240	2,994	6,433	6,061
Expected return on plan assets	(4,428)	(4,239)	(8,869)	(8,483)
Recognized loss	858	768	1,804	1,574
Amortization of prior service cost (credit)	10	(13)	20	20

Net periodic pension expense	$1,862	$1,425	$4,050	$3,189

The Company contributed $4.2 million to the qualified defined benefit pension plan in the second quarter of 2005 and expects to voluntarily contribute a total of approximately $16 million during 2005. The Company paid benefits to participants for the nonqualified supplemental benefit pension plan of $0.02 million for both the six month periods ended June 30, 2005 and 2004.

(7)	Other noncurrent liabilities

	June 30, 2005	December 31, 2004
	(In Thousands)
Reclamation	$135,917	$136,071
Workers’ compensation and black lung	100,251	95,891
Other post retirement benefits	106,046	96,705
Other	102,286	96,408

Total other noncurrent liabilities	$444,500	$425,075

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(8)	Black Lung and Workers’ Compensation Expense

Expenses for black lung benefits and workers’ compensation related benefits include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands)
Self-insured black lung benefits:
Service cost	$1,083	$735	$2,048	$1,667
Interest cost	944	1,000	1,944	1,943
Amortization of actuarial gain	(250)	(84)	(241)	(231)

	1,777	1,651	3,751	3,379
Other workers’ compensation benefits	10,416	9,937	20,772	19,697

	$12,193	$11,588	$24,523	$23,076

Payments for benefits, premiums and other costs related to black lung and workers’ compensation liabilities were $10.9 million and $9.5 million, for the three months ended June 30, 2005 and 2004, respectively, and were $20.8 million and $18.1 million for the six months ended June 30, 2005 and 2004, respectively. Included in the second quarter 2005 payments was $1.6 million paid to the State of West Virginia to buy out self insured liabilities of state black lung and traumatic claims.

(9)	Other Postretirement Benefits Expense

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands)
Service cost	$645	$1,183	$1,803	$2,481
Interest cost	1,696	2,207	3,463	4,231
Recognized loss	493	814	852	1,426
Amortization of prior service credit	(347)	(172)	(518)	(343)

Net periodic postretirement benefit cost	$2,487	$4,032	$5,600	$7,795

Payments for benefits related to postretirement benefit cost were $1.1 million and $1.3 million, for the three months ended June 30, 2005 and June 30, 2004, respectively, and were $2.1 million and $2.8 million, for the six months ended June 30, 2005 and 2004, respectively.

(10)	Other Items Affecting Net Income

During the first quarter of 2005, the Company recorded a pre-tax adjustment of $9.1 million stemming from a quarter-end increase in legal reserves. The adjustment is reflected within Cost of produced coal revenue.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(11)	Earnings Per Share

The number of shares used to calculate basic earnings per share for the three months and six months ended June 30, 2005 and 2004 is based on the weighted average outstanding shares of Massey during the respective periods. The number of shares used to calculate diluted earnings per share is based on the number of shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by Massey employees and directors during each period and debt securities currently convertible into common stock during each period. In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities in the amount of 9.2 million shares was excluded from the calculation of the diluted income per common share in the six months ended June 30, 2004, as such inclusion would result in antidilution. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” the 2004 diluted income per share amounts have been restated to include the dilutive effect of the Company’s convertible senior notes using the if-converted method.

The computations for basic and diluted income per share are based on the following per share information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands, Except Per Share Amounts)
Numerator:
Income - numerator for basic	$37,010	$12,599	$87,637	$10,416
Effect of convertible notes	2,328	1,605	4,633	—

Adjusted net income – numerator for diluted	$39,338	$14,204	$92,270	$10,416

Denominator:
Weighted average shares – denominator for basic	76,322	75,164	76,225	75,055
Effect of stock options/restricted stock	1,039	931	1,101	881
Effect of convertible notes	12,016	11,616	12,016	—

Adjusted weighted average shares – denominator for diluted	89,377	87,711	89,342	75,936

Income per share:
Basic	$0.48	$0.17	$1.15	$0.14

Diluted	$0.44	$0.16	$1.03	$0.14

Both the Company’s 4.75% Convertible Senior Notes and 2.25% Convertible Senior Notes are convertible by holders into shares of Massey’s common stock during certain periods under certain circumstances. As of June 30, 2005, the price of Massey’s common stock had reached the specified threshold for conversion of the 4.75% Convertible Senior Notes. Consequently, the 4.75% Convertible Senior Notes are convertible until September 30, 2005, the last day of the Company’s third quarter. The 4.75% Convertible Senior Notes may be convertible beyond this date if the specified threshold for conversion is met in subsequent quarters. The 2.25% Convertible Senior Notes were not eligible for conversion as of July 1, 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(12)	Stock Plans

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded based on the quoted market price of the Company’s stock at the end of the period. Stock-based compensation other than stock options is recorded to expense on a straight-line basis. The Company has implemented the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) issued by the Financial Accounting Standards Board (“FASB”). The Company has recognized no stock-based compensation expense related to stock options in any period as all options granted had an exercise price equal to market value of the underlying common stock on the date of the grant.

If the Company had followed the fair value method under SFAS 123 to account for stock based compensation cost for stock options using a straight-line basis, the amount of stock based compensation cost for stock options, net of related tax, which would have been recognized for each period and pro-forma net income for each period would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands, Except Per Share Amounts)
Net income, as reported	$37,010	$12,599	$87,637	$10,416
Total stock-based employee compensation expense for stock options determined under Black-Scholes option pricing model	(954)	(447)	(1,907)	(895)

Pro forma net income	$36,056	$12,152	$85,730	$9,521

Income per share:
Basic—as reported	$0.48	$0.17	$1.15	$0.14
Basic—pro forma	$0.47	$0.16	$1.12	$0.13
Diluted—as reported	$0.44	$0.16	$1.03	$0.14
Diluted—pro forma	$0.43	$0.15	$1.01	$0.13

(13)	Contingencies

Harman Suit

In December 1997, the Company’s then subsidiary Wellmore Coal Corporation (“Wellmore”) declared force majeure under its coal supply agreement with Harman Mining Corporation (“Harman”) and reduced the amount of coal to be purchased from Harman. On October 29, 1998, Harman and its sole shareholder sued the Company and certain of its subsidiaries in the Circuit Court of Boone County, West Virginia, alleging that the Company and such subsidiaries tortiously interfered with Wellmore’s agreement with Harman, causing Harman to go out of business. On August 1, 2002, the jury awarded the plaintiffs $50 million in compensatory and punitive damages. On March 16, 2005, the Court denied the Company’s August 29, 2002 motions to eliminate or reduce the verdict and for a new trial. The Company is petitioning for appeal of the case to the West Virginia Supreme Court of Appeals. The Company has accrued a liability of $36.2 million, including $8.2 million of interest, which is included in Other current liabilities in the Consolidated Financial Statements. The Company believes this accrual is a fair estimate of the eventual total payout in this case.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Martin County Impoundment Discharge

On October 11, 2000, a partial failure of the coal refuse impoundment of Martin County Coal Corporation, a subsidiary of the Company, released approximately 250 million gallons of coal slurry into two tributary streams of the Big Sandy River in eastern Kentucky. As of June 30, 2005, the Company had incurred a total of approximately $79.0 million of cleanup and other spill related costs, including claims, fines and other items, of which $75.4 million has been paid or reimbursed by insurance companies. Remaining issues include (i) eight lawsuits (one seeking class certification) in the Circuit Court of Martin County, Kentucky, asserting claims for personal injury, property and other damages, and seeking unquantified compensatory and punitive damages; and (ii) citations and penalties issued by the Federal Mine Safety and Health Administration (“MSHA”) initially totaling approximately $110,000, subsequently reduced to $5,500, appealed by both MSHA and the Company. The Company believes it has insurance coverage applicable to these items and that they will be resolved without a material impact on its cash flows, results of operations or financial condition.

West Virginia Flooding

Since July 2001, seven subsidiaries of the Company have been named, along with approximately 160 other companies, in 35 separate complaints filed in the Circuit Courts of Boone, Fayette, Kanawha, McDowell, Mercer, Raleigh and Wyoming Counties, West Virginia. These cases cover approximately 2,100 plaintiffs who filed suit on behalf of themselves and others similarly situated, seeking unquantified damages for property damage and personal injuries arising out of flooding that occurred on or about July 8, 2001. The Supreme Court of Appeals of West Virginia transferred these cases, along with approximately 21 additional flood damage cases not involving the Company’s subsidiaries, to the Circuit Court of Raleigh County, West Virginia, to be handled by a mass litigation panel. The Company believes that it has insurance coverage applicable to these items.

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

Shareholder Suit

On August 5, 2002, one shareholder filed a suit styled as a derivative action in the Circuit Court of Boone County, West Virginia, naming the Company, each of its then directors, and certain of its current and former officers. The suit alleges (i) breach of fiduciary duties against all of the defendants for refusing to cause the Company to comply with environmental, labor and securities laws, and (ii) improper insider trading by certain of the Company’s current and former officers. Plaintiff claims to seek recovery on behalf of the Company of unquantified damages. The Company’s Directors & Officers insurance carrier partially disputed coverage. On May 24, 2004, the Company filed a third party complaint against the insurance carrier, seeking a declaration that the policy covers all claims made, full reimbursement of legal fees, and indemnification from damages assessed in the suit, if any. The Company awaits rulings on those items and its October 31, 2003 motions to dismiss the lawsuit. The Company believes this matter will be resolved without a material impact on its cash flows, results of operations or financial condition.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

In March 2004, seven residents of Mingo County, West Virginia, filed a similar lawsuit in the Circuit Court of Mingo County, West Virginia, against the Company and three subsidiaries, raising similar claims and seeking similar relief. The Supreme Court of Appeals also referred this case to the mass litigation panel. The plaintiffs in all five trucking cases have requested that the cases be further consolidated, the scope of their claims be expanded statewide, claims be added against land companies, and class action status be granted. The Company believes it has insurance coverage applicable to these items and they will be resolved without a material impact on its cash flows, results of operations or financial condition.

Nationwide Permit 21

On October 23, 2003, various environmental groups sued the U.S. Army Corps of Engineers (the “Corps”) in the United States District Court for the Southern District of West Virginia (“SDWV”). The lawsuit sought to invalidate Nationwide Permit 21 (“NWP 21”), a general permit issued by the Corps under Section 404 of the Clean Water Act authorizing the discharge of fill material into streams for purposes such as the construction of valley fills and refuse impoundments. Plaintiffs maintained that NWP 21 was improperly issued and that valley fills and refuse impoundments must receive individual permits, which require more detailed permit applications and reviews. The Company’s Green Valley Coal Company subsidiary and five coal trade associations intervened in the litigation to protect coal company interests and to support the continued use of NWP 21. On July 8, 2004, the Court suspended certain NWP 21 authorizations for valley fills and surface impoundments in the SDWV if construction had not commenced as of July 8, 2004. On August 13, 2004, the Court expanded its ruling to include all NWP 21 authorizations for valley fills and surface impoundments in the SDWV. The Corps and coal industry interveners appealed to the United States Court of Appeals for the Fourth Circuit. On January 27, 2005, a similar lawsuit challenging NWP 21 was filed against the Corps by various environmental groups in the United States District Court for the Eastern District of Kentucky. The Company believes these matters will be resolved without a material impact on its cash flows, results of operations or financial condition.

Coaltrade Suit

On March 9, 2005, Coaltrade, LLC, formerly known as Peabody Coaltrade, LLC, filed a complaint against the Company’s subsidiary, Massey Coal Sales Company, Inc., doing business as Massey Utility Sales Company (“MUS”), in the United States District Court for the Eastern District of Kentucky, seeking unquantified damages arising out of MUS’s alleged failure to perform under the terms of a certain Coal Supply Agreement (“CSA”) and a determination that MUS had breached the CSA. On April 8, 2005, Coaltrade filed an amended complaint asserting MUS’s cancellation of the CSA and seeking to recover damages resulting from MUS’s purported breach and repudiation of the CSA. Subsequent to the end of the second quarter, MUS and Coaltrade entered into a settlement agreement, through which the dispute will be resolved upon satisfaction of certain contingencies. The agreement involves components, which must be recorded at fair value. The Company is in the process of valuing the components of the settlement and will record an adjustment to the legal reserve, if required, in the third quarter. Management has not determined the materiality of the potential adjustment.

Wheeling Pittsburgh Steel Suit

On April 27, 2005, Wheeling Pittsburgh Steel Corporation filed a complaint against the Company’s subsidiary, Central West Virginia Energy Company (“CWVE”), in the Circuit Court of Brooke County, West Virginia, seeking an order requiring CWVE to specifically perform its obligations under a certain Coal Supply Agreement (“CSA”) and unquantified damages due to CWVE’s alleged failure to perform under the CSA. CWVE removed the lawsuit to the U.S. District Court for the Northern District of West Virginia, and filed an answer and counterclaim. The Company believes it has significant defenses to the claims.

* * * * * * * *

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes and the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

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

The Company wishes to caution readers that forward-looking statements, including disclosures which use words such as the Company “believes,” “anticipates,” “expects,” “estimates” and similar statements, are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Any forward-looking statements should be considered in context with the various disclosures made by the Company about its businesses, including without limitation the risk factors more specifically described or referred to under the heading “Business Risks “ on page 23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

AVAILABLE INFORMATION

Massey files its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the SEC. Massey’s SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov. You may also read and copy any document Massey files at the SEC’s public reference room at 450 Fifth Street, NW, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Massey makes available, free of charge through its Internet website, www.masseyenergyco.com, its annual report, quarterly reports, current reports, proxy statements, section 16 reports and other information and any amendments thereto as soon as practicable after filing or furnishing the material to the SEC in addition to the Company’s Corporate Governance Guidelines, codes of ethics and the charters of the Audit, Compensation, Executive, Governance and Nominating, and Public and Environmental Policy Committees. Materials may be requested at no cost by telephone at (866) 814-6512 and by mail at: Massey Energy Company, Post Office Box 26765, Richmond, Virginia 23261, Attention: Investor Relations.

EXECUTIVE OVERVIEW

Massey operates coal mines and processing facilities in Central Appalachia, which generate revenues and cash flow through the mining, processing and selling of steam and metallurgical grade coal, primarily of a low sulfur content. The Company also generates income and cash flow through other coal-related businesses, including the management of material handling facilities and a synfuel production plant. Other revenue is obtained from royalties, rentals, gas well revenues, gains on the sale of non-strategic assets and miscellaneous income.

The Company reported after-tax earnings for the second quarter of $37.0 million, or $0.48 per basic share and $0.44 per diluted share, compared to $12.6 million, or $0.17 per basic and $ 0.16 per diluted share for the comparable period in 2004. Produced coal sales were 11.6 million tons in the quarter, compared to 10.6 million tons in the second quarter of 2004. Shipments were negatively affected during the quarter by productivity issues at underground mines, particularly mines producing metallurgical coal, and transportation congestion due to heightened demand for and a lack of rail cars. Productivity has been limited by the shortage of experienced underground coal miners and geological difficulties at some underground mines. The Company produced 11.4 million tons during the quarter, compared to 11.1 million tons produced in the second quarter of 2004.

During the quarter, even though coal prices moderated and fluctuated slightly, Massey continued to benefit from prices that remained near historic levels for both Central Appalachian steam and metallurgical coal due to a worldwide shortage of certain grades of coal. The Company’s average Produced coal revenue per ton sold in the quarter of $41.88 increased by 15 percent compared to $36.52 in the second quarter of 2004. Massey’s average Produced coal revenue per ton in the quarter for metallurgical tons sold increased by 11 percent to $53.51 per ton compared to $48.13 in the second quarter of 2004.

The Company’s Average cash cost per ton sold increased $3.75, or 12 percent, to $33.95 for the second quarter of 2005 compared to $30.20 in the previous year’s second quarter. The increased cost level is primarily due to increased sales-related costs due to the growth in average per ton realization, higher prices for diesel fuel and steel, and increased wage and benefit costs. The Company is focused on managing costs by employing higher productivity mining methods and utilizing more high productivity mining equipment.

During the second quarter, the Company acquired, through a bankruptcy sale process, the primary assets of Great Western Coal, Inc., located in Harlan County, Kentucky. The Company paid approximately $2.1 million in cash, plus the assumption of related property reclamation liabilities of approximately $5.8 million. The assets acquired include an estimated 14 million tons of high quality, low sulfur utility and industrial coal reserves and related infrastructure, including a permitted surface mine and rail loading facility. In addition, the Company purchased the related mining equipment for a total of $1.9 million.

Note:	Average cash cost per ton is calculated as the sum of Cost of produced coal revenue and Selling, general and administrative expense (excluding Depreciation, depletion and amortization), divided by the number of produced tons sold. Although Average cash cost per ton is not a measure of performance calculated in accordance with generally acceptable accounting principles, management believes that it is useful to investors in evaluating Massey because it is widely used in the coal industry as a measure to evaluate a company’s control over its cash costs. Average cash cost per ton should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles. In addition, because Average cash cost per ton is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. The table below reconciles the generally acceptable accounting principal measure of Total costs and expenses to Average cash cost per ton.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	$	per ton	$	per ton	$	per ton	$	per ton
	(In millions, except per ton amounts)
Total costs and expenses	$531.0		$437.9		$1,029.3		$845.4
Less: Freight and handling costs	42.7		42.0		80.3		77.0
Less: Cost of purchased coal revenue	31.4		20.4		61.4		43.7
Less: Depletion, depreciation and amortization	60.5		52.5		118.9		103.4
Less: Other expense	1.6		3.3		4.1		5.7

Average cash cost	$394.8	$33.95	$319.7	$30.20	$764.6	$34.32	$615.6	$29.68

RESULTS OF OPERATIONS

Three months ended June 30, 2005 compared with the three months ended June 30, 2004

Revenues

For the three months ended June 30, 2005, produced coal revenue increased 26 percent to $487.1 million compared to $386.7 million for the three months ended June 30, 2004. The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the second quarter of 2005 compared to the second quarter of 2004:

	Three Months Ended June 30,
(In millions, except per ton amounts)	2005	2004	Increase (Decrease)	% Increase (Decrease)
Produced tons sold:
Utility	7.9	6.4	1.5	23%
Metallurgical	2.8	3.1	(0.3)	(10)%
Industrial	0.9	1.1	(0.2)	(18)%

Total	11.6	10.6	1.0	9%

Produced coal revenue per ton sold:
Utility	$36.53	$30.75	$5.78	19%
Metallurgical	53.51	48.13	5.38	11%
Industrial	53.56	37.95	15.61	41%

Weighted average	$41.88	$36.52	5.36	15%

The improvement in average per ton sales price is attributable to increased demand for all grades of coal in the U.S. and for metallurgical coal worldwide. The higher demand has resulted in shortages of certain coals, increasing the market prices of these coals. During the second quarter of 2005, shipments of metallurgical and industrial coal were lower as the Company experienced productivity issues at several underground mines, particularly mines producing metallurgical coal, due to geological difficulties and a shortage of experienced underground coal miners.

Freight and handling revenue increased $0.8 million, or 2 percent, to $42.7 million for the second quarter of 2005 compared to $41.9 million for the second quarter of 2004, due to an increase in tons sold over the comparable period and more shipments to customers where freight and handling are paid by the Company.

Purchased coal revenue increased $17.2 million, or 85 percent, to $37.4 million for the second quarter of 2005 from $20.2 million for the second quarter of 2004, due to a 29 percent increase in realization and an increase in purchased tons sold from 0.5 million in the second quarter of 2004 to 0.7 million in the second quarter of 2005. Massey purchases varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, earnings associated with coal handling facilities, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract settlement payments, and miscellaneous income, decreased to $15.4 million for the second quarter of 2005 from $17.8 million for the second quarter of 2004.

Costs

Cost of produced coal revenue increased approximately 26 percent to $381.7 million for the second quarter of 2005 from $302.1 million for the second quarter of 2004. Cost of produced coal revenue on a per ton of coal sold basis increased 12 percent in the second quarter of 2005 compared with the second quarter of 2004. This increase resulted from production shortfalls, higher sales-related costs due to the increase in average realized prices, and higher diesel fuel, steel and other supply and repair costs, and higher wage benefit costs. Tons produced in the second quarter of 2005 were 11.4 million compared to 11.1 million in the second quarter of 2004.

Freight and handling costs increased $0.8 million, or 2 percent, to $42.7 million for the second quarter of 2005 compared to $41.9 million for the second quarter of 2004, due to an increase in tons sold over the comparable periods.

Cost of purchased coal revenue increased $11.1 million, or 54 percent, to $31.5 million for the second quarter of 2005 from $20.4 million for the second quarter of 2004, due to an 8 percent increase in the average cost of the purchased coal and an increase in purchased tons sold from 0.5 million in the second quarter of 2004 to 0.7 million in the second quarter of 2005.

Depreciation, depletion and amortization increased by 15 percent to $60.5 million in the second quarter of 2005 compared to $52.5 million for the second quarter of 2004, primarily due to an increased depreciable asset base in 2005 compared to 2004.

Selling, general and administrative expenses were $13.1 million for the second quarter of 2005 compared to $17.7 million for the second quarter of 2004. The decrease was attributable to lower stock-based compensation accruals based on the depreciation of the market price of the Company’s common stock.

Other expense, which consists of costs associated with the generation of other revenue, such as costs to operate the synfuel facility, gas wells, and other miscellaneous expenses, decreased $1.7 million from $3.3 million for the second quarter of 2004 to $1.6 million for the second quarter of 2005 primarily due to $1.1 million in losses related to senior notes repurchased during the second quarter of 2004.

Interest

Net Interest expense decreased to $10.3 million for the second quarter of 2005 compared to $18.1 million for the second quarter of 2004. The lower net Interest expense was primarily due to a $5.4 million accrual for interest on the Harman lawsuit during the second quarter of 2004 and higher interest income in the second quarter of 2005 versus the second quarter of 2004.

Income Taxes

Income tax expense was $4.2 million for the second quarter of 2005 compared to an income tax benefit of $1.9 million for the second quarter of 2004. The tax rates for the second quarter of 2005 and 2004 were favorably impacted by percentage depletion allowances

Six months ended June 30, 2005 compared with the six months ended June 30, 2004

Revenues

For the six months ended June 30, 2005, produced coal revenue increased 28 percent to $935.0 million compared to $729.2 million for the six months ended June 30, 2004. The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the first six months of 2005 compared to the first six months of 2004:

	Six Months Ended June 30,
(In millions, except per ton amounts)	2005	2004	Increase (Decrease)	% Increase (Decrease)
Produced tons sold:
Utility	15.1	12.8	2.3	18%
Metallurgical	5.3	5.7	(0.4)	(7)%
Industrial	1.9	2.2	(0.3)	(14)%

Total	22.3	20.7	1.6	8%

Produced coal revenue per ton sold:
Utility	$36.08	$30.62	$5.46	18%
Metallurgical	55.02	44.92	10.10	22%
Industrial	52.40	36.51	15.89	44%

Weighted average	$41.97	$35.16	6.81	19%

The improvement in average per ton sales price is attributable to increased demand for all grades of coal in the U.S. and for metallurgical coal worldwide. The higher demand has resulted in shortages of certain coals, increasing the market prices of these coals. During the first half of 2005, shipments of metallurgical and industrial coal were lower as the Company experienced productivity issues at several underground mines, particularly mines producing metallurgical coal, due to geological difficulties and a shortage of experienced underground coal miners.

Freight and handling revenue increased $3.3 million, or 4 percent, to $80.2 million for the first six months of 2005 compared to $76.9 million for the first six months of 2004, due to increased export shipments and more shipments to customers where freight and handling are paid by the Company.

Purchased coal revenue increased $29.9 million, or 70 percent, to $72.5 million for the first six months of 2005 from $42.6 million for the first six months of 2004, due to a 32 percent increase in realization and an increase in purchased tons sold from 1.1 million in the first six months of 2004 to 1.4 million in the first six months of 2005. Massey purchases varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, earnings associated with coal handling facilities, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract settlement payments, and miscellaneous income, increased to $64.8 million for the first six months of 2005 from $28.8 million for the first six months of 2004. Other revenue for the first six months of 2005 includes a gain of $34.0 million related to the sale of the Company’s ownership interest in the property known as Big Elk Mining Company (see Note 4 within Notes to Condensed Consolidated Financial Statements for further discussion).

Costs

Cost of produced coal revenue increased approximately 25 percent to $732.4 million for the first six months of 2005 from $586.2 million for the first six months of 2004. Cost of produced coal revenue on a per ton of coal sold basis increased 16 percent in the first six months of 2005 compared to the first six months of 2004. This increase resulted from a variety of factors including heavy rains that caused flooding and power outages at a number of the Company’s mines in West Virginia, higher labor and supply costs, including diesel fuel, explosives and steel prices, some longwall productivity issues, higher sales-related costs due to the increase in average realized prices, higher processing costs needed to upgrade steam coal to metallurgical quality and continuing costs to comply with regulatory requirements. Tons produced in the first six months of 2005 were 22.8 million compared to 21.4 million in the first six months of 2004.

Freight and handling costs increased $3.3 million, or 4 percent, to $80.2 million for the first six months of 2005 compared to $76.9 million for the first six months of 2004, due to increased export shipments and more shipments to customers where freight and handling are paid by the Company.

Cost of purchased coal revenue increased $17.6 million, or 40 percent, to $61.4 million for the first six months of 2005 from $43.8 million for the first six months of 2004, due to an increase in purchased tons sold from 1.1 million in the first six months of 2004 to 1.4 million in the first six months of 2005.

Depreciation, depletion and amortization increased by 15 percent to $118.9 million in the first six months of 2005 compared to $103.4 million for the first six months of 2004, primarily due to an increased depreciable asset base in 2005 compared to 2004.

Selling, general and administrative expenses were $32.2 million for the first six months of 2005 compared to $29.3 million for the first six months of 2004. The increase was primarily attributable to higher stock-based compensation accruals based on the appreciation of the market price of the Company’s common stock.

Other expense, which consists of costs associated with the generation of other revenue, such as costs to operate the synfuel facility, gas wells, and other miscellaneous expenses, decreased from $5.7 million for the first six months of 2004 to $4.1 million for the first six months of 2005.

Interest

Net Interest expense decreased to $23.6 million for the first six months of 2005 compared to $29.2 million for the first six months of 2004. The lower net Interest expense was primarily due to a $5.4 million accrual in 2004 for interest on the Harman lawsuit (see Note 12 in Condensed Consolidated Financial Statements).

Income Taxes

Income tax expense was $12.1 million for the first six months of 2005 compared to an income tax benefit of $7.5 million for the first six months of 2004. The tax rate for the first six months of 2005 was favorably impacted by percentage depletion allowances, the usage of a net operating loss carry forward and the adjustment of reserves in connection with the closing of a prior period audit by state taxing authorities. The tax rate for the first six months of 2004 was favorably impacted by percentage depletion allowances and the adjustment of reserves in connection with the closing of a prior period audit by the Internal Revenue Service.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company’s available liquidity was $231.6 million, including cash and cash equivalents of $145.0 million and $86.6 million availability on its asset-based revolving credit facility. The total debt-to-book capitalization ratio was 42.4 percent at June 30, 2005.

The Company’s debt was comprised of the following:

$ In thousands	June 30, 2005	December 31, 2004
6.625% senior notes due 2010	$335,000	$335,000
6.95% senior notes due 2007	220,095	239,205
2.25% convertible senior notes due 2024	175,000	175,000
4.75% convertible senior notes due 2023	132,000	132,000
Capital lease obligations	28,119	40,809
Fair value hedge valuation	(578)	(1,486)

Total debt	889,636	920,528
Amounts due within one year	(13,484)	(20,333)

Total long-term debt	$876,152	$900,195

On April 1, 2005, the Company repurchased a total principal amount of $19.1 million of the 6.95% Senior Notes at a cost of $19.8 million, which excluded accrued interest. As opportunities arise, the Company may repurchase additional outstanding debt on the open market.

Net cash provided by operating activities was $216.1 million for the first six months of 2005 compared to $175.0 million for the first six months of 2004. Cash provided by operating activities reflects net income adjusted for non-cash charges and changes in working capital requirements. Net cash provided by operating activities for the first six months of 2005 includes a federal income tax refund of $20.2 million.

Net cash utilized by investing activities was $161.2 million and $153.4 million for the first six months of 2005 and 2004, respectively. The cash used in investing activities reflects capital expenditures in the amount of $197.8 million and $171.1 million for the first six months of 2005 and 2004, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, and projects to improve the efficiency of mining operations. Additionally, the first six months of 2005 and 2004 included $36.6 million and $17.8 million, respectively, of proceeds provided by the sale of assets. Proceeds from the sale of assets for the first six months of 2005 included $22.5 million in cash related to the sale of the Company’s ownership interest in the property known as Big Elk Mining Company (see Note 4 in Notes to Condensed Consolidated Financial Statements for further discussion).

Financing activities primarily reflect changes in debt levels for the first six months of 2005 and 2004, as well as the exercising of stock options and payments of dividends. Net cash utilized by financing activities was $32.5 million compared to net cash provided by financing activities of $114.0 million for the first six months of 2005 and 2004, respectively. During the first six months of 2004, the Company issued $175 million of 2.25% Convertible Senior Notes due 2024 resulting in net proceeds of approximately $169.8 million, after post-closing costs. The Company retired a total principal amount of $19.1 million of the 6.95% Senior Notes at a cost of $19.9 million, including interest during the first six months of 2005. During the first six months of 2004 the Company made several open-market debt repurchases, retiring a total principal amount of $36.3 million of the 6.95% Senior Notes and $25.0 million of the 6.625% Senior Notes at a cost of $37.9 million and $25.0 million, respectively, including accrued interest. During the first half of 2005, the Company did not enter into any capital leases, and repaid $12.7 million of capital lease obligations. During the first six months of 2004, the Company generated $15.0 million from a sale-leaseback (capital lease) transaction of certain mining equipment. In addition, during the first quarter of 2004, the Company entered into $10.3 million of capital leases for mining equipment.

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

The following is a summary of certain of the Company’s significant contractual obligations as of June 30, 2005. Please refer to Liquidity and Capital Resources within Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Annual Report on Form 10-K for the year ended December 31, 2004, for a more complete discussion of our significant contractual obligations.

	Payments Due by Years
In thousands	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt (1)	$1,218,287	$47,622	$318,347	$63,000	$789,318
Operating lease obligations	70,481	35,127	27,835	7,519	—
Capital lease obligations (2)	30,765	14,619	9,160	3,464	3,522

Total obligations	$1,319,533	$97,368	$355,342	$73,983	$792,840

(1)	Long-term debt obligations reflect the future interest and principal payments of the Company’s fixed rate senior unsecured notes outstanding as of June 30, 2005. These amounts also include the estimated net interest payments related to the interest rate swap covering a notional amount of debt of $240 million. Under the interest rate swap, the Company receives interest payments at a fixed rate of 6.625% and pays a variable rate that is based on six-month LIBOR plus 216 basis points. The Company has estimated the variable rate based on the LIBOR forward curve as of June 30, 2005.
(2)	Capital lease obligations include the amount of imputed interest over the terms of the leases.

CERTAIN TRENDS AND UNCERTAINTIES

Please refer to Certain Trends and Uncertainties of the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of the Annual Report on Form 10-K for the year ended December 31, 2004, for a discussion of certain risk factors, which may impact our business.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company is party to certain off-balance sheet arrangements including guarantees, indemnifications, and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. Liabilities related to these arrangements are not reflected in the consolidated balance sheets, and the Company does not expect any material impact on its cash flows, results of operations or financial condition to result from these off-balance sheet arrangements.

The Company uses surety bonds to secure reclamation, workers’ compensation, wage payments, and other miscellaneous obligations. As of June 30, 2005, the Company had $287.1 million of outstanding surety bonds. Those bonds were in place to secure obligations as follows: post-mining reclamation bonds of $257.3 million, workers’ compensation bonds of $10.0 million, wage payment and collection bonds of $8.5 million, and other miscellaneous obligation bonds of $11.3 million.

Generally, the availability and market terms of surety bonds continue to be challenging. If the Company is unable to meet certain financial tests, or to the extent that surety bonds otherwise become unavailable, the Company would need to replace the surety bonds or seek to secure them with letters of credit, cash deposits, or other suitable forms of collateral. As of June 30, 2005, the Company had secured $37.8 million of surety obligations with letters of credit.

From time to time the Company uses bank letters of credit to secure its obligations for worker’s compensation programs, various insurance contracts and other obligations. Issuing banks currently require that such letters of credit be secured by funds deposited into restricted accounts pledged to the banks under reimbursement agreements or be issued under the Company’s asset-based revolving credit facility. At June 30, 2005, the Company had $143.2 million of letters of credit outstanding, of which $100.0 million was collateralized by $105.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks, and $43.2 million was issued under the Company’s asset-based lending arrangement. No claims were outstanding against those letters of credit as of June 30, 2005.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended June 30, 2005 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and in Part I, Item 2, “Critical Accounting Estimates and Assumptions” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, for a discussion of our critical accounting estimates and assumptions. There have been no material changes to the previously reported information concerning the Company’s Critical Accounting Estimates and Assumptions.

RECENT ACCOUNTING DEVELOPMENTS

SFAS 153: Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement is based on the principle that the exchanges of nonmonetary assets are measured based on the fair value of the assets exchanged. SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This guidance is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with early adoption permitted. The Company believes this guidance may have an impact on its financial statements for future coal reserve swaps in which the future cash flows of the property received differ significantly from the expected cash flows of the property exchanged.

SFAS 123R: Accounting for Stock-based Compensation

As discussed in “Recent Accounting Pronouncements” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and the Company’s Form 10-Q for the quarter ended March 31, 2005, on December 16, 2004, the FASB issued SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their grant date fair values for interim periods beginning after June 15, 2005. On April 14, 2005, the SEC issued a press release stating that public companies will now be required to adopt SFAS 123R no later than their first fiscal year beginning after June 15, 2005. Consequently, the Company currently expects to adopt SFAS 123R on January 1, 2006 using the “modified prospective” method.

EITF 04-06: Accounting for Stripping Costs Incurred during Production in the Mining Industry

At its March 17, 2005 meeting, the EITF reached a consensus on EITF Issue 04-6 regarding the accounting for post-production stripping costs. The consensus reached was that “stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced (extracted) during the period that the stripping costs are incurred.” This consensus limits accounting for production-related stripping costs as a component of inventory to merely those costs associated with extracted or saleable inventories. Therefore, stripping costs associated with in-process (i.e., uncovered, but unextracted) production shall not be recognized in inventory under this consensus. This represents a significant change from the Company’s current accounting for production-related stripping costs, as the Company currently includes production-related stripping costs as a component of surface mining inventory and allocates the costs incurred over the estimated total reserves of the mine.

EITF Issue 04-6 is effective for the first reporting period beginning after December 15, 2005, with early adoption permitted. The transition provisions of EITF Issue 04-6 requires that the consensus be applied to the balances of assets as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings. The Company expects to adopt EITF 04-06 on January 1, 2006.

Production-related stripping costs attributed to coal that has not been extracted from the ground, included in Inventory as Advance stripping costs, was approximately $150 million and $137 million as of June 30, 2005 and December 31, 2004, respectively. Applying the requirements of the new EITF as of June 30, 2005 would have resulted in a decrease of approximately $150 million in Advance stripping costs and a decrease of approximately $120 million, net of tax, in Retained earnings at that date. The effect on January 1, 2006 will depend on the amount of Advance stripping costs included on the Company’s balance sheet at December 31 , 2005. In addition, application of this provision may increase the volatility of the Company’s earnings. Since advance stripping costs are incurred prior to the extraction of coal, the stripping costs will be expensed immediately. As a result, operating costs for a given reporting period may not match the corresponding revenues recognized as coal is transported to customers.

SFAS 154: Accounting for Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. The standard is a replacement of APB Opinion No. 20 and FASB Statement No. 3, as a result of an effort by the FASB to improve the comparability of financial reporting by working with the International Accounting Standards Board toward development of a single set of quality accounting standards. This statement addresses accounting changes and error corrections, and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable. When impracticable, this statement requires SFAS 154 to be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets). This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company expects to adopt SFAS 154 on January 1, 2006.

Item 3: QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

Please refer to Part II, Item 7A, “Quantitative and Qualitative Discussions About Market Risk,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, for a discussion of certain market risk factors, which may impact our business. There has been no significant change to the Company’s market risk exposures for the three months ended June 30, 2005.

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

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The following describes material developments in legal proceedings affecting us, as previously described in Part I, Item 3, “Legal Proceedings,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and in Part II, Item 1, “Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as they relate to the fiscal quarter ended June 30, 2005.

Information responsive to this Item 1 is contained in Note 13, “Contingencies,” of the Notes to the Condensed Consolidated Financial Statements in this report and is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 24, 2005, the shareholders of the Company voted on the following proposals at the Annual Meeting of Shareholders at which there were present at the meeting, in person or by proxy, the holders of 72,039,284 common shares, representing 93.85 percent of the total number of shares outstanding, such percentage constituting a quorum:

(1)	Proposal to elect Don L. Blankenship and Bobby R. Inman as Class III directors to hold office for three years and until their respective successors are duly qualified and elected. Mr. Blankenship was elected by a vote of 68,596,235 shares “For” and 3,443,049 shares “Withhold Authority.” Admiral Inman was elected by a vote of 70,240,677 shares “For” and 1,798,607 shares “Withhold Authority.” The following directors had terms of office that did not expire at the 2005 Annual Meeting: John C. Baldwin, James B. Crawford, E. Gordon Gee, William R. Grant, Dan R. Moore and Martha R. Seger.

(2)	Proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005. This proposal was approved, receiving a vote of 71,758,856 “Votes For,” 221,666 “Votes Against,” and 58,762 “Abstentions.”

(3)	Proposal to re-approve the qualifying performance criteria contained in the Massey Energy 1999 Executive Performance Incentive Plan to allow the Company to continue to take tax deductions under section 162(m) of the Internal Revenue Code of 1986, as amended. This proposal received a vote of 61,796,958 “Votes For,” 2,938,113 “Votes Against,” and 7,304,213 “Abstentions.” The Votes For represented 85.8 percent of the shares of the Company’s common stock represented at the meeting, 35.8 percent more than the percentage amount required to pass.

(4)	Proposal to approve an amendment to the Massey Energy Company Stock Plan for Non-Employee Directors to extend the ability of the committee administering such plan to grant restricted stock and restricted unit awards through March 10, 2007. This proposal received a vote of 39,331,809 “Votes For,” 13,889,428 “Votes Against,” 7,318,364 “Abstentions,” and 11,499,683 “Broker Non-Votes.” The Votes For represented 54.6 percent of the shares of the Company’s common stock represented at the meeting, 4.6 percent more than the percentage amount required to pass.

Item 5. Other Information

None.

Item 6. EXHIBITS

(a)	EXHIBITS

	10.1	Massey Energy Company Stock Plan for Non-Employee Directors, as amended and restated effective May 24, 2005 [filed as Exhibit 10.1 to Massey’s current report on Form 8-K filed May 26, 2005 and incorporated by reference herein].

	10.2	Massey Energy Company 1997 Restricted Stock Plan for Non-Employee Directors, as amended and restated effective May 24, 2005 [filed as Exhibit 10.1 to Massey’s current report on Form 8-K filed May 31, 2005 and incorporated by reference herein].

	31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY (Registrant)

Date: August 9, 2005	/s/ E. B. Tolbert
E. B. Tolbert,
Vice President and
Chief Financial Officer

/s/ D. W. Owings
D. W. Owings,
Controller