Form 10-Q
period 2005-09-30
MASSEY ENERGY CO
filed 2005-11-09
CIK 37748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2005 there were 76,911,439 shares of common stock, $0.625 par value, outstanding.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2005

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Produced coal revenue	$418,297	$366,639	$1,353,321	$1,095,821
Freight and handling revenue	36,762	34,145	117,007	111,083
Purchased coal revenue	28,166	22,487	100,688	65,071
Other revenue	50,518	13,462	115,287	42,303

Total revenues	533,743	436,733	1,686,303	1,314,278

Costs and Expenses
Cost of produced coal revenue	348,982	296,557	1,081,410	882,796
Freight and handling costs	36,762	34,145	117,007	111,083
Cost of purchased coal revenue	23,623	21,612	85,050	65,362
Depreciation, depletion and amortization applicable to:
Cost of produced coal revenue	56,472	59,243	173,345	160,553
Selling, general and administrative	976	1,162	3,026	3,245
Selling, general and administrative	23,735	16,232	55,893	45,573
Other expense	1,282	1,596	5,360	7,335

Total costs and expenses	491,832	430,547	1,521,091	1,275,947

Income before interest and taxes	41,911	6,186	165,212	38,331

Interest income	3,177	3,135	8,662	6,253
Interest expense	(14,799)	(14,032)	(43,843)	(46,332)

Income (Loss) before taxes	30,289	(4,711)	130,031	(1,748)
Income tax (expense) benefit	(7,766)	6,701	(19,871)	14,154

Net income	$22,523	$1,990	$110,160	$12,406

Net income per share—Basic	$0.29	$0.03	$1.44	$0.17

Net income per share—Diluted	$0.28	$0.03	$1.31	$0.16

Shares used to calculate Net income per share
Basic	76,409	75,268	76,286	75,126

Diluted	89,546	76,527	89,409	76,315

Dividends declared per share	$0.04	$0.04	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

UNAUDITED

	September 30, 2005	December 31, 2004*
ASSETS

Current Assets
Cash and cash equivalents	$140,667	$122,531
Trade and other accounts receivable, less allowance of $4,231 and $4,240 respectively	157,910	168,873
Inventories	322,633	259,785
Deferred taxes	3,388	3,085
Income taxes receivable	17,014	36,876
Other current assets	191,958	199,548

Total current assets	833,570	790,698

Net Property, Plant and Equipment	1,750,641	1,640,203
Other Noncurrent Assets
Pension assets	74,941	68,952
Other	167,320	151,052

Total other noncurrent assets	242,261	220,004

Total assets	$2,826,472	$2,650,905

*	Amounts at December 31, 2004 have been derived from audited financial statements.

(Continued On Next Page)

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

UNAUDITED

	September 30, 2005	December 31, 2004*
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable, principally trade and bank overdrafts	$153,667	$134,969
Current portion of debt	11,672	20,333
Payroll and employee benefits	43,171	31,007
Other current liabilities	169,495	145,993

Total current liabilities	378,005	332,302

Noncurrent Liabilities
Long-term debt	869,880	900,195
Deferred taxes	229,001	216,460
Other noncurrent liabilities	460,032	425,075

Total noncurrent liabilities	1,558,913	1,541,730

Shareholders’ Equity
Capital Stock
Preferred – authorized 20,000,000 shares without par value; none issued	—	—
Common – authorized 150,000,000 shares of $0.625 par value; issued and outstanding – 76,914,561 and 76,430,992 shares at September 30, 2005 and December 31, 2004, respectively	48,072	47,769
Additional capital	49,864	39,925
Unamortized executive stock plan expense	(4,714)	(6,162)
Retained earnings	796,483	695,492
Other comprehensive loss	(151)	(151)

Total shareholders’ equity	889,554	776,873

Total liabilities and shareholders’ equity	$2,826,472	$2,650,905

*	Amounts at December 31, 2004 have been derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)

UNAUDITED

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$110,160	$12,406
Adjustments to reconcile Net income to Cash provided by operating activities:
Depreciation, depletion and amortization	176,371	163,798
Deferred taxes	14,685	(604)
Gain on disposal of assets	(48,734)	(15,200)
Gain on reserve exchange	(38,198)	—
Loss on repurchase of senior notes	669	1,279
Changes in operating assets and liabilities	55,514	41,386

Cash provided by operating activities	270,467	203,065

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(282,278)	(252,222)
Proceeds from sale of assets	41,710	48,856

Cash utilized by investing activities	(240,568)	(203,366)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of senior notes	(19,890)	(70,799)
Repayment of capital lease obligations	(16,455)	(12,407)
Proceeds from issuance of convertible senior notes	—	170,275
Proceeds from sale-leaseback transactions	26,727	15,000
Dividends paid	(9,149)	(9,033)
Stock options exercised	7,004	6,629

Cash (utilized) provided by financing activities	(11,763)	99,665

Increase in cash and cash equivalents	18,136	99,364
Cash and cash equivalents at beginning of period	122,531	88,753

Cash and cash equivalents at end of period	$140,667	$188,117

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	General

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Annual Report on Form 10-K of Massey Energy Company (“Massey” or the “Company”) for the year ended December 31, 2004. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended September 30, 2005 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2005.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals), which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at September 30, 2005 and December 31, 2004, and its consolidated results of operations and cash flows for the nine months ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

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

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

(2)	Inventories

Inventories are comprised of:

	September 30, 2005	December 31, 2004
	(In Thousands)
Saleable coal	$91,507	$62,893
Raw coal	20,258	22,705
Advance stripping costs	168,832	137,422

Subtotal coal inventory	$280,597	$223,020
Supplies inventories	42,036	36,765

Total inventory	$322,633	$259,785

Saleable coal represents coal ready for sale, including inventories designated for customer facilities under consignment arrangements of $43.9 million and $38.1 million at September 30, 2005 and December 31, 2004, respectively. Raw coal represents coal that generally requires further processing prior to shipment to the customer. Advance stripping costs consists of the costs incurred to remove overburden above an unmined coal seam as part of the surface mining process.

Effective January 1, 2006, the Company expects to adopt the recent Emerging Issues Task Force (“EITF”) Issue No. 04-06 regarding the accounting for post-production stripping costs. The accounting guidance limits accounting for production-related stripping costs as a component of inventory to merely those costs associated with extracted or saleable inventories.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Therefore, stripping costs associated with in-process production shall not be recognized in inventory, but shall be recorded as cost of produced coal revenue. As of September 30, 2005, stripping costs attributed to coal that has not been extracted, included in Inventory as Advance stripping costs, was approximately $169 million. Applying the requirements of the new EITF as of September 30, 2005, would have resulted in a maximum decrease of approximately $169 million in Advance stripping costs and a maximum decrease of approximately $135 million, net of tax, in Retained earnings. The effect to the financial statements on January 1, 2006 will depend on the amount of Advance stripping costs include on the Company’s balance sheet at December 31, 2005.

(3)	Other Current Assets

Other current assets are comprised of the following:

	September 30, 2005	December 31, 2004
	(In Thousands)
Longwall panel costs	$60,032	$53,687
Deposits	115,705	111,141
Other	16,221	34,720

Total other current assets	$191,958	$199,548

Deposits consist primarily of funds placed in restricted accounts with financial institutions to collateralize letters of credit that support workers’ compensation requirements, insurance and other obligations. As of September 30, 2005 and December 31, 2004, deposits include $105.0 million of funds pledged as collateral to support outstanding letters of credit (see Note 5 for further discussion).

(4)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	September 30, 2005	December 31, 2004
	(In Thousands)
Property, plant and equipment, at cost	$3,280,122	$3,113,970
Accumulated depreciation, depletion and amortization	(1,529,481)	(1,473,767)

Net property, plant and equipment	$1,750,641	$1,640,203

During the third quarter of 2005, the Company exchanged coal reserves with a third party, recognizing a gain of $38.2 million (pre-tax). The acquired coal reserves were recorded in Property, plant and equipment at the fair value of the reserves surrendered. See Note 10 for additional information on this transaction.

During the third quarter of 2005, the Company generated $26.7 million of cash from a sale-leaseback (operating lease) transaction of certain mining equipment. The lease is for a period of eight years with no residual value guarantee.

During the first quarter of 2005, the Company sold its ownership interest in the property known as Big Elk Mining Company to a privately held coal company for total consideration of $52.5 million in cash and non-interest bearing notes, plus the assumption of reclamation liabilities associated with the property of approximately $10.1 million. The Big Elk operations included a preparation plant, rail loadout and approximately 12 million tons of coal reserves. Included in the sale were approximately 5 million tons of coal reserves in Mingo and McDowell Counties, West Virginia, held by two separate subsidiaries of the Company. The Company received $22.5 million in cash and $30 million in a non-interest bearing note. The total realized gain on the sale was $45.6 million, of which $11.6 million was deferred as an allowance against the non-interest bearing note. The recognized gain of $34.0 million (pre-tax) is included within Other revenue for the first quarter of 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

During the third quarter of 2004, the Company entered into a joint venture agreement with Penn Virginia Resource Partners, L.P. to own and operate end user coal handling facilities. Penn Virginia Resource Partners, L.P. purchased a 50% interest in the joint venture from Massey for approximately $28.5 million, from which Massey realized a pre-tax gain of approximately $13 million, of which $11.3 million was deferred and will be recognized over the terms of the related coal handling facility agreements.

During the third quarter of 2004, the Company purchased selected assets associated with two Horizon Natural Resources Company operations, Starfire (subsequently renamed Big Elk Mining Company), located in Perry County, Kentucky, and Cannelton (subsequently renamed Mammoth Coal Company), located in Kanawha County, West Virginia. The Company paid $10 million in cash, plus the assumption of related property reclamation liabilities of approximately $25 million. The assets acquired included an estimated 20 million tons of low sulfur coal reserves, two preparation plants, a barge loading facility, related infrastructure and selected mining equipment.

During the third quarter of 2004, the Company recorded a charge to Depreciation, depletion and amortization in the amount of $6.1 million (pre-tax) related to the write off of certain capitalized development costs and an investment in an active gas well.

(5)	Debt

The Company’s debt is comprised of the following:

	September 30, 2005	December 31, 2004
	(In Thousands)
6.625% senior notes due 2010	$335,000	$335,000
6.95% senior notes due 2007	220,095	239,205
2.25% convertible senior notes due 2024	175,000	175,000
4.75% convertible senior notes due 2023	132,000	132,000
Capital lease obligations	24,354	40,809
Fair value hedge valuation	(4,897)	(1,486)

Total debt	$881,552	$920,528
Amounts due within one year	(11,672)	(20,333)

Total long-term debt	$869,880	$900,195

The weighted average effective interest rate of the outstanding borrowings was 5.5% and 5.1% at September 30, 2005 and December 31, 2004, respectively, after giving effect to the interest rate swap (see discussion of fair value hedge below). At September 30, 2005, the Company’s available liquidity was $221.6 million, including cash and cash equivalents of $140.7 million and $80.9 million availability on its asset-based revolving credit facility.

Senior Note Repurchases

On April 1, 2005, the Company repurchased a total principal amount of $19.1 million of the 6.95% Senior Notes at a cost of $19.8 million, which excluded accrued interest. A net loss of $0.7 million related to these repurchases was recognized in the first nine months of 2005 and is shown in Other expense. During the first nine months of 2004, the Company made several open-market purchases, retiring a total principal amount of $43.8 million of the 6.95% Senior Notes and $25.0 million of the 6.625% Senior Notes at a cost of $45.1 million and $25.0 million, respectively, including accrued interest. A net loss of $1.3 million related to these repurchases was recognized in the first nine months of 2004 and is shown in Other expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Capital Leases

During the first nine months of 2005, the Company did not enter into any capital leases, and repaid $16.5 million of capital lease obligations. During the first nine months of 2004, the Company generated $15.0 million from a sale-leaseback (capital lease) transaction for certain mining equipment. During the first nine months of 2004, the Company also entered into $27.3 million of capital leases for mining equipment. The leases were for periods ranging from approximately 2 to 6 years with no residual value guarantee.

Fair Value Hedge

On November 10, 2003, the Company entered into a fixed interest rate to floating interest rate swap agreement with a highly rated financial institution covering a notional amount of debt of $240 million. The Company designated this swap as a fair value hedge of a portion of its 6.625% Senior Notes. The fair value estimate is based on the cost that would be incurred to terminate the contract. The Company would have paid $4.9 million and $1.5 million to terminate the interest rate swap contract in place as of September 30, 2005 and December 31, 2004, respectively. The fair value of the swap is recorded in Other noncurrent liabilities. To the extent the fair value of the swap obligation is unfavorable in an amount in excess of a $20 million threshold, the Company will be required to post collateral to cover the amount of liability that exceeds the threshold. The threshold amount will vary depending on the Company’s unsecured debt credit rating as determined by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services.

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

The Company uses surety bonds to secure reclamation, workers’ compensation, wage payments, and other miscellaneous obligations. As of September 30, 2005, the Company had $304.0 million of outstanding surety bonds. Those bonds were in place to secure obligations as follows: post-mining reclamation bonds of $274.8 million, workers’ compensation bonds of $10.0 million, wage payment and collection bonds of $8.5 million, and other miscellaneous obligation bonds of $10.7 million.

Generally, the availability and market terms of surety bonds continue to be challenging. If the Company is unable to meet certain financial tests, or to the extent that surety bonds otherwise become unavailable, the Company would need to replace the surety bonds or seek to secure them with letters of credit, cash deposits, or other suitable forms of collateral. As of September 30, 2005, the Company had secured $37.8 million of surety obligations with letters of credit.

From time to time the Company uses bank letters of credit to secure its obligations for worker’s compensation programs, various insurance contracts and other obligations. Issuing banks currently require that such letters of credit be secured by funds deposited into restricted accounts pledged to the banks under reimbursement agreements or be issued under the Company’s asset-based revolving credit facility. At September 30, 2005, the Company had $149.1 million of letters of credit outstanding, of which $100.0 million was collateralized by $105.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks, and $49.1 million was issued under the Company’s asset-based lending arrangement. No claims were outstanding against those letters of credit as of September 30, 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(6)	Pension Expense

Net periodic pension expense for both the Company’s qualified defined benefit pension plan and nonqualified supplemental benefit pension plan includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands)
Service cost	$2,331	$2,103	$6,993	$6,120
Interest cost	3,216	3,030	9,649	9,091
Expected return on plan assets	(4,434)	(4,242)	(13,303)	(12,725)
Recognized loss	902	787	2,705	2,361
Amortization of prior service cost	10	10	30	30

Net periodic pension expense	$2,025	$1,688	$6,074	$4,877

The Company contributed $7.4 million to the qualified defined benefit pension plan during the three months ended September 30, 2005 and $11.6 million in the nine months ended September 30, 2005. The Company expects to voluntarily contribute a total of approximately $16 million during 2005. The Company paid benefits to participants for the nonqualified supplemental benefit pension plan of $0.04 million for both the nine month periods ended September 30, 2005 and 2004.

(7)	Other noncurrent liabilities

	September 30, 2005	December 31, 2004
	(In Thousands)
Reclamation	$137,691	$136,071
Workers’ compensation and black lung	100,427	95,891
Other post retirement benefits	97,586	96,705
Other	124,328	96,408

Total other noncurrent liabilities	$460,032	$425,075

(8)	Black Lung and Workers’ Compensation Expense

Expenses for black lung benefits and workers’ compensation related benefits include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands)
Self-insured black lung benefits:
Service cost	$(250)	$833	$1,798	$2,500
Interest cost	77	972	2,021	2,915
Amortization of actuarial gain	(3,277)	(115)	(3,518)	(346)

	(3,450)	1,690	301	5,069
Other workers’ compensation benefits	11,705	8,486	32,477	28,183

	$8,255	$10,176	$32,778	$33,252

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Payments for benefits, premiums and other costs related to black lung and workers’ compensation liabilities were $9.6 million and $8.9 million, for the three months ended September 30, 2005 and 2004, respectively, and were $30.4 million and $27.0 million for the nine months ended September 30, 2005 and 2004, respectively.

After the completion of an experience study prepared by the Company’s independent actuaries and after review by the Company, the Company adjusted its black lung assumptions to reflect recent historical disability incidence rates and claims approval rates. These adjustments decreased the January 1, 2005 black lung accumulated benefit obligation by approximately $21 million. Such decreases in the liability are included in the actuarial gains and losses and recognized in the determination of the black lung expense over a five-year period. Total black lung expense for the full year 2005 is projected to be $0.4 million.

(9)	Other Postretirement Benefits Expense

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands)
Service cost	$(40)	$1,015	$1,763	$3,496
Interest cost	1,277	1,709	4,740	5,940
Recognized loss	300	299	1,152	1,725
Amortization of prior service credit	(387)	(171)	(905)	(514)

Net periodic postretirement benefit cost	$1,150	$2,852	$6,750	$10,647

Payments for benefits related to postretirement benefit cost were $1.1 million for both of the three month periods ended September 30, 2005 and 2004, and were $3.2 million and $3.9 million, for the nine months ended September 30, 2005 and 2004, respectively.

(10)	Other Items Affecting Net Income

During the third quarter of 2005, the Company recognized a gain of $38.2 million (pre-tax) from the exchange of coal reserves. Statement of Financial Accounting Standards (“SFAS”) No. 153: Exchanges of Nonmonetary Assets, an Amendment of APB No. 29, Accounting for Nonmonetary Transactions eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Based on the criteria of commercial substance, the Company determined that its reserves exchange transaction met the criteria. The fair value of the assets surrendered by both parties, were determined by use of a future cashflows valuation model. The difference in the fair value of the assets surrendered by the Company, and its book basis resulted in the gain recognized. The gain from this transaction is recorded in Other revenue.

During the third quarter of 2005, the Company recorded a net favorable adjustment of $4.1 million (pre-tax) resulting from a decrease in legal reserves for certain legal matters. During the nine month period ended September 30, 2005, the Company recorded accrued expense of $5.2 million (pre-tax) in legal reserves for certain legal matters.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(11)	Earnings Per Share

The number of shares used to calculate basic earnings per share for the three months and nine months ended September 30, 2005 and 2004 is based on the weighted average outstanding shares of Massey during the respective periods. The number of shares used to calculate diluted earnings per share is based on the number of shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by Massey employees and directors during each period and debt securities convertible into common stock during each period. In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities in the amount of 12.0 million and 10.0 million shares was excluded from the calculation of the diluted income per common share in the three months ended September 30, 2004, and the nine months ended September 30, 2004, respectively, as such inclusion would result in antidilution. In accordance with EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” the 2004 diluted income per share amounts have been restated to include the dilutive effect of the Company’s convertible senior notes using the if-converted method.

The computations for basic and diluted income per share are based on the following per share information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands, Except Per Share Amounts)
Numerator:
Income - numerator for basic	$22,523	$1,990	$110,160	$12,406
Effect of convertible notes	2,350	—	6,984	—

Adjusted net income – numerator for diluted	$24,873	$1,990	$117,144	$12,406

Denominator:
Weighted average shares – denominator for basic	76,409	75,268	76,286	75,126
Effect of stock options/restricted stock	1,121	1,259	1,107	1,189
Effect of convertible notes	12,016	—	12,016	—

Adjusted weighted average shares – denominator for diluted	89,546	76,527	89,409	76,315

Income per share:
Basic	$0.29	$0.03	$1.44	$0.17

Diluted	$0.28	$0.03	$1.31	$0.16

Both the Company’s 4.75% Convertible Senior Notes and 2.25% Convertible Senior Notes are convertible by holders into shares of Massey’s common stock during certain periods under certain circumstances. As of September 30, 2005, the price of Massey’s common stock had reached the specified thresholds for conversion of the 4.75% and the 2.25% Convertible Senior Notes. Consequently, both series of convertible senior notes are convertible until December 31, 2005, the last day of the Company’s fourth quarter. The 4.75% and the 2.25% Convertible Senior Notes may be convertible beyond this date if each specified threshold for conversion is met in subsequent quarters.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(12)	Stock Plans

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded based on the quoted market price of the Company’s stock at the end of the period. Stock-based compensation other than stock options is recorded to expense on a straight-line basis. The Company has implemented the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” issued by the Financial Accounting Standards Board (“FASB”). The Company has recognized no stock-based compensation expense related to stock options in any period as all options granted had an exercise price equal to market value of the underlying common stock on the date of the grant.

If the Company had followed the fair value method under SFAS 123 to account for stock based compensation cost for stock options using a straight-line basis, the amount of stock based compensation cost for stock options, net of related tax, which would have been recognized for each period and pro-forma net income for each period would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands, Except Per Share Amounts)
Net income, as reported	$22,523	$1,990	$110,160	$12,406
Total stock-based employee compensation expense for stock options determined under Black-Scholes option pricing model	(862)	(448)	(2,769)	(1,342)

Pro forma net income	$21,661	$1,542	$107,391	$11,064

Income per share:
Basic—as reported	$0.29	$0.03	$1.44	$0.17
Basic—pro forma	$0.28	$0.02	$1.41	$0.15
Diluted—as reported	$0.28	$0.03	$1.31	$0.16
Diluted—pro forma	$0.27	$0.02	$1.28	$0.15

(13)	Contingencies

Harman Suit

In December 1997, the Company’s then subsidiary Wellmore Coal Corporation (“Wellmore”) declared force majeure under its coal supply agreement with Harman Mining Corporation (“Harman”) and reduced the amount of coal to be purchased from Harman. On October 29, 1998, Harman and its sole shareholder sued the Company and certain of its subsidiaries in the Circuit Court of Boone County, West Virginia, alleging that the Company and such subsidiaries tortiously interfered with Wellmore’s agreement with Harman, causing Harman to go out of business. On August 1, 2002, the jury awarded the plaintiffs $50 million in compensatory and punitive damages. On March 16, 2005, the Court denied the Company’s August 29, 2002 motions to eliminate or reduce the verdict and for a new trial. The Company is petitioning for appeal of the case to the West Virginia Supreme Court of Appeals. The Company has accrued a liability of $36.9 million, including $8.9 million of interest, which is included in Other current liabilities in the Consolidated Financial Statements. The Company believes this accrual is a fair estimate of the eventual total payout in this case.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Martin County Impoundment Discharge

On October 11, 2000, a partial failure of the coal refuse impoundment of Martin County Coal Corporation, a subsidiary of the Company, released approximately 250 million gallons of coal slurry into two tributary streams of the Big Sandy River in eastern Kentucky. As of September 30, 2005, the Company had incurred a total of approximately $79.8 million of cleanup and other spill related costs, including claims, fines and other items, of which $76.1 million has been paid or reimbursed by insurance companies. Remaining issues include (i) seven lawsuits (one seeking class certification) in the Circuit Court of Martin County, Kentucky, asserting claims for property and other damages, and seeking unquantified compensatory and punitive damages; and (ii) citations and penalties issued by the Federal Mine Safety and Health Administration (“MSHA”) initially totaling approximately $110,000, subsequently reduced to $5,500, appealed by both MSHA and the Company. The Company believes it has insurance coverage applicable to these items and that they will be resolved without a material impact on its cash flows, results of operations or financial condition.

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

Shareholder Suit

On August 5, 2002, one shareholder filed a suit styled as a derivative action in the Circuit Court of Boone County, West Virginia, naming the Company, each of its then directors, and certain of its current and former officers. The suit alleges (i) breach of fiduciary duties against all of the defendants for refusing to cause the Company to comply with environmental, labor and securities laws, and (ii) improper insider trading by certain of the Company’s current and former officers. Plaintiff claims to seek recovery on behalf of the Company of unquantified damages. The Company’s Directors & Officers insurance carrier partially disputed coverage. On May 24, 2004, the Company filed a third party complaint against the carrier, seeking a declaration that the policy covers all claims made, full reimbursement of legal fees, and indemnification from damages assessed in the suit, if any. During the third quarter, the parties signed a settlement agreement resolving the lawsuit without admissions by any party, and obtained preliminary Court approval on September 14, 2005, based on a payment by the carrier and the Company’s adoption of certain corporate governance changes. The Company continues to pursue recovery of defense costs from the carrier, but does not intend to report on this matter again, absent unexpected material developments.

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

Nationwide Permit 21

On October 23, 2003, various environmental groups sued the U.S. Army Corps of Engineers (the “Corps”) in the United States District Court for the Southern District of West Virginia (“SDWV”). The lawsuit seeks to invalidate Nationwide Permit 21 (“NWP 21”), a general permit issued by the Corps under Section 404 of the Clean Water Act authorizing the discharge of fill material into streams for purposes such as the construction of valley fills and refuse impoundments. Plaintiffs maintain that NWP 21 was improperly issued and that valley fills and refuse impoundments must receive individual permits, which require more detailed permit applications and reviews. The Company’s Green Valley Coal Company subsidiary and five coal trade associations intervened in the litigation to protect coal company interests and to support the continued use of NWP 21. On July 8, 2004, the Court suspended certain NWP 21 authorizations for valley fills and surface impoundments in the SDWV if construction had not commenced as of that date. On August 13, 2004, the Court expanded its ruling to include all NWP 21 authorizations for valley fills and surface impoundments in the SDWV. The Corps and coal industry interveners appealed to the United States Court of Appeals for the Fourth Circuit. On January 27, 2005, a similar lawsuit challenging NWP 21 was filed against the Corps by various environmental groups in the United States District Court for the Eastern District of Kentucky. The Company believes these matters will be resolved without a material impact on its cash flows, results of operations or financial condition.

Coaltrade Suit

On March 9, 2005, Coaltrade, LLC, formerly known as Peabody Coaltrade, LLC, filed a complaint against the Company’s subsidiary, Massey Coal Sales Company, Inc., doing business as Massey Utility Sales Company (“MUS”), in the United States District Court for the Eastern District of Kentucky, seeking unquantified damages arising out of MUS’s alleged failure to perform under the terms of a certain Coal Supply Agreement (“CSA”) and a determination that MUS had breached the CSA. On April 8, 2005, Coaltrade filed an amended complaint asserting MUS’s cancellation of the CSA and seeking to recover damages resulting from MUS’s purported breach and repudiation of the CSA. During the third quarter of 2005, MUS and Coaltrade entered into a settlement agreement, subject to certain contingencies. These contingencies were satisfied during the third quarter and the lawsuit was dismissed.

Wheeling Pittsburgh Steel Suit

On April 27, 2005, Wheeling Pittsburgh Steel Corporation (“WPSC”) filed a complaint against the Company’s subsidiary, Central West Virginia Energy Company (“CWVE”), in the Circuit Court of Brooke County, West Virginia, seeking (1) an order requiring CWVE to specifically perform its obligations under a certain Coal Supply Agreement and (2) unquantified damages due to CWVE’s allegedly failing to perform and allegedly causing damage to WPSC’s coke ovens. CWVE removed the lawsuit to the U.S. District Court for the Northern District of West Virginia, and filed an answer and counterclaim to the complaint. The lawsuit was remanded to the Circuit Court of Brooke County. The Company believes it has significant defenses to the claims. While the Company believes it has sufficient legal reserves for this matter, it is possible that the actual outcome of the matter could vary significantly from this amount. The Company will continue to review the amount of the accrual and any adjustment required to increase or decrease the accrual based on development of the matter will be made in the period determined.

* * * * * * * *

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes and the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the Company’s Quarterly Report on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005.

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

The Company wishes to caution readers that forward-looking statements, including disclosures which use words such as the Company “believes,” “anticipates,” “expects,” “estimates” and similar statements, are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Any forward-looking statements should be considered in context with the various disclosures made by the Company about its businesses, including without limitation the risk factors more specifically described or referred to under the heading “Business Risks” on page 23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Company reported after-tax earnings for the third quarter of $22.5 million, or $0.29 per basic share and $0.28 per diluted share, compared to $2.0 million, or $0.03 per basic and diluted share for the comparable period in 2004. Included in the third quarter 2005 net income was a pre-tax, non-cash gain on a coal reserves exchange of $38.2 million ($23.3 million after-tax or $0.29 per diluted share). Results for the quarter were also impacted by favorable pre-tax adjustments of $4.1 million ($2.5 million after-tax or $0.03 per diluted share) to the Company’s legal reserves for certain legal matters. Produced coal sales were 10.0 million tons in the quarter, compared to 10.1 million tons in the third quarter of 2004 and 11.6 million in the second quarter of 2005. Shipments were negatively affected during the quarter by productivity issues at underground mines and railroad transportation congestion due to heightened demand for and a lack of rail cars. Productivity has been negatively impacted by the continuing, industry wide shortage of experienced underground coal miners. The Company produced 10.1 million tons during the quarter, compared to 10.4 million tons produced in the third quarter of 2004 and 11.4 million tons produced in the second quarter of 2005.

Massey continued to benefit during the quarter from strong pricing for both Central Appalachian steam and metallurgical coal due to a strong economic growth in China, India, the U.S. and other regions of the world, a worldwide shortage of certain grades of coal and low stockpile inventories at utilities. The Company’s average Produced coal revenue per ton sold in the quarter of $41.75 increased by 15 percent compared to $36.33 in the third quarter of 2004. Massey’s average Produced coal revenue per ton in the quarter for metallurgical tons sold increased by 16 percent to $53.17 per ton compared to $45.98 in the third quarter of 2004.

The Company’s Average cash cost per ton sold increased $6.21, or 20 percent, to $37.20 for the third quarter of 2005 compared to $30.99 in the previous year’s third quarter and increased 10 percent compared to $33.95 in the second quarter of 2005. The increased cost level is primarily due to lower productivity, as discussed above, increased sales-related costs due to the growth in average per ton realization, higher prices for diesel fuel and steel, and increased wage and benefit costs. Fuel costs were negatively affected by the shut-in of oil and gas production due to hurricanes Katrina and Rita. The Company is focused on managing costs by employing higher productivity mining methods and utilizing higher productivity mining equipment.

Note:	Average cash cost per ton is calculated as the sum of Cost of produced coal revenue and Selling, general and administrative expense (excluding Depreciation, depletion and amortization), divided by the number of produced tons sold. Although Average cash cost per ton is not a measure of performance calculated in accordance with generally acceptable accounting principles, management believes that it is useful to investors in evaluating Massey because it is widely used in the coal industry as a measure to evaluate a company’s control over its cash costs. Average cash cost per ton should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles. In addition, because Average cash cost per ton is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. The table below reconciles the generally acceptable accounting principal measure of Total costs and expenses to Average cash cost per ton.

	Three Months Ended September 30,				Three Months Ended June 30,
	2005		2004		2005
	$	$ per ton	$	$ per ton	$	$ per ton
	(In millions, except per ton amounts)
Total costs and expenses	$491.80		$430.50		$531.00
Less: Freight and handling costs	36.7		34.1		42.7
Less: Cost of purchased coal revenue	23.6		21.6		31.4
Less: Depletion, depreciation and amortization	57.5		60.4		60.5
Less: Other expense	1.3		1.6		1.6

Average cash cost	$372.70	$37.20	$312.80	$30.99	$394.80	$33.95

RESULTS OF OPERATIONS

Three months ended September 30, 2005 compared with the three months ended September 30, 2004

Revenues

For the three months ended September 30, 2005, produced coal revenue increased 14 percent to $418.3 million compared to $366.6 million for the three months ended September 30, 2004. The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the third quarter of 2005 compared to the third quarter of 2004:

(In millions, except per ton amounts)	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2005	2004
Produced tons sold:
Utility	7.1	6.6	0.5	8%
Metallurgical	2.1	2.5	(0.4)	(16)%
Industrial	0.8	1.0	(0.2)	(20)%

Total	10.0	10.1	(0.1)	(1)%

Produced coal revenue per ton sold:
Utility	$37.00	$32.34	$4.66	14%
Metallurgical	53.17	45.98	7.19	16%
Industrial	53.98	38.95	15.03	39%
Weighted average	$41.75	$36.33	$5.42	15%

The improvement in average per ton sales price is attributable to increased demand for all grades of coal in the U.S. and for metallurgical coal worldwide. The higher demand has resulted in shortages of certain coals, increasing the market prices of these coals. During the third quarter of 2005, shipments of metallurgical and industrial coal were lower than the same period of 2004, as the Company experienced productivity issues at several underground mines, particularly mines producing metallurgical coal, due to geological difficulties and a shortage of experienced underground coal miners.

Freight and handling revenue increased $2.7 million, or 8 percent, to $36.8 million for the third quarter of 2005 compared to $34.1 million for the third quarter of 2004, due to an increase in shipments to customers where freight and handling are paid by the Company.

Purchased coal revenue increased $5.7 million, or 25 percent, to $28.2 million for the third quarter of 2005 from $22.5 million for the third quarter of 2004, due to a 15 percent increase in realization and an increase in purchased tons sold from 0.5 million in the third quarter of 2004 to 0.6 million in the third quarter of 2005. Massey purchases varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, earnings associated with coal handling facilities, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract settlement payments, and miscellaneous income, increased to $50.5 million for the third quarter of 2005 from $13.5 million for the third quarter of 2004. The third quarter of 2005 included a pre-tax gain of $38.2 million on a coal reserves exchange (see Note 10 within Notes to Condensed Consolidated Financial Statements for further discussion).

Costs

Cost of produced coal revenue increased approximately 18 percent to $349.0 million for the third quarter of 2005 from $296.6 million for the third quarter of 2004. Cost of produced coal revenue on a per ton of coal sold basis increased 20 percent in the third quarter of 2005 compared with the third quarter of 2004. This increase resulted from production shortfalls at underground operations, higher sales-related costs due to the increase in average realized prices, and higher diesel fuel, steel and other supply and repair costs, and higher wage benefit costs. Tons produced in the third quarter of 2005 were 10.1 million compared to 10.4 million in the third quarter of 2004.

Freight and handling costs increased $2.7 million, or 8 percent, to $36.8 million for the third quarter of 2005 compared to $34.1 million for the third quarter of 2004, due to an increase in shipments to customers where freight and handling are paid by the Company.

Cost of purchased coal revenue increased $2.0 million, or 9 percent, to $23.6 million for the third quarter of 2005 from $21.6 million for the third quarter of 2004, due to an increase in purchased tons sold from 0.5 million in the third quarter of 2004 to 0.6 million in the third quarter of 2005.

Depreciation, depletion and amortization decreased by 5 percent to $57.5 million in the third quarter of 2005 compared to $60.4 million for the third quarter of 2004, due to the third quarter of 2004 including a write-off of $6.1 million of capitalized development costs at an idle mine and an active gas well.

Selling, general and administrative expenses were $23.7 million for the third quarter of 2005 compared to $16.2 million for the third quarter of 2004. The increase was attributable primarily to higher stock-based compensation accruals based on the appreciation of the market price of the Company’s common stock.

Other expense, which consists of costs associated with the generation of other revenue, such as costs to operate the synfuel facility, gas wells, and other miscellaneous expenses, decreased $0.3 million from $1.6 million for the third quarter of 2004 to $1.3 million for the third quarter of 2005.

Interest

Net Interest expense increased to $11.6 million for the third quarter of 2005 compared to $10.9 million for the third quarter of 2004. The higher net Interest expense was primarily due to a less favorable interest rate on the Company’s interest rate swap.

Income Taxes

Income tax expense was $7.8 million for the third quarter of 2005 compared to an income tax benefit of $6.7 million for the third quarter of 2004. The tax rate for the third quarter of 2005 was favorably impacted by percentage depletion allowances and the release of a tax reserve due to the closing of a federal statutory period. The tax rate for the third quarter of 2004 was favorably impacted by percentage depletion allowances and the release of a tax reserve due to the closing of a federal statutory period.

Nine months ended September 30, 2005 compared with the nine months ended September 30, 2004

Revenues

For the nine months ended September 30, 2005, produced coal revenue increased 23 percent to $1,353.3 million compared to $1,095.8 million for the nine months ended September 30, 2004. The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the first nine months of 2005 compared to the first nine months of 2004:

(In millions, except per ton amounts)	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2005	2004
Produced tons sold:
Utility	22.2	19.5	2.7	14%
Metallurgical	7.4	8.2	(0.8)	(10)%
Industrial	2.7	3.2	(0.5)	(16)%

Total	32.3	30.9	1.4	5%

Produced coal revenue per ton sold:
Utility	$36.37	$31.21	$5.16	17%
Metallurgical	54.50	45.24	9.26	20%
Industrial	52.87	37.28	15.59	42%
Weighted average	$41.90	$35.54	$6.36	18%

The improvement in average per ton sales price is attributable to increased demand for all grades of coal in the U.S. and for metallurgical coal worldwide. The higher demand has resulted in shortages of certain coals, increasing the market prices of these coals. During the first nine months of 2005, shipments of metallurgical and industrial coal were lower than the same period of 2004, as the Company experienced productivity issues at several underground mines, particularly mines producing metallurgical coal, due to geological difficulties and a shortage of experienced underground coal miners.

Freight and handling revenue increased $5.9 million, or 5 percent, to $117.0 million for the first nine months of 2005 compared to $111.1 million for the first nine months of 2004, due to increased shipments and more shipments to customers where freight and handling are paid by the Company.

Purchased coal revenue increased $35.6 million, or 55 percent, to $100.7 million for the first nine months of 2005 from $65.1 million for the first nine months of 2004, due to a 27 percent increase in realization and an increase in purchased tons sold from 1.5 million in the first nine months of 2004 to 1.9 million in the first nine months of 2005. Massey purchases varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, earnings associated with coal handling facilities, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract settlement payments, and miscellaneous income, increased to $115.3 million for the first nine months of 2005 from $42.3 million for the first nine months of 2004. The first nine months of 2005 includes a pre-tax gain of $38.2 million on a coal reserves exchange (see Note 10 within Notes to Condensed Consolidated Financial Statements for further discussion). In addition, Other revenue for the first nine months of 2005 includes a gain of $34.0 million related to the sale of the Company’s ownership interest in the property known as Big Elk Mining Company (see Note 4 within Notes to Condensed Consolidated Financial Statements for further discussion).

Costs

Cost of produced coal revenue increased approximately 22 percent to $1,081.4 million for the first nine months of 2005 from $882.8 million for the first nine months of 2004. Cost of produced coal revenue on a per ton of coal sold basis increased 17 percent in the first nine months of 2005 compared to the first nine months of 2004. This increase resulted from a variety of factors including heavy rains that caused flooding and power outages at a number of the Company’s mines in West Virginia, higher labor and supply costs, including diesel fuel, explosives and steel prices, some longwall productivity issues, higher sales-related costs due to the increase in average realized prices, higher processing costs needed to upgrade steam coal to metallurgical quality and continuing costs to comply with regulatory requirements. Tons produced in the first nine months of 2005 were 32.9 million compared to 31.8 million in the first nine months of 2004.

Freight and handling costs increased $5.9 million, or 5 percent, to $117.0 million for the first nine months of 2005 compared to $111.1 million for the first nine months of 2004, due to increased shipments and more shipments to customers where freight and handling are paid by the Company.

Cost of purchased coal revenue increased $19.7 million, or 30 percent, to $85.1 million for the first nine months of 2005 from $65.4 million for the first nine months of 2004, due to an increase in purchased tons sold from 1.5 million in the first nine months of 2004 to 1.9 million in the first nine months of 2005.

Depreciation, depletion and amortization increased by 8 percent to $176.3 million in the first nine months of 2005 compared to $163.8 million for the first nine months of 2004, primarily due to an increased depreciable asset base in 2005 compared to 2004. The first nine months of 2004 included a write-off of $6.1 million of capitalized development costs at an idle mine and an active gas well.

Selling, general and administrative expenses were $55.9 million for the first nine months of 2005 compared to $45.6 million for the first nine months of 2004. The increase was primarily attributable to higher stock-based compensation accruals based on the appreciation of the market price of the Company’s common stock.

Other expense, which consists of costs associated with the generation of other revenue, such as costs to operate the synfuel facility, gas wells, and other miscellaneous expenses, decreased from $7.3 million for the first nine months of 2004 to $5.4 million for the first nine months of 2005.

Interest

Net Interest expense decreased to $35.1 million for the first nine months of 2005 compared to $40.0 million for the first nine months of 2004. The lower net Interest expense was primarily due to a $5.4 million accrual in 2004 for interest on the Harman lawsuit (see Note 13 within Notes to Condensed Consolidated Financial Statements for further discussion).

Income Taxes

Income tax expense was $19.9 million for the first nine months of 2005 compared to an income tax benefit of $14.2 million for the first nine months of 2004. The tax rate for the first nine months of 2005 was favorably impacted by percentage depletion allowances, the usage of a net operating loss carry forward and the adjustment of reserves in connection with the closing of a prior period audit by state taxing authorities and the closing of a federal statutory period. The tax rate for the first nine months of 2004 was favorably impacted by percentage depletion allowances and the adjustment of reserves in connection with the closing of a prior period audit by the Internal Revenue Service and the closing of a federal statutory period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company’s available liquidity was $221.6 million, including cash and cash equivalents of $140.7 million and $80.9 million availability on its asset-based revolving credit facility. The total debt-to-book capitalization ratio was 49.8 percent at September 30, 2005.

The Company’s debt was comprised of the following:

$ In thousands	September 30, 2005	December 31, 2004
6.625% senior notes due 2010	$335,000	$335,000
6.95% senior notes due 2007	220,095	239,205
2.25% convertible senior notes due 2024	175,000	175,000
4.75% convertible senior notes due 2023	132,000	132,000
Capital lease obligations	24,354	40,809
Fair value hedge valuation	(4,897)	(1,486)

Total debt	881,552	920,528
Amounts due within one year	(11,672)	(20,333)

Total long-term debt	$869,880	$900,195

On April 1, 2005, the Company repurchased a total principal amount of $19.1 million of the 6.95% Senior Notes at a cost of $19.8 million, which excluded accrued interest. As opportunities arise, the Company may repurchase additional outstanding debt on the open market.

Net cash provided by operating activities was $270.5 million for the first nine months of 2005 compared to $203.1 million for the first nine months of 2004. Cash provided by operating activities reflects net income adjusted for non-cash charges and changes in working capital requirements. Net cash provided by operating activities for the first nine months of 2005 includes a federal income tax refund of $20.2 million.

Net cash utilized by investing activities was $240.6 million and $203.4 million for the first nine months of 2005 and 2004, respectively. The cash used in investing activities reflects capital expenditures in the amount of $282.3 million and $252.2 million for the first nine months of 2005 and 2004, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, and projects to improve the efficiency of mining operations. Additionally, the first nine months of 2005 and 2004 included $41.7 million and $48.9 million, respectively, of proceeds provided by the sale of assets. Proceeds from the sale of assets for the first nine months of 2005 included $22.5 million in cash related to the sale of the Company’s ownership interest in the property known as Big Elk Mining Company (see Note 4 in Notes to Condensed Consolidated Financial Statements for further discussion). Proceeds from the sale of assets for the first nine months of 2004 included $28.5 million for the sale of a 50% interest in a joint venture to Penn Virginia Resource Partners, L.P. to own and operate end user coal handling facilities (see Note 4 within Notes to Condensed Consolidated Financial Statements for further discussion).

Financing activities primarily reflect changes in debt levels for the first nine months of 2005 and 2004, as well as the exercising of stock options and payments of dividends. Net cash utilized by financing activities was $11.8 million compared to net cash provided by financing activities of $99.7 million for the first nine months of 2005 and 2004, respectively. During the first nine months of 2004, the Company issued $175 million of 2.25% Convertible Senior Notes due 2024 resulting in proceeds of $170.3 million. The Company retired a total principal amount of $19.1 million of the 6.95% Senior Notes at a cost of $19.9 million, including interest during the first nine months of 2005. During the first nine months of 2004 the Company made several open-market debt repurchases, retiring a total principal amount of $43.8 million of the 6.95% Senior Notes and $25.0 million of the 6.625% Senior Notes at a cost of $45.1 million and $25.0 million, respectively, including accrued interest. During the first nine months of 2005, the Company did not enter into any capital leases, and repaid $16.5 million of capital lease obligations. In addition, the Company generated $26.7 million from a sale-leaseback (operating lease) transaction of certain mining equipment in the first nine months of 2005. During the first nine months of 2004, the Company generated $15.0 million from a sale-leaseback (capital lease) transaction of certain mining equipment. In addition, during the first nine months of 2004, the Company entered into $27.3 million of capital leases for mining equipment.

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

The following is a summary of certain of the Company’s significant contractual obligations as of September 30, 2005. Please refer to Liquidity and Capital Resources within Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Annual Report on Form 10-K for the year ended December 31, 2004, for a more complete discussion of our significant contractual obligations.

	Payments Due by Years
In thousands	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt (1)	$1,196,368	$47,638	$293,122	$65,619	$789.990
Operating lease obligations	93,522	36,678	29,052	14,329	13,463
Capital lease obligations (2)	26,643	12,629	7,461	3,464	3,089
Capital expenditure commitments (3)	106,534	87,835	18,699	—	—

Total	$1,423,067	$184,780	$348,334	$83,412	$806,542

(1)	Long-term debt obligations reflect the future interest and principal payments of the Company’s fixed rate senior unsecured notes outstanding as of September 30, 2005. These amounts also include the estimated net interest payments related to the interest rate swap covering a notional amount of debt of $240 million. Under the interest rate swap, the Company receives interest payments at a fixed rate of 6.625% and pays a variable rate that is based on six-month LIBOR plus 216 basis points. The Company has estimated the variable rate based on the LIBOR forward curve as of September 30, 2005.
(2)	Capital lease obligations include the amount of imputed interest over the terms of the leases.
(3)	Capital expenditure commitments include obligations to purchase surface mining and other equipment.

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

The Company uses surety bonds to secure reclamation, workers’ compensation, wage payments, and other miscellaneous obligations. As of September 30, 2005, the Company had $304.0 million of outstanding surety bonds. Those bonds were in place to secure obligations as follows: post-mining reclamation bonds of $274.8 million, workers’ compensation bonds of $10.0 million, wage payment and collection bonds of $8.5 million, and other miscellaneous obligation bonds of $10.7 million.

Generally, the availability and market terms of surety bonds continue to be challenging. If the Company is unable to meet certain financial tests, or to the extent that surety bonds otherwise become unavailable, the Company would need to replace the surety bonds or seek to secure them with letters of credit, cash deposits, or other suitable forms of collateral. As of September 30, 2005, the Company had secured $37.8 million of surety obligations with letters of credit.

From time to time the Company uses bank letters of credit to secure its obligations for worker’s compensation programs, various insurance contracts and other obligations. Issuing banks currently require that such letters of credit be secured by funds deposited into restricted accounts pledged to the banks under reimbursement agreements or be issued under the Company’s asset-based revolving credit facility. At September 30, 2005, the Company had $149.1 million of letters of credit outstanding, of which $100.0 million was collateralized by $105.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks, and $49.1 million was issued under the Company’s asset-based lending arrangement. No claims were outstanding against those letters of credit as of September 30, 2005.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended September 30, 2005 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and in Part I, Item 2, “Critical Accounting Estimates and Assumptions” in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, for a discussion of our critical accounting estimates and assumptions. Other than the item noted below, there have been no material changes to the previously reported information concerning the Company’s Critical Accounting Estimates and Assumptions.

Coal Workers’ Pneumoconiosis (Black Lung Benefits)

The Company is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, and various states’ statutes, for the payment of medical and disability benefits to eligible recipients resulting from occurrences of coal workers’ pneumoconiosis disease (black lung). During the third quarter of 2005, an experience study was completed by the Company’s independent actuaries. After review and approval of the study, the Company adjusted its black lung assumptions to reflect recent historical disability incidence rates and claims approval rates. These adjustments decreased the January 1, 2005 black lung accumulated benefit obligation by $21 million. Such decreases in the liability are included in actuarial gains and losses and recognized in the determination of the black lung expense over a five-year period.

RECENT ACCOUNTING DEVELOPMENTS

SFAS 123R: Accounting for Stock-based Compensation

As discussed in “Recent Accounting Pronouncements” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and the Company’s Form 10-Q for the quarter ended March 31, 2005, on December 16, 2004, the FASB issued SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their grant date fair values for interim periods beginning after June 15, 2005. On April 14, 2005, the SEC issued a press release stating that public companies will now be required to adopt SFAS 123R no later than their first fiscal year beginning after June 15, 2005. Consequently, the Company currently expects to adopt SFAS 123R on January 1, 2006 using the “modified prospective” method. The stock-based employee compensation expense is expected to be similar to disclosed pro-forma amounts.

EITF 04-06: Accounting for Stripping Costs Incurred during Production in the Mining Industry

At its March 17, 2005 meeting, the EITF reached a consensus on EITF Issue 04-6 regarding the accounting for post-production stripping costs. The consensus reached was that “stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced (extracted) during the period that the stripping costs are incurred.” This consensus limits accounting for production-related stripping costs as a component of inventory to merely those costs associated with extracted or saleable inventories. Therefore, stripping costs associated with in-process (i.e., uncovered, but unextracted) production shall not be recognized in inventory under this consensus, but shall be recorded as cost of produced coal revenue. This represents a significant change from the Company’s current accounting for production-related stripping costs, as the Company currently includes production-related stripping costs as a component of surface mining inventory and allocates the costs incurred over the estimated total reserves of the mine.

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

Stripping costs attributed to coal that has not been extracted, included in Inventory as Advance stripping costs, was approximately $169 million and $137 million as of September 30, 2005 and December 31, 2004, respectively. Applying the requirements of the new EITF as of September 30, 2005 would have resulted in a maximum decrease of approximately $169 million in Advance stripping costs and a maximum decrease of approximately $135 million, net of tax, in Retained earnings at that date. The effect to the financial statements on January 1, 2006, will depend on the amount of Advance stripping costs included on the Company’s balance sheet at December 31, 2005. In addition, application of this provision may increase the volatility of the Company’s earnings. Since advance stripping costs are incurred prior to the extraction of coal, the stripping costs will be expensed immediately. As a result, operating costs for a given reporting period may not match the corresponding revenues recognized as coal is transported to customers.

Item 3: QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

Please refer to Part II, Item 7A, “Quantitative and Qualitative Discussions About Market Risk,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, for a discussion of certain market risk factors, which may impact our business. There has been no significant change to the Company’s market risk exposures for the three months ended September 30, 2005.

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

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The following describes material developments in legal proceedings affecting the Company, as previously described in Part I, Item 3, “Legal Proceedings,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and in Part II, Item 1, “Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, as they relate to the fiscal quarter ended September 30, 2005.

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

MASSEY ENERGY COMPANY
(Registrant)

Date: November 9, 2005	/s/ E. B. Tolbert
E. B. Tolbert,
Vice President and
Chief Financial Officer

/s/ D. W. Owings
D. W. Owings,
Controller