Form 10-K
period 2005-12-31
MASSEY ENERGY CO
filed 2006-03-16
CIK 37748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-7775

MASSEY ENERGY COMPANY

(Exact name of registrant as specified in its charter)

Delaware	95-0740960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4 North 4th Street, Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (804) 788-1800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.625 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2005, was $2,899,253,651 based on the last sales price reported that date on the New York Stock Exchange of $37.72 per share. In determining this figure, the Registrant has assumed that all of its directors and executive officers are affiliates. Such assumptions should not be deemed to be conclusive for any other purpose.

Common Stock, $0.625 par value, outstanding as of February 28, 2006 — 81,976,239 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2006 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2005.

Forward Looking Statements

From time to time, Massey Energy Company (except as the context otherwise requires, the terms “Massey” or the “Company” as used herein shall include Massey Energy Company, its wholly owned subsidiary, A.T. Massey Coal Company, Inc. (“A.T. Massey”) and A.T. Massey’s subsidiaries) makes certain comments and disclosures in reports, including this report, or through statements made by its officers which may be forward-looking in nature. Examples include statements related to the Company’s future outlook, anticipated capital expenditures, projected cash flows and borrowings, and sources of funding. These forward-looking statements could also involve, among other things, statements regarding the Company’s intent, belief or expectation with respect to:

•	the Company’s cash flows, results of operation or financial condition;

•	the consummation of acquisition, disposition or financing transactions and the effect thereof on the Company’s business;

•	governmental policies and regulatory actions;

•	legal and administrative proceedings, settlements, investigations and claims;

•	weather conditions or catastrophic weather-related damage;

•	the Company’s production capabilities;

•	availability of transportation for the Company’s produced coal;

•	expansion of the Company’s mining capacity;

•	the Company’s ability to manage production costs;

•	market demand for coal, electricity and steel;

•	competition;

•	the Company’s ability to timely obtain necessary supplies and equipment;

•	the Company’s relationships with, and other conditions affecting, its customers;

•	the Company’s ability to attract, train and retain a skilled workforce;

•	the Company’s assumptions and projections concerning economically recoverable coal reserve estimates;

•	future economic or capital market conditions;

•	the Company’s assumptions and projections regarding its pension and other post-retirement benefit liabilities; and

•	the Company’s plans and objectives for future operations and expansion or consolidation.

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

The Company cautions readers that forward-looking statements, including disclosures which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “plans,” “projects” and similar statements, are subject to certain risks, trends and uncertainties which could cause actual results to differ materially from expectations. Any forward-looking statements should be considered in context with the various disclosures made by the Company about its businesses, including without limitation the risk factors more specifically described below in Item 1A, Risk Factors.

i

2005 ANNUAL REPORT ON FORM 10-K

Annual Shareholders Meeting

Massey’s 2006 Annual Meeting of Shareholders will be held at 9:00 a.m. EDT on Tuesday, May 16, 2006 at The Jefferson Hotel, 101 West Franklin Street, Richmond, Virginia 23220.

ii

Part I

Because certain terms used in the coal industry may be unfamiliar to many investors, the Company has provided a Glossary of Selected Terms beginning on page 17 at the end of Item 1, Business.

Item 1. Business

Massey produces, processes and sells bituminous coal of steam and metallurgical grades, primarily of a low sulfur content, through its 22 processing and shipping centers, called “Resource Groups,” many of which receive coal from multiple coal mines. Massey currently operates 31 underground mines (four of which employ both room and pillar and longwall mining) and 16 surface mines (with seven highwall miners in operation) in West Virginia, Kentucky and Virginia. The number of mines that Massey operates may vary from time to time depending on a number of factors, including the existing demand for and price of coal, exhaustion of economically recoverable reserves and availability of experienced labor. Massey’s steam coal is primarily purchased by utilities and industrial clients as fuel for power plants. Its metallurgical coal is used primarily to make coke for use in the manufacture of steel. As measured by 2005 revenue, Energy Ventures Analysis, Inc. (“EVA”) ranks Massey as the fourth largest coal company in the United States (the “U.S.”), and the largest in the Central Appalachian region.

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

During 2005, Massey’s produced coal revenues increased by 22% to $1.78 billion on produced coal sales of 42.3 million tons. Exports decreased 21% to 5.3 million tons. In 2005, the Company recorded a net loss of $101.6 million or $1.33 per share, including pre-tax charges of $219.0 million ($216.2 million after-tax or $2.83 per basic share) related to Massey’s debt repurchase and exchange offer discussed below. Net income in 2005 also included pre-tax gains totaling approximately $84.1 million ($57.3 million after-tax or $0.74 per basic share) related to the sale of the Company’s ownership interest in the property known as Big Elk Mining Company and a non-cash exchange of coal reserves.

In an effort to capitalize on historically high coal prices due to increased market demand, continuing in 2005 Massey focused on building capacity, mainly by expanding its lower cost surface mine operations and purchasing additional surface and underground equipment. Total capital spending for 2005 was $346.6 million, including approximately $13.8 million in operating lease buyouts. The Company’s total workforce was 5,709 employees at the end of 2005.

On March 31, 2005, the Company sold its ownership interest in Big Elk Mining Company to a privately held coal company for total consideration of $52.5 million in cash and non-interest bearing notes, plus the assumption of reclamation liabilities associated with the property of approximately $10.1 million. The Big Elk operations included a preparation plant, rail loadout and approximately 12 million tons of coal reserves. Included in the sale were approximately 5 million tons of coal reserves in Mingo and McDowell counties in West Virginia held by two separate subsidiaries of the Company. The Company received $22.5 million in cash at closing and $27.0 million in December from the early collection of a note receivable. The total realized gain on the sale in 2005 was $34.0 million (after-tax).

During the third quarter of 2005, the Company recognized a gain of $23.3 million (after-tax) from the exchange of coal reserves.

On December 21, 2005, the Company completed the initial private placement of $760.0 million of 6.875% senior notes due 2013, which were issued at a discount price of $992.43 per $1,000 note (the “6.875% Notes”). The Company used approximately $562.6 million of the net proceeds of the new notes to fund the tender offer and subsequent redemption of the Company’s 6.95% senior notes due 2007 (the “6.95% Notes”), the tender offer for the Company’s 4.75% convertible senior notes due 2023 (the “4.75% Notes”), and the incentivized conversion, through an exchange offer, of the Company’s 2.25% convertible senior notes due 2024 (the “2.25% Notes”), including premiums, consent payments and related expenses.

On December 21, 2005, the Company retired $189.5 million of the 6.95% Notes from holders who had tendered their notes. Pursuant to the redemption provisions of the 6.95% Notes, Massey redeemed the remaining $30.6 million of the 6.95% Notes on December 27, 2005. On December 28, 2005, Massey retired $131.3 million of the 4.75% Notes from holders who had tendered their notes, effectively reducing the diluted share count of the Company’s common stock, $0.625 par value (“Common Stock”) by 6,768,956 shares. On December 28, 2005, Massey exchanged shares of its Common Stock with and made a cash payment to holders of $165.4 million of the 2.25% Notes that had been tendered. The exchange resulted in the issuance of an additional 4,921,186 shares of Common Stock.

Industry Overview

A major contributor to the world energy supply, coal represents approximately 24.4% of the world’s primary energy consumption according to the World Coal Institute (“WCI”). The primary use for coal is to fuel electric power generation. In calendar year 2005, it is estimated that coal generated 52% of the electricity produced in the U.S. according to Platts Analytics and Forecasting (“Platts”).

The U.S. is the second largest coal producer in the world, exceeded only by China. Other leading coal producers include India, Australia, Russia and Indonesia. The U.S. is the largest holder of coal reserves in the world, with over 250 years supply at current production rates. U.S. coal reserves are more plentiful than oil or natural gas, with coal representing approximately 70% of the nation’s fossil fuel reserves according to EVA. EVA compares the total probable heat value (British thermal units per pound) of the demonstrated coal reserve tonnage to the heat value of other fossil fuel energy resources using information prepared by the Energy Information Administration, a statistical agency of the U.S. Department of Energy (“EIA”).

U.S. coal production has more than doubled during the last 30 years. In 2005, total coal production as estimated by the EIA was 1.1 billion tons. The primary producing regions by tons were the Powder River Basin (40%), Central Appalachia (21%), Midwest (11%), Northern Appalachia (12%), West (other than the Powder River Basin) (13%) and other (3%). All of the Company’s coal production comes from the Central Appalachian region. The EIA estimates that approximately 67% of U.S. coal is produced by surface mining methods. The remaining 33% is produced by underground mining methods that include room and pillar mining and longwall mining (more fully described in Item 1, Business, under the heading “Mining Methods”).

Coal is used in the U.S. by utilities to generate electricity, by steel companies to make products with blast furnaces, and by a variety of industrial users to heat and power foundries, cement plants, paper mills, chemical plants and other manufacturing and processing facilities. Significant quantities of coal are also exported from both East and West Coast terminals. The breakdown of 2004 U.S. coal consumption, as estimated by the EIA, is as follows:

End Use	% of Total
Electricity generation	88%
Industrial users	6%
Exports	4%
Steel making	2%

Total	100%

Coal has long been favored as an electricity generating fuel by regulated utilities because of its basic economic advantage. The largest cost component in electricity generation is fuel. This fuel cost is typically lower for coal than competing fuels such as oil and natural gas on a Btu-comparable basis. Platts estimated the average total production costs of electricity, using coal and competing generation alternatives in 2005 as follows:

Electricity Generation Source	Cost per million Kilowatt Hours
Oil	$7.766
Natural Gas	$6.614
Coal	$2.185
Nuclear	$1.804

There are factors other than fuel cost that influence each utility’s choice of electricity generation mode, including facility construction cost, access to fuel transportation infrastructure, environmental restrictions, and other factors. The breakdown of U.S. electricity generation by fuel source in 2005, as estimated by Platts, is as follows:

Electricity Generation Source	% of Total Electricity Generation
Coal	52%
Nuclear	20%
Natural Gas	17%
Oil	3%
Other (hydroelectric, solar, wind, etc.)	8%

Total	100%

Demand for electricity has historically been driven by U.S. economic growth. Because coal-fired generation is used in most cases to meet base load requirements, coal consumption has generally grown at the pace of electricity demand growth.

According to the WCI, the U.S. ranks seventh among worldwide exporters of coal. Australia is the largest exporter, with other major exporters including Indonesia, China, South Africa, Russia, Columbia and Canada. According to the EIA, U.S. exports, which had decreased by over 61% between 1992 and 2002 as a result of increased international competition and the U.S. dollar’s historic strength in comparison to foreign currencies, increased by 21% from 2002 to 2004. The usage breakdown for 2004 U.S. exports of 48 million tons was 44% for electricity generation and 56% for steel making. In 2004, U.S. coal exports were shipped to more than 30 countries. As the international coal markets continue to expand, primarily as a result of economic growth in China, the U.S. acts as a “swing supplier” to buyers in Asia. In 2004, buyers of both steam and metallurgical coal from South Korea, Japan, India and Taiwan increased purchases of U.S. coal. However, the largest purchaser of U.S. exported utility coal in 2004 continued to be Canada, which took 14.0 million tons or 66% of total utility coal exports. The largest purchasers of U.S. exported metallurgical coal were Canada, which imported 3.6 million tons, or 14%, and Brazil, which imported 3.4 million tons, or 13%. Utility coal exports to Ontario, Canada, however, will be negatively impacted as the government makes progress toward shutting down all five of Ontario’s coal plants, which accounted for approximately 25% of the province’s generating capacity. The first of the five coal-fired plants was closed in April of 2005 and the remainder are scheduled for closure over the next several years.

Depending on the relative strength of the U.S. dollar versus currencies in other coal producing regions of the world, U.S. producers may export more or less coal into foreign countries as they compete on price with other foreign coal producing sources. Additionally, the domestic coal market may be impacted due to the relative strength of the U.S. dollar to other currencies, as foreign sources could be cost-advantaged based on a coal producing region’s relative currency position. In 2004, according to the EIA, coal imported into the U.S. reached a record level of 27 million tons, while still representing less than 3% of total U.S. coal consumption. Columbia continued to dominate as the source for coal imported into the U.S., accounting for 61% of imports, followed by Venezuela, Canada and Indonesia. During 2005, the U.S. dollar weakened somewhat, making imported coal more competitive with U.S. produced coal, and negatively impacting the competitiveness of U.S. exports in some overseas markets.

Since 2003, a significant demand/supply imbalance of coal has developed, resulting in record high prices for coal producers in the U.S. Increased worldwide demand has primarily been driven by significantly higher prices for oil and natural gas and economic expansion, particularly in China and elsewhere in Asia. At the same time, infrastructure and regulatory limitations in China have contributed to a tightening of worldwide coal supply, affecting global prices of coal. China’s growth has caused an increase in worldwide demand for raw materials and a disruption of expected coal exports to Japan, Korea, India and other countries. Demand has also been impacted by the rapid rise in pricing for alternative sources of energy, primarily natural gas and oil. Both of these fuel sources remain substantially higher priced than coal on a heating value (Btu) basis.

Metallurgical grade coal is distinguished by special quality characteristics that include high carbon content, volatile matter, low expansion pressure, low sulfur content, and various other chemical attributes. High vol met coal is also high in heat content (as measured in Btus), and therefore is desirable to utilities as fuel for electricity generation. Consequently, high vol met coal producers have the ongoing opportunity to select the market that provides maximum revenue. The premium price offered by steel makers for the metallurgical quality attributes is typically higher than the price offered by utility coal buyers that value only the heat content. The primary concentration of U.S. metallurgical coal reserves is located in the Central Appalachian region. EVA estimates that the Central Appalachian region supplied 82% of domestic metallurgical coal and 71% of U.S. exported metallurgical coal during 2005.

For utility coal buyers, the primary goal is to maximize heat content, with other specifications like ash content, sulfur content, and size varying considerably among different customers. In 2005, low sulfur coals such as those produced in the western U.S. and in Central Appalachia, were highly sought after due to significantly increased SO2 allowance prices. SO2 allowances permit utilities to emit a higher level of SO2 than otherwise required under the Clean Air Act regulations. Industrial users of coal typically purchase high Btu products with the same type of quality focus as utility coal buyers. Because most industrial coal consumers use considerably less tonnage than electric generating stations, they typically prefer to purchase coal that is screened and sized to specifications that streamline coal handling processes. Due to the more stringent size and quality specifications, industrial customers often pay a 10% to 15% premium above utility coal pricing (on comparable quality). The largest regional supplier to the industrial market sector has historically been Central Appalachia, which, according to EVA, supplied approximately 34% of all U.S. industrial coal demand in 2005.

Coal shipped for North American consumption is typically sold at the mine loading facility with transportation costs being borne by the purchaser. Offshore export shipments are normally sold at the ship-loading terminal, with the purchaser paying the ocean freight. According to the National Mining Association (“NMA”), approximately two-thirds of U.S. coal production in recent years was shipped via railroads. Final delivery to consumers often involves more than one transportation mode. A significant portion of U.S. production is delivered to customers via barges on the inland waterway system and ships loaded at Great Lakes ports.

Neither Massey nor any of its subsidiaries is affiliated with or has any investment in the EIA, EVA, Platts or WCI. Massey is a member of the NMA.

Mining Methods

Massey produces coal using four distinct mining methods: underground room and pillar, underground longwall, surface and highwall mining, which are explained as follows.

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

In longwall mining (which is a type of underground mining), a shearer (cutting head) moves back and forth across a panel of coal typically about 1,000 feet in width, cutting a slice approximately 3.5 feet deep. The cut coal falls onto a flexible conveyor for removal. Longwall mining is performed under hydraulic roof supports (shields) that are advanced as the seam is cut. The roof in the mined out areas falls as the shields advance.

Surface mining is used when coal is found close to the surface. This method involves the removal of overburden (earth and rock covering the coal) with heavy earth moving equipment and explosives, loading of the coal, replacing the overburden and topsoil after the coal has been excavated, reestablishing vegetation and plant life, and making other improvements that have local community benefit.

Highwall mining is used in connection with surface mining. A highwall mining system consists of a remotely controlled continuous mining machine, which extracts coal and conveys it via augers or belt conveyors to the portal. The cut is typically a rectangular, horizontal opening in the highwall (the unexcavated face of exposed overburden and coal in a surface mine) 11-feet wide and reaching depths of up to 1,000 feet. Multiple, parallel openings are driven into the highwall, separated by narrow pillars that extend the full depth of the hole.

Use of continuous mining machines in the room and pillar method of underground mining represented approximately 39% of Massey’s 2005 coal production. Production from underground longwall mining operations constituted approximately 12% of Massey’s 2005 production. Surface mining represented approximately 43% of Massey’s 2005 coal production. Massey has established large-scale surface mines in Boone and Nicholas Counties, West Virginia. Other Massey surface mines are smaller in scale. Massey surface mines also use highwall mining systems to produce coal from high overburden areas. Highwall mining represented approximately 6% of Massey’s 2005 coal production.

Mining Operations

Massey currently has 22 distinct Resource Groups, including 16 in West Virginia, five in Kentucky and one in Virginia. These complexes blend, process and ship coal that is produced from one or more mines, with a single complex handling the coal production of as many as eight distinct underground or surface mines. These mines have been developed at strategic locations in close proximity to the Massey preparation plants and rail shipping facilities. Coal is transported from Massey’s mining complexes to customers by means of railroad cars, trucks or barges, with rail shipments representing approximately 91% of 2005 coal shipments.

The following table provides key operational information on Massey’s Resource Groups in 2005.

Resource Group Name	Location	2005 Production(1)	2005 Shipments(2)	Year Established or Acquired
		(Thousands of Tons)
West Virginia Resource Groups
Black Castle	Boone County	2,721	1,478	1987	(3)
Delbarton	Mingo County	500	972	1999
Eagle Energy	Boone County	—	—	1996
Edwight	Raleigh County	2,247	—	2003	(4)
Elk Run	Boone County	1,667	2,290	1978
Endurance	Boone County	1,352	792	2001	(4)
Green Valley	Nicholas County	768	795	1996
Independence	Boone County	2,247	3,462	1994
Logan County	Logan County	5,192	4,858	1998
Mammoth	Kanawha County	909	853	2004
Marfork	Raleigh County	5,175	6,204	1993	(5)
Nicholas Energy	Nicholas County	3,394	4,036	1997
Progress	Boone County	4,619	4,034	1998
Rawl	Mingo County	1,688	790	1974
Republic Energy	Raleigh County	586	576	2004
Stirrat	Logan County	1,384	1,107	1993

Kentucky Resource Groups
Coalgood Energy	Harlan	—	—	2005
Long Fork	Pike County	—	2,838	1991
Martin County	Martin County	1,013	1,156	1969
New Ridge	Pike County	—	2,420	1992
Sidney	Pike County	7,014	2,969	1984

Virginia Resource Group
Knox Creek	Tazewell County	636	676	1997

Total		43,112	42,306

(1)	For purposes of this table, coal production has been allocated to the Resource Group where the coal is mined, rather than the Resource Group where the coal is processed and shipped. Production amounts above represent coal extracted from the ground and a portion of tons not yet extracted from the ground but for which production costs have been incurred in the overburden removal process (i.e., advance stripping costs).
(2)	For purposes of this table, coal shipments have been allocated to the Resource Group from where the coal is processed and shipped, rather than the Resource Group where the coal is mined.
(3)	Black Castle includes Omar, which was considered its own Resource Group in 2004.
(4)	In prior years reporting, Edwight and Endurance were included in the Progress Resource Group.
(5)	Marfork includes Performance, which was considered its own Resource Group in 2004.

The following descriptions of the Company’s Resource Groups are current as of February 28, 2006.

West Virginia Resource Groups

Black Castle. The Black Castle complex includes a large surface mine, a highwall miner, the Homer III direct-ship loadout, a stoker plant, and the Omar preparation plant. In prior year reporting, the Omar preparation plant was reflected as part of the Omar Resource Group, which is now included within the Black Castle Resource Group. Some of the surface mine coal is trucked to the stoker plant where the coal is crushed and screened. The stoker product is trucked to river docks for barge delivery or trucked directly to customers. A portion of the coal is transported to the Omar plant via an underground belt conveyor system, where it is crushed and shipped to customers or, if the coal needs processing, it is trucked to the preparation plant at the Independence Resource Group for processing and shipment. The Omar preparation plant was not utilized for processing coal in 2005. The direct-ship facility at the preparation plant can crush 500 tons per hour and the preparation plant can process 800 tons per hour. The Omar preparation plant serves CSX rail system customers with unit train shipments of up to 110 railcars. Coal is also trucked to the Homer III loadout where it is crushed and shipped to customers by rail, trucked to river docks for barge delivery, or trucked directly to customers. The Homer III loadout serves CSX rail system customers with unit train shipments of up to 100 railcars.

Delbarton. The Delbarton complex includes one underground room and pillar mine and a preparation plant. Production from the mine is transported to the Delbarton preparation plant via overland conveyor. The Delbarton preparation plant also processes coal from two surface mines of the Logan County Resource Group. The Delbarton preparation plant can process 600 tons per hour. The clean coal product is shipped to customers via the Norfolk Southern railway in unit trains of up to 110 railcars.

Eagle Energy. The Eagle Energy complex is currently inactive, but historically processed coal production from an adjacent underground longwall mine. The economically recoverable reserves in this mine were depleted in January 2000 and the operation was idled. The Eagle Energy preparation plant has a rated feed capacity of 750 tons per hour. Customers are served via CSX railway in unit trains of up to 90 railcars. Plans are under review to re-activate this complex using production from new mines on Massey controlled properties adjacent to the preparation plant.

Edwight. The Edwight complex includes two underground room and pillar mines, a surface mine, a highwall miner and the Goals preparation plant. In prior year reporting, one of the underground mines was reflected in the Independence Resource Group, the surface mine was reflected in the Progress Resource Group and the preparation plant was reflected in the Performance Resource Group. Production from all of the mines is transported via conveyor system to the Goals preparation plant. The Goals preparation plant can process 800 tons per hour. The rail loading facility serves CSX railway customers with unit trains of up to 100 railcars.

Elk Run. The Elk Run complex produces coal from three underground room and pillar mines, which deliver coal to its preparation plant by belt. Additionally, Elk Run processes coal for shipment that is produced by surface mines of the Progress Resource Group. Coal from these mines is transported via underground conveyor system. The Elk Run preparation plant has a processing capacity of 2,200 tons per hour. Elk Run also operates a 200 ton per hour stoker facility which produces screened, small dimension coal for certain of Massey’s industrial customers. Customer shipments are loaded on the CSX rail system in unit trains of up to 150 railcars.

Endurance. The Endurance complex includes a surface mine and a direct-ship loadout. In prior year reporting, the surface mine and direct-ship loadout were reflected in the Progress Resource Group. A portion of the production from the surface mine is loaded for shipment to customers at the direct ship loadout and the remainder is trucked to a conveyor belt, which transports the coal to the preparation plant at the Independence Resource Group for processing.

Green Valley. The Green Valley complex includes two underground room and pillar mines and a preparation plant. The Green Valley preparation plant receives coal from the two mines via truck and has a processing capacity of 600 tons per hour. The rail loading facility services customers on the CSX rail system with unit train shipments of up to 75 railcars.

Independence. The Independence complex includes the Revolution longwall mine, one underground room and pillar mine and a preparation plant. Production from the underground mine is transported via underground conveyor system to a stockpile, where it is transferred to trucks for processing at the Independence preparation plant. The Black Castle surface mine and highwall miner, the surface mine at the Endurance Resource Group, and the highwall miner at the Progress Resource Group transport coal requiring processing to the Independence preparation plant via conveyor belt and truck. The Independence plant has a processing capacity of 2,200 tons per hour. Customers are served via rail shipments on the CSX rail system in unit trains of up to 150 railcars.

Logan County. The Logan County complex includes five surface mines, two highwall miners, one underground room and pillar mine and the Aracoma longwall mine, plus the Bandmill preparation plant and the Feats loadout, all on the CSX rail system. Three surface mines and a highwall miner deliver coal to the Bandmill plant via truck and conveyor system, while both underground mines belt coal directly to this plant. Two surface mines deliver direct-ship coal to the Feats loadout by truck and conveyor system. The Feats loadout services customers via the CSX rail system with unit train shipments of up to 80 cars. A portion of the coal from two of the surface mines and all of the coal from one highwall miner is delivered by truck to the Delbarton preparation plant, which is on the Norfolk Southern rail system. The Bandmill preparation plant has a processing capacity of 1,800 tons per hour. The Bandmill rail loading facility services customers via the CSX rail system with unit train shipments of up to 150 cars.

Mammoth. The Mammoth complex operates two underground room and pillar mines and a preparation plant. The coal is transported to the preparation plant, with one mine using on-highway trucks and one using off-highway trucks to transport the coal to a conveyor system for further transport to the plant. The plant has a 1,200 tons per hour processing facility capacity with barge loading capabilities on the upper Kanawha River.

Marfork. The Marfork complex includes five underground room and pillar mines, the Upper Big Branch longwall mine and a preparation plant. In prior year reporting, the Upper Big Branch longwall mine was reflected in the Performance Resource Group, which is now included within the Marfork Resource Group. Production from the longwall and three of the room and pillar mines is belted directly to the preparation plant via conveyor while the remainder is trucked on private haul roads. The Marfork preparation plant has a capacity of 2,400 tons per hour. Customers are served via the CSX rail system with unit trains of up to 150 railcars.

Nicholas Energy. The Nicholas Energy complex includes a large surface mine, a highwall miner and a preparation plant. Coal from the highwall miner and the portion of surface mined coal requiring processing is transported to the preparation plant using off-road trucks. Coal not requiring processing is transported via off road trucks to a conveyor system that moves the coal directly to a loadout at the plant. The plant has a processing capacity of 1,200 tons per hour. All coal shipments are loaded into rail cars for delivery via the Norfolk Southern railway in unit trains of up to 140 railcars.

Progress. The Progress complex includes the large Twilight MTR surface mine and a highwall miner. Production from the Twilight MTR surface mine is transported via underground conveyor to the Elk Run Resource Group for processing and rail shipment.

Rawl. The Rawl complex includes two underground room and pillar mines and a preparation plant. Production from one of the mines is transported to the plant via truck, while the other mine transports coal via truck to the preparation plant of the Stirrat Resource Group. The Rawl plant has a throughput capacity of 1,450 tons per hour. Customers are served via the Norfolk Southern railway with unit trains of up to 150 railcars.

Republic Energy. The Republic Energy complex consists of one surface mine. Direct-ship coal is trucked to various docks on the Kanawha River for barge delivery to customers.

Stirrat. The Stirrat complex includes one surface mine, a preparation plant and the Superior loadout. The surface mine belts coal directly to a 12,500 ton silo at the Superior loadout. The Superior loadout serves CSX railway customers with unit trains of up to 100 railcars. The Stirrat preparation plant was restarted in December of 2005 and cleans coal from an adjacent underground room and pillar mine of the Rawl Resource Group. The plant has a rated capacity of 600 tons per hour. Customers are served via the CSX rail system with unit trains of up to 100 railcars.

Kentucky Resource Groups

Coalgood Energy. The Coalgood Energy complex includes one surface mine and a direct-ship loadout. The coal is trucked off-road to the loadout, which serves CSX railway customers with unit trains of up to 75 railcars.

Long Fork. The Long Fork preparation plant processes coal produced by an underground room and pillar mine and the Rockhouse longwall mine of the Sidney Resource Group. All production is transported via conveyor system to the Long Fork preparation plant for processing and shipping to customers. The Long Fork plant has a rated capacity of 1,500 tons per hour. The rail loading facility services customers on the Norfolk Southern railway with unit trains of up to 150 railcars.

Martin County. The Martin County complex includes one underground mine, a surface mine and a preparation plant. The direct-ship coal production from the surface mine is shipped to river docks via truck. The balance of the coal production is transported by conveyor belt to the preparation plant for processing. Martin County’s preparation plant has a throughput capacity of 1500 tons per hour, although the throughput capacity has been limited since the impoundment failure in October 2000 due to decreased impoundment availability. The coal from the preparation plant is shipped either via the Norfolk Southern railway in unit trains of up to 125 railcars or to river docks via truck.

New Ridge. The New Ridge complex loads clean coal that is transported via truck from the preparation plant of Massey’s Sidney Resource Group. The New Ridge preparation plant has a capacity of 800 tons per hour. The preparation plant is currently idle but may be reactivated from time to time during 2006 as needed. All coal is loaded for shipment to customers via the CSX rail system in unit trains of up to 100 railcars.

Sidney. The Sidney complex includes six underground room and pillar mines, the Rockhouse longwall mine, two surface mines, a highwall miner, a preparation plant and a direct-ship loadout facility. The loadout facility, which is currently idle, services customers on the Norfolk Southern system with unit trains of up to 110 railcars. Two of the underground mines, including the Rockhouse longwall mine, transport coal via underground conveyor to the Long Fork Resource Group for processing and shipment, and the remainder of the underground mines transport production via underground conveyor or truck to Sidney’s preparation plant. A portion of the coal from Sidney’s preparation plant and the coal from the surface mines are trucked to the New Ridge Resource Group for loading into railroad cars. Sidney’s preparation plant has a capacity of 1,500 tons per hour. The rail loading facility at the preparation plant serves customers on the Norfolk Southern rail system with unit trains of up to 140 railcars.

Virginia Resource Group

Knox Creek. The Knox Creek complex includes one underground room and pillar mine and a preparation plant. Production from the mine is belted directly to the preparation plant. The plant has a feed capacity of 650 tons per hour. The preparation plant serves customers on the Norfolk Southern rail system with unit trains of up to 100 railcars.

Active Mines

The following chart lists the active mines, by type, at the Company’s Resource Groups as of February 28, 2006.

Resource Group	Surface Mine		Underground Mine		Total
Black Castle	1(1 HW	)(1)	—		1
Coalgood Energy	1		—		1
Delbarton	—		1		1
Edwight	1(1 HW	)	2		3
Elk Run	—		3		3
Endurance	1		—		1
Green Valley	—		2		2
Independence	—		2(1 LW	)(2)	2
Knox Creek	—		1		1
Logan County	5(2 HW	)	2(1 LW	)	7
Mammoth	—		2		2
Marfork	—		6(1 LW	)	6
Martin County	1		1		2
Nicholas Energy	1(1 HW	)	—		1
Progress	1(1 HW	)	—		1
Rawl	—		2		2
Republic Energy	1		—		1
Sidney	2(1 HW	)	7(1 LW	)	9
Stirrat	1		—		1

Total	16(7 HW	)	31(4 LW	)	47

(1)	HW—highwall miners operated in conjunction with surface mines
(2)	LW—longwall mine

Other Related Operations

Massey has other related operations and activities in addition to its normal coal production and sales business. The following business activities are included in this category:

Synfuel Plant. One of Massey’s subsidiaries, Marfork Coal Company, manages a synthetic fuel manufacturing facility located adjacent to the Marfork complex in Boone County, West Virginia. This facility converts coal products to synthetic fuel. Appalachian Synfuel, LLC (“Appalachian Synfuel”), the entity that owns the facility, became a wholly owned subsidiary of the Company in connection with the Spin-Off. Appalachian Synfuel obtained a private letter ruling from the Internal Revenue Service (“IRS”) providing that production from this synfuel facility qualifies the owner for tax credits pursuant to Section 29 of the Internal Revenue Code of 1986, as amended (“IRC”). These tax credits are scheduled to expire December 31, 2007.

The ownership interest in Appalachian Synfuel is divided into three tranches, Series A, Series B and Series C. In 2001 and 2002, the Company sold a total of 99% of its Series A and Series B interests, respectively, contingent upon favorable IRS rulings that were obtained. The Company received cash of $7.2 million, a recourse promissory note for $34.6 million that is being paid in quarterly installments of $1.9 million including interest, and a contingent promissory note that is paid on a cents per Section 29 credit dollar earned based on synfuel tonnage shipped. Deferred gains of $9.5 million and $14.3 million as of December 31, 2005 and December 31, 2004, respectively, are included in Other noncurrent liabilities to be recognized ratably through 2007. See Note 16 to the Notes to Consolidated Financial Statements for further information regarding Appalachian Synfuel.

Coal Handling Facilities. In 2004, Massey sold a 50% interest in a joint venture that owns and operates end-user coal handling facilities, to Penn Virginia Resource Partners, L.P. for approximately $28.5 million in cash. The joint venture currently owns coal handling facilities that stockpile and manage coal for Mead/Westvaco Corporation, Eastman Chemical Company, and Carmeuse Lime and Stone, Inc. The sale resulted in a pre-tax gain of approximately $13.0 million, of which $10.7 million and $11.6 million were deferred and included in Other noncurrent liabilities as of December 31, 2005 and December 31, 2004, respectively, to be recognized in future periods. Massey subsidiaries currently operate the coal handling facilities for the joint venture.

Gas Operations. The Company holds interests in operations that produce, gather and market natural gas from shallow reservoirs in the Appalachian Basin. In the eastern U.S., conventional natural gas reservoirs are located in various types of sedimentary formations at depths ranging from 2,000 to 15,000 feet. The depths of the reservoirs drilled and operated by Massey range from 2,500 to 5,600 feet.

Nearly all of the Company’s gas production is from operations in southern West Virginia. In this region, the Company owns and operates approximately 164 wells, 190 miles of gathering line, and various small compression facilities. The Company’s southern West Virginia operations control approximately 27,000 acres of drilling rights. In addition, it owns a majority working interest in 46 wells operated by others, and minority working interests in approximately 30 wells operated by others. The December 2005 average daily production, from the 210 wells owned or controlled, was 1.7 million cubic feet per day. The Company does not consider its current gas production level to be material to the Company’s cash flows, results of operations or financial condition.

Other. From time to time, Massey also engages in the sale of certain non-strategic assets such as timber, oil and gas rights, surface properties and reserves. In addition, Massey has established several contractual arrangements with customers where services other than coal supply are provided on an ongoing basis. None of these contractual arrangements is considered to be material. Examples of such other services include arrangements with several metallurgical and industrial customers to coordinate shipment of coal to their stockpiles, maintain ownership of the coal inventory on their property and sell tonnage to them as it is consumed. The Company works closely with its customers to provide other services in response to the current needs of each individual customer.

Marketing and Sales

The Massey marketing and sales force, based in the corporate office in Richmond, Virginia, includes sales managers, distribution/traffic managers and administrative personnel.

During the year ended December 31, 2005, Massey sold 42.3 million tons of produced coal for total produced coal revenue of $1.8 billion. The breakdown of produced tons sold by market served was 69% utility, 22% metallurgical and 9% industrial. Sales were concluded with over 125 customers. Export shipment revenue totaled approximately $265 million, representing approximately 15% of 2005 produced coal revenue. Massey’s 2005 export shipments serviced customers in 12 countries across the globe, which included Brazil, Canada, Egypt, Finland, Germany, India, Japan, Italy, Netherlands, South Korea, Spain and Sweden. Almost all sales are made in U.S. dollars, which eliminates foreign currency risk.

Distribution

Massey employs transportation specialists who negotiate freight and terminal agreements with various providers, including railroads, barge lines, steamship lines, bulk motor carriers and terminal facilities. Transportation specialists also coordinate with customers, mining facilities and transportation providers to establish shipping schedules that meet each customer’s needs.

Massey’s 2005 shipments of 42.3 million tons were loaded from 22 mining complexes. Rail shipments constituted 91% of total shipments, with 28% loaded on Norfolk Southern trains and 63% loaded on CSX trains. The balance was shipped from Massey mining complexes via truck or barge.

Approximately 19% of Massey’s production was ultimately delivered via the inland waterway system. Coal is loaded directly into barges, or is transported by rail or truck to docks on the Ohio, Big Sandy and Kanawha Rivers and then ultimately transported by barge to electric utilities, integrated steel producers and industrial consumers served by the inland waterway system. Massey also moved approximately 9% of its production to Great Lakes Ports for transport to various U.S. and Canadian customers.

Customers and Coal Contracts

Massey has coal supply commitments with a wide range of electric utilities, steel manufacturers, industrial customers and energy traders and brokers. By offering coal of both steam and metallurgical grades, Massey is able to serve a diverse customer base. This market diversity allows Massey to adjust to changing market conditions and sustain high sales volumes. The majority of Massey’s customers purchase coal for terms of one year or longer, but Massey also supplies coal on a spot basis for some of its customers. Massey’s two biggest customers, affiliates of American Electric Power Company, Inc. and affiliates of DTE Energy Corporation, accounted for 12.9% and 12.0%, respectively, of Massey’s total fiscal year 2005 produced coal revenue.

As is customary in the coal industry, Massey enters into long-term contracts (one year or more in duration) with many of its customers. These arrangements allow customers to secure a supply for their future needs and provide Massey with greater predictability of sales volume and sales prices. The terms of Massey’s long-term contracts are a result of extensive negotiations with customers. As a result, the terms of these contracts vary with respect to price adjustment mechanisms, pricing terms, permitted sources of supply, force majeure provisions, quality adjustments and other parameters. Some of the contracts contain price adjustment mechanisms that allow for changes to prices based on statistics from the U.S. Department of Labor. Coal quality specifications may be especially stringent for steel customers.

For the year ended December 31, 2005, approximately 96% of Massey’s coal sales volume was pursuant to long-term contracts. The Company believes that in 2006, its coal sales volume percentage pursuant to long-term arrangements will be comparable to 2005. As of February 28, 2006, the Company had contractual sales commitments of approximately 118 million tons, including commitments subject to price reopener and/or optional tonnage provisions. Remaining contractual terms range from one to 14 years with an average volume-weighted remaining term of approximately 2.7 years. Eighty-two percent of the contracted sales tons are currently priced. For 2006, the Company has committed most of its expected production. In addition, the Company purchases coal from third-party coal producers from time to time to supplement production and resells this coal to its customers. As of February 28, 2006, the Company had commitments to purchase 1.4 million tons of coal during 2006.

Competition

The coal industry in the U.S. and overseas is highly competitive. Massey competes with both domestic and foreign producers for sales to both domestic and international markets. The NMA estimated that in 2004 there were 24 coal companies in the U.S. with annual production in excess of 5 million tons, which together account for approximately 83% of U.S. production. According to the NMA, Massey was the sixth largest coal company in terms of tons produced in 2004, exceeded by Peabody Energy Corporation (“Peabody”), Kennecott Energy Company, Arch Coal, Inc. (“Arch”), Foundation Coal Holdings Inc. (“Foundation”) and CONSOL Energy Inc. (“CONSOL”). However, according to EVA, Massey was the fourth largest U.S. coal company in terms of revenue in 2004, exceeded by Peabody, CONSOL and Arch. In addition, Massey competes with a wide variety of coal producers located outside of the United States, notably companies in Australia, Canada, Columbia, Russia and Venezuela.

Massey is the largest producer in Central Appalachia according to EVA, with an estimated 18% of the region’s production in 2005. Many small producers still compete in the region. Other significant producers in Central Appalachia include Arch, CONSOL, Foundation, James River Coal Company, Peabody, Alpha Natural Resources and International Coal Group.

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

Since 2003, a significant demand/supply imbalance of coal has developed, resulting in record high prices for coal producers in the U.S. Increased demand has primarily been driven by worldwide economic expansion, particularly in China and elsewhere in Asia. At the same time, infrastructure and regulatory limitations have contributed to a tightening of worldwide coal supply, affecting global prices of coal. China’s growth has caused an increase in worldwide demand for raw materials and a disruption of expected coal exports to Japan, Korea, India and other countries.

Increased demand and prices may encourage coal producers around the world to attempt to expand supplies of coal and eventually result in increased competition and/or reduced prices in future years. A number of coal producers in the United States, Canada, Australia and elsewhere have announced plans to increase production of utility and metallurgical grade coal between now and the end of the decade. Port and rail infrastructure limitations make it unclear how rapidly these production increases will impact the world markets and coal prices.

The Company sells coal under long-term contracts and on the spot market. See the “Customers and Coal Contracts” section above. Generally, the relative competitiveness of coal vis-à-vis other fuels or other coals is evaluated on a delivered cost per heating value unit (Btu) basis. In addition to the price of alternative sources of fuels, coal quality, the marginal cost of producing coal in various regions of the country and transportation costs are major determinants of the price for which the Company’s production can be sold.

Factors that directly influence production cost include geological characteristics (including seam thickness), overburden ratios, depth of underground reserves, transportation costs and labor availability and cost. The Company’s Central Appalachian coal is more expensive to mine than western coal because there is a high percentage of underground coal in the east and eastern surface coal tends to have thinner coal seams. Additionally, underground mining has higher costs for labor (including reserves for future costs associated with labor benefits and health care) and capital (including modern mining equipment and construction of extensive ventilation systems) than those of surface mining. The lower production costs in the western mines are offset somewhat by the higher quality of many eastern coals and higher transportation costs from western mines to many coal-fired power plants in the country. Demand for the Company’s coal and the prices that the Company will be able to obtain for it are also affected by the price and availability of high sulfur coal, which can be marketed in tandem with emissions allowances. In addition, more widespread installation by electric utilities of technology that reduces sulfur emissions may make high sulfur coal more competitive with low sulfur coal. The intraregional and interregional landscape of U.S. coal companies is highly competitive as producers seek to position themselves as the low-cost producer and supplier of choice to the electricity generating industry.

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

The cost of ocean transportation and the valuation of the U.S. dollar in relation to foreign currencies significantly impact the relative attractiveness of Massey’s coal as it competes on price with other foreign coal producing sources. These factors, as well as rail rates and availability in the U.S. also impact the competitiveness of imported coal to U.S. utilities.

Historically, increased demand for coal attracted new investors to the coal industry, spurred the development of new mines and resulted in additional production capacity throughout the industry, all of which can lead to increased competition and lower coal prices. Increases in coal prices continue to encourage the development of expanded capacity by new or existing coal producers, which could reduce coal prices and therefore decrease the Company’s margins. However, in recent years, capacity expansion has been limited by the increased costs of mining, high capital requirements, coal seam degradation, labor shortages, transportation issues related to rail, barge and truck shipments, higher costs related to compliance with new regulations and the difficulty of obtaining permits and bonding.

Employees and Labor Relations

As of December 31, 2005, Massey had 5,709 employees, including 173 employees affiliated with the United Mine Workers of America (“UMWA”). Relations with employees are generally good, and there have been no material work stoppages in the past ten years.

Executive Officers of the Company

The current executive officers of Massey are:

Don L. Blankenship, Age 56

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

Baxter F. Phillips, Jr., Age 59

Mr. Phillips has been Executive Vice President and Chief Administrative Officer of Massey since November 2004. Mr. Phillips previously served as Senior Vice President and Chief Financial Officer since September 2003, and as Vice President and Treasurer since 2000. Mr. Phillips joined the Company in 1981 and has served in the roles of Corporate Treasurer, Manager of Export Sales and Corporate Human Resources Manager, among others. Prior to joining Massey, Mr. Phillips’ background included banking and investments.

J. Christopher Adkins, Age 42

Mr. Adkins has been Senior Vice President and Chief Operating Officer of Massey since July 2003. Mr. Adkins joined the Company’s subsidiary, Rawl Sales & Processing Co., in 1985 to work in underground mining. Since that time, he has served as section foreman, plant supervisor, President of Massey’s Eagle Energy subsidiary, Director of Production of Massey Coal Services and, most recently, Vice President of Underground Production.

H. Drexel Short, Jr., Age 49

Mr. Short has been Senior Vice President, Group Operations of Massey since 1995. Mr. Short was formerly Chairman of the Board and Chief Coordinating Officer of Massey Coal Services from 1991 to 1995. Mr. Short joined the Company in 1981 and has served in a variety of capacities.

Thomas J. Dostart, Age 50

Mr. Dostart has been Vice President, General Counsel & Secretary of Massey since May 2003. He served from 1997 to May 2003 as General Counsel & Assistant Secretary for Alliance Coal, LLC. Mr. Dostart previously served as Vice President, General Counsel & Secretary for National Auto Credit, Inc., and as an attorney with oil and gas companies Amoco Corporation and Diamond Shamrock, Inc., and the law firms of Jones, Day, Reavis & Pogue and Arter & Hadden.

Jeffrey M. Jarosinski, Age 46

Mr. Jarosinski has been Vice President, Finance of Massey since 1998 and Chief Compliance Officer of Massey since December 2002. From 1998 through December 2002, Mr. Jarosinski was Chief Financial Officer of Massey. Mr. Jarosinski was formerly Vice President, Taxation of Massey from 1997 to 1998 and Assistant Vice President, Taxation of the Company from 1993 to 1997. Mr. Jarosinski joined the Company in 1988. Prior to joining Massey, Mr. Jarosinski held various positions in public accounting.

John M. Poma, Age 41

Mr. Poma has been Vice President, Human Resources of Massey since April 2003. Mr. Poma served as Corporate Counsel of the Company from 1996 until 2000 and as Senior Corporate Counsel from 2000 through March 2003. Prior to joining Massey in 1996, Mr. Poma practiced law with Midkiff & Hiner in Richmond, Virginia and Jenkins, Fenstermaker, Krieger, Kayes & Farrell in Huntington, West Virginia.

Eric B. Tolbert, Age 38

Mr. Tolbert has been Vice President and Chief Financial Officer of Massey since November 2004. Mr. Tolbert previously served as Corporate Controller since 1999. He joined the Company in 1992 as a financial analyst and subsequently served as Director of Financial Reporting. Prior to joining Massey, Mr. Tolbert held various positions in public accounting.

David W. Owings, Age 32

Mr. Owings has been Corporate Controller and Massey’s principal accounting officer since November 2004. Mr. Owings previously served as Manager of Financial Reporting since joining Massey in 2001. Prior to joining Massey, Mr. Owings worked at Ernst & Young LLP, the Company’s independent registered public accounting firm, serving as a senior auditor in the Assurance and Advisory Business Services group from October 1998 through January 2001 and as a manager in the Assurance and Advisory Business Services group from January 2001 through September 2001.

Environmental, Safety and Health Laws and Regulations

Massey and its customers are subject to federal, state and local laws and regulations that are revised and amended from time to time relating to environmental protection and plant and mine safety and health, including, but not limited to, the Federal Surface Mining Control and Reclamation Act of 1977 (the “SMCRA”); Occupational Safety and Health Act of 1970; Mine Safety and Health Act of 1977; Water Pollution Control Act of 1972 (commonly known as the Clean Water Act); Clean Air Act of 1963; Black Lung Benefits Revenue Act of 1977; and Black Lung Benefits Reform Act of 1977. Massey is seldom subject to permitting or enforcement under the Federal Resource Conservation and Recovery Act of 1976 or the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and does not consider the effects of those statutes on its operations to be material for purposes of disclosure.

In 2005, Massey spent approximately $17.4 million to comply with environmental laws and regulations, of which $6.1 million was for reclamation. None of these expenditures was capitalized. Massey anticipates spending approximately $28.9 million in such non-capital expenditures in both 2006 and 2007. Of these expenditures, $17.3 million and $17.1 million for 2006 and 2007, respectively, are anticipated to be for reclamation.

SMCRA

The SMCRA, which is administered by the Office of Surface Mining Reclamation and Enforcement (“OSM”), establishes mining, environmental protection and reclamation standards for all aspects of surface mining as well as many aspects of deep mining. The SMCRA and similar state statutes require, among other things, the restoration of mined property in accordance with specified standards and an approved reclamation plan. In addition, the Abandoned Mine Land Fund, which is part of the SMCRA, imposes a fee on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The maximum tax is $0.35 per ton on surface-mined coal and $0.15 per ton on deep-mined coal. A mine operator must submit a bond or otherwise secure the performance of its reclamation obligations. Mine operators must receive permits and permit renewals for surface mining operations from the OSM or, where state regulatory agencies have adopted federally approved state programs under the act, the appropriate state regulatory authority. The Company accrues for reclamation and mine-closing liabilities in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) (see Note 3 to the Notes to Consolidated Financial Statements).

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

Clean Air Act

Coal contains impurities, including sulfur, mercury, chlorine, nitrogen oxide and other elements or compounds, many of which are released into the air when coal is burned. The Clean Air Act and corresponding state laws extensively regulate emissions into the air of particulate matter and other substances, including sulfur dioxide, nitrogen oxide and mercury. Although these regulations apply directly to impose certain requirements for the permitting and operation of Massey’s mining facilities, by far their greatest impact on Massey and the coal industry generally is the effect of emission limitations on utilities and other customers. Owners of coal-fired power plants and industrial boilers have been required to expend considerable resources in an effort to comply with these air pollution standards. The U.S. Department of Environmental Protection (the “EPA”) has imposed or attempted to impose tighter emission restrictions in a number of areas, some of which are currently subject to litigation. The general effect of such tighter restrictions could be to reduce demand for coal. This in turn may result in decreased production by the Company and a corresponding decrease in the Company’s revenue and profits.

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

Regional Haze Program. Along with regulations addressing ambient air quality, the EPA has initiated a regional haze program designed to protect and to improve visibility at and around National Parks, National Wilderness Areas and International Parks. This program restricts the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas. Moreover, this program requires certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxide and particulate matter. EPA’s final rule concerning best available retrofit technology is currently on remand to the EPA from the U.S. Court of Appeals for the D.C. Circuit. By imposing limitations upon the placement and construction of new coal-fired power plants, the EPA’s regional haze program could affect the future market for coal. States will be given until 2007 to submit revised SIPs to address regional haze.

New Source Review Program. Under the Clean Air Act, new and modified sources of air pollution must meet certain new source standards (the “New Source Review Program”). In the late 1990s, the EPA filed lawsuits against many coal-fired plants in the eastern United States alleging that the owners performed non-routine maintenance, causing increased emissions that should have triggered the application of these new source standards. Some of these lawsuits have been settled, with the owners agreeing to install additional pollution control devices in their coal-fired plants. The remaining litigation and the uncertainty around the New Source Review Program rules could adversely impact utilities’ demand for coal in general or coal with certain specifications, including the coal produced by the Company.

Multi-Pollutant Strategies. In March 2005, the EPA issued two closely related rules designed to significantly reduce levels of sulfur dioxide, nitrogen oxide and mercury: the Clean Air Interstate Rule and the Clean Air Mercury Rule. The Clean Air Interstate Rule sets a cap-and-trade program in 28 states and the District of Columbia to establish emissions limits for sulfur dioxide and nitrogen oxide, by allowing utilities to buy and sell credits at a rate that will cut sulfur dioxide emissions over 70% and nitrogen oxide emissions over 60% by 2015, to assist in achieving compliance with the NAAQS for 8-hour ozone and fine particulates. The Clean Air Mercury Rule will cut mercury emissions nearly 70% by 2018 through a cap-and-trade program. Environmentalists have criticized both rules and challenged the legality of the rules in numerous lawsuits. These rules will directly affect coal producers, suppliers and utilities in the eastern and western regions of the U.S., by requiring revisions to the SIPs in many eastern states. The Clean Air Mercury Rule sets emissions limits based on coal rank, potentially giving the users of western sub-bituminous coal a significant competitive advantage over eastern bituminous coal users.

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

The Company believes, based upon present information available to it, that its accruals with respect to future environmental costs are adequate. For further discussion on costs, see Note 3 to the Notes to Consolidated Financial Statements. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among potentially responsible parties, or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional expenditures or the provision of additional accruals in expectation of such expenditures.

Mine Safety and Health

Safety. Stringent health and safety standards have been in effect since Congress enacted the Federal Coal Mine Health and Safety Act of 1969. The Federal Mine Safety and Health Act of 1977 significantly expanded the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations.

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

In January 2006, West Virginia passed legislation, which was later modified in March 2006, requiring enhanced safety evacuation and communication equipment for use in mine emergencies. Similar legislation was proposed in Kentucky and other coal producing states and in Congress in early 2006. Rules fully implementing the West Virginia legislation have not been completed and it is unclear what other state or federal legislation may be passed. The Federal Mine Safety and Health Administration (“MSHA”) issued an emergency temporary standard on March 9, 2006 to improve protection of miners involved in underground coal mine accidents and during evacuations.

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

Workers’ Compensation. The Company is liable for workers’ compensation benefits for traumatic injuries under state workers’ compensation laws in which it has operations. Workers’ compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation owed to an employee injured in the course of employment.

Coal Industry Retiree Health Benefit Act of 1992. The Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) provides for the funding of health benefits for certain UMWA retirees. The Coal Act established the Combined Fund into which “signatory operators” and “related persons” are obligated to pay annual premiums for covered beneficiaries. The Coal Act also created a second benefit fund, the 1992 Benefit Plan, for miners who retired between July 21, 1992 and September 30, 1994 and whose former employers are no longer in business. In 1995, in a case filed by the predecessor to the NMA on behalf of its members, the U.S. District Court for the Northern District of Alabama ordered the Social Security Administration (“SSA”) to recalculate the per-beneficiary premium that the Combined Fund charges assigned operators. The SSA applied the recalculated, lower premium to all assigned operators, including subsidiaries of the Company. In 1996, the Combined Fund sued the SSA in the U.S. District Court for the District of Columbia seeking a declaration that the SSA’s original premium calculation was proper. On February 25, 2000, that Court ruled that the original, higher per beneficiary premium was proper. The SSA then retroactively applied the original, higher premium to various coal operators, including subsidiaries of the Company, for all plan years prior to October 1, 2003. However, the NMA and certain other coal operators, including subsidiaries of the Company, and the Combined Fund filed separate lawsuits in the U.S. District Courts for the Northern District of Alabama and the District of Columbia, respectively, seeking a determination regarding the SSA’s 2003 premium recalculation. Those lawsuits were transferred to the U.S. District Court for the District of Maryland. On August 12, 2005, that Court granted the plaintiff coal companies’ motion for summary judgment, holding the SSA’s June 10, 2003 decision unlawful in establishing a higher premium; however, the Court granted defendants a stay of payment recoupment pending appeal. Defendants appealed the case to the United States Court of Appeals for the Fourth Circuit. The Company does not believe this matter will have a material impact on its cash flows, results of operations or financial condition. See Note 13 to the Notes to Consolidated Financial Statements for further information.

Available Information

Massey files its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Massey’s SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov. You may also read and copy any document Massey files at the SEC’s public reference room at 450 Fifth Street, NW, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Massey makes available, free of charge through its Internet website, www.masseyenergyco.com, its annual report, quarterly reports, current reports, proxy statements, section 16 reports and other information and any amendments thereto as soon as practicable after filing or furnishing the material to the SEC in addition to the Company’s Corporate Governance Guidelines, codes of ethics and the charters of the Audit, Compensation, Executive, Governance and Nominating, and Safety, Environmental, and Public Policy Committees. Materials may be requested at no cost by telephone at (866) 814-6512 or by mail at: Massey Energy Company, Post Office Box 26765, Richmond, Virginia 23261, Attention: Investor Relations.

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

Metallurgical coal. The various grades of coal suitable for carbonization to make coke for steel manufacture. Also known as “met” coal, it possesses four important qualities: volatility, which affects coke yield; the level of impurities, which affects coke quality; composition, which affects coke strength; and basic characteristics, which affect coke oven safety. Met coal has a particularly high Btu heat content, but low ash content.

Nitrogen oxide (NOx). Nitrogen oxide is produced as a gaseous by-product of coal combustion.

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

Stoker coal. Coal that is sized to a specific, standard range. Stoker coal is typically one quarter inch by one and one quarter to one and three quarter inch.

Sulfur. One of the elements present in varying quantities in coal that reacts with air when coal is burned to form sulfur dioxide.

Sulfur content. Coal is commonly described by its sulfur content due to the importance of sulfur in environmental regulations. “Low sulfur” coal has a variety of definitions but typically is used to describe coal consisting of 1.0% or less sulfur. A majority of the Company’s Appalachian reserves are of low sulfur grades.

Sulfur dioxide (SO2). Sulfur dioxide is produced as a gaseous by-product of coal combustion.

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

Item 1A. Risk Factors

Massey is subject to a variety of risks, including, but not limited to, those risk factors set forth below and those referenced herein to other Items contained in this Annual Report on Form 10-K, including Item 1, Business, under the headings “Customers and Coal Contracts,” “Competition,” “Environmental, Safety and Health Laws and Regulations,” Item 3, Legal Proceedings and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), under the headings “Critical Accounting Estimates and Assumptions,” “Certain Trends and Uncertainties” and elsewhere in MD&A.

Massey is impacted by the competitiveness of the markets in which it competes and market demand for coal.

Massey competes with coal producers in various regions of the U.S. and overseas for domestic and international sales. Continued domestic demand for Massey’s coal and the prices that it will be able to obtain primarily will depend upon coal consumption patterns of the domestic electric utility industry and the domestic steel industry. Consumption by the domestic utility industry is affected by the demand for electricity, environmental and other governmental regulations, technological developments and the price of competing coal and alternative fuel supplies including nuclear, natural gas, oil and renewable energy sources, including hydroelectric power. Consumption by the domestic steel industry is primarily affected by economic growth and the demand for steel used in construction as well as appliances and automobiles. In recent years, the competitive environment for coal has been impacted by sustained growth in a number of the largest markets in the world, including the U.S., China, Japan and India, where demand for both electricity and steel have supported high pricing for steam and metallurgical coal. The cost of ocean transportation and the valuation of the U.S. dollar in relation to foreign currencies significantly impact the relative attractiveness of Massey’s coal as it competes on price with other foreign coal producing sources. See Item 1, Business, under the heading “Competition,” for further discussion.

Demand for Massey’s coal depends on its price and quality and the cost of transporting its coal to its customers.

Coal prices are influenced by a number of factors and may vary dramatically by region. The two principal components of the price of coal are the price of coal at the mine, which is influenced by mine operating costs and coal quality, and the cost of transporting coal from the mine to the point of use. The cost of mining the coal is influenced by geologic characteristics such as seam thickness, overburden ratios and depth of underground reserves. Underground mining is generally more expensive than surface mining as a result of higher costs for labor (including reserves for future costs associated with labor benefits and health care) and capital costs (including costs for mining equipment and construction of extensive ventilation systems). The Company presently operates 31 active underground mines, including 4 longwall mines, and 16 active surface mines, with 7 highwall miners. See Item 1, Business, under the headings “Mining Methods,” “Mining Operations” and “Competition” for further discussion. Increases in transportation costs could make coal a less competitive source of energy. Such increases could have a material impact on Massey’s ability to compete with other energy sources and on its cash flows, results of operations or financial condition. On the other hand, significant decreases in transportation costs could result in increased competition from coal producers in other parts of the country. See Item 1, Business, under the heading “Competition,” for further discussion.

A significant decline in coal prices in general could adversely affect Massey’s operating results and cash flows.

Massey’s results are highly dependent upon the prices the Company receives for its coal. Decreased demand for coal, both domestically and internationally, could cause spot prices and the prices the Company is able to negotiate on long-term contracts to decline. The lower prices could negatively affect the Company’s cash flows, results of operations or financial condition, if the Company is unable to increase productivity and/or decrease costs in order to maintain the Company’s margins.

Massey depends on continued demand from its customers.

Reduced demand from or the loss of Massey’s largest customers could have an adverse impact on Massey’s ability to achieve its projected revenue. Decreases in demand may result from, among other things, a reduction in consumption by the electric generation industry and/or the steel industry, the availability of other sources of fuel at cheaper costs and a general slow-down in the economy. When Massey’s contracts with its customers reach expiration, there can be no assurance that the customers either will extend or enter into new long-term contracts or, in the absence of long-term contracts, that they will continue to purchase the same amount of coal as they have in the past or on terms, including pricing terms, as favorable as under existing arrangements. In the event that a large customer account is lost or a long-term contract is not renewed, profits could suffer if alternative buyers are not willing to purchase the Company’s coal on comparable terms. See Item 1, Business, under the heading “Customers and Coal Contracts” for further discussion.

The level of Massey’s indebtedness could adversely affect its ability to grow and compete and prevent it from fulfilling its obligations under its contracts and agreements.

At December 31, 2005, Massey had $1,113.3 million of total indebtedness outstanding, which represented 57.0% of its total book capitalization. The Company has significant debt, lease and royalty obligations. The Company’s ability to satisfy debt service, lease and royalty obligations and to effect any refinancing of its indebtedness will depend upon future operating performance, which will be affected by prevailing economic conditions in the markets that the Company serves as well as financial, business and other factors, many of which are beyond the Company’s control. The Company may be unable to generate sufficient cash flow from operations and future borrowings, or other financings may be unavailable in an amount sufficient to enable it to fund its debt service, lease and royalty payment obligations or its other liquidity needs.

The Company’s relative amount of debt could have material consequences to its business, including, but not limited to: (i) making it more difficult to satisfy debt covenants and debt service, lease payments and other obligations; (ii) making it more difficult to pay quarterly dividends as the Company has in the past; (iii) increasing the Company’s vulnerability to general adverse economic and industry conditions; (iv) limiting the Company’s ability to obtain additional financing to fund future acquisitions, working capital, capital expenditures or other general corporate requirements; (v) reducing the availability of cash flows from operations to fund acquisitions, working capital, capital expenditures or other general corporate purposes; (vi) limiting the Company’s flexibility in planning for, or reacting to, changes in the Company’s business and the industry in which the Company competes; or (vii) placing the Company at a competitive disadvantage with competitors with relatively lower amounts of debt.

The covenants in Massey’s credit facility and the indentures governing its debt instruments impose restrictions that may limit Massey’s operating and financial flexibility.

Massey’s asset based loan credit facility and the indentures governing its notes contain a number of significant restrictions and covenants that may limit the Company’s ability and its subsidiaries’ ability to, among other things: (i) incur liens and debt or provide guarantees in respect of obligations of any other person; (ii) increase Common Stock dividends above specified levels; (iii) make loans and investments; (iv) prepay, redeem or repurchase debt; (v) engage in mergers, consolidations and asset dispositions; (vi) engage in affiliate transactions; (vii) create any lien or security interest in any real property or equipment; (viii) engage in sale and leaseback transactions; and (ix) restrict distributions from subsidiaries.

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

Massey depends on its ability to continue acquiring and developing economically recoverable coal reserves.

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

Massey faces numerous uncertainties in estimating its economically recoverable coal reserves, and inaccuracies in its estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.

There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves, including many factors beyond Massey’s control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about the Company’s reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by the Company. Some of the factors and assumptions that impact economically recoverable reserve estimates include: (i) geological conditions; (ii) historical production from the area compared with production from other producing areas; (iii) the effects of regulations and taxes by governmental agencies; (iv) future prices; and (v) future operating costs.

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

If the coal industry experiences overcapacity in the future, the Company’s profitability could be impaired.

The current strong coal market and increased demand for coal have been attracting new investors to the coal industry, spurring the development of new mines, and resulting in added production capacity throughout the industry. The Company and several of its major competitors have announced plans for substantial increases in productive capacity over the next several years. A continuation of, or a further increase in, the current price levels of coal could further encourage the development of expanded capacity by new or existing coal producers. Any resulting increases in capacity could reduce coal prices and therefore reduce the Company’s margins. See Item 1, Business, under the heading “Competition,” for further discussion.

Transportation disruptions could impair Massey’s ability to sell coal.

Massey is dependent on its transportation providers to provide access to markets. Disruption of transportation services because of weather-related problems, strikes, lockouts or other events could temporarily impair Massey’s ability to supply coal to customers.

Throughout 2005, the Company’s ability to ship coal was negatively impacted by a reduction in available and timely rail service. Lack of sufficient resources to meet the rapid increase in demand, a greater demand for transportation to export terminals and rail line congestion all seem to have contributed to the disruption and slowdowns in rail service. Although the railroads have taken action to remedy these issues, including the purchase of new locomotives and railcars, and the hiring and training of additional crews, such actions may not be sufficient to cure the disruption and slowdowns in rail service.

Certain of Massey’s subsidiaries and other coal and transportation companies have been named as defendants in lawsuits in West Virginia. The suits allege that the defendants illegally transported coal in overloaded trucks causing damage to state roads and interfering with the plaintiffs’ use and enjoyment of their properties and their right to use the public roads, and seek injunctive relief and damages. See Note 19 to the Notes to Consolidated Financial Statements for further discussion of this litigation.

Severe weather may affect Massey’s ability to mine and deliver coal.

Severe weather, including flooding and excessive ice or snowfall, when it occurs, can adversely affect Massey’s ability to produce, load and transport coal, which may negatively impact the Company’s cash flows, results of operations or financial condition. See Note 19 to the Notes to Consolidated Financial Statements for further discussion of this risk.

Federal and state government regulations applicable to Massey operations increase Massey’s costs and may make Massey’s coal less competitive than other coal producers.

Massey incurs substantial costs and liabilities under increasingly strict federal, state and local environmental, health and safety and endangered species laws, including regulations and governmental enforcement policies. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from the Company’s operations. The Company may also incur costs and liabilities resulting from claims for damages to property or injury to persons arising from its operations. See Item 1, Business, under the heading “Environmental, Safety and Health Laws and Regulations” for further discussion.

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

Massey must obtain governmental permits and approvals for mining operations, which can be a costly and time-consuming process and result in restrictions on its operations.

Massey’s operations are principally regulated under surface mining permits issued pursuant to the SMCRA and state counterpart laws. Such permits are issued for terms of five years with the right of successive renewal. Additionally, the Clean Water Act requires permits for operations that fill waters of the United States. Valley fills and refuse impoundments are typically authorized under nationwide permits that are revised and renewed periodically by the U.S. Army Corps of Engineers. Additionally, certain surface mines and preparation plants have permits issued pursuant to the Clean Air Act and state counterpart clean air laws allowing and controlling the discharge of air pollutants. Regulatory authorities exercise considerable discretion in the timing of permit issuance. Requirements imposed by these authorities may be costly and time-consuming and may result in delays in the commencement or continuation of exploration or production operations. See Item 1, Business, under the heading “Environmental, Safety and Health Laws and Regulations” for further discussion.

Union represented labor creates an increased risk of work stoppages and higher labor costs.

At December 31, 2005, 3.0% of Massey’s total workforce was represented by the UMWA. Six of Massey’s coal preparation plants and one of its smaller surface mines have a workforce that is represented by a union. In fiscal 2005, these six preparation plants handled approximately 18% of Massey’s coal production. There may be an increased risk of strikes and other related work actions, in addition to higher labor costs, associated with these operations. Massey has experienced some union organizing campaigns at some of its open shop facilities within the past five years. If some or all of Massey’s current open shop operations were to become union represented, Massey could be subject to additional risk of work stoppages and higher labor costs, which could adversely affect the stability of production and reduce the Company’s net income.

Massey is subject to being adversely affected by a decline in the financial condition and creditworthiness of its customers.

In an effort to mitigate credit-related risks in all customer classifications, Massey maintains a credit policy, which requires scheduled reviews of customer creditworthiness and continuous monitoring of customer news events that might have an impact on their financial condition. Negative credit performance or events may trigger the application of tighter terms of sale, requirements for collateral or, ultimately, a suspension of credit privileges. The creditworthiness of customers can limit who the Company can do business with and at what price.

For example, Massey has contracts to supply coal to energy trading and brokering companies who resell the coal to the ultimate users. Massey is subject to being adversely affected by any decline in the financial condition and creditworthiness of these energy trading and brokering companies. In addition, as the largest supplier of metallurgical coal to the American steel industry, Massey is subject to being adversely affected by any decline in the financial condition or production volume of American steel producers. See Item 1, Business, under the heading “Customers and Coal Contracts” for further discussion.

Massey is subject to various legal proceedings, which may have a material effect on its business.

Massey and its subsidiaries are parties to a number of legal proceedings incident to the Company’s normal business activities. Some of the allegations brought against the Company are with merit, while others are not. There is always the potential that an individual matter or the aggregation of many matters could have an adverse effect on the Company’s cash flows results of operations or financial position. See Item 3, Legal Proceedings and Note 19 to the Notes to Consolidated Financial Statements for further discussion.

Massey has significant reclamation and mine closure obligations. If the assumptions underlying the Company’s accruals are materially inaccurate, the Company could be required to expend greater amounts than anticipated.

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. Estimates of the Company’s total reclamation and mine-closing liabilities are based upon permit requirements and the Company’s engineering expertise related to these requirements. The estimate of ultimate reclamation liability is reviewed periodically by the Company’s management and engineers. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. See Item 1, Business, under the heading “Environmental, Safety and Health Laws and Regulations” for further discussion.

Foreign currency fluctuations could adversely affect the competitiveness of Massey’s coal abroad.

Massey relies on customers in other countries for a portion of its sales, with shipments to countries in North America, South America, Europe, Asia and Africa. Massey competes in these international markets against coal produced in other countries. Coal is sold internationally in U.S. dollars. As a result, mining costs in competing producing countries may be reduced in U.S. dollar terms based on currency exchange rates, providing an advantage to foreign coal producers. Currency fluctuations among countries purchasing and selling coal could adversely affect the competitiveness of Massey’s coal in international markets.

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

Coal mining is subject to inherent risks.

Massey’s operations are subject to certain events and conditions that could disrupt operations, including fires and explosions, accidental minewater discharges, natural disasters, equipment failures, maintenance problems and flooding. Massey maintains insurance policies that provide limited coverage for some, but not all, of these risks. Even where insurance coverage applies, there can be no assurance that these risks would be fully covered by Massey’s insurance policies.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Operations of Massey and its subsidiaries are conducted on both owned and leased properties totaling more than 968,000 acres in West Virginia, Kentucky, Virginia, Pennsylvania and Tennessee. In addition, certain owned or leased properties of Massey and its subsidiaries are leased or subleased to third party tenants. Massey’s current practice is to obtain a title review from a licensed attorney prior to purchasing or leasing property. It generally has not obtained title insurance in connection with acquisitions of coal reserves. In some cases, the seller or lessor warrants property title. Separate title confirmation sometimes is not required when leasing reserves where mining has occurred previously. Massey and its subsidiaries currently own or lease the equipment that is utilized in their mining operations. The following table describes the location and general character of the major existing facilities, exclusive of mines, coal preparation plants and their adjoining offices.

Administrative Offices:

Richmond, Virginia	Owned	Massey Corporate Headquarters
Charleston, West Virginia	Leased	Massey Coal Services Headquarters
Chapmanville, West Virginia	Leased	Massey Coal Services Field Office

For a description of Massey’s mining properties, see Item 1, Business, under the heading “Mining Operations.”

Coal Reserves

Massey estimates that, as of December 31, 2005, it had total recoverable reserves of approximately 2.3 billion tons consisting of both proven and probable reserves. “Reserves” are defined by the SEC Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. “Recoverable” reserves means coal that is economically recoverable using existing equipment and methods under federal and state laws currently in effect. Approximately 1.5 billion tons of Massey’s reserves are classified as proven reserves. “Proven (measured) reserves” are defined by the SEC Industry Guide 7 as reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. The remaining 0.8 billion tons of Massey’s reserves are classified as probable reserves. “Probable reserves” are defined by the SEC Industry Guide 7 as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

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

As with most coal-producing companies in Central Appalachia, the majority of Massey’s coal reserves are controlled pursuant to leases from third party landowners. These leases convey mining rights to the coal producer in exchange for a per ton or percentage of gross sales price royalty payment to the lessor. However, approximately 16% of Massey’s reserve holdings are owned and require no royalty or per ton payment to other parties. Royalty expense for coal reserves from the Company’s producing properties (owned and leased) was approximately 4.3% of Produced coal revenue for the year ended December 31, 2005.

The following table provides proven and probable reserve data by “status” (i.e., location, owned or leased, assigned or unassigned, etc.) as of December 31, 2005:

	Recoverable Reserves (1)
Resource Group	Location (2)	Total	Proven	Probable	Assigned (3)	Unassigned (3)	Owned	Leased
	(In Thousands of Tons)
West Virginia
Black Castle (4)	Boone County	101,061	65,659	35,402	46,885	54,176	522	100,539
Delbarton	Mingo County	287,878	120,442	167,436	142,380	145,498	25	287,853
Eagle Energy	Boone County	—	—	—	—	—	—	—
Edwight	Raleigh County	12,200	12,200	—	12,200	—	—	12,200
Elk Run	Boone County	161,769	127,425	34,344	63,066	98,703	4,660	157,109
Endurance	Boone County	11,825	11,825	—	11,825	—	10,473	1,352
Green Valley	Nicholas County	7,358	7,258	100	7,358	—	—	7,358
Independence	Boone County	60,355	54,999	5,356	44,081	16,274	10,923	49,432
Logan County	Logan County	83,537	71,422	12,115	55,160	28,377	—	83,537
Mammoth	Kanawha County	36,694	27,987	8,707	22,683	14,011	36,694	—
Marfork (5)	Raleigh County	107,837	105,510	2,327	76,502	31,335	738	107,099
Nicholas Energy	Nicholas County	102,940	86,997	15,943	59,875	43,065	49,948	52,992
Progress	Boone County	47,565	41,275	6,290	47,565	—	—	47,565
Rawl	Mingo County	142,953	85,712	57,241	63,255	79,698	1,663	141,290
Republic Energy	Raleigh County	37,640	32,876	4,764	37,640	—	—	37,640
Stirrat	Logan County	5,293	3,476	1,817	412	4,881	—	5,293

Kentucky
Coalgood Energy	Harlan County	19,039	10,897	8,142	1,164	17,875	2,712	16,327
Long Fork	Pike County	5,273	3,073	2,200	573	4,700	—	5,273
Martin County	Martin County	43,313	30,333	12,980	5,310	38,003	1,336	41,977
New Ridge	Pike County	—	—	—	—	—	—	—
Sidney	Pike County	131,115	76,958	54,157	105,683	25,432	7,486	123,629

Virginia
Knox Creek	Tazewell County	46,548	34,414	12,134	30,815	15,733	—	46,548

Subtotal		1,452,193	1,010,738	441,455	834,432	617,761	127,180	1,325,013

Land Management Companies: (6)
Black King	Boone County, WV	32,002	32,002	—	—	32,002	16,273	15,729
	Raleigh County, WV
Boone East	Boone County, WV	156,784	121,411	35,373	58,849	97,935	60,587	96,197
	Kanawha County, WV
Boone West	Lincoln County, WV	252,332	98,556	153,776	10,346	241,986	65,553	186,779
	Logan County, WV
Ceres Land	Raleigh County, WV	33,351	24,220	9,131	—	33,351	—	33,351
Duncan Fork (7)	Various counties, PA	65,728	30,791	34,937	—	65,728	65,728	—
Lauren Land	Mingo County, WV	151,397	105,556	45,841	11,175	140,222	18,311	133,086
	Logan County, WV
	Pike County, KY
New Market Land	Wyoming County, WV	8,173	4,832	3,341	—	8,173	594	7,579
Raven Resources	Raleigh County, WV	18,978	18,978	—	—	18,978	—	18,978
	Boone County, WV
Tennessee Consolidated Coal (8)	Various counties, TN	26,907	1,332	25,575	—	26,907	24,054	2,853

Subtotal		745,652	437,678	307,974	80,370	665,282	251,100	494,552

Other	N/A	62,056	42,194	19,862	11,400	50,656	1,241	60,815

Total		2,259,901	1,490,610	769,291	926,202	1,333,699	379,521	1,880,380

(1)	Recoverable reserves represent the amount of proven and probable reserves that can actually be recovered from the reserve base taking into account all mining and preparation losses involved in producing a saleable product using existing methods under current law.
(2)	All of the recoverable reserves listed are in Central Appalachia, except for the Duncan Fork reserves (previously referred to as the Mine Maintenance reserves), which are located in Northern Appalachia. The reserve numbers of each Resource Group contain a moisture factor specific to the particular reserves of that Resource Group. The moisture factor represents the average moisture present in the Company’s delivered coal. In last year’s Annual Report on Form 10-K, a moisture factor of 6.5% was applied to the reserves of each Resource Group, which for some Resource Groups overstated their reserves by an immaterial amount.
(3)	Assigned Reserves represent recoverable reserves that are dedicated to a specific permitted mine; otherwise, the reserves are considered Unassigned. For Land Management Companies, Assigned Reserves have been leased to a Resource Group and are dedicated to a specific permitted mine of the lessee.
(4)	The Black Castle reserves include reserves previously reported under the Omar Resource Group, which is no longer treated as a separate Resource Group.
(5)	The Marfork reserves include reserves previously reported under the Performance Resource Group, which is no longer treated as a separate Resource Group.
(6)	Land management companies are Massey subsidiaries whose primary purposes are to acquire and hold Massey’s reserves.
(7)	Formerly referred to as Mine Maintenance.
(8)	Tennessee Consolidated Coal Company reserves were included in the “Other” category in prior years’ reporting.

The categorization of the “quality” (i.e., sulfur content, Btu, coal type, etc.) of Massey’s coal reserves is as follows:

		Recoverable Reserves (1)
	Recoverable Reserves	Sulfur content			Avg. BTU as received (4)
		+1% (2)	-1% (2)	Compliance (3)		Coal Type (5)
	(In Thousands of Tons Except Average Btu as Received)
Resource Groups:

West Virginia
Black Castle (6)	101,061	39,121	61,940	28,593	12,500	Utility and Industrial
Delbarton	287,878	114,404	173,474	127,433	13,800	High Vol Met, Utility, and Industrial
Eagle Energy	—	—	—	—	—	N/A
Edwight	12,200	1,718	10,482	10,088	12,800	High Vol Met, Utility, and Industrial
Elk Run	161,769	76,677	85,092	76,057	13,200	High Vol Met, Utility, and Industrial
Endurance	11,825	738	11,087	9,384	12,200	Utility and Industrial
Green Valley	7,358	—	7,358	6,012	13,100	High Vol Met, Utility, and Industrial
Independence	60,355	11,644	48,711	8,462	13,300	High Vol Met, Utility, and Industrial
Logan County	83,537	23,787	59,750	44,088	12,500	High Vol Met, Utility, and Industrial
Mammoth	36,694	5,339	31,355	12,276	13,000	Utility and Industrial
Marfork (7)	107,837	51,638	56,199	43,285	13,300	High Vol Met, Utility, and Industrial
Nicholas Energy	102,940	42,089	60,851	25,946	12,900	Utility and Industrial
Progress	47,565	7,310	40,255	28,537	12,000	High Vol Met, Utility, and Industrial
Rawl	142,953	31,052	111,901	90,581	12,900	High Vol Met, Utility, and Industrial
Republic Energy	37,640	5,928	31,712	21,533	12,600	High Vol Met and Utility
Stirrat	5,293	—	5,293	5,293	12,500	High Vol Met, Utility, and Industrial
Kentucky
Coalgood Energy	19,039	4,395	14,644	9,983	13,100	High Vol Met, Utility, and Industrial
Long Fork	5,273	3,500	1,773	—	12,900	Utility and Industrial
Martin County	43,313	32,217	11,096	3,347	12,900	Utility and Industrial
New Ridge	—	—	—	—	—	N/A
Sidney	131,115	52,190	78,925	56,856	13,200	High Vol Met, Utility, and Industrial
Virginia
Knox Creek	46,548	—	46,548	46,548	13,300	High Vol Met, Utility, and Industrial

Subtotal	1,452,193	503,747	948,446	654,302

Land Management Companies: (8)
Black King	32,002	15,570	16,432	13,285	13,200	High Vol Met and Utility
Boone East	156,784	29,644	127,140	45,502	13,100	High Vol Met, Utility, and Low Vol Met
Boone West	252,332	134,076	118,256	79,369	13,200	High Vol Met and Utility
Ceres Land	33,351	6,469	26,882	12,740	13,400	High Vol Met and Utility
Duncan Fork (9)	65,728	65,728	—	—	13,600	High Vol Met, Utility and Industrial
Lauren Land	151,397	55,369	96,028	73,087	13,300	High Vol Met and Utility
New Market Land	8,173	—	8,173	8,173	14,100	High Vol Met and Low Vol Met
Raven Resources	18,978	9,001	9,977	1,393	13,800	High Vol Met and Utility
Tennessee Consolidated Coal (10)	26,907	20,353	6,554	4,816	12,600	High Vol Met, Utility and Industrial

Subtotal Land Management	745,652	336,210	409,442	238,365

Other	62,056	6,807	55,249	50,748	13,000	Various

Total	2,259,901	846,764	1,413,137	943,415

(1)	The reserve numbers of each Resource Group contain a moisture factor specific to the particular reserves of that Resource Group. The moisture factor represents the average moisture present in the Company’s delivered coal. In last year’s Annual Report on Form 10-K, a moisture factor of 6.5% was applied to the reserves of each Resource Group, which for some Resource Groups overstated their reserves by an immaterial amount.
(2)	+1% or -1% refers to sulfur content as a percentage in coal by weight. Compliance coal is less than 1% sulfur content by weight and is included in the -1% column.
(3)	Compliance coal is any coal that emits less than 1.2 pounds of sulfur dioxide per million Btu when burned. Compliance coal meets sulfur emission standards imposed by Title IV of the Clean Air Act.
(4)	Represents an estimate of the average Btu per pound present in the Company’s coal, as it is received by the customer.
(5)	Reserve holdings include metallurgical coal reserves. Although these metallurgical coal reserves receive the highest selling price in the current coal market when marketed to steel-making customers, they can also be marketed as an ultra high Btu, low sulfur utility coal for electricity generation.
(6)	The Black Castle reserves include reserves previously reported under the Omar Resource Group, which is no longer treated as a separate Resource Group.
(7)	The Marfork reserves include reserves previously reported under the Performance Resource Group, which is no longer treated as a separate Resource Group.
(8)	Land management companies are Massey subsidiaries whose primary purposes are to acquire and hold Massey’s reserves.
(9)	Formerly referred to as Mine Maintenance.
(10)	Tennessee Consolidated Coal Company reserves were included in the “Other” category in prior years’ reporting.

O H
W V
K Y
V A
ASHLAND
HUNTINGTON
CHARLESTON
SUMMERSVILLE
PAINTSVILLE
WILLIAMSON
PIKEVILLE
HAZARD
BECKLEY
RICHLANDS
KRT River Terminal
Booth/Pen Coal Barge Loading Facilities
Docks Creek Barge Loading Facilities
Ceredo Barge Loading Facilities
KRT Barge Loading Facilities
Black Hawk River Barge Loading Facilities
River Point Barge Loading Facilities
NICHOLAS ENERGY
MAMMOTH
GREEN VALLEY
BLACK CASTLE
INDEPENDENCE
ELK RUN
ENDURANCE
REPUBLIC ENERGY
MARFORK
PROGRESS
EDWIGHT
LOGAN COUNTY
DELBARTON
MARTIN COUNTY
STIRRAT
LONG FORK
RAWL
SIDNEY
NEW RIDGE
KNOX CREEK
COALGOOD ENERGY
Legend
Massey Reserves
Third-Party River Barge Loadouts
Resource Group
CSX Railroad
NS Railroad
Major Highways
SCALE: 1" = 17.33 Miles
10
0
10
20
30

MASSEY ENERGY PROPERTIES
FEBRUARY 2006

Note: Other coal reserve holdings not shown on this map include those located in Fayette and Westmoreland Counties, Pennsylvania and in Marion, Sequatchie, and Grundy Counties, Tennessee.

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

On December 30, 2005, the Company entered into a settlement agreement with the West Virginia Department of Environmental Protection (the “WVDEP”) to resolve all outstanding show cause orders with respect to active permits at the Company’s Alex Energy, Inc., Bandmill Coal Corporation (“Bandmill”), Elk Run Coal Company, Inc. Independence Coal Company, Inc. (“Independence”) and Marfork Coal Company, Inc. (“Marfork”) subsidiaries. The settlement agreement is subject to a regulatory public comment period and judicial approval. This settlement agreement will resolve all civil actions filed against the Company’s Independence, Omar Mining Company (“Omar”), Marfork and Bandmill subsidiaries, discussed below under the heading “WVDEP Litigation.” The settlement agreement calls for $1.5 million in payments by the Company and two, three consecutive day shutdowns at Marfork’s impoundment before March 31, 2006, which have been completed.

Additionally, on January 26, 2006, the Company’s Sidney Coal Company (“Sidney”) subsidiary resolved two outstanding show cause orders issued by the Kentucky Natural Resources and Environmental Cabinet by agreeing to pay $150,000 and to perform various remedial efforts at Sidney’s facilities.

WVDEP Litigation

On October 22, 2003, WVDEP brought suit against three Massey subsidiaries, Independence and Omar in the Circuit Court of Boone County, West Virginia, and Marfork in the Circuit Court of Raleigh County, West Virginia. The suits alleged various violations of waste and clean water laws in 2001 and 2002 and sought unspecified amounts in fines as well as injunctive relief to compel compliance.

On April 1, 2004, the WVDEP brought suit against two Massey subsidiaries, Bandmill and Independence in the Circuit Courts of Logan County and Boone County, West Virginia, respectively. The suits alleged various violations of waste and clean water laws for Bandmill (primarily in 2001 and 2002) and Independence (primarily in 2003 and 2004) and sought unspecified amounts in fines as well as injunctive relief to compel compliance.

All five suits filed by the WVDEP will be resolved by the December 30, 2005 settlement agreement upon receipt of final approval, as discussed above under the heading “Environmental Show Cause Orders.”

Martin County Impoundment Discharge

On October 11, 2000, a partial failure of the coal refuse impoundment of Martin County Coal Corporation, a subsidiary of the Company, released approximately 250 million gallons of coal slurry into two tributary streams of the Big Sandy River in eastern Kentucky. As of December 31, 2005, the Company had incurred a total of approximately $80.6 million of cleanup and other spill related costs, including claims, fines and other items, of which $76.8 million has been paid or reimbursed by insurance companies. Remaining matters include (i) seven suits in the Circuit Court of Martin County, Kentucky, asserting claims for property and other damages, and seeking unquantified compensatory and punitive damages (the Court ruled it would not allow punitive damages in one case or certify a class action in another case); and (ii) citations and penalties issued by the MSHA initially totaling approximately $110,000, subsequently reduced to $5,500, appealed by both the MSHA and the Company. The Company believes it has insurance coverage applicable to these items and that they will be resolved without a material impact on its cash flows, results of operations or financial condition. The Company does not view the remaining matters to be material and does not intend to report on them in the future, absent unexpected material developments.

Nationwide Permit 21

On October 23, 2003, various environmental groups sued the U.S. Army Corps of Engineers (the “Corps”) in the United States District Court for the Southern District of West Virginia (“SDWV”), seeking to invalidate Nationwide Permit 21 (“NWP 21”). NWP 21 is a general permit issued by the Corps under Section 404 of the Clean Water Act, authorizing the discharge of fill material into streams for purposes such as the construction of valley fills and refuse impoundments. The Company’s subsidiary Green Valley Coal Company and five coal trade associations intervened in the litigation to protect coal company interests and to support the continued use of NWP 21. On July 8, 2004, the Court suspended certain NWP 21 authorizations for valley fills and surface impoundments in the SDWV if construction had not commenced as of that date. On August 13, 2004, the Court expanded its ruling to include all NWP 21 authorizations for valley fills and surface impoundments in the SDWV. The Corps and coal industry interveners appealed to the United States Court of Appeals for the Fourth Circuit. On January 27, 2005, various environmental groups filed a similar lawsuit in the United States District Court for the Eastern District of Kentucky. On November 23, 2005, a Fourth Circuit panel overturned the district court’s decision invalidating NWP 21 and lifted the suspension on the use of NWP 21 in the SDWV. Plaintiffs requested a rehearing by the entire Fourth Circuit, which was denied. The Company does not view these matters to be material and does not intend to report on them in the future, absent unexpected material developments.

Other Legal Proceedings

Certain information regarding other legal proceedings required by this Item 3 is contained in Note 19, “Contingencies and Commitments,” to the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K and is incorporated herein by reference.

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

The Company also is party to lawsuits and other legal proceedings related to the non-coal businesses previously conducted by Fluor Corporation (renamed Massey Energy Company) but now conducted by New Fluor. Under the terms of the Distribution Agreement entered into by the Company and New Fluor as of November 30, 2000, in connection with the Spin-Off of New Fluor by the Company, New Fluor agreed to indemnify the Company with respect to all such legal proceedings and has assumed their defense.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Company through a solicitation of proxies or otherwise during the fourth quarter of the Company’s fiscal year ended December 31, 2005.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company’s Common Stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol MEE. At February 28, 2006, there were 81,976,239 shares outstanding and approximately 8,000 shareholders of record of Massey’s Common Stock.

The following table sets forth the high and low sales prices per share of Common Stock on the NYSE for the past two years, based upon published financial sources, and the dividends declared on each share of Common Stock for the quarter indicated.

	High	Low	Dividends
Fiscal Year 2004
Quarter ended March 31, 2004	$24.40	$17.99	$0.04
Quarter ended June 30, 2004	$28.21	$20.79	$0.04
Quarter ended September 30, 2004	$29.66	$24.59	$0.04
Quarter ended December 31, 2004	$36.96	$26.03	$0.04

	High	Low	Dividends
Fiscal Year 2005
Quarter ended March 31, 2005	$46.60	$31.80	$0.04
Quarter ended June 30, 2005	$42.15	$34.86	$0.04
Quarter ended September 30, 2005	$57.00	$37.76	$0.04
Quarter ended December 31, 2005	$52.59	$36.62	$0.04

Dividends

On February 21, 2006, the Company’s board of directors declared a dividend of $0.04 per share, payable on April 11, 2006, to shareholders of record on March 28, 2006.

The Company’s current dividend policy anticipates the payment of quarterly dividends in the future. The Company is restricted by its asset based revolving credit facility, its 6.625% senior notes due 2010 (the “6.625% Notes”) and 6.875% Notes to paying dividends not in excess of $25 million annually so long as no default exists under the facility, the 6.625% Notes, or the 6.875% Notes, as the case may be, or would result thereunder from paying such dividend. There are no other restrictions, other than those set forth under the corporate laws of the State of Delaware, the Company’s state of incorporation, on the Company’s ability to declare and pay dividends. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Board of Directors and will be dependent upon the future earnings, financial condition, and capital requirements of the Company.

Convertible Debt Securities

The Company’s 4.75% Notes are convertible by holders into shares of Massey’s Common Stock during certain periods under certain circumstances. As of December 31, 2005, the price of Massey’s Common Stock had reached the specified threshold for conversion. Consequently, the 4.75% Notes are convertible until March 31, 2006, the last day of the Company’s first quarter. The 4.75% Notes may be convertible beyond this date if the specified threshold for conversion is met in subsequent quarters. To date, no holder has requested that the 4.75% Notes be converted to Massey’s common stock. If all of the notes outstanding at December 31, 2005 had been converted, the Company would have needed to issue 38,680 shares. In addition, holders of the Company’s 4.75% Notes may require Massey to purchase all or a portion of their 4.75% Notes on May 15, 2009, May 15, 2013, and May 15, 2018. For purchases on May 15, 2013 or May 15, 2018, the Company may, at its option, choose to pay the purchase price in cash or in shares of Massey’s Common Stock or any combination thereof. See Note 8 for further discussion of the conversion and redemption features of the 4.75% Notes.

The Company’s 2.25% Notes are convertible by holders into shares of Massey’s Common Stock during certain periods under certain circumstances. None of the 2.25% Notes were eligible for conversion at December 31, 2005. If all of the notes outstanding at December 31, 2005 had been eligible and were converted, the Company would have needed to issue 287,113 shares. See Note 8 for further discussion of conversion features of the 2.25% Notes.

Repurchase Program

On November 14, 2005, the Board of Directors authorized a stock repurchase program (the “Repurchase Program”), authorizing the Company to repurchase shares of its Common Stock. The Company may repurchase its Common Stock from time to time, as determined by authorized officers of the Company, up to an aggregate amount not to exceed $500 million (excluding commissions). The stock repurchases may be conducted on the open market, through privately negotiated transactions, through derivative transactions or through purchases made in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, in compliance with the SEC’s regulations, the Company’s existing debt covenants, and other legal requirements. The Repurchase Program does not require the Company to acquire any specific number of shares and may be terminated at any time. No shares of Common Stock have been repurchased thus far.

Transfer Agent and Registrar

The transfer agent and registrar for the Massey Common Stock is Wells Fargo Shareowner Services, 161 North Concord Exchange, South St. Paul, Minnesota 55075, toll free (800) 689-8788.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA(1)

	Year Ended December 31,				Year Ended October 31, 2001	Two Months Ended December 31, 2001 (2)
	2005	2004	2003	2002
	(In millions, except per share, per ton, and number of employees amounts)
CONSOLIDATED STATEMENT OF INCOME DATA:
Produced coal revenue	$1,777.7	$1,456.7	$1,262.1	$1,318.9	$1,203.3	$204.8
Total revenue	2,204.3	1,766.6	1,571.4	1,630.1	1,431.9	246.4
(Loss) Income before interest and income taxes	(20.9)	46.2	(17.5)	(26.7)	9.5	(19.2)
(Loss) Income before cumulative effect of accounting change	(101.6)	13.9	(32.3)	(32.6)	(5.4)	(14.8)
Net (loss) income	(101.6)	13.9	(40.2)	(32.6)	(5.4)	(14.8)
(Loss) Income per share - Basic (3)
(Loss) Income before cumulative effect of accounting change	(1.33)	0.18	(0.43)	(0.44)	(0.07)	(0.20)
Net (loss) income	(1.33)	0.18	(0.54)	(0.44)	(0.07)	(0.20)
(Loss) Income per share - Diluted (3)
(Loss) Income before cumulative effect of accounting change	(1.33)	0.18	(0.43)	(0.44)	(0.07)	(0.20)
Net (loss) income	(1.33)	0.18	(0.54)	(0.44)	(0.07)	(0.20)
Dividends declared per share	0.16	0.16	0.16	0.16	0.20	—

CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit)	$671.0	$458.4	$443.2	$(59.7)	$(84.7)	$(93.3)
Total assets	2,986.4	2,650.9	2,376.7	2,241.4	2,271.1	2,272.0
Long-term debt	1,102.6	900.2	784.3	286.0	300.0	300.0
Shareholders’ equity	841.0	776.9	759.0	808.2	860.6	849.5

OTHER DATA:
EBIT (4)	$(20.9)	$46.2	$(17.5)	$(26.7)	$9.5	$(19.2)
EBITDA (4)	213.6	270.8	179.0	181.0	190.8	12.0
Average cash cost per ton sold (5)	35.62	30.50	28.23	28.64	24.15	28.33
Produced coal revenue per ton sold	42.02	36.02	30.79	31.30	27.51	29.36
Capital expenditures	346.6	347.2	164.4	135.1	247.5	37.7

Produced tons sold	42.3	40.4	41.0	42.1	43.7	7.0
Tons produced	43.1	42.0	41.0	43.9	45.1	7.0
Number of employees	5,709	5,034	4,428	4,552	5,004	5,040

(1)	On November 30, 2000, the Company completed a reverse spin-off (the “Spin-Off”), which divided it into the spun-off corporation, “new” Fluor Corporation (“New Fluor”), and Fluor Corporation, subsequently renamed Massey Energy Company, which retained the Company’s coal-related businesses. As New Fluor is the accounting successor to Fluor Corporation, Massey’s equity structure was impacted as a result of the Spin-Off. Massey retained $300 million of the 6.95% Notes, $278.5 million of Fluor Corporation commercial paper, other equity contributions from Fluor Corporation, and assumed Fluor Corporation’s common stock equity structure.
(2)	The Company changed to a calendar-year basis of reporting financial results effective January 1, 2002. The selected financial data reported for 2001 is as of and for the twelve month periods ended on October 31. As a requirement of the change in fiscal year, the Company reported results of operations and cash flows for a special transition period for the two months ended December 31, 2001.
(3)	In accordance with accounting principles generally accepted in the U.S. (“GAAP”), the effect of dilutive securities was excluded from the calculation of the diluted (loss) income per common share for the years ended December 31, 2005, 2004, 2003, 2002 and October 31, 2001, and for the two-month period ended December 31, 2001, as such inclusion would result in antidilution.

(4)	EBIT is defined as (Loss) Income before interest and taxes. EBITDA is defined as (Loss) Income before interest and taxes before deducting Depreciation, depletion, and amortization (“DD&A”). Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating Massey because it is widely used in the coal industry as a measure to evaluate a company’s operating performance before debt expense and as a measure of its cash flow. EBITDA does not purport to represent operating income, net income or cash generated by operating activities and should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. In addition, because EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. The table below reconciles the GAAP measure of (Loss) income before interest and taxes to EBITDA. For the year ended December 31, 2005, EBIT and EBITDA include charges related to the Company’s debt repurchase and exchange offer of $212.4 million.

	Year Ended December 31,				Year Ended October 31, 2001	Two Months Ended December 31, 2001
	2005	2004	2003	2002
	(In millions)
(Loss) Income before interest and income taxes	(20.9)	46.2	(17.5)	(26.7)	9.5	(19.2)
Depreciation, depletion, and amortization	234.5	224.6	196.5	207.7	181.3	31.2

EBITDA	$213.6	$270.8	$179.0	$181.0	$190.8	$12.0

(5)	Average cash cost per ton is calculated as the sum of Cost of produced coal revenue and Selling, general and administrative expense (“SG&A”) (excluding DD&A), divided by the number of produced tons sold. Although Average cash cost per ton is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to investors in evaluating Massey because it is widely used in the coal industry as a measure to evaluate a company’s control over its cash costs. Average cash cost per ton should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. In addition, because Average cash cost per ton is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. The table below reconciles the GAAP measure of Total costs and expenses to Average cash cost per ton.

	Year Ended December 31,								Year Ended		Two Months Ended December 31,
	2005		2004		2003		2002		October 31, 2001		2001
	$	per ton	$	per ton	$	per ton	$	per ton	$	per ton	$	per ton
	(In millions, except per ton amounts)
Total costs and expenses	$2,225.2		$1,720.4		$1,588.9		$1,656.8		$1,422.3		$265.7
Less: Freight and handling costs	150.9		148.8		109.7		112.0		129.9		18.9
Less: Cost of purchased coal revenue	112.6		104.1		117.3		119.6		47.0		16.1
Less: Depletion, depreciation, and amortization	234.5		224.6		196.5		207.7		181.3		31.2
Less: Other expense	8.0		9.5		9.8		11.2		7.7		1.9
Less: Loss on debt repurchase and exchange offers	212.4		—		—		—		—		—

Average cash cost	$1,506.8	$35.62	$1,233.4	$30.50	$1,155.6	$28.23	$1,206.3	$28.64	$1,056.4	$24.15	$197.6	$28.33

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Massey operates coal mines and processing facilities in Central Appalachia, which generate revenues and cash flow through the mining, processing and selling of steam and metallurgical grade coal, primarily of a low sulfur content. The Company also generates income and cash flow through other coal-related businesses, including the management of material handling facilities and a synfuel production plant. Other revenue is obtained from royalties, rentals, gas well revenues, gains on the sale of non-strategic assets, and miscellaneous income. For the year ended December 31, 2005, approximately 69% of the Company’s produced tons sold were to U.S. electricity generators, 22% were to steel manufacturers in the U.S. and abroad, and 9% were to the U.S. industrial sector.

The Company reported a net loss for the year ended December 31, 2005 of $101.6 million, or $1.33 per basic share, compared to net income for 2004 of $13.9 million, or $0.18 per basic share. Included in the 2005 loss was an after-tax charge of $216.2 million, or $2.83 per basic share related to the Company’s recent debt repurchase and exchange offer. Results in 2005 also included gains totaling approximately $57.3 million after-tax or $0.74 per basic share related to the sale of the Company’s ownership interest in the property known as Big Elk Mining Company and a non-cash exchange of coal reserves. Net income in 2004 included after-tax charges of $2.7 million ($0.03 per basic share), which included an increase to the legal accrual and accrued interest, partially offset by a reduction in bad debt reserves. Adjusted net income, which excludes special items, was $64.8 million, or $0.85 per basic share for 2005 compared to $16.6 million, or $0.22 per basic share in 2004. See the Note at the end of this Executive Overview for a reconciliation of reported earnings to adjusted net income.

Produced tons sold were 42.3 million in 2005, compared to 40.4 million in 2004. Shipments were negatively affected during the year by productivity issues at underground mines and railroad congestion due to heightened demand and a lack of rail cars, an extremely tight labor market, and other weather and production related issues. The Company produced 43.1 million tons during 2005, compared to 42.0 million tons produced in 2004. Exports decreased to 5.3 million tons, including 1.5 million tons shipped to Canada, compared to 6.7 million tons exported in 2004, with 1.9 million tons shipped to Canada.

During 2005, Massey continued to benefit from strong pricing for both Central Appalachian steam and metallurgical coal due to strong economic growth in China, India, the U.S. and other regions of the world, a worldwide shortage of certain grades of coal, low stockpile inventories at utilities, and the high cost of natural gas and oil. The Company’s average Produced coal revenue per ton sold in 2005 increased by 17% to $42.02 compared to $36.02 in 2004. Massey’s average Produced coal revenue per ton in 2005 for metallurgical tons sold increased by 19% in 2005 to $54.19 from $45.55 in 2004. Over the past five-year period, average Produced coal revenue per ton increased by 53% compared to $27.51 in 2001. In an effort to benefit from the improved coal markets, the Company continued to increase its production capacity during 2005 by expanding its lower cost surface mine operations and purchasing new, more productive surface and underground mine equipment. Total capital spending for 2005 was $346.6 million.

The Company experienced a significant increase in costs during the past 5-year period, with Average cash cost per ton sold increasing from $24.14 in fiscal 2001 to $35.62 in fiscal 2005 (a reconciliation of these non-GAAP figures is presented in footnote 6 of Item 6. Selected Financial Data). The increased cost level is mainly due to increased sales-related costs resulting from the growth in average per ton realization, materially higher supply costs, including diesel fuel, steel and explosives, higher labor and benefit costs, and lower operating productivity, as discussed above. The interruption of oil and gas production due to hurricanes Katrina and Rita negatively affected fuel costs during 2005. The Company’s management is focused on reducing costs and employing lower cost mining methods, such as surface mining and highwall mining, and utilizing more high productivity mining equipment.

On March 31, 2005, the Company sold its ownership interest in Big Elk Mining Company to a privately held coal company for total consideration of $52.5 million in cash and non-interest bearing notes, plus the assumption of reclamation liabilities associated with the property of approximately $10.1 million. The Big Elk operations included a preparation plant, rail loadout and approximately 12 million tons of coal reserves. Included in the sale were approximately 5 million tons of coal reserves in Mingo and McDowell counties in West Virginia held by two separate subsidiaries of the Company. The Company received $22.5 million in cash at closing and $27.0 million in December in an early collection of the non-interest bearing note. The total realized after-tax gain on the sale in 2005 was $34.0 million.

During the third quarter of 2005, the Company recognized a gain of $23.3 million (after-tax) from the exchange of coal reserves.

On December 21, 2005, the Company completed the initial private placement of $760.0 million of 6.875% senior notes due 2013, which were issued at a discount price of $992.43 per $1,000 note. The Company used approximately $562.6 million of the net proceeds of the new notes to fund the tender offer and subsequent redemption of the Company’s 6.95% Notes, the tender offer for the Company’s 4.75% Notes, and the incentivized conversion, through an exchange offer, of the Company’s 2.25% Notes, including premiums, consent payments and related expenses.

On December 21, 2005, the Company retired $189.5 million of the 6.95% Notes from holders who had tendered their notes. Pursuant to the redemption provisions of the 6.95% Notes, Massey redeemed the remaining $30.6 million of the 6.95% Notes on December 27, 2005. On December 28, 2005, Massey retired $131.3 million of the 4.75% Notes from holders who had tendered their notes, effectively reducing the diluted share count of the Company’s Common Stock by 6,768,956 shares. On December 28, 2005, Massey exchanged shares of its Common Stock with and made a cash payment to holders of $165.4 million of the 2.25% Notes that had been tendered. The exchange resulted in the issuance of an additional 4,921,186 shares of Common Stock.

Note: Adjusted net income is defined as Net (loss) income before special items (which we define as significant items that distort comparability of results). Although Adjusted net income is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating Massey because it provides a picture of our results that is comparable among periods since it excludes the impact of items that distort comparisons between periods. Adjusted net income does not purport to represent operating income, net income or cash generated by operating activities and should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. In addition, because Adjusted net income is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. The table below reconciles the GAAP measure of Net (loss) income to Adjusted net income and the related per basic share amounts.

	Year ended December 31,
	2005	per share	2004	per share
	(In millions, except per share amounts)
Net (loss) income	$(101.6)	$(1.33)	$13.9	$0.18
Special items (net of tax):
Debt repurchase and exchange offer	216.2	2.83	—	—
Exchange of coal reserves	(23.3)	(0.30)	—	—
Big Elk Mining Company property sale	(34.0)	(0.44)	—	—
Deferred compensation payout tax effect	7.5	0.10	—	—
Bad debt reserve adjustment	—	—	(2.8)	(0.04)
Legal accrual adjustment	—	—	5.5	0.07
Rounding	—	(0.01)	—	0.01

Adjusted net income	$64.8	$0.85	$16.6	$0.22

Results of Operations

2005 Compared with 2004

Revenues

For the year ended December 31, 2005, produced coal revenue increased $321.0 million, or 22%, to $1,777.7 million compared with $1,456.7 million for the year ended December 31, 2004. The following is a breakdown, by market served, of the changes in produced tons sold and average produced coal revenue per ton sold for 2005 compared to 2004:

	Year ended December 31,		Increase (Decrease)	% Increase (Decrease)
(In millions, except per ton amounts)	2005	2004
Produced tons sold:
Utility	29.2	25.7	3.5	14%
Metallurgical	9.4	10.4	(1.0)	(1)%
Industrial	3.7	4.3	(0.6)	(14)%

Total	42.3	40.4	1.9	5%

	Year ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2005	2004
Produced coal revenue per ton sold:
Utility	$36.66	$31.79	$4.87	15%
Metallurgical	54.19	45.55	8.64	19%
Industrial	53.19	38.21	14.98	39%
Weighted average	42.02	36.02	6.00	17%

The improvement in Massey’s average per ton sales price was attributable to a continuing global economic recovery, rapid economic expansion in China, and increased prices for alternative fuel sources such as oil and natural gas that resulted in shortages of certain coals and led to increases in the market prices of these coals. The Company was able to take advantage of the market situation during 2005 by negotiating higher prices as lower-priced sales contracts expired. The Company’s exports of metallurgical coal decreased by 1.0 million tons, or 16%, to 5.1 million tons for 2005 as compared to 2004 due to lower production.

Freight and handling revenue increased $2.1 million, or 1%, to $150.9 million for 2005 compared with $148.8 million for 2004, due to more shipments to customers where freight and handling are paid by the Company.

Purchased coal revenue increased $27.4 million, or 26%, to $132.3 million for 2005 from $104.9 million for 2004, mainly due to an 18% average increase in purchased coal revenue per ton. Massey purchases varying amounts of coal to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, coal handling facility fees, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, and miscellaneous income, increased $87.1 million, or 155%, to $143.3 million for 2005 from $56.2 million for 2004. As previously disclosed in the Executive Overview, the increase was primarily due to $84.1 million related to the sale of the Company’s ownership interest in the property known as Big Elk Mining Company and a non-cash gain on the exchange of coal reserves.

Costs

Cost of produced coal revenue increased approximately 22% to $1,438.5 million for 2005 from $1,175.9 million for 2004. This increase resulted from a variety of factors including higher labor and supply costs, including diesel fuel, explosives and steel prices, productivity issues, and continuing costs to comply with regulatory requirements. Also negatively impacting cost of produced coal revenue were higher sales-related costs for production royalties and taxes associated with the increase in average realized prices. In general, sales-related costs are computed as a percentage of sales price and increase as coal revenues increase. Tons produced during 2005, were 43.1 million compared to 42.0 million during 2004. As production was greater than shipped tons, coal inventories (in various stages of production) increased during 2005.

Freight and handling costs increased $2.1 million, or 1%, to $150.9 million for 2005 compared with $148.8 million for 2004, due to more shipments to customers where freight and handling are paid by the Company.

Cost of purchased coal revenue increased $8.5 million, or 8%, to $112.6 million for 2005 from $104.1 million for 2004, due to a slight increase in purchased tons sold from 2.4 million in 2004 to 2.5 million in 2005, as well as a 1% increase in average cost of purchased coal per ton.

Depreciation, depletion and amortization increased $10.0 million, or 4%, to $234.6 million in 2005 compared to $224.6 million in 2004, due in part to a significant investment in new surface and underground mining equipment during 2005. DD&A in 2004 included the write-off of $6.1 million (pre-tax) of capitalized development costs at an idle mine and a gas well.

Selling, general and administrative expenses increased $10.8 million, or 19%, to $68.3 million for 2005 compared to $57.5 million for 2004. The increase was primarily attributable to higher stock-based compensation accruals based on the appreciation and higher average market price of the Company’s Common Stock during 2005. In addition, SG&A in 2004 was positively impacted by a $4.3 million reduction in the Company’s bad debt reserves due to the re-evaluation of the total reserve, in light of improved market conditions for the steel industry and the Company’s tighter credit terms.

Other expense, which consists of costs associated with the generation of other revenue, such as costs to operate the coal handling facilities, gas wells, and other miscellaneous expenses, decreased from $9.5 million in 2004 to $8.0 million in 2005.

Interest

Interest income of $12.6 million in 2005 was greater than the $8.8 million earned in 2004 as the Company had higher levels of cash reserves on hand during 2005. Interest expense increased to $67.1 million for 2005 compared with $60.7 million for 2004. The higher interest expense was due in part to higher debt levels in 2005 compared to 2004 and to a $6.6 million writeoff of previously unamortized debt issuance costs related to the Company’s debt repurchase and exchange offer during 2005.

Income Taxes

Income tax expense was $26.2 million for 2005 compared with a tax benefit of $19.5 million for 2004. The income tax rate for 2005 was negatively impacted by the non-deductibility on the early payout of deferred compensation ($7.5 million tax effect) and the non-deductibility on the Company’s debt repurchases and exchange offers during the fourth quarter. The tax rate for 2005 was favorably impacted by percentage depletion allowances and the adjustment of reserves in connection with the closing of a prior period audit by state taxing authorities and the closing of a federal statutory period. In 2004, the tax rate was favorably impacted by percentage depletion allowances, the closing of a prior period audit by the IRS, and the closing of a federal statutory period. In accordance with Company policy, a reserve was released for the closed statutory periods. Because of the tax benefit recognized as a result of the closing of the statutory periods and other factors, the tax rate for 2005 and 2004 should not be considered indicative of future tax rates.

2004 Compared with 2003

Revenues

For the year ended December 31, 2004, produced coal revenue increased $194.6 million, or 15%, to $1,456.7 million compared with $1,262.1 million for the year ended December 31, 2003. The following is a breakdown, by market served, of the changes in produced tons sold and average produced coal revenue per ton sold for 2004 compared to 2003:

	Year ended December 31,		Increase (Decrease)	% Increase (Decrease)
(In millions, except per ton amounts)	2004	2003
Produced tons sold:
Utility	25.7	27.6	(1.9)	(7)%
Metallurgical	10.4	9.6	0.8	8%
Industrial	4.3	3.8	0.5	13%

Total	40.4	41.0	(0.6)	(1)%

	Year ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2004	2003
Produced coal revenue per ton sold:
Utility	$31.79	$29.08	$2.71	9%
Metallurgical	45.55	34.63	10.92	32%
Industrial	38.21	33.48	4.73	14%
Weighted average	36.02	30.79	5.23	17%

The improvement in Massey’s average per ton sales prices was attributable to higher demand for all grades of coal in the U.S. and for metallurgical coal worldwide in 2004. A continuing global economic recovery and rapid economic expansion in China resulted in shortages of certain coals and led to increases in the market prices of these coals. The Company was able to take advantage of the market situation during 2004, even though the majority of its coal was committed to customers prior to the rise in coal prices, by shifting some production from the utility market to the higher-priced export metallurgical market, supplemented by purchases of steam coal for utility customers. The Company’s exports of metallurgical coal increased by 1.6 million tons, or 36%, to 6.1 million tons for 2004 from 4.5 million tons in 2003.

Freight and handling revenue increased $39.1 million, or 36%, to $148.8 million for 2004 compared with $109.7 million for 2003, due to increased export shipments and more shipments to customers where freight and handling are paid by the Company.

Purchased coal revenue decreased $10.3 million, or 9%, to $105.0 million for 2004 from $115.3 million for 2003, due to a decrease in purchased tons sold from 3.1 million in 2003 to 2.4 million in 2004. Massey purchases varying amounts of coal to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, coal handling facility fees, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract buyout payments, and miscellaneous income, decreased $10.4 million, or 16%, to $56.2 million for 2004 from $66.6 million for 2003. The decrease was due to profits earned on several large customer contract buyouts that occurred in 2003, versus contract settlement losses experienced in 2004 related to the Company’s efforts to shift some production from the utility market to the export metallurgical market.

Insurance settlement revenue for 2003, consisted of $21.0 million of proceeds received for the settlement of a property and business interruption claim, which after adjusting for a previously booked receivable and claim settlement expenses, resulted in a gain of $17.7 million (pre-tax).

Costs

Cost of produced coal revenue increased approximately $60 million, or 5%, to $1,175.9 million for 2004 from $1,115.9 million for 2003. This increase resulted from a variety of factors including heavy rains that caused flooding and power outages at a number of the Company’s mines in West Virginia during the summer months, higher labor and training costs due to a tight labor market for coal miners, increased supply costs, including diesel fuel, explosives and steel prices, and longwall productivity issues. Also negatively impacting cost of produced coal revenue were higher sales-related costs for production royalties and taxes associated with the increase in average realized prices. Generally, these sales-related costs are computed as a percentage of sales prices and increase as coal revenues increase. Tons produced during 2004, were 42.0 million compared to 41.0 million during 2003. As production was greater than shipped tons, coal inventories (in various stages of production) increased during 2004.

Freight and handling costs increased $39.1 million, or 36%, to $148.8 million for 2004 compared with $109.7 million for 2003, due to increased export shipments and more shipments to customers where freight and handling are paid by the Company.

Cost of purchased coal revenue decreased $13.2 million, or 11%, to $104.1 million for 2004 from $117.3 million for 2003, due to a decrease in purchased tons sold from 3.1 million in 2003 to 2.4 million in 2004.

Depreciation, depletion and amortization increased $28.1 million, or 14%, to $224.6 million in 2004 compared to $196.5 million in 2003, due in part to a significant investment in new surface mining equipment during 2004 and the write-off of $6.1 million (pre-tax) of capitalized development costs at an idle mine and an active gas well during 2004.

Selling, general and administrative expenses increased $17.8 million, or 45%, to $57.5 million for 2004 compared to $39.7 million for 2003. The increase was primarily attributable to higher stock-based compensation accruals based on the appreciation and higher average market price of the Company’s Common Stock during 2004 compared to 2003 which was offset by a reduction in 2004 of the Company’s bad debt reserves of $4.3 million due to the re-evaluation of the total reserve, in light of improved market conditions for the steel industry and the Company’s tighter credit terms.

Other expense, which consists of costs associated with the generation of other revenue, such as costs to operate the coal handling facilities, gas wells, and other miscellaneous expenses, decreased slightly from $9.8 million in 2003 to $9.5 million in 2004.

Interest

Interest income of $8.8 million in 2004 was greater than the $5.2 million earned in 2003 as the Company had higher levels of cash reserves on hand during 2004 than in 2003 and $1.3 million recorded in 2004 related to a black lung excise tax refund. Interest expense increased to $60.7 million for the year ended December 31, 2004 compared with $48.3 million for the year ended December 31, 2003. The higher interest expense was due in part to higher debt levels in 2004 compared to 2003 and to accruals for interest on the Harman lawsuit (see Note 19 to the Notes to Consolidated Financial Statements) of $6.8 million.

Income Taxes

Income tax benefit was $19.5 million for 2004 compared with $28.3 million for 2003. The tax rate in 2004 was favorably impacted by percentage depletion allowances, the closing of a prior period audit by the IRS, and the closing of a federal statutory period. In accordance with Company policy, a reserve was released for the closed statutory periods. Because of the tax benefit recognized as a result of the closing of the statutory periods and other factors, the tax rate for the twelve months ended December 31, 2004 should not be considered indicative of future tax rates.

Cumulative Effect of Accounting Change

Cumulative effect of accounting change was a charge of $7.9 million, net of tax of $5.0 million during 2003 related to the adoption of SFAS 143, as required, effective January 1, 2003. See Note 3 to the Notes to Consolidated Financial Statements for further information.

Liquidity and Capital Resources

At December 31, 2005, the Company’s available liquidity was $400.1 million, which consisted of cash and cash equivalents of $319.4 million and $80.7 million availability under the Company’s asset-backed liquidity facility.

The Company’s debt was comprised of the following:

	December 31, 2005	December 31, 2004
	(In Thousands)
6.875% senior notes due 2013, net of discount of $5.7 million	$754,277	$—
6.625% senior notes due 2010	335,000	335,000
6.95% senior notes due 2007	—	239,205
2.25% convertible senior notes due 2024	9,647	175,000
4.75% convertible senior notes due 2023	750	132,000
Capital lease obligations	21,443	40,809
Fair value hedge adjustment	(7,855)	(1,486)

	1,113,262	920,528
Amounts due within one year	(10,680)	(20,333)

Total long term debt	$1,102,582	$900,195

Open Market Debt Repurchase

On April 1, 2005, Massey concluded an open market purchase, retiring $19.1 million of principal amount of the 6.95% Notes at a cost of $19.8 million, plus accrued interest.

Refinancing Transactions

On November 22, 2005, Massey commenced a cash tender offer for any and all of its outstanding 6.95% Notes and a cash tender offer for any and all of its outstanding 4.75% Notes. In addition, Massey commenced an offer to exchange shares of Common Stock and a cash payment for any and all of its outstanding 2.25% Notes.

On December 9, 2005, Massey commenced a private offering of senior notes (the 6.875% Notes) and announced its intention to use the proceeds of the offering to purchase the 6.95% Notes in connection with the 6.95% Notes tender offer, the redemption of any of the 6.95% Notes that were not tendered in the 6.95% Notes tender offer, the purchase of the 4.75% Notes in connection with the 4.75% Notes tender offer, the cash payment related to the exchange offer for the 2.25% Notes, fees and expenses related to the refinancing transaction and for general corporate purposes.

6.875% Senior Notes Issuance. On December 21, 2005, the Company closed a private placement sale under Rule 144A of the Securities Act of 1933, as amended, of $760 million of 6.875% senior notes due 2013 resulting in net proceeds of $742.8 million. The 6.875% Notes were offered at a price of $992.43 per $1,000 note. The 6.875% Notes are unsecured obligations ranking equally with all other unsecured senior indebtedness of the Company and are guaranteed by substantially all of Massey’s current and future subsidiaries. Interest on the 6.875% Notes is payable on December 15 and June 15 of each year. The Company may redeem all or a portion of the 6.875% Notes for cash at any time on or after December 15, 2009. The Company will commence an offer to exchange up to $760 million of 6.875% Notes sold in the private placement for a like amount of 6.875% Notes, once the Company’s registration statement filed on Form S-4 with the SEC has been declared effective, which the Company expects to occur in March 2006.

The Company may redeem the 6.875% Notes, in whole or in part, for cash at any time on or after December 15, 2009 at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest. At any time on or before December 15, 2008, the Company may redeem up to 35% of the principal amount of the 6.875% Notes with the proceeds of qualified equity offerings at a redemption price of 106.875% of the principal amount, plus accrued and unpaid interest. The 6.875% Notes are guaranteed by A.T. Massey and substantially all of the Company’s current and future operating subsidiaries (the “Guarantors”). The guarantees are full and unconditional obligations of the Guarantors and are joint and several among the Guarantors. The subsidiaries not providing a guarantee of the 6.875% Notes are minor (as defined under SEC Rule 3-10(h)(6) of Regulation S-X).

The 6.875% Notes contain a number of significant restrictions and covenants that limit the Company’s ability and its subsidiaries’ ability to, among other things: (i) incur liens and debt or provide guarantees in respect of obligations of any other person; (ii) increase the Company’s common stock dividends above specified levels; (iii) make loans and investments; (iv) prepay, redeem or repurchase debt; (v) engage in mergers, consolidations and asset dispositions; (vi) engage in affiliate transactions; (vii) create any lien or security interest in any real property or equipment; (viii) engage in sale and leaseback transactions; and (ix) restrict distributions from subsidiaries.

6.95% Notes Tender Offer and Optional Redemption. On December 21, 2005, the Company settled with holders of $189.5 million of the outstanding $220.1 million of 6.95% Notes, or 86.0% of the outstanding 6.95% Notes, who tendered their 6.95% Notes on or prior to December 20, 2005. The total consideration for the 6.95% Notes validly tendered and accepted for payment was $1,028.79 per $1,000 principal amount of the 6.95% Notes. The total consideration included a consent payment of $15 per $1,000 principal amount of 6.95% Notes. In addition to the total consideration, holders also received accrued and unpaid interest to, but excluding the payment date. As a result of the consents, Massey received the requisite consents to execute a supplemental indenture relating to the 6.95% Notes, which reduced the minimum notice period required in the optional redemption provisions of the indenture from 30 days to three days. On December 27, 2005, the Company redeemed the remaining $30.6 million of the 6.95% Notes in accordance with the optional redemption terms of the indenture, as supplemented, upon payment of a consideration of $1,027.46 per $1,000 principal, plus accrued and unpaid interest to December 27, 2005.

4.75% Convertible Senior Notes Tender Offer. On December 22, 2005, Massey accepted tender of the 4.75% Notes from holders of $131.3 million, or 99.4%, of the outstanding 4.75% Notes pursuant to the Company’s Offer to Purchase dated November 22, 2005 and settled the transaction on December 28, 2005. In exchange for each $1,000 principal amount of the 4.75% Notes validly tendered and accepted for payment, holders of the 4.75% Notes received $2,271.91 in cash, plus accrued and unpaid interest to, but excluding, the payment date. As of December 31, 2005, $750,000 of the 4.75% Notes remained outstanding.

2.25% Convertible Senior Notes Exchange Offer. On December 22, 2005, Massey accepted tender of the 2.25% Notes from holders of $165.4 million, or 94.5%, of the outstanding 2.25% Notes pursuant to Massey’s Offer to Exchange dated November 22, 2005 and settled the transaction on December 28, 2005. Under the terms of the 2.25% Notes exchange offer, Massey exchanged shares of its Common Stock and a cash payment for the tendered 2.25% Notes. The number of shares of Massey Common Stock exchanged for each $1,000 of the 2.25% Notes was 29.7619. In addition, for each $1,000 of the 2.25% Notes tendered, holders received $230.00 and accrued and unpaid interest to, but excluding, the date of exchange, in cash. The exchange resulted in the issuance of an additional 4,921,186 shares of Common Stock. As of December 31, 2005, $9.6 million of the 2.25% Notes remained outstanding.

Debt Ratings

Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”) rate Massey’s long-term debt. After being informed of the Company’s planned debt issuance and related financing transactions conducted during the fourth quarter, Moody’s and S&P downgraded the 6.95% Notes and the 4.75% Notes from B1 and B+, respectively, to B2 and B, respectively, and downgraded the 6.625% Notes and the 2.25% Notes from Ba3 and BB, respectively, to B1 and BB-, respectively. Moody’s and S&P assigned ratings of B1 and BB-, respectively, to the 6.875% Notes. The outlooks assigned by Moody’s and S&P on all of the Company’s notes are stable and negative, respectively.

Current Ratings:	Moody’s	S&P
6.875% Notes	B1	BB-
6.625% Notes	B1	BB-
2.25% Notes	B1	BB-
4.75% Notes	B2	B

Convertible Notes Threshold

Both the Company’s 4.75% Notes and 2.25% Notes are convertible by holders into shares of Massey’s Common Stock during certain periods under certain circumstances. As of December 31, 2005, the price of Massey’s Common Stock had reached the specified threshold for conversion for the 4.75% Notes. Consequently, the 4.75% Notes are convertible until March 31, 2006, the last day of the Company’s first quarter, however, the 2.25% Notes are not convertible during this period. The 4.75% Notes and the 2.25% Notes may be convertible in future periods if the specified threshold for conversion is met in subsequent quarters.

Interest Rate Swap

On December 9, 2005, Massey notified the swap counterparty that it was exercising its right to terminate its interest rate swap agreement (the “Swap Agreement”), originally effective on November 10, 2003. Under the Swap Agreement, Massey entered into a $240 million notional amount interest rate swap on its 6.625% Notes. The Swap Agreement was used by Massey to reduce interest expense and modify exposure to interest rate risk by converting its fixed rate debt to a floating rate liability. Under the Swap Agreement, Massey received interest payments at a fixed rate of 6.625% and paid a variable rate based on six-month LIBOR plus 216 basis points. The Swap was originally scheduled to expire on November 15, 2010, however, Massey elected to terminate the Swap Agreement because of anticipated increases in the variable interest rate component of the swap. Massey paid a $7.95 million termination payment to the swap counterparty on December 13, 2005. The termination payment, which is included in the table above as Fair value hedge adjustment, will be amortized into Interest expense through November 15, 2010. No early termination penalties were incurred by Massey.

Asset-Backed Credit Facility

In 2004, the Company established an asset-backed revolving credit facility, which provides for borrowings of up to $130 million, depending on the level of eligible inventory and accounts receivable. It includes a $100 million sublimit for the issuance of letters of credit. As of December 31, 2005, this facility supported $49.3 million of letters of credit. The facility is secured by the Company’s accounts receivable, eligible coal inventories located at its facilities and on consignment at customers’ facilities, and other intangibles. At December 31, 2005, total remaining availability was $80.7 million based on qualifying inventory and accounts receivable. The credit facility expires in January 2009.

Cash Flow

Net cash provided by operating activities was $270.1 million for 2005 compared to $226.7 million for 2004. Cash provided by operating activities reflects Net (loss) income adjusted for non-cash charges and changes in working capital requirements. In 2005, coal inventory increased by $85.9 million, mainly due to an increase of $55.8 million in Saleable coal (see Note 4 to the Notes to Consolidated Financial Statements for further discussion). Additionally, in 2004, $36.6 million of cash previously on deposit to collateralize letters of credit was released upon the closing of the new asset-based revolving credit facility. Changes in deposits and inventory are included in Changes in operating assets and liabilities.

Net cash utilized by investing activities was $273.0 million and $289.4 million for 2005 and 2004, respectively. The cash used in investing activities reflects capital expenditures in the amount of $346.6 million and $347.2 million for 2005 and 2004, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, and projects to improve the efficiency of mining operations. In addition to the cash spent on capital expenditures, during 2005 and 2004 the Company leased $13.8 million and $24.7 million, respectively, of mining equipment through operating leases. Additionally, 2005 and 2004 included $73.5 million and $57.7 million, respectively, of proceeds provided by the sale of assets. Proceeds from the sale of assets for 2005 include $49.0 million for the sale of the Company’s ownership interest in Big Elk Mining Company to a privately held coal company. Proceeds from the sale of assets for 2004 include $28.5 million for the sale of a 50% interest in a joint venture, which owns and operates end-user coal handling facilities, to Penn Virginia (see Note 6 to the Notes to Consolidated Financial Statements for further discussion).

Financing activities primarily reflect changes in debt levels for 2005 and 2004, as well as the exercising of stock options and payments of dividends. Net cash provided by financing activities was $199.8 million and $96.5 million for 2005 and 2004, respectively. Net cash provided by financing activities for 2005 includes the proceeds of $742.8 million (after discount and fees) from the issuance of the 6.875% Notes, offset by the cash utilized for the debt repurchases and exchange offer of $562.6 million. Net cash provided by financing activities for 2004 includes the proceeds of $170.3 million (after fees) from the issuance of the 2.25% Notes. Additionally, during 2005, the Company made an open-market debt repurchases, retiring a total principal amount of $19.1 million of the 6.95% Notes at a cost of $19.8 million, plus accrued interest. During 2004, the Company made several open-market debt repurchases, retiring a total principal amount of $43.8 million of the 6.95% Notes and $25.0 million of the 6.625% Notes at a cost of $45.1 million and $25.0 million, respectively. The Company generated $71.7 million from several sale-leaseback (operating leases) transactions of certain mining equipment in 2005, compared to $15.0 million of sale-leasebacks (capital leases) in 2004. During 2004, the Company also entered into an additional $27.3 million of capital leases for mining equipment.

Massey believes that cash on hand, cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments and anticipated dividend payments for at least the next few years. Nevertheless, the ability of Massey to satisfy its debt service obligations, to fund planned capital expenditures or pay dividends will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond Massey’s control. Massey frequently evaluates potential acquisitions. In the past, Massey has funded acquisitions primarily with cash generated from operations, but Massey may consider a variety of other sources, depending on the size of any transaction, including debt or equity financing. Additional capital resources may not be available to Massey on terms that Massey finds acceptable, or at all.

Contractual Obligations

The Company has various contractual obligations that are recorded as liabilities within the Consolidated Financial Statements in this Annual Report on Form 10-K. Other obligations, such as certain purchase commitments, operating lease agreements, and other executory contracts are not recognized as liabilities within the Consolidated Financial Statements but are required to be disclosed. The following table is a summary of the Company’s significant obligations as of December 31, 2005 and the future periods in which such obligations are expected to be settled in cash. The table does not include current liabilities accrued within the Company’s Consolidated Financial Statements, such as Accounts payable and Payroll and employee benefits.

	Payments Due by Period
In Thousands	Total	Within 1 Year	2-3 Years	4-5 Years	Beyond 5 Years
Long-term debt(1)	$1,639,005	$74,696	$149,393	$484,393	$930,523
Capital lease obligations(2)	23,420	11,478	5,821	3,465	2,656
Operating lease obligations(3)	132,672	33,677	48,750	33,043	17,202
Coal purchase obligations(4)	73,218	73,218	—	—	—
Coal lease obligations(5)	181,258	16,426	30,003	26,837	107,992
Other purchase obligations(6)	196,887	137,016	33,701	15,980	10,190

Total obligations	$2,246,460	$346,511	$267,668	$563,718	$1,068,563

(1)	Long-term debt obligations reflect the future interest and principal payments of the Company’s fixed rate senior unsecured notes outstanding as of December 31, 2005. See Note 8 to the Notes to Consolidated Financial Statements for additional information.
(2)	Capital lease obligations include the amount of imputed interest over the terms of the leases. See Note 9 to the Notes to Consolidated Financial Statements for additional information.
(3)	See Note 9 to the Notes to Consolidated Financial Statements for additional information.
(4)	Coal purchase obligations represent commitments to purchase coal from external production sources under firm contracts as of December 31, 2005.
(5)	Coal lease obligations includes minimum royalties paid on leased coal rights. Certain coal leases do not have set expiration dates but extend until completion of mining of all merchantable and mineable coal reserves. For purposes of this table, the Company has generally assumed that minimum royalties on such leases will be paid for a period of 20 years.
(6)	Other purchase obligations primarily include capital expenditure commitments for surface mining and other equipment as well as purchases of materials and supplies. The Company has purchase agreements with vendors for most types of operating expenses. However, the Company’s open purchase orders (which are not recognized as a liability until the purchased items are received) under these purchase agreements, combined with any other open purchase orders, are not material and are excluded from this table. Other purchase obligations also includes contractual commitments under transportation contracts. Since the actual tons to be shipped under these contracts are not set and will vary, the amount included in the table reflects the minimum payment obligations required by the contracts.

Additionally, the Company has liabilities relating to pension and other postretirement benefits, work related injuries and illnesses, and mine reclamation and closure. As of December 31, 2005, payments related to these items are estimated to be:

Payments Due by Years (In Thousands)
Within 1 Year	2 - 3 Years	4 - 5 Years
$56,325	$104,326	$109,362

The Company’s determination of these noncurrent liabilities is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if the Company’s assumptions are inaccurate, the Company could be required to expend greater amounts than anticipated. Moreover, in particular for periods after 2005, the Company’s estimates may change from the amounts included in the table, and may change significantly, if its assumptions change to reflect changing conditions. These assumptions are discussed in the Notes to Consolidated Financial Statements and in Critical Accounting Estimates and Assumptions of this Management’s Discussion and Analysis of Financial Condition and Results of Operations section.

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to certain off-balance sheet arrangements including guarantees, operating leases, indemnifications, and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. Liabilities related to these arrangements are not reflected in the Company’s consolidated balance sheets, and, except for the operating leases, which are discussed in Note 9 to the Notes to Consolidated Financial Statements, the Company does not expect any material impact on its cash flows, results of operations or financial condition to result from these off-balance sheet arrangements.

The Company uses surety bonds to secure reclamation, workers’ compensation, wage payments, and other miscellaneous obligations. As of December 31, 2005, the Company had $310.1 million of outstanding surety bonds. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $281.9 million, workers’ compensation bonds of $10.0 million, wage payment and collection bonds of $8.6 million, and other miscellaneous obligation bonds of $9.6 million.

Generally, the availability and market terms of surety bonds continue to be challenging. If the Company is unable to meet certain financial tests, or to the extent that surety bonds otherwise become unavailable, the Company would need to replace the surety bonds or seek to secure them with letters of credit, cash deposits, or other suitable forms of collateral. As of December 31, 2005, the Company had secured $37.8 million of surety obligations with letters of credit.

From time to time the Company uses bank letters of credit to secure its obligations for worker’s compensation programs, various insurance contracts and other obligations. At December 31, 2005, the Company had $149.3 million of letters of credit outstanding (including the $37.8 million noted above that secure surety obligations), of which $100.0 million was collateralized by $105.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks and $49.3 million was issued under the Company’s asset based lending arrangement. No claims were outstanding against those letters of credit as of December 31, 2005.

Certain Trends and Uncertainties

Massey’s inability to satisfy contractual obligations may adversely affect its profitability.

From time to time, Massey has disputes with customers over the provisions of sales agreements relating to, among other things, coal pricing, quality, quantity, delays and force majeure declarations. Massey’s inability to satisfy its contractual obligations could result in the Company purchasing coal from third party sources to satisfy those obligations, the Company negotiating settlements with customers, which may include price reductions, the reduction of commitments or the extension of the time for delivery, and customers terminating contracts or initiating claims against Massey. The Company may not be able to resolve all of these disputes in a satisfactory manner, which could result in the payment of substantial damages or otherwise harm its relationships with customers.

Federal and state government regulations applicable to Massey operations increase Massey’s costs and may make Massey’s coal less competitive than other coal producers.

Massey incurs substantial costs and liabilities under increasingly strict federal, state and local environmental, health and safety and endangered species laws, including regulations and governmental enforcement policies. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from the Company’s operations. The Company may also incur costs and liabilities resulting from claims for damages to property or injury to persons arising from its operations. See Item 1, Business, under the headings “Environmental, Safety and Health Laws and Regulations” and Note 19 to the Notes to Consolidated Financial Statements for further discussion.

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

Massey is subject to being adversely affected by the potential inability to renew or obtain surety bonds.

Federal and state laws require bonds to secure the Company’s obligations to reclaim lands used for mining, to pay federal and state workers’ compensation, and to satisfy other miscellaneous obligations. These bonds are typically renewable annually. Surety bond issuers and holders may not continue to renew the bonds or may demand additional collateral upon those renewals. The Company’s failure to maintain, or inability to acquire, surety bonds that are required by state and federal law would have a material impact on the Company. That failure could result from a variety of factors including the following: (i) lack of availability, higher expense or unfavorable market terms of new bonds; (ii) restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of the Company’s senior notes or revolving credit facilities; (iii) the inability of the Company to meet certain financial tests with respect to a portion of the post-mining reclamation bonds; and (iv) the exercise by third-party surety bond issuers of their right to refuse to renew or issue new bonds.

High oil prices could lead to a phase-out of IRC Section 29 tax credits, reducing the Company’s earnings from a promissory note tied to Section 29 tax credits.

Owners of facilities that produce synthetic fuels can qualify for tax credits under the provisions of IRC Section 29. In 2001 and 2002, the Company sold most of its interest in a synfuel facility. As part of the compensation for the sale, the Company received a contingent promissory note that is paid on a cents per Section 29 credit dollar earned based on synfuel tonnage shipped through 2007. The payments to be received under the contingent promissory note may be reduced or eliminated if the price of oil remains above a certain threshold price set by the IRS (the “threshold price”). Once the threshold price is reached, the Section 29 credits will be phased out ratably over a $13.50 per barrel range above the threshold price. The threshold price for 2006 will be set by the IRS in April 2006 and if oil prices remain in the current price range some phase out is possible. If the value of the Section 29 credits is eliminated or significantly reduced, the owner of the synfuel facility may elect to idle the facility, suspending the earnings the Company receives from the facility. During the year ending December 31, 2005, the Company recognized earnings of approximately $22 million related to the sale of the synfuel facility and activities related to the synfuel facility. Should the price of oil exceed the threshold price, the earnings the Company receives related to this synfuel facility will be reduced or eliminated and the Company may incur a loss.

Shortages of skilled labor in the Central Appalachian coal industry may pose a risk to Massey in achieving high levels of productivity at competitive costs.

Coal mining continues to be a labor-intensive industry. In recent years, the Company experienced a shortage of experienced mine workers when the demand and prices for all specifications of coal mined by the Company increased appreciably. The Company’s productivity and cash costs have been negatively impacted by the hiring of these less experienced workers. A continued lack of skilled miners could continue to have an adverse impact on Massey’s labor productivity and cost and its ability to expand production to meet the increased demand for coal and the Company’s sales commitments to its customers.

Fluctuations in transportation costs could affect the demand for Massey’s coal.

Transportation costs represent a significant portion of the delivered cost of coal and, as a result, the cost of delivery is a critical factor in a customer’s purchasing decision. Increases in transportation costs could make coal a less competitive source of energy. Such increases could have a material impact on Massey’s ability to compete with other energy sources and on its cash flows, results of operations or financial condition. On the other hand, significant decreases in transportation costs could result in increased competition from coal producers in other parts of the country. For instance, coal mines in the western U.S. could become an increasingly attractive source of coal to consumers in the eastern part of the country if the costs of transporting coal from the west were significantly reduced and rail capacity was increased.

Inflationary pressures on supplies and labor may adversely affect Massey’s profit margins.

Generally, inflation in the U.S. has been relatively low in recent years. However, over the course of the last two years, the Company has been significantly impacted by price inflation in many of the components of its Cost of goods sold, such as fuel, steel, copper and labor. For instance, the prices of diesel fuel and copper increased approximately 41% and 40%, respectively, over the two year period ending December 31, 2005. If the prices for which Massey sells its coal do not increase in step with rising costs, the Company’s profit margins will be reduced.

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Significant changes to the estimates and assumptions used in determining certain liabilities described below introduce substantial volatility to the Company’s costs. The following critical accounting estimates and assumptions were used in the preparation of the financial statements:

Defined Benefit Pension

The estimated cost and benefits of the Company’s non-contributory defined benefit pension plans are determined by independent actuaries, who, with the Company’s review and approval, use various actuarial assumptions, including discount rate, future rate of increase in compensation levels and expected long-term rate of return on pension plan assets. The discount rate is an estimate of the current interest rate at which the applicable liabilities could be effectively settled as of the measurement date. In estimating the discount rate, forecasted cash flows were discounted using each year’s associated spot interest rate on high quality fixed income investments. At December 31, 2005 and 2004, the discount rate used to determine defined benefit pension liability was 5.75%. The rate of increase in compensation levels is determined based upon the Company’s long-term plans for such increases. The rate of increase in compensation levels used was 4.0% for the years ended December 31, 2005 and 2004. The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense in each period was 8.0%, 8.5%, and 8.5% for the years ended December 31, 2005, 2004 and 2003, respectively. A decrease in the expected rate of return assumption increases the defined benefit pension expense.

Coal Workers’ Pneumoconiosis

The Company is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, and various states’ statutes, for the payment of medical and disability benefits to eligible recipients resulting from occurrences of coal workers’ pneumoconiosis disease (black lung). An annual evaluation is prepared by the Company’s independent actuaries, who, after review and approval by the Company, use various assumptions regarding disability incidence, medical costs trend, cost of living trend, mortality, death benefits, dependents and interest rates. The Company records expense related to this obligation using the service cost method. At December 31, 2005 and December 31, 2004, the discount rate used to determine the black lung liability was 5.75%. Included in Note 12 to the Notes to Consolidated Financial Statements is a medical cost trend and cost of living trend sensitivity analysis.

Workers’ Compensation

The Company’s operations have workers’ compensation coverage through a combination of either self-insurance, participation in a state run program, or commercial insurance. The Company accrues for the self-insured liability by recognizing cost when it is probable that the liability has been incurred and the cost can be reasonably estimated. To assist in the determination of this estimated liability the Company utilizes the services of third party administrators who derive claim reserves from historical experience. These third parties provide information to independent actuaries, who after review and consultation with the Company with regards to actuarial assumptions, including discount rate, prepare an evaluation of the self-insured liabilities. At December 31, 2005 and December 31, 2004, the discount rate used to determine the self-insured workers’ compensation liability obligation was 5.00% and 5.75%, respectively. A decrease in the assumed discount rate increases the workers’ compensation self-insured liability and related expense. Actual experience in settling these liabilities could differ from these estimates, which could increase the Company’s costs.

Other Postretirement Benefits

The Company’s sponsored health care plans provide retiree health benefits to eligible union and non-union retirees who have met certain age and service requirements. Depending on year of retirement, benefits may be subject to annual deductibles, coinsurance requirements, lifetime limits, and retiree contributions. These plans are not funded. Costs are paid by the Company as incurred by participants. The estimated cost and benefits of the Company’s retiree health care plans are determined by independent actuaries, who, after review and approval by the Company, use various actuarial assumptions, including discount rate, expected trend in health care costs and per capita costs. At December 31, 2005 and December 31, 2004, the discount rate used to determine the other postretirement benefit liability was 5.75%. At December 31, 2005 the Company’s assumptions of the company health care plans’ cost trend were projected at an annual rate of 9.0% ranging down to 5.0% by 2011 (10.0% ranging down to 5.0% by 2010 at December 31, 2004), and remaining level thereafter. Included in Note 13 to the Notes to Consolidated Financial Statements is a sensitivity analysis on the health care trend rate assumption.

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

Contingencies

The Company is the subject of, or a party to, various suits and pending or threatened litigation involving governmental agencies or private interests. The Company has accrued the probable and reasonably estimable costs for the resolution of these claims based upon management’s best estimate of potential results, assuming a combination of litigation and settlement strategies. See Item 3, Legal Proceedings and Note 19 to the Notes to Consolidated Financial Statements for further discussion on the Company’s contingencies.

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

The Company has a reserve for taxes that may become payable as a result of audits in future periods with respect to previously filed tax returns included in deferred tax liabilities (separate disclosure has not been made because the amount is not considered material). It is the Company’s policy to establish reserves for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the reserves based upon management’s assessment of exposure associated with permanent tax differences (i.e., tax depletion expense, etc.), tax credits and interest expense applied to temporary difference adjustments. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve. The Company is currently under audit from the IRS for the fiscal years ended October 31, 2001 and December 31, 2002. It is expected that the IRS audit will be completed in 2006. The Company’s federal income tax returns have been examined by the IRS, or statutes of limitations have expired through October 31, 2000.

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

Recent Accounting Pronouncements

Inventory Costs

In November 2004, the Financial Accounting Standard’s Board (“FASB”) issued SFAS No. 151, “Inventory Costs: An Amendment of ARB 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4 previously stated that “under some circumstances, items such as idle facility expense, excess spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges.” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 on January 1, 2006, and does not expect the statement to have a material impact on its financial statements.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). This statement is based on the principle that the exchanges of nonmonetary assets are measured based on the fair value of the assets exchanged. SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This guidance became effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. During the third quarter of 2005, the Company adopted SFAS 153 and recognized a gain of $38.2 million (pre-tax) resulting from the application of SFAS 153 in the exchange of coal reserves. See Note 6 to the Notes to Consolidated Financial Statements for further discussion.

Share-based Payments

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their grant date fair values for interim or annual periods beginning after June 15, 2005. Pro forma disclosure of stock option expense will no longer be permitted. The cost will be recognized over the requisite service period that an employee must provide to earn the award (i.e., usually the vesting period). The Company adopted SFAS 123R on January 1, 2006 using the “modified prospective” method. The Company is still evaluating the impact of SFAS 123R on its financial statements, however, stock-based employee compensation expense is expected to be similar to disclosed pro-forma amounts. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Post-production Stripping Costs

At its March 17, 2005 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 04-6 regarding the accounting for post-production stripping costs. The consensus reached was that “stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced (extracted) during the period that the stripping costs are incurred.” This consensus limits accounting for production-related stripping costs as a component of inventory to merely those costs associated with extracted or saleable inventories. Therefore, stripping costs associated with in-process (i.e., uncovered, but unextracted) production shall not be recognized in inventory under this consensus, but shall be recorded as Cost of produced coal revenue. This represents a significant change from the Company’s current accounting for production-related stripping costs, as the Company has historically included production-related stripping costs as a component of surface mining inventory and allocated the costs incurred over the estimated total reserves of the mine. EITF 04-6 is effective for the first reporting period beginning after December 15, 2005. The transition provisions of EITF Issue 04-6 allow for a cumulative adjustment approach where the cumulative effect adjustment is recorded directly to retained earnings in the year of adoption. The Company adopted EITF 04-6 on January 1, 2006.

Stripping costs attributed to coal that has not been extracted, included in Inventory as Advance stripping costs, was approximately $162 million and $137 million as of December 31, 2005 and December 31, 2004, respectively. Applying the requirements of this new EITF as of December 31, 2005 would have likely required the write-off of substantially all amounts deferred. Application of this provision may increase the volatility of the Company’s earnings. Since advance stripping costs are incurred prior to the extraction of coal, the stripping costs will be expensed immediately. As a result, operating costs for a given reporting period may not match the corresponding revenues recognized as coal is transported to customers. See Notes 2 and 4 to Notes to Consolidated Financial Statements for further discussion.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). The standard is a replacement of APB Opinion No. 20 and FASB Statement No. 3, as a result of an effort by the FASB to improve the comparability of financial reporting by working with the International Accounting Standards Board toward development of a single set of quality accounting standards. This statement addresses accounting changes and error corrections, and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable. When impracticable, this statement requires SFAS 154 to be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets). This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company adopted SFAS 154 on January 1, 2006.

Item 7A. Quantitative and Qualitative Discussions about Market Risk

Massey’s net interest expense is sensitive to changes in the general level of short-term interest rates. At December 31, 2005, the outstanding $1,102.6 million of long-term debt was under fixed-rate instruments. Upon the termination of the $240 million interest rate swap agreement in December 2005, Massey’s interest expense is no longer sensitive to changes in the general level of short-term interest rates. However, if it should become necessary to borrow under the asset-based revolving credit facility, those borrowings would be made at a variable rate. Interest income is very sensitive to changes in short-term interest rates. Assuming that Cash and cash equivalents was fixed at the December 31, 2005 level of $319.4 million, a hypothetical 100 basis point decrease in money market interest rates would result in a decrease of approximately $3.2 million in Interest income.

The Company manages its market price risk for coal through the use of long-term coal supply agreements, which are contracts with a term of one year or more in duration, rather than through the use of derivative instruments. The Company estimates that the percentage of its sales pursuant to these long-term contracts was 96% for its fiscal year ended December 31, 2005. The Company anticipates that in 2006, the percentage of sales pursuant to long-term contracts will be comparable with the percentage of sales for 2005. The prices for coal shipped under long-term contracts may be below the current market price for similar types of coal at any given time. As a consequence of the substantial volume of its sales that are subject to these long-term agreements, the Company has less coal available with which to capitalize on stronger coal prices if and when they arise. In addition, because long-term contracts typically allow the customer to elect volume flexibility, the Company’s ability to realize the higher prices that may be available in the spot market may be restricted when customers elect to purchase higher volumes under such contracts, or the Company’s exposure to market-based pricing may be increased should customers elect to purchase fewer tons.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Massey Energy Company

We have audited the accompanying consolidated balance sheets of Massey Energy Company as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Massey Energy Company at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2005 the Company changed its method of accounting for exchanges of nonmonetary assets. As discussed in Note 3 to the consolidated financial statements, in 2003 the Company changed its method of accounting for reclamation liabilities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Massey Energy Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
March 16, 2006

MASSEY ENERGY COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Revenues
Produced coal revenue	$1,777,724	$1,456,684	$1,262,098
Freight and handling revenue	150,898	148,795	109,720
Purchased coal revenue	132,320	104,955	115,304
Other revenue	143,316	56,210	66,560
Insurance settlement	—	—	17,677

Total revenues	2,204,258	1,766,644	1,571,359

Costs and Expenses
Cost of produced coal revenue	1,438,494	1,175,900	1,115,858
Freight and handling costs	150,898	148,795	109,720
Cost of purchased coal revenue	112,600	104,109	117,281
Depreciation, depletion and amortization applicable to:
Cost of produced coal revenue	230,545	220,135	191,994
Selling, general and administrative	4,020	4,482	4,501
Selling, general and administrative	68,254	57,525	39,715
Other expense	8,018	9,509	9,832
Loss on debt repurchase and exchange offer	212,378	—	—

Total costs and expenses	2,225,207	1,720,455	1,588,901

(Loss) Income before interest and income taxes	(20,949)	46,189	(17,542)
Interest income	12,603	8,828	5,150
Interest expense	(67,064)	(60,660)	(48,259)

Loss before income taxes	(75,410)	(5,643)	(60,651)
Income tax (expense) benefit	(26,228)	19,495	28,318

(Loss) Income before cumulative effect of accounting change	(101,638)	13,852	(32,333)
Cumulative effect of accounting change, net of tax	—	—	(7,880)

Net (loss) income	$(101,638)	$13,852	$(40,213)

(Loss) Income per share—Basic
(Loss) Income before cumulative effect of accounting change	$(1.33)	$0.18	$(0.43)
Cumulative effect of accounting change	—	—	(0.11)

Net (loss) income	$(1.33)	$0.18	$(0.54)

(Loss) Income per share—Diluted
(Loss) Income before cumulative effect of accounting change	$(1.33)	$0.18	$(0.43)
Cumulative effect of accounting change	—	—	(0.11)

Net (loss) income	$(1.33)	$0.18	$(0.54)

Shares used to calculate (loss) income per share
Basic	76,390	75,262	74,592
Diluted	76,390	76,450	74,592

See Notes to Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$319,418	$122,531
Trade and other accounts receivable, less allowance of $2,063 and $4,240, respectively	152,564	168,873
Inventories	345,654	259,785
Deferred income taxes	5,182	3,085
Income taxes receivable	17,944	36,876
Other current assets	203,685	199,548

Total current assets	1,044,447	790,698

Net Property, Plant and Equipment	1,715,936	1,640,203
Other Noncurrent Assets
Pension assets	78,602	68,952
Other	147,427	151,052

Total other noncurrent assets	226,029	220,004

Total assets	$2,986,412	$2,650,905

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, principally trade and bank overdrafts	$162,789	$134,969
Short-term debt	10,680	20,333
Payroll and employee benefits	40,914	31,007
Other current liabilities	159,347	145,993

Total current liabilities	373,730	332,302

Noncurrent Liabilities
Long-term debt	1,102,582	900,195
Deferred income taxes	233,627	216,460
Other	435,489	425,075

Total noncurrent liabilities	1,771,698	1,541,730

Shareholders’ Equity
Capital stock
Preferred stock—authorized 20,000,000 shares; no par; none issued	—	—
Common stock—authorized 150,000,000 shares; $0.625 par; issued and outstanding—81,939,989 and 76,430,992, respectively	51,213	47,769
Additional capital	215,749	39,925
Unamortized executive stock plan expense	(7,130)	(6,162)
Retained earnings	581,621	695,492
Accumulated other comprehensive loss	(469)	(151)

Total shareholders’ equity	840,984	776,873

Total liabilities and shareholders’ equity	$2,986,412	$2,650,905

See Notes to Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Cash Flows From Operating Activities
Net (loss) income	$(101,638)	$13,852	$(40,213)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Cumulative effect of accounting change	—	—	7,880
Depreciation, depletion and amortization	234,565	224,617	196,495
Deferred income taxes	19,123	1,181	(11,255)
Gain on disposal of assets	(63,879)	(22,789)	(16,201)
Gain on reserve exchange	(38,198)	—	—
Loss (Gain) on repurchase of senior notes	669	1,279	(615)
Loss on debt repurchase and exchange offer	212,378	—	—
Writeoff of deferred financing costs	6,648	—	6,331
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	13,559	(19,465)	20,298
Increase in inventories	(85,869)	(53,169)	(12,947)
(Increase) Decrease in other current assets	(4,695)	26,582	(108,677)
(Increase) Decrease in pension and other assets	(6,830)	(17,714)	9,428
Increase (Decrease) in accounts payable and bank overdrafts	26,917	25,551	(15,515)
Decrease (Increase) in income taxes receivable	14,879	(21,161)	(9,278)
Increase (Decrease) in other accrued liabilities	19,502	35,271	(35,059)
Increase in other non-current liabilities	23,015	32,625	24,736

Cash provided by operating activities	270,146	226,660	15,408

Cash Flows From Investing Activities
Capital expenditures	(346,578)	(347,152)	(164,372)
Proceeds from sale of assets	73,542	57,731	20,418

Cash utilized by investing activities	(273,036)	(289,421)	(143,954)

Cash Flows From Financing Activities
Decrease in short-term debt, net	—	—	(264,045)
Repurchase of senior notes	(19,890)	(70,799)	(2,385)
Repayment of capital lease obligations	(19,370)	(17,770)	—
Proceeds from issuance of 6.875% senior notes	742,847	—	—
Proceeds from issuance of 6.625% senior notes	—	—	353,700
Proceeds from issuance of convertible senior notes	—	170,275	128,040
Proceeds from term loan issuance	—	—	244,142
Repayment of term loan borrowings	—	—	(250,455)
Debt repurchase and exchange offer	(562,608)	—	—
Early termination of fair value hedge	(7,922)	—	—
Proceeds from sale and leaseback of equipment	71,697	15,000	16,710
Cash dividends paid	(12,208)	(12,024)	(11,931)
Proceeds from stock options exercised	7,231	11,857	798

Cash provided by financing activities	199,777	96,539	214,574

Increase in cash and cash equivalents	196,887	33,778	86,028
Cash and cash equivalents at beginning of period	122,531	88,753	2,725

Cash and cash equivalents at end of period	$319,418	$122,531	$88,753

Supplemental Cash Flow Information
Cash paid during the period for income taxes	$9,205	$572	$516

See Notes to Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Per Share Amounts)

	Common Stock		Additional	Unamortized Executive Stock Plan	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Expense	Earnings	Loss	Equity
Balance at December 31, 2002	75,318	$47,074	$21,659	$(6,407)	$745,886	$—	$808,212

Net loss					(40,213)		(40,213)
Dividends declared ($0.16 per share)					(11,961)		(11,961)
Exercise of stock options, net	93	59	739				798
Stock option tax benefit			172				172
Amortization of executive stock plan expense				1,948			1,948
Issuance of restricted stock, net	97	60	1,700	(1,760)			—

Balance at December 31, 2003	75,508	$47,193	$24,270	$(6,219)	$693,712	$—	$758,956

Net income					13,852		13,852
Other comprehensive loss, net of deferred tax of $81:
Minimum pension liability adjustment						(151)	(151)

Comprehensive income							13,701

Dividends declared ($0.16 per share)					(12,072)		(12,072)
Exercise of stock options, net	890	557	11,300				11,857
Stock option tax benefit			2,046				2,046
Amortization of executive stock plan expense				2,385			2,385
Issuance of restricted stock, net	33	19	2,309	(2,328)			—

Balance at December 31, 2004	76,431	$47,769	$39,925	$(6,162)	$695,492	$(151)	$776,873

Net loss					(101,638)		(101,638)
Other comprehensive loss, net of deferred tax of $171:
Minimum pension liability adjustment						(318)	(318)

Comprehensive loss							(101,956)

Dividends declared ($0.16 per share)					(12,233)		(12,233)
Exercise of stock options, net	498	312	6,919				7,231
Stock option tax benefit			2,563				2,563
Amortization of executive stock plan expense				3,153			3,153
Issuance of restricted stock, net	90	56	4,065	(4,121)			—
Issuance of stock for debt conversion	4,921	3,076	162,277				165,353

Balance at December 31, 2005	81,940	$51,213	$215,749	$(7,130)	$581,621	$(469)	$840,984

See Notes to Consolidated Financial Statements.

MASSEY ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Massey Energy Company (“Massey” or the “Company”), its wholly owned and sole, direct operating subsidiary A.T. Massey Coal Company, Inc. (“A.T. Massey”) and A.T. Massey’s wholly owned subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation. Massey has no independent assets or operations. Massey does not have a controlling interest in any separate independent operations. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method.

A.T. Massey fully and unconditionally guarantees the Company’s obligations under the 6.625% senior notes due 2010 (the “6.625% Notes”), the 6.875% senior notes due 2013 (the “6.875% Notes”), the 4.75% convertible senior notes due 2023 (the “4.75% Notes”) and the 2.25% convertible senior notes due 2024 (the “2.25% Notes”). In addition, the 6.625% Notes, the 6.875% Notes and the 2.25% Notes are fully and unconditionally, jointly and severally guaranteed by A.T. Massey and substantially all of the Company’s indirect operating subsidiaries, each such subsidiary being indirectly 100% owned by Massey. The subsidiaries not providing a guarantee of the 6.625% Notes, the 6.875% Notes and the 2.25% Notes are minor (as defined under Securities and Exchange Commission (“SEC”) Rule 3-10(h)(6) of Regulation S-X). See Note 8 for a more complete discussion of debt.

2. Significant Accounting Policies

Use of Estimates

The preparation of the financial statements of the Company in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates. The most significant estimates used in the preparation of the consolidated financial statements are related to defined benefit pension plans, coal workers’ pneumoconiosis (“black lung”), workers’ compensation, other postretirement benefits, reclamation and mine closure obligations, contingencies, income taxes and coal reserve values.

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

Inventories

Produced coal and supplies inventories generally are stated at the lower of average cost or net realizable value. Coal inventory costs include labor, supplies, equipment costs, operating overhead and other related costs. Purchased coal inventories are stated at the lower of cost, computed on the first-in, first-out method, or net realizable value.

The Company has historically accounted for the costs of removing overburden and waste materials (stripping costs) incurred during the production phase of a mine as a component of surface mining inventory costs. As overburden is removed, the stripping costs are captured in inventory costs and attributed to the proven reserves benefited. The Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) recently issued Issue No. 04-6, “Accounting for Stripping Costs in the Mining Industry” (“EITF 04-6”). The consensus reached was that “stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced (extracted) during the period that the stripping costs are incurred.” This consensus limits accounting for production-related stripping costs as a component of inventory to those costs associated with extracted or saleable inventories. Therefore, stripping costs associated with in-process (i.e., uncovered, but unextracted) production shall not be recognized in inventory under this consensus, but shall be recorded as Cost of produced coal revenue. EITF 04-6 is effective for the first reporting period beginning after December 15, 2005. This will represent a significant change in the Company’s accounting for production-related stripping costs. See further discussion under Accounting Pronouncements within this Note.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, the Company takes into account various factors, including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in the evaluation of the Company’s valuation allowance, the Company records a change in valuation allowance through income tax expense in the period such determination is made.

Longwall Panel Costs

The Company defers certain costs related to the development of longwall panels within a deep mine. These costs are amortized over the life of the panel once it is placed in service. Longwall panel lives range from approximately four to twelve months.

Property, Plant and Equipment

Property, plant and equipment is carried at cost. Expenditures that extend the useful lives of existing buildings and equipment are capitalized. Maintenance and repairs are expensed as incurred. Coal exploration costs are expensed as incurred. Development costs applicable to the opening of new coal mines and certain mine expansion projects are capitalized until production begins. When properties are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is credited or charged to income.

The Company’s coal reserves are controlled either through direct ownership or through leasing arrangements. Mining properties owned in fee represent owned coal properties carried at cost. Leased mineral rights represent leased coal properties carried at the cost of acquiring those leases. The leases are generally long-term in nature (original term five to fifty years or until the mineable and merchantable coal reserves are exhausted), and substantially all of the leases contain provisions that allow for automatic extension of the lease term as long as mining continues.

Depreciation of buildings, plants and equipment is calculated on the straight-line method over their estimated useful lives, which generally range from fifteen to thirty years for buildings and plants, and three to twenty years for equipment. Assets under capital leases are amortized using the straight-line method over their useful lives, which generally range from two to eight years, as ownership transfers to the Company at the end of the lease term. Amortization of assets under capital leases is included within Depreciation, depletion and amortization.

Amortization of development costs is computed using the units-of-production method over the estimated proven and probable reserve tons.

Depletion of mining properties owned in fee and leased mineral rights is computed using the units-of-production method over the estimated proven and probable reserve tons. As of December 31, 2005, approximately $39.2 million of costs associated with mining properties owned in fee and leased mineral rights is not currently subject to depletion as mining has not begun or production has been temporarily idled on the associated coal reserves.

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

Advance Mining Royalties

Coal leases that require minimum annual or advance payments and are recoverable from future production are generally deferred and charged to expense as the coal is subsequently produced. At December 31, 2005 and 2004, advance mining royalties included in Other noncurrent assets totaled $36.0 and $31.2 million, net of an allowance of $16.3 and $13.5 million, respectively.

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

Pension Plans

The Company sponsors a noncontributory defined benefit pension plan covering substantially all administrative and non-union employees. The computation of benefits for this plan varies based on the date of entry in the plan, and is based either on years of service and employee compensation during the highest consecutive five years or benefits on a cash balance formula with contribution credits based on hours worked. The Company’s policy is to annually fund the defined benefit pension plans at or above the minimum required by law. During the year ended December 31, 2005, the Company voluntarily contributed $17.4 million to the qualified defined benefit pension plan. As of December 31, 2005, the fair value of the pension plan assets of $247.0 million were in excess of the Company’s qualified defined benefit pension plan’s Projected benefit obligation of $236.4 million, amounting to a favorable funding status of $10.6 million for the qualified defined benefit pension plan. The Company also sponsors a nonqualified supplemental benefit pension plan for certain salaried employees, which is unfunded. The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pension” (“SFAS 87”), which requires the cost to provide benefits be accrued over the employees’ estimated remaining service life.

Workers’ Compensation

The Company is liable for workers’ compensation benefits for traumatic injuries under state workers’ compensation laws in which it has operations. Workers’ compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation owed to an employee injured in the course of employment. The Company’s operations have workers’ compensation coverage through a combination of either a self-insurance program, as a participant in a state run program, or by an insurance policy. The Company accrues for the self-insured liability by recognizing cost when it is probable that the liability has been incurred and the cost can be reasonably estimated. To assist in the determination of this estimated liability the Company utilizes the services of third party administrators who derive claim reserves from historical experience. These third parties provide information to independent actuaries, who after review and consultation with the Company with regards to actuarial assumptions, including discount rate, prepare an evaluation of the self-insured program liabilities.

Black Lung Benefits

The Company is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, and various states’ statutes for the payment of medical and disability benefits to employees and their dependents resulting from occurrences of black lung. The Company provides for federal and state black lung claims principally through a self-insurance program. The Company uses the service cost method to account for its self-insured black lung obligation. The liability measured under the service cost method represents the discounted future estimated cost for former employees either receiving or projected to receive benefits, and the portion of the projected liability relative to prior service for active employees projected to receive benefits.

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

Postretirement Benefits Other than Pension

The Company sponsors defined benefit health care plans that provide postretirement medical benefits to eligible union and non-union members. To be eligible, retirees must meet certain age and service requirements. Depending on year of retirement, benefits may be subject to annual deductibles, coinsurance requirements, lifetime limits, and retiree contributions. Effective January 1, 2010, employees with less than 20 years of service and who are not otherwise age and service eligible to retire will be required to participate in a new Medicare Supplement Plan. The Company accounts for postretirement benefits other than pensions in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”), which requires the cost to provide benefits be accrued over the employees’ remaining service. These costs are accrued based on annual studies prepared by independent actuaries.

Under the Coal Industry Retiree Health Benefits Act of 1992 (the “Coal Act”), coal producers are required to fund medical and death benefits of certain retired union coal workers based on premiums assessed by the United Mine Workers of America (“UMWA”) Benefit Funds. The Company treats its obligation under the Coal Act as a participation in a multi-employer plan as permitted by EITF No. 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992,” and records the cost of the Company’s obligation as expense as payments are assessed.

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

Purchased coal revenue represents revenue recognized from the sale of coal purchased from external production sources. In these instances, the Company takes title to the coal that is purchased from external production sources, which is then sold to the Company’s customer. Tons of purchased coal shipped were 2.5 million, 2.4 million, and 3.1 million tons for the years ended December 31, 2005, 2004, and 2003, respectively.

Other revenue generally consists of royalties, rentals, contract buyout payments, coal handling services, gas well revenue, miscellaneous income and gains on the sale of non-strategic assets.

During the third quarter of 2003, the Company received $21.0 million for the settlement of a property and business interruption claim related to a partial failure of the coal refuse impoundment of Martin County Coal Corporation, a subsidiary of the Company, which released coal slurry into two tributary streams of the Big Sandy River in eastern Kentucky. After adjusting for a previously booked receivable and claim settlement expenses, the settlement resulted in a gain of $17.7 million (pre-tax) and is reflected in Insurance settlement for the year ended December 31, 2003.

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

If the Company had followed the fair value method under SFAS 123 to account for stock based compensation cost for stock options using a straight-line basis over the explicit vesting period (up to the actual date of retirement, where applicable), the amount of stock based compensation cost for stock options, net of related tax, which would have been recognized for each period and pro forma net (loss) income for each period would have been as follows:

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
	(In Thousands, Except Per Share Amounts)
Net (loss) income, as reported	$(101,638)	$13,852	$(40,213)
Deduct: Total stock-based employee compensation expense for stock options determined under Black-Scholes option pricing model (net of tax)	(3,959)	(2,138)	(2,082)

Pro forma net (loss) income	$(105,597)	$11,714	$(42,295)

(Loss) Income per share:
Basic—as reported	$(1.33)	$0.18	$(0.54)

Basic—pro forma	$(1.38)	$0.16	$(0.57)

Diluted—as reported	$(1.33)	$0.18	$(0.54)

Diluted—pro forma	$(1.38)	$0.15	$(0.57)

Upon adoption of SFAS 123(R) (see Accounting Pronouncement for discussion), the Company’s policy of recognizing stock-based compensation cost over the explicit vesting period will change for new awards after adoption to recognize stock-based compensation cost over the period through the date that the employee is no longer required to provide service to earn the award (requisite service period).

The estimated fair value as of the date of grant for options granted to Massey employees during the years ended December 31, 2005, 2004 and 2003 was determined using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Expected option lives (years)	4.0	4.3	5.0
Risk-free interest rates	4.35%	3.56%	3.25%
Expected dividend yield	0.42%	0.53%	1.20%
Expected volatility	54.5%	55.1%	48.4%

The 2005 expected option lives weighted average of 4.0 includes an option grant with an expected option life (per agreement) of approximately 1.3 years; excluding this grant, the weighted average expected option lives would be 4.9 years.

The weighted average fair value of options granted by the Company during the years ended December 31, 2005, 2004 and 2003 using the Black-Scholes option-pricing model was $16.99, $13.67 and $5.55, respectively.

Earnings Per Share

The number of shares used to calculate basic (loss) earnings per share is based on the weighted average number of outstanding shares of Massey during the respective periods. The number of shares used to calculate diluted (loss) earnings per share is based on the number of shares used to calculate basic (loss) earnings per share plus the dilutive effect of stock options and other stock-based instruments held by Massey employees and directors during each period and debt securities currently convertible into common stock during each period. In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities in the amount of 13.0 million, 10.3 million and 4.4 million shares for the years ended December 31, 2005, 2004 and 2003, respectively, was excluded from the calculation of the diluted (loss) earnings per common share as such inclusion would result in antidilution.

The computations for basic and diluted loss per share are based on the following per share information:

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
	(In Thousands, Except Per Share Amounts)
Numerator:
(Loss) Income before cumulative effect of accounting change	$(101,638)	$13,852	$(32,333)
Cumulative effect of accounting change	—	—	(7,880)

Net (loss) income—numerator for basic and diluted	(101,638)	$13,852	$(40,213)

Denominator:
Weighted average shares—denominator for basic	76,390	75,262	74,592
Effect of stock options/restricted stock	—	1,188	—

Adjusted weighted average shares—denominator for diluted	76,390	76,450	74,592

(Loss) Income per share:
Basic:
Before cumulative effect of accounting change	$(1.33)	$0.18	$(0.43)
Cumulative effect of accounting change	—	—	(0.11)

Net (loss) income	$(1.33)	$0.18	$(0.54)

Diluted:
Before cumulative effect of accounting change	$(1.33)	$0.18	$(0.43)
Cumulative effect of accounting change	—	—	(0.11)

Net (loss) income	$(1.33)	$0.18	$(0.54)

The Company’s 4.75% Notes are convertible by holders into shares of Massey’s common stock during certain periods under certain circumstances. As of December 31, 2005, the price of Massey’s common stock had reached the specified threshold for conversion. Consequently, the 4.75% Notes are convertible until March 31, 2006, the last day of the Company’s first quarter. The 4.75% Notes may be convertible beyond this date if the specified threshold for conversion is met in subsequent quarters. To date, no holder has requested that the 4.75% Notes be converted to Massey’s common stock. If all of the notes outstanding at December 31, 2005 had been converted, the Company would have needed to issue 38,680 shares. In addition, holders of the Company’s 4.75% Notes may require Massey to purchase all or a portion of their 4.75% Notes on May 15, 2009, May 15, 2013, and May 15, 2018. For purchases on May 15, 2013 or May 15, 2018, the Company may, at its option, choose to pay the purchase price in cash or in shares of Massey’s common stock or any combination thereof. See Note 8 for further discussion of the conversion and redemption features of the 4.75% Notes.

The Company’s 2.25% Notes are convertible by holders into shares of Massey’s common stock during certain periods under certain circumstances. None of the 2.25% Notes were eligible for conversion at December 31, 2005. If all of the notes outstanding at December 31, 2005 had been eligible and were converted, the Company would have needed to issue 287,113 shares. See Note 8 for further discussion of conversion features of the 2.25% Notes.

Derivatives

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities,” and SFAS No. 149, “Amendment of SFAS 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). The statements require that the Company recognize all derivatives as either assets or liabilities in the consolidated balance sheet at fair value. Changes in the fair value of derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income. Any ineffective portions of hedges would be recognized in earnings. Currently, the Company has no fair value or cash flow hedges.

Effective December 9, 2005, the Company terminated its only existing fair value hedge with the counterparty, which was an interest rate swap agreement used to modify the interest characteristics for a portion of its outstanding debt in order to manage its interest rate risk. See Note 8, Debt, Fair Value Hedge Adjustment, for additional information. This interest rate swap was designated as a fair value hedge and was structured so that there was no ineffectiveness. The Company assessed on an ongoing basis whether the swap was highly effective in offsetting changes in the fair value of the hedged item. At termination, no gain or loss was recognized since the swap was recorded at fair value. However, the change in fair value of the hedged item from inception to termination will be amortized to interest expense through November 15, 2010, the remaining life of the hedged item.

Accounting Pronouncements

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: An Amendment of ARB 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4 previously stated that “under some circumstances, items such as idle facility expense, excess spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges.” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 on January 1, 2006, and does not expect the statement to have a material impact on its financial statements.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). This statement is based on the principle that exchanges of nonmonetary assets are measured based on the fair value of the assets exchanged. SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This guidance became effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

During the third quarter of 2005, the Company adopted SFAS 153 and recognized a gain of $38.2 million (pre-tax), or $0.30 per basic share (after-tax), resulting from the application of SFAS 153 to an exchange of coal reserves. See Note 6 for further discussion.

Share-based Payments

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their grant date fair values for interim or annual periods beginning after June 15, 2005. Pro forma disclosure of stock option expense will no longer be permitted. The cost will be recognized over the requisite service period that an employee must provide to earn the award (i.e., usually the vesting period). The Company adopted SFAS 123R on January 1, 2006 using the “modified prospective” method. The Company is still evaluating the impact of SFAS 123R on its financial statements, however, stock-based employee compensation expense is expected to be similar to disclosed pro-forma amounts (see table under Stock Plans above). SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Post-production Stripping Costs

At its March 17, 2005 meeting, the EITF reached a consensus on EITF 04-6 regarding the accounting for post-production stripping costs. The consensus reached was that “stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced (extracted) during the period that the stripping costs are incurred.” This consensus limits accounting for production-related stripping costs as a component of inventory to merely those costs associated with extracted or saleable inventories. Therefore, stripping costs associated with in-process (i.e., uncovered, but unextracted) production shall not be recognized in inventory under this consensus, but shall be recorded as Cost of produced coal revenue. This represents a significant change from the Company’s prior accounting for production-related stripping costs, as through 2005, the Company included production-related stripping costs as a component of surface mining inventory and allocated the costs incurred over the estimated total reserves of the mine. EITF 04-6 is effective for the first reporting period beginning after December 15, 2005. The transition provisions of EITF 04-6 allow for a cumulative effect adjustment approach where the cumulative effect adjustment is recorded directly to retained earnings in the year of adoption. The Company adopted EITF 04-6 on January 1, 2006.

Stripping costs attributed to coal that has not been extracted, included in Inventory as Advance stripping costs, was approximately $162 million and $137 million as of December 31, 2005 and December 31, 2004, respectively. Applying the requirements of this new EITF as of December 31, 2005 would have likely required the write-off of substantially all amounts deferred. Application of this provision may increase the volatility of the Company’s earnings. Since advance stripping costs are incurred prior to the extraction of coal, these costs will now be expensed. As a result, operating costs for a given reporting period may not match the corresponding revenues recognized as coal is transported to customers.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). The standard is a replacement of APB Opinion No. 20 and FASB Statement No. 3, as a result of an effort by the FASB to improve the comparability of financial reporting by working with the International Accounting Standards Board toward development of a single set of quality accounting standards. This statement addresses accounting changes and error corrections, and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable. When impracticable, this statement requires SFAS 154 to be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets). This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company adopted SFAS 154 on January 1, 2006.

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

The cumulative effect of the change on prior years resulted in a charge to income in 2003 of $7.9 million ($0.11 per share), net of income taxes of $5.0 million. The pro forma effects of the application of SFAS 143 as if the statement had been applied retroactively are presented below:

Year Ended December 31, 2003
(In Thousands, Except Per Share Amounts)
Net loss, as reported	$(40,213)
Pro forma net loss	$(32,333)
Loss per share:
Basic—as reported	$(0.54)
Basic—pro forma	$(0.43)
Diluted—as reported	$(0.54)
Diluted—pro forma	$(0.43)

The following table describes all changes to the Company’s reclamation liability:

	Year Ended
	December 31, 2005	December 31, 2004
	(In Thousands)
Reclamation liability at beginning of period	$152,667	$105,759
Accretion expense	10,156	8,743
Liability assumed/incurred	6,580	32,649
Liability disposed	(10,421)	—
Revisions in estimated cash flows	1,652	11,606
Payments	(3,858)	(6,090)

Reclamation liability at end of period	156,776	152,667
Less amount included in Other current liabilities	17,462	16,596

Total noncurrent liability	$139,314	$136,071

Liability disposed for the year ended December 31, 2005, included approximately $10.1 million of reclamation costs associated with the sale of the Company’s ownership interest in the property known as Big Elk Mining Company in the first quarter of 2005 (see Note 6 for further discussion). Liability assumed for the year ended December 31, 2005, includes approximately $5.8 million of reclamation costs associated with the acquisition of the primary assets of Great Western Coal, Inc., through a bankruptcy sale process, made in the second quarter of 2005.

Liability assumed for the year ended December 31, 2004, includes approximately $25 million of reclamation costs associated with an acquisition made in the third quarter of 2004 (see Note 6 for further discussion).

4. Inventories

Inventories consisted of the following:

	December 31, 2005	December 31, 2004
	(In Thousands)
Saleable coal	$118,677	$62,893
Raw coal	20,339	22,705
Advance stripping costs	162,390	137,422

Subtotal coal inventory	$301,406	$223,020
Supplies inventories	44,248	36,765

Total inventory	$345,654	$259,785

Saleable coal represents coal ready for sale, including inventories designated for customer facilities under consignment arrangements of $56.8 million and $38.1 million at December 31, 2005 and 2004, respectively. Raw coal represents coal that generally requires further processing prior to shipment to the customer. Advance stripping costs consists of the costs incurred to remove overburden above an unmined coal seam as part of the surface mining process.

As discussed in Note 2, effective January 1, 2006, the Company adopted EITF Issue No. 04-06 regarding the accounting for post-production stripping costs. The accounting guidance limits accounting for production-related stripping costs as a component of inventory to those costs associated with extracted or saleable inventories. Therefore, stripping costs associated with in-process production will not be recognized in inventory, but will be recorded in Cost of produced coal revenue. Applying the requirements of EITF 04-6 as of December 31, 2005 would have likely required the write-off of substantially all amounts deferred. Application of this provision may increase the volatility of the Company’s earnings. Since advance stripping costs are incurred prior to the extraction of coal, these costs will now be expensed. As a result, operating costs for a given reporting period may not match the corresponding revenues recognized as coal is transported to customers.

5. Other Current Assets

Other current assets are comprised of the following:

	December 31, 2005	December 31, 2004
	(In Thousands)
Longwall panel costs	$65,648	$53,687
Deposits	115,398	111,141
Other	22,639	34,720

Total other current assets	$203,685	$199,548

Deposits consist primarily of funds placed in restricted accounts with financial institutions to collateralize letters of credit that support workers’ compensation requirements, insurance and other obligations. Deposits at December 31, 2005 and 2004 include $105.0 million of funds pledged as collateral to support outstanding letters of credit (see Note 8 for further discussion).

6. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	December 31, 2005	December 31, 2004
	(In Thousands)
Land, buildings and equipment	$1,890,271	$1,858,160
Mining properties owned in fee and leased mineral rights	683,826	630,419
Mine development	709,525	625,391

Total property, plant and equipment	3,283,622	3,113,970
Less accumulated depreciation, depletion and amortization	(1,567,686)	(1,473,767)

Net property, plant and equipment	$1,715,936	$1,640,203

Land, buildings and equipment includes gross assets under capital leases of $61.7 million and $67.4 million at December 31, 2005 and 2004, respectively.

During 2005, the Company sold and leased-back certain mining equipment in several transactions for net proceeds of $71.7 million. See Note 9 for further details.

During the third quarter of 2005, the Company exchanged coal reserves with a third party, recognizing a gain of $38.2 million (pre-tax) in accordance with SFAS 153. The fair value of the assets surrendered by both parties was determined by use of a future cashflows valuation model. The difference in the fair value of the assets surrendered by the Company and its book basis resulted in the gain recognized. The gain from this transaction is recorded in Other revenue. The acquired coal reserves were recorded in Property, plant and equipment at the fair value of the reserves surrendered.

During the first quarter of 2005, the Company sold its ownership interest in the property known as Big Elk Mining Company to a privately held coal company for total consideration of $52.5 million in cash and non-interest bearing notes, plus the assumption of reclamation liabilities associated with the property of approximately $10.1 million. The Big Elk operations included a preparation plant, rail loadout and approximately 12 million tons of coal reserves. Included in the sale were approximately 5 million tons of coal reserves in Mingo and McDowell Counties, West Virginia, held by two separate subsidiaries of the Company. The Company initially received $22.5 million in cash and $30 million in a non-interest bearing note for which a reserve of $11.5 million was established. During the fourth quarter of 2005, the Company received $27 million in cash for the early repayment of the note from the privately held coal company and released the reserve of $11.5 million. The total gain recognized on the sale was $45.9 million (pre-tax), which is included within Other revenue for 2005.

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

During the third quarter of 2004, the Company entered into a joint venture that owns and operates coal handling facilities with Penn Virginia Resource Partners, L.P. Penn Virginia purchased a 50% interest in the joint venture from Massey for approximately $28.5 million, from which Massey realized a pre-tax gain of approximately $13 million. Approximately $1.7 million of this gain was recognized in 2004. The remaining gain of $11 million (included in Other noncurrent liabilities) will be recognized over the terms of the related coal handling facility agreements. The Company accounts for its remaining 50% investment interest using the equity method and the balance is included in Other noncurrent assets.

7. Income Taxes

Income tax expense (benefit) included in the Consolidated Statements of Income is as follows:

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
	(In Thousands)
Current:
Federal	$2,852	$(20,691)	$(17,069)
State and local	117	15	57

Total current	2,969	(20,676)	(17,012)

Deferred:
Federal	21,773	518	(14,621)
State and local	1,486	663	(1,671)

Total deferred	23,259	1,181	(16,292)

Total Income tax expense (benefit)	$26,228	$(19,495)	$(33,304)

A reconciliation of Income tax expense (benefit) calculated at the federal statutory rate of 35% to the Company’s Income tax expense (benefit) on Net (loss) income is as follows:

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
	(In Thousands)
U.S. statutory federal tax benefit	$(26,394)	$(1,975)	$(25,731)
Increase (Decrease) resulting from:
State taxes	1,322	379	(1,740)
Items without tax effect	609	688	888
Depletion	(29,932)	(24,257)	(8,050)
Non-deductible deferred compensation payout	9,653	—	—
Non-deductible refinancing and exchange offer costs	71,737	—	—
Extraterritorial excluded income	(1,160)	(1,622)	(1,050)
Alternative minimum tax adjustment	5,309	15,842	1,357
Reserve reduction	(4,284)	(7,300)	—
Other, net	(632)	(1,250)	1,022

Total Income tax expense (benefit)	$26,228	$(19,495)	$(33,304)

Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31, 2005	December 31, 2004
	(In Thousands)
Deferred tax assets:
Postretirement benefit obligations	$41,553	$43,582
Worker’s compensation	17,951	16,922
Reclamation and mine closure	47,254	45,666
Alternative minimum tax credit carryforwards	120,245	115,668
State net operating loss	14,204	14,204
Other	32,723	47,120

Total deferred tax assets	273,930	283,162
Valuation allowance for deferred tax assets	(127,510)	(122,628)

Total deferred tax assets, net of valuation allowance	146,420	160,534

Deferred tax liabilities:
Plant, equipment and mine development	(237,872)	(246,522)
Mining property and mineral rights	(130,091)	(113,569)
Other	(6,902)	(13,818)

Total deferred tax liabilities	(374,865)	(373,909)

Net deferred tax	$(228,445)	$(213,375)

The Company’s deferred tax assets include alternative minimum tax (“AMT”) credits of $120.2 million and $115.7 million at December 31, 2005 and 2004, respectively. The AMT credits have no expiration date. State net operating loss carryforwards begin to expire in 2016. The Company has recorded a valuation allowance for a portion of its deferred tax assets that management believes, more likely than not, will not be realized. These deferred tax assets include AMT credits and state net operating losses that will likely not be realized at the maximum effective tax rate.

The Company has a reserve for taxes that may become payable as a result of audits in future periods with respect to previously filed tax returns included in deferred tax liabilities (separate disclosure has not been made because the amount is not considered material). It is the Company’s policy to establish reserves for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the reserves based upon management’s assessment of exposure associated with permanent tax differences (i.e., tax depletion expense, etc.), tax credits and interest expense applied to temporary difference adjustments. The tax reserves are analyzed periodically (at least annually) and adjustments are made as events occur to warrant adjustment to the reserve. For example, if the statutory period for assessing tax on a given tax return or period lapses, the reserve associated with that period will be reduced. In addition, the adjustment to the reserve will reflect additional exposure based on current calculations. Similarly, if tax authorities provide administrative guidance or a decision is rendered in the courts, appropriate adjustments will be made to the tax reserve. During 2005, the Company’s tax reserve was reduced by $4.3 million, reflecting the reduction in exposure due to the closing of prior period audits by state taxing authorities and the closing of a federal statutory period, partially offset by additional exposures identified for the current tax year. During 2004, the Company’s tax reserve was reduced by $7.3 million, reflecting the reduction in exposure due to the lapsing of the statutory period for assessing tax on the tax period ending in 2000 and the closing of a prior period audit on the tax period ending in 1999, partially offset by additional exposures identified for the current tax year. In addition, payments for federal taxes and state taxes of $1,063,000 and $526,000 were applied against the reserve during the years ended December 31, 2005 and 2004, respectively, as a result of audits of prior years.

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

8. Debt

The Company’s debt is comprised of the following:

	December 31, 2005	December 31, 2004
	(In Thousands)
6.875% senior notes due 2013, net of discount of $5.7 million	$754,277	$—
6.625% senior notes due 2010	335,000	335,000
6.95% senior notes due 2007	—	239,205
2.25% convertible senior notes due 2024	9,647	175,000
4.75% convertible senior notes due 2023	750	132,000
Capital lease obligations (see Note 9)	21,443	40,809
Fair value hedge adjustment	(7,855)	(1,486)

	1,113,262	920,528
Amounts due within one year	(10,680)	(20,333)

Total long-term debt	$1,102,582	$900,195

The weighted average effective interest rate of the outstanding borrowings was 7.0% at December 31, 2005. At December 31, 2004, after giving effect to the interest rate swap (discussed in this Note under Fair Value Hedge Adjustment below), the weighted average effective interest rate of the outstanding borrowings was 5.1%. At December 31, 2005, the Company’s available liquidity was $400.1 million, including cash and cash equivalents of $319.4 million and $80.7 million availability on its asset-based revolving credit facility.

Refinancing Transactions

On November 22, 2005, Massey commenced a cash tender offer for any and all of the outstanding $220.1 million of 6.95% senior notes due 2007 (the “6.95% Notes”) and a cash tender offer for any and all of the outstanding $132.0 million of 4.75% Notes. In addition, Massey commenced an exchange offer for any and all of its outstanding $175.0 million of 2.25% Notes.

On December 9, 2005, Massey commenced a private offering of senior notes (the 6.875% Notes) and announced its intention to use the proceeds of the offering to purchase the 6.95% Notes in connection with the 6.95% Notes tender offer, the redemption of any of the 6.95% Notes that were not tendered in the 6.95% Notes tender offer, the purchase of the 4.75% Notes in connection with the 4.75% Notes tender offer, the cash payment related to the exchange offer for the 2.25% Notes and for general corporate purposes.

On December 21, 2005, the Company settled with holders of $189.5 million of the $220.1 million outstanding of the 6.95% Notes, representing approximately 86.0% of the outstanding 6.95% Notes, who tendered their 6.95% Notes pursuant to Massey’s consent solicitation and tender offer for the 6.95% Notes. The total consideration for the 6.95% Notes was $1,028.79 per $1,000 principal amount of the 6.95% Notes. The total consideration included a consent payment of $15 per $1,000 principal amount of the 6.95% Notes. In addition to the total consideration, holders also received interest which was accrued and unpaid since the previous interest payment date.

As a result of the consents and the acceptance of the early tender offer of approximately 86.0% of the outstanding 6.95% Notes, Massey received the requisite consents to execute a supplemental indenture relating to the 6.95% Notes, which reduced the minimum notice period required in the optional redemption provisions of the indenture from 30 days to three days. On December 27, 2005, the Company redeemed the remaining $30.6 million of the 6.95% Notes in accordance with the optional redemption terms of the indenture, as supplemented, upon payment of consideration of $1,027.46 per $1,000 principal amount, plus accrued and unpaid interest.

On December 28, 2005, Massey accepted tender of 4.75% Notes from holders of $131.3 million, or 99.4%, of the outstanding 4.75% Notes. In exchange for each $1,000 principal amount of 4.75% Notes validly tendered and accepted for payment, holders of the 4.75% Notes received $2,271.91 in cash, plus accrued and unpaid interest to, but excluding, the payment date. As of December 31, 2005, $750,000 of the 4.75% Notes remained outstanding.

On December 28, 2005, under the terms of the 2.25% Notes exchange offer, Massey exchanged shares of its common stock and a cash payment for the $165.4 million, or 94.5%, of the outstanding 2.25% Notes tendered by the holders. The number of shares of Massey common stock exchanged for each $1,000 principal amount of 2.25% Notes was 29.7619. In addition, for each $1,000 principal amount of 2.25% Notes tendered, holders received $230.00 plus accrued and unpaid interest to, but excluding, the date of exchange, in cash. As of December 31, 2005, $9.6 million of the 2.25% Notes remained outstanding.

The Company recognized charges totaling $219.0 million (pre-tax), including $6.6 million (pre-tax) for the write-off of unamortized financing fees, for the debt repurchase and exchange offer.

6.875% Notes

On December 21, 2005, the Company completed a private placement sale under Rule 144A of the Securities Act of 1933, as amended, of $760 million of 6.875% senior notes due 2013 resulting in net proceeds of $742.8 million. The Company paid $12.4 million in financing fees, which were deferred and recorded in Other noncurrent assets. The 6.875% Notes were offered at a price of $992.43 per $1,000 note. The Company will commence an offer to exchange up to $760 million of 6.875% Notes sold in the private placement for a like amount of 6.875% Notes, once the Company’s registration statement filed on Form S-4 with the SEC has been declared effective, which the Company expects to occur in March 2006. The 6.875% Notes are unsecured obligations ranking equally with all other unsecured senior indebtedness of the Company and are guaranteed by substantially all of Massey’s current and future subsidiaries. Interest on the 6.875% Notes is payable on December 15 and June 15 of each year. The Company may redeem the 6.875% Notes, in whole or in part, for cash at any time on or after December 15, 2009 at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest. At any time on or before December 15, 2008, the Company may redeem up to 35% of the principal amount of the 6.875% Notes with the proceeds of qualified equity offerings at a redemption price of 106.875% of the principal amount, plus accrued and unpaid interest. The 6.875% Notes are guaranteed by A.T. Massey and substantially all of the Company’s current and future operating subsidiaries (the “Guarantors”). The guarantees are full and unconditional obligations of the Guarantors and are joint and several among the Guarantors. The subsidiaries not providing a guarantee of the 6.875% Notes are minor (as defined under SEC Rule 3-10(h)(6) of Regulation S-X).

The 6.875% Notes contain a number of significant restrictions and covenants that limit the Company’s ability and its subsidiaries’ ability to, among other things: (i) incur liens and debt or provide guarantees in respect of obligations of any other person; (ii) increase the Company’s common stock dividends above specified levels; (iii) make loans and investments; (iv) prepay, redeem or repurchase debt; (v) engage in mergers, consolidations and asset dispositions; (vi) engage in affiliate transactions; (vii) create any lien or security interest in any real property or equipment; (viii) engage in sale and leaseback transactions; and (ix) restrict distributions from subsidiaries.

6.625% Notes

The 6.625% senior notes due 2010 are unsecured obligations of the Company and rank equally with all other unsecured senior indebtedness of the Company. Interest is payable semiannually on May 15 and November 15 of each year. The Company may redeem the 6.625% Notes, in whole or in part, at any time on or after November 15, 2007 at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest. At any time on or before November 15, 2006, the Company may redeem up to 35% of the principal amount of the 6.625% Notes with the proceeds of qualified equity offerings at a redemption price of 106.625% of the principal amount, plus accrued and unpaid interest. The 6.625% Notes are guaranteed by the Guarantors. The guarantees are full and unconditional obligations of the Guarantors and are joint and several among the Guarantors. The subsidiaries not providing a guarantee of the 6.625% Notes are minor (as defined under SEC Rule 3-10(h)(6) of Regulation S-X).

The 6.625% Notes contain a number of significant restrictions and covenants that limit the Company’s ability and its subsidiaries’ ability to, among other things: (i) incur liens and debt or provide guarantees in respect of obligations of any other person; (ii) increase the Company’s common stock dividends above specified levels; (iii) make loans and investments; (iv) prepay, redeem or repurchase debt; (v) engage in mergers, consolidations and asset dispositions; (vi) engage in affiliate transactions; (vii) create any lien or security interest in any real property or equipment; (viii) engage in sale and leaseback transactions; and (ix) restrict distributions from subsidiaries.

During 2004, the Company made several open-market purchases, retiring a total principal amount of $25.0 million of the 6.625% Notes at a cost of $25.0 million, including accrued interest.

6.95% Notes

The 6.95% senior notes due 2007 were unsecured obligations of the Company and ranked equally with all other unsecured senior indebtedness of the Company. During 2005, 2004 and 2003, the Company made several open-market purchases, retiring a total principal amount of $19.1 million, $43.8 million and $3.0 million, respectively, of the 6.95% Notes at a cost of $19.8 million, $45.1 million and $2.4 million, respectively. Losses of $0.7 million and $1.3 million related to the repurchases were recognized in 2005 and 2004, respectively, and are shown in the Consolidated Statements of Income in Other expense. A gain of $0.6 million was recognized in 2003, and is shown in the Consolidated Statements of Income in Other revenue.

As discussed within this Note under Refinancing Transactions above, on December 21, 2005 and December 27, 2005, the Company accepted the tender of $189.5 million of the $220.1 million outstanding of the 6.95% Notes and redeemed the remaining $30.6 million of the 6.95% Notes, respectively.

2.25% Notes

On April 7, 2004, the Company issued $175 million of 2.25% convertible senior notes due 2024, resulting in net proceeds of approximately $170.3 million. The 2.25% Notes are unsecured obligations of the Company, rank equally with all other unsecured senior indebtedness of the Company and are guaranteed by substantially all of Massey’s current and future operating subsidiaries. Interest is payable semiannually on April 1 and October 1 of each year. The Company registered the 2.25% Notes with the SEC for resale.

Holders of the 2.25% Notes may require the Company to purchase all or a portion of their notes for cash on April 1, 2011, 2014, and 2019, at a purchase price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. In addition, if the Company experiences certain specified types of fundamental changes on or before April 1, 2011, the holders may require the Company to purchase the notes for cash. The Company may redeem all or a portion of the 2.25% Notes for cash at any time on or after April 6, 2011, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest.

The 2.25% Notes are convertible during certain periods by holders into shares of the Company’s common stock initially at a conversion rate of 29.7619 shares of common stock per $1,000 principal amount of 2.25% Notes (subject to adjustment upon certain events) under the following circumstances: (i) if the price of the Company’s common stock issuable upon conversion reaches specified thresholds; (ii) if the 2.25% Notes are redeemed by the Company; (iii) upon the occurrence of certain specified corporate transactions; or (iv) if the credit ratings assigned to the 2.25% Notes decline below certain specified levels. Regarding the thresholds in (i) above, holders may convert each of their notes into shares of the Company’s common stock during any calendar quarter (and only during such calendar quarter) if the last reported sale price of Massey’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the conversion price per share of Massey’s common stock. The conversion price is $33.60 per share. None of the 2.25% Notes are currently eligible for conversion. As of December 31, 2005, if all of the notes outstanding were eligible and were converted, the Company would have needed to issue 287,113 shares of common stock.

As discussed within this Note under Refinancing Transactions above, on December 28, 2005 Massey exchanged shares of its common stock and a cash payment for $165.4 million of the $175.0 million outstanding of the 2.25% Notes tendered by the holders.

4.75% Notes

The 4.75% convertible senior notes due 2023 are unsecured obligations of the Company, rank equally with all other unsecured senior indebtedness of the Company and are guaranteed by the Company’s wholly owned subsidiary, A.T. Massey, which together with its subsidiaries accounts for substantially all of the Company’s assets and all of its revenues. Interest is payable semiannually on May 15 and November 15 of each year. The Company registered the 4.75% Notes with the SEC for resale.

Holders of the 4.75% Notes may require Massey to purchase all or a portion of their notes on May 15, 2009, 2013, and 2018. For purchases on May 15, 2009, the Company must pay cash for all 4.75% Notes so purchased. For purchases on May 15, 2013 or 2018, the Company may, at its option, choose to pay the purchase price for such 4.75% Notes in cash, in shares of Massey’s common stock or any combination thereof. The Company may redeem some or all of the 4.75% Notes at any time on or after May 20, 2009, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest.

The 4.75% Notes are convertible during certain periods by holders into shares of Massey’s common stock initially at a conversion rate of 51.573 shares of common stock per $1,000 principal amount of 4.75% Notes (subject to adjustment upon certain events) under the following circumstances: (i) if the price of the Company’s common stock issuable upon conversion reaches specified thresholds; (ii) if the 4.75% Notes are redeemed by the Company; (iii) upon the occurrence of certain specified corporate transactions; or (iv) if the credit ratings assigned to the 4.75% Notes decline below specified levels. Regarding the thresholds in (i) above, holders may convert each of their notes into shares of the Company’s common stock during any calendar quarter (and only during such calendar quarter) if the last reported sale price of Massey’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the conversion price per share of Massey’s common stock. The conversion price is $19.39 per share.

As of December 31, 2005, the price of Massey’s common stock had reached the specified threshold for conversion. Consequently, the 4.75% Notes are convertible until March 31, 2006, the last day of the Company’s first quarter. The 4.75% Notes may be convertible beyond this date if the specified threshold for conversion is met in subsequent quarters. To date, no holder has requested that the 4.75% Notes be converted to Massey’s common stock. . As of December 31, 2005, if all of the notes outstanding were eligible and were converted, the Company would have needed to issue 38,680 shares of common stock.

As discussed within this Note under Refinancing Transactions above, on December 28, 2005 Massey accepted tender of 4.75% Notes from holders of $131.3 million of the $132.0 million outstanding of the 4.75% Notes.

Fair Value Hedge Adjustment

On November 10, 2003, the Company entered into a fixed interest rate to floating interest rate swap agreement (the “Swap Agreement”) covering a notional amount of debt of $240 million. The Company designated this swap as a fair value hedge of a portion of its 6.625% Notes. The Swap Agreement was used by Massy to reduce interest expense and modify exposure to interest rate risk by converting its fixed rate debt to a floating rate liability. Under the Swap Agreement, the Company received interest payments at a fixed rate of 6.625% and paid a variable rate based on six-month LIBOR plus 216 basis points. The payments received or disbursed in connection with the Swap Agreement are included in Interest expense, net. The Swap Agreement was originally scheduled to terminate on November 15, 2010, however, on December 9, 2005, Massey notified the swap counterparty that it was exercising its right to terminate the Swap Agreement because of anticipated increases in the variable interest rate component of the swap. Massey paid a $7.9 million termination payment to the swap counterparty on December 13, 2005. The termination payment, which is reflected in the table above as Fair value hedge adjustment, will be amortized into Interest expense through November 15, 2010. No early termination penalties were incurred by Massey.

Asset-Based Lending Arrangement

In 2004, the Company established an asset-based revolving credit facility, which provides for borrowings of up to $130 million, depending on the level of eligible inventory and accounts receivables. It includes a $100 million sublimit for issuance of letters of credit. As of December 31, 2005, this facility supported $49.3 million of letters of credit. The facility is secured by the Company’s accounts receivable, eligible coal inventories located at its facilities and on consignment at customer’s facilities, and other intangibles. At December 31, 2005, total remaining availability was $80.7 million based on qualifying inventory and accounts receivable. The credit facility expires in January 2009.

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

Debt Maturity

The aggregate amounts of scheduled long-term debt maturities, including capital lease obligations, subsequent to December 31, 2005 are as follows:

(In Thousands)
2006	$10,680
2007	3,665
2008	1,407
2009	1,479
2010	336,556
Beyond 2010*	773,057

*	The 4.75% Notes in the amount of $0.8 million included herein may be redeemed at the option of the holders in 2009.

Total interest paid for the years ended December 31, 2005, 2004 and 2003, was $56.1 million, $54.0 million and $46.5 million, respectively.

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

The Company uses surety bonds to secure reclamation, workers’ compensation, wage payments, and other miscellaneous obligations. As of December 31, 2005, the Company had $310.1 million of outstanding surety bonds. Those bonds were in place to secure obligations as follows: post-mining reclamation bonds of $281.9 million, workers’ compensation bonds of $10.0 million, wage payment and collection bonds of $8.6 million, and other miscellaneous obligation bonds of $9.6 million.

Generally, the availability and market terms of surety bonds continue to be challenging. If the Company is unable to meet certain financial tests, or to the extent that surety bonds otherwise become unavailable, the Company would need to replace the surety bonds or seek to secure them with letters of credit, cash deposits, or other suitable forms of collateral. As of December 31, 2005, the Company had secured $37.8 million of surety obligations with letters of credit.

From time to time the Company uses bank letters of credit to secure its obligations for worker’s compensation programs, various insurance contracts and other obligations. Issuing banks currently require that such letters of credit be secured by funds deposited into restricted accounts pledged to the banks under reimbursement agreements or be issued under the Company’s asset-based revolving credit facility. At December 31, 2005, the Company had $149.2 million of letters of credit outstanding, of which $100.0 million was collateralized by $105.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks, and $49.3 million was issued under the Company’s asset-based lending arrangement. No claims were outstanding against those letters of credit as of December 31, 2005.

9. Lease Obligations

The Company leases two office buildings and certain mining and other equipment under various lease agreements. Certain of these leases provide options for the purchase of the property at the end of the initial lease term, generally at its then fair market value, or to extend the terms at its then fair rental value. Certain of these leases contain financial covenants that may require an accelerated buyout of the lease if the covenants are violated. Rental expense for the years ended December 31, 2005, 2004 and 2003, was $42.4 million, $44.2 million and $61.5 million, respectively.

During 2005, the Company sold and leased-back certain mining equipment in several transactions. The Company received net proceeds of $71.7 million, resulting in net gains of $4.1 million, which were deferred. The gains are being recognized ratably over the term of the leases, which range from 3.5 to 8 years. The leases contain renewal options at lease termination and purchase options at an amount approximating fair value at lease termination. The leases are being accounted for as operating leases.

During 2004, the Company generated $15.0 million of cash from a sale-leaseback (capital lease) transaction of certain mining equipment with no resulting gain or loss on the transaction. The Company also entered into an additional $27.3 million of capital leases for mining equipment. The leases are for periods ranging from approximately 2 to 3 years with no residual value guarantee.

During 2003, the Company entered into $16.3 million of capital leases for certain mining equipment. The leases are for periods ranging from 1 to 7 years. The leases contain residual value guarantees at the end of the lease term, which are included within the table below. The Company also sold and leased-back certain mining equipment. The Company received net proceeds of $16.7 million, resulting in a gain of $1.7 million, which was deferred. The gain is being recognized ratably over the term of the leases, which range from 2 to 6 years. The leases contain renewal options at lease termination and purchase options at an amount approximating fair value at lease termination. The leases are being accounted for as operating leases. Future payments required under the leases are included within the table below.

The following presents future minimum rental payments, by year, required under leases with initial terms greater than one year, in effect at December 31, 2005:

	Capital Leases	Operating Leases
	(In Thousands)
2006	$11,478	$33,677
2007	4,089	28,942
2008	1,732	19,808
2009	1,732	18,118
2010	1,733	14,925
Beyond 2010	2,656	17,202

Total minimum lease payments	23,420	$132,672

Less imputed interest	1,977

Present value of minimum capital lease payments	$21,443

10. Pension Plans

Defined Benefit Pension Plans

Massey sponsors a qualified non-contributory defined benefit pension plan, which covers substantially all administrative and non-union employees. Based on a participant’s entrance date to the plan, the participant may accrue benefits based on one of four benefit formulas. Two of the formulas provide pension benefits based on the employee’s years of service and average annual compensation during the highest five consecutive years of service. The third formula credits certain eligible employees with flat dollar contributions based on years of service with the Company and years of service under the UMWA 1974 Pension Plan. The fourth formula provides benefits under a cash balance formula with contribution credits based on hours worked. For contributions prior to January 1, 2004, the cash balance formula guaranteed a set rate of return of 6.5% annually. This guaranteed rate of return on contributions was changed effective January 1, 2004 to 4% for all future contributions. Funding for the plan is generally at the minimum annual contribution level required by applicable regulations. Voluntary Company contributions of $17.4 million and $10.0 million were made to the qualified plan during 2005 and 2004, respectively.

The plan assets for the qualified defined benefit pension plan are held by an independent trustee. The plan’s assets include cash and cash equivalents, corporate and government bonds, preferred and common stocks and an investment in a group annuity contract. There were no investments in Massey Energy Company common stock held by the plan at December 31, 2005 or 2004. The Company has an internal investment committee (“Investment Committee”) that sets investment policy, selects and monitors investment managers and monitors asset allocation. Diversification of assets is employed to reduce risk. The target asset allocation is 65% for equity securities (including 50% domestic and 15% international) and 35% for cash and interest bearing securities. The investment policy is based on the assumption that the overall portfolio volatility will be similar to that of the target allocation. Given the volatility of the capital markets, strategic adjustments in various asset classes may be required to rebalance asset allocation back to its target policy. Investment fund managers are not permitted to invest in certain securities and transactions as outlined by the investment policy statements specific to each investment category without prior Investment Committee approval.

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.0% long-term rate of return on assets assumption for the year ended December 31, 2005.

The fair value of the major categories of qualified defined benefit pension plan assets includes the following:

	December 31, 2005		December 31, 2004
	(Dollars In Thousands)
Equity securities (domestic and international)	$163,668	66.3%	$144,429	63.8%
Debt securities	69,365	28.1	59,727	26.4
Other (includes cash, cash equivalents and a group annuity contract)	13,959	5.6	22,272	9.8

Total fair value of plan assets	$246,992	100.0%	$226,428	100.0%

In addition to the qualified defined benefit pension plan noted above, the Company sponsors a nonqualified supplemental benefit pension plan for certain salaried employees. Participants in this nonqualified supplemental benefit pension plan accrue benefits under the same formula as the qualified defined benefit pension plan, however, where the benefit is capped by IRS limitations, this nonqualified supplemental benefit pension plan compensates for benefits in excess of the IRS limit. This supplemental benefit pension plan is unfunded with benefit payments paid by the Company. Pension expense and obligations under this supplemental benefit pension plan are included in the information presented below. In the table below, the amount of accumulated benefit liability included in Noncurrent liabilities is solely related to this nonqualified supplemental benefit pension plan.

The following table sets forth the change in benefit obligation, plan assets and funded status of both the Company’s qualified defined benefit pension plan and nonqualified supplemental benefit pension plan:

	Year Ended
	December 31, 2005	December 31, 2004
	(In Thousands)
Change in benefit obligation:
Benefit obligation at the beginning of the period	$226,677	$200,453
Service cost	9,324	8,032
Interest cost	12,864	12,121
Actuarial loss	3,267	14,800
Plan amendment	—	(797)
Benefits paid	(9,732)	(7,932)

Benefit obligation at end of period	$242,400	$226,677

Change in plan assets:
Fair value at the beginning of the period	$226,428	$203,881
Actual return on assets	12,894	20,451
Company contributions	17,402	10,028
Benefits paid	(9,732)	(7,932)

Fair value of plan assets at end of period	$246,992	$226,428

Funded status	$4,592	$(249)
Unrecognized net actuarial loss	68,995	64,494
Unrecognized prior service cost	178	217

Accrued pension assets recognized (net)	$73,765	64,462

Amounts recognized in the consolidated balance sheets:
Net pension prepaid asset (Pension assets)	$78,702	$68,952
Accrued benefit liability, included in Noncurrent liabilities	(5,863)	(4,983)
Intangible asset	205	261
Additional minimum pension liability, included in Accumulated other comprehensive loss	721	232

Net amount recognized	$73,765	$64,462

	Year Ended
	December 31, 2005	December 31, 2004
	(In Thousands)
Qualified Defined Benefit Pension Plan:
Projected benefit obligation	$236,443	$221,671
Accumulated benefit obligation	$231,393	$213,701
Fair value of plan assets	$246,992	$226,428

Nonqualified Supplemental Benefit Pension Plan:
Projected benefit obligation	$5,959	$5,006
Accumulated benefit obligation	$5,863	$4,983
Fair value of plan assets	$—	$—

The provisions of SFAS 87 require the recognition of an additional minimum liability and related intangible asset for plans with an accumulated benefit obligation (“ABO”) in excess of plan assets. No minimum pension liability was required at December 31, 2005 or 2004 for the qualified defined benefit pension plan as the fair value of the plan assets exceeded the ABO. The nonqualified supplemental benefit pension plan is an unfunded plan and required an increase in minimum liability of $489,000 and $232,000 at December 31, 2005 and 2004, respectively. These amounts are included in Accumulated other comprehensive loss, net of $252,000 and $81,000 deferred tax at December 31, 2005 and 2004, respectively.

The weighted average assumptions used in determining pension benefit obligations for both the Company’s qualified defined benefit pension plan and nonqualified supplemental benefit pension plan are as follows:

	December 31, 2005	December 31, 2004
Discount rates	5.75%	5.75%
Rates of increase in compensation levels	4.00%	4.00%
Measurement date	12/31/2005	12/31/2004

Net periodic pension expense for both the Company’s qualified defined benefit pension plan and nonqualified supplemental benefit pension plan includes the following components:

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
	(In Thousands)
Service cost	$9,324	$8,032	$11,471
Interest cost	12,864	12,121	11,282
Expected return on plan assets	(17,737)	(16,966)	(14,459)
Recognized loss	3,607	3,148	4,737
Amortization of prior service cost	40	39	133

Net periodic pension expense	$8,098	$6,374	$13,164

The weighted average assumptions used in determining pension expenses for both the Company’s qualified defined benefit pension plan and nonqualified supplemental benefit pension plan are as follows:

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Discount rates	5.75%	6.25%	6.75%
Rates of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	8.00%	8.50%	8.50%
Measurement date	1/1/2005	1/1/2004	1/1/2003

No Company contributions are expected to be required in 2006 for the qualified defined benefit pension plan, however, the Company expects to voluntarily contribute approximately $17 million in 2006 to this plan and $0.1 million for benefit payments to participants in 2006 for the nonqualified supplemental benefit pension plan.

The following benefit payments from both the qualified defined benefit pension plan and the nonqualified supplemental benefit pension plan, which reflect expected future service, as appropriate, are expected to be paid from the plans:

Expected Pension Benefit Payments
(In Thousands)
2006	$9,650
2007	10,097
2008	10,704
2009	11,443
2010	12,168
Years 2011 to 2015	75,647

Multi-Employer Pension

Under labor contracts with the UMWA, certain operations make payments into two multi-employer defined benefit pension plan trusts established for the benefit of certain union employees. The contributions are based on tons of coal produced and hours worked. Such payments aggregated less than $0.1 million in each of the years ended December 31, 2005, 2004 and 2003.

Defined Contribution Plan

The Company currently sponsors a defined contribution pension plan for certain union employees. The plan is non-contributory and Company contributions are based on hours worked. Company contributions to this plan were approximately $0.1 million for the years ended December 31, 2005 and December 31, 2004, and $0.2 million for the year ended December 31, 2003.

Salary Deferral and Profit Sharing Plan

The Company also sponsors a salary deferral and profit sharing plan covering substantially all administrative and non-union employees. The maximum salary deferral rate is 75% (effective January 1, 2005) of eligible pay. The Company contributes a fixed match on employee contributions on up to 10% of eligible pay. The Company may make additional discretionary contributions to the plan, but has not made any discretionary contributions for the years ended December 31, 2005, 2004 and 2003. Total Company contributions aggregated approximately $3.7 million, $2.9 million, and $3.5 million, for the years ended December 31, 2005, 2004, and 2003, respectively.

11. Other Noncurrent Liabilities

Other noncurrent liabilities are comprised of the following:

	December 31, 2005	December 31, 2004
	(In Thousands)
Reclamation (Note 3)	$139,314	$136,071
Other postretirement benefits (Note 13)	101,565	96,705
Workers’ compensation and black lung (Note 12)	97,985	95,891
Other	96,625	96,408

Total other noncurrent liabilities	$435,489	$425,075

12. Workers’ Compensation and Black Lung Benefits

Workers’ compensation and black lung benefit obligation consisted of the following:

	December 31, 2005	December 31, 2004
	(In Thousands)
Accrued self-insured black lung obligation	$69,497	$71,469
Workers’ compensation (traumatic injury)	51,526	48,444

Total accrued workers’ compensation and black lung	121,023	$119,913
Less amount included in Other current liabilities	23,038	24,022

Workers’ compensation & black lung in Other noncurrent liabilities	$97,985	$95,891

The amount of workers’ compensation (traumatic injury) liability related to self-insurance was $44.0 million and $42.1 million at December 31, 2005 and 2004, respectively. Weighted average actuarial assumptions used in the determination of the self-insured portion of workers’ compensation (traumatic injury) liability at December 31, 2005 and 2004 included a discount rate of 5.00% and 5.75%, respectively, and the accumulated black lung obligation included a discount rate of 5.75% at December 31, 2005 and 2004.

A reconciliation of changes in the self-insured black lung obligation is as follows:

	Year Ended
	December 31, 2005	December 31, 2004
	(In Thousands)
Beginning of year accumulated black lung obligation	$71,656	$62,344
Service cost	2,392	3,333
Interest cost	2,694	3,886
Actuarial (gain)/loss	(23,596)	3,284
Benefit payments	(2,367)	(1,191)

End of year accumulated black lung obligation	$50,779	$71,656
Unamortized net gain/(loss)	18,718	(187)

Accrued self-insured black lung obligation	$69,497	$71,469

Expenses for black lung benefits and workers’ compensation related benefits include the following components:

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
	(In Thousands)
Self-insured black lung benefits:
Service cost	$2,392	$3,333	$2,982
Interest cost	2,694	3,886	3,617
Amortization of actuarial gain	(4,691)	(461)	(1,601)

	$395	$6,758	$4,998
Other workers’ compensation benefits	40,609	40,111	38,084

	$41,004	$46,869	$43,082

Payments for benefits, premiums and other costs related to black lung and workers’ compensation liabilities were $39.9 million, $36.2 million, and $34.2 million, for the years ended December 31, 2005, 2004, and 2003, respectively.

The weighted average actuarial assumptions used in the determination of self-insured black lung benefits expense included discount rates of 5.75%, 6.25% and 6.75% for the years ended December 31, 2005, 2004, and 2003, respectively.

In 2005, the Company’s independent actuaries completed an experience study on historical claims approval rates, incidence rates and the percentage of federal versus state (West Virginia and Kentucky) awarded claims. After review by the Company, the Company adjusted its black lung assumptions to reflect recent historical disability incidence rates and claims approval rates. These adjustments decreased the January 1, 2005 black lung accumulated benefit obligation by approximately $21 million. Such decreases in the liability are included in the actuarial gains and losses and recognized in the determination of the black lung expense over a five-year period.

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

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In Thousands)
Increase/decrease in medical cost trend rate:
Effect on total of service and interest costs components	$142	$(112)
Effect on accumulated black lung obligation	$1,033	$(845)

Increase/decrease in cost of living trend rate:
Effect on total of service and interest costs components	$731	$(575)
Effect on accumulated black lung obligation	$5,772	$(4,683)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid related to the self-insured black lung obligation:

Expected Benefit Payments
(In Thousands)
2006	$3,205
2007	3,261
2008	3,347
2009	3,441
2010	3,546
Years 2011 to 2015	17,891

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

Net periodic postretirement benefit cost includes the following components:

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
	(In Thousands)
Service cost	$3,607	$4,474	$4,964
Interest cost	6,926	7,650	7,626
Amortization of net loss	1,704	2,023	1,864
Amortization of prior service credit	(2,651)	(685)	(410)

Net periodic postretirement benefit cost	$9,586	$13,462	$14,044

The weighted-average discount rate assumed to determine the net periodic postretirement benefit cost were 5.75%, 6.25%, and 6.75%, for the years ended December 31, 2005, 2004, and 2003, respectively.

The following table sets forth the change in benefit obligation of the Company’s postretirement benefit plans:

	Year Ended
	December 31, 2005	December 31, 2004
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$125,786	$131,915
Service cost	3,607	4,474
Interest cost	6,926	7,650
Plan amendment	(3,854)	—
Actuarial loss (gain)	8,343	(13,290)
Benefits paid	(4,809)	(4,963)

Benefit obligation at end of period	$135,999	$125,786

Funded status	$(135,999)	$(125,786)
Unrecognized net actuarial loss	38,739	32,675
Unrecognized prior service credit	(9,801)	(9,173)

Accrued postretirement benefit obligation	(107,061)	(102,284)
Amount included in Current liabilities	5,496	5,579

Postretirement benefit obligation included in Other noncurrent liabilities	$(101,565)	$(96,705)

The weighted-average assumptions used to determine the benefit obligations as of the end of each year are as follows:

	Year Ended
	December 31, 2005	December 31, 2004
Discount rates	5.75%	5.75%
Measurement date	12/31/2005	12/31/2004

The assumed health care cost trend rates used to determine the benefit obligation as of the end of each year are as follows:

	Year Ended
	December 31, 2005	December 31, 2004
Health care cost trend rate for next year	9%	10%
Ultimate trend rate	5%	5%
Year that the rate reaches ultimate trend rate	2011	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In Thousands)
Effect on total service and interest cost components	$1,885	$(1,503)
Effect on accumulated postretirement benefit obligation	$21,530	$(17,470)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (“without subsidy” represents expected payments had the Medicare subsidy not been introduced):

	Expected Benefit Payments
	With Subsidy	Without Subsidy
	(In Thousands)
2006	$5,496	$5,496
2007	5,753	6,059
2008	6,328	6,657
2009	7,012	7,362
2010	7,573	7,951
Years 2011 to 2015	45,680	47,978

On December 8, 2003, the Medicare Modernization Act was enacted. The Medicare Modernization Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retiree benefit care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company included the effects of the Medicare Modernization Act in its financial statements as of July 1, 2004 in accordance with FSP 106-2. Incorporation of the provisions of the Medicare Modernization Act resulted in a reduction in the postretirement benefit obligation as of July 1, 2004 of $27.2 million.

Effective May 15, 2003, the Company amended its plan for postretirement benefits (also known as the “retiree medical plan”). Non-union employees who were not previously affected by prior plan changes and who will not be age and service eligible to retire on January 1, 2010 under the provisions of the retiree medical program prior to this amendment are affected. The amendment provides for a change in the eligibility age for the retiree medical program to correspond directly with the Medicare age eligibility requirement, the requirement of at least 20 years of qualifying service, and a $600 annual cap on prescription drug benefits indexed to the Consumer Price Index. The Amendment also provided that new employees hired after August 1, 2003 were not eligible for retiree medical benefits. The postretirement benefit obligation decreased by $11.6 million as a result of this amendment.

Effective January 1, 2006, the Company’s postretirement benefit plans were further amended. Previously, employees hired after August 1, 2003 were not eligible for postretirement health benefits. The 2006 plan amendment makes all employees eligible for the Company’s Medicare Supplement Plan, created by the 2003 plan amendment, that goes into effect on January 1, 2010, provided they meet applicable age and service requirements. In addition, the 2003 plan amendment will not apply to employees who have 20 years of service with the Company by January 1, 2010.

Multi-Employer Benefits

Under the Coal Act, coal producers are required to fund medical and death benefits of certain retired union coal workers based on premiums assessed by the UMWA Benefit Funds. Based on available information at December 31, 2005, the Company’s obligation (discounted at 5.00%) under the Coal Act is estimated at approximately $54.1 million. The Company’s estimated obligation at December 31, 2004 was $64.3 million (discounted at 5.75%). The Company treats its obligation under the Coal Act as a participation in a multi-employer plan and records the cost of the Company’s obligation as expense as payments are assessed. The Company’s expense related to this obligation for the years ended December 31, 2005, 2004, and 2003, totaled $4.8 million, $6.7 million, and $4.7 million, respectively.

14. Stock-Based Compensation Plans

Massey’s executive stock plans provide for grants of non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), shadow stock and restricted stock awards. All executive stock plans are administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”) comprised of independent outside directors. Option exercise prices, determined by the Compensation Committee, are equal to the average of the high and low of the quoted market price of the Company’s common stock on the date of grant. Options and SARs normally extend for 10 years and become exercisable over a vesting period determined by the Compensation Committee, which can include accelerated vesting for achievement of performance or stock price objectives. Additionally, two restricted stock plans provide non-employee directors with grants of restricted stock upon initial election or appointment to the Board of Directors and with annual grants of restricted stock. The restricted stock shares and compensation expense related to these shares are included in the “employee” totals discussed in this Note.

During 2005, the Company granted 601,962 non-qualified stock options with annual vesting of 25%, 40,260 non-qualified stock options with four year cliff vesting with accelerated vesting if performance criteria are achieved after year two or year three, and, in connection with agreements with certain senior executives, 200,000 non-qualified stock options with cliff vesting on December 30, 2006 and 50,000 non-qualified stock options with cliff vesting on November 1, 2008. During 2004, the Company granted 474,320 non-qualified stock options with four year cliff vesting with accelerated vesting if performance criteria are achieved after year two or year three. During 2003, the Company granted 534,881 non-qualified stock options with annual vesting of 25% and 161,500 non-qualified stock options that vest after four years. All of the option awards expire ten years after the date of grant, except for the 200,000 options with cliff vesting on December 30, 2006, which must be exercised in the first twenty days exercise is permissible pursuant to the Company’s trading window policy and applicable securities laws following their vesting, otherwise the options will be automatically forfeited.

Restricted stock awards issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed or performance objectives have been attained. Upon termination of employment, shares upon which restrictions have not lapsed must be returned to the Company. Restricted stock awards issued to employees under the plans totaled 115,425 shares, 100,161 shares, and 192,024 shares for the years ended December 31, 2005, December 31, 2004 and December 31, 2003, respectively. The weighted average fair value of restricted stock awards as of the date of grant was $39.26, $28.70, and $12.94 per share for the years ended December 31, 2005, 2004, and 2003, respectively. Unvested restricted stock is included in the weighted average shares outstanding calculation for diluted earnings per share. See Note 2, Significant Accounting Policies-Earnings Per Share for further discussion.

As permitted by SFAS 123, the Company has elected to continue following the guidance of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” for measurement and recognition of stock-based transactions with employees. Expenses related to the Company’s stock compensation plans include amortization of restricted stock value, and expense related to those instruments paid out in cash that derive their value based on the price of the Company’s stock (these include SARs, shadow stock, and incentive units intended to compensate for the tax payable on vesting restricted stock awards). For the years ended December 31, 2005, 2004, and 2003, expenses related to the Company’s various stock compensation plans (with the exception of stock options) totaled $23.1 million, $29.7 million, and $14.8 million, respectively. Under APB Opinion No. 25, no compensation cost is recognized for the Company’s stock option plans because vesting provisions are based only on the passage of time and because the Company granted the options at an exercise price equal to the average of the high and low of the quoted market price of the Company’s stock on the date of grant. See Note 2, Significant Accounting Policies-Stock Plans for the pro forma impact of options. See also Note 2, Significant Accounting Policies-Accounting Pronouncements for a discussion of SFAS 123R.

The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2002	2,314,515	$12.86
Granted	696,381	$13.39
Expired or Cancelled	(169,029)	$11.36
Exercised	(93,242)	$8.54

Outstanding at December 31, 2003	2,748,625	$13.23
Granted	474,320	$29.95
Expired or Cancelled	(135,967)	$10.42
Exercised	(890,064)	$13.32

Outstanding at December 31, 2004	2,196,914	$16.98
Granted	842,222	$38.56
Expired or Cancelled	(55,898)	$20.93
Exercised	(497,550)	$14.53

Outstanding at December 31, 2005	2,485,688	$24.69

Exercisable at:
December 31, 2002	1,075,763
December 31, 2003	1,243,111
December 31, 2004	776,143
December 31, 2005	657,706

Characteristics of outstanding stock options at December 31, 2005 are as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 5.21 – 7.63	328,232	6.7	$6.06	129,419	$5.35
$10.93 – 13.60	561,071	7.5	$13.32	218,892	$12.93
$19.42 – 20.11	308,010	5.7	$19.81	308,010	$19.81
$29.95	448,462	8.9	$29.95	1,385	$29.95
$36.50 – 48.41	839,913	9.9	$38.56	—	$—

$ 5.21 – 48.41	2,485,688	8.2	$24.69	657,706	$14.70

At December 31, 2005, there were 2,749,194 shares available for future grant under the Company’s stock plans. Available for grant includes shares that may be granted as either stock options or restricted stock, as determined by the Compensation Committee under the Company’s various stock plans.

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

16. Appalachian Synfuel, LLC

Appalachian Synfuel, LLC (“Appalachian Synfuel”) was formed in 1997. As a provider of synthetic fuel, Appalachian Synfuel generates tax credits pursuant to Section 29 of the IRC for its owners; however, because of the Company’s tax position it is unable to utilize the tax credits generated by Appalachian Synfuel. In order to monitize the value of the Company’s investment, the Company sought to sell an interest in Appalachian Synfuel to an entity that could benefit currently from the tax credits generated. In order to facilitate such a transaction, the synfuel operating agreement was amended to divide the ownership interest into three tranches, Series A, Series B and Series C.

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

On March 15, 2001, and May 9, 2002, the Company, in a two-part transaction, sold 99% of its Series A and Series B interests, respectively, in Appalachian Synfuel, contingent upon favorable IRS rulings, which were received in September 2001 and in June 2002, respectively. The Company received cash of $7.2 million, a recourse promissory note for $34.6 million that is being paid in quarterly installments of $1.9 million including interest, and a contingent promissory note that is paid on a cents per Section 29 credit dollar earned based on synfuel tonnage shipped. Deferred gains of $9.5 million and $14.3 million as of December 31, 2005 and 2004, respectively, are included in Other noncurrent liabilities to be recognized ratably though 2007. Massey’s subsidiary, Marfork Coal Company, Inc., manages the facility under an operating agreement.

17. Concentrations of Credit Risk and Major Customers

The Company is engaged in the production of coal for the electric generating industry, and industrial customers and metallurgical coal for the steel industry. Steam coal sales accounted for approximately 60%, 56% and 64% of produced coal revenue for the years ended December 31, 2005, 2004, and 2003, respectively. Metallurgical coal sales accounted for approximately 29%, 33% and 26% of produced coal revenue for the years ended December 31, 2005, 2004 and 2003, respectively. Industrial coal sales for the years ended December 31, 2005, 2004 and 2003, were 11%, 11% and 10% of produced coal revenue, respectively.

Massey’s mining operations are conducted in southern West Virginia, eastern Kentucky, and western Virginia and the coal is marketed primarily in the United States.

For the years ended December 31, 2005 and 2004, approximately 13% and 10%, respectively, of produced coal revenue was attributable to affiliates of American Electric Power Company, Inc. For the years ended December 31, 2005, 2004 and 2003, approximately 12%, 13% and 14%, respectively, of produced coal revenue was attributable to affiliates of DTE Energy Corporation. At December 31, 2005, approximately 65%, 16% and 19% of consolidated trade receivables represent amounts due from utility customers, metallurgical customers and industrial customers, respectively, compared with 57%, 27% and 16%, respectively, as of December 31, 2004.

The Company’s trade accounts receivable are subject to potential default by customers. Certain of the Company’s customers have filed for bankruptcy resulting in bad debt charges. In an effort to mitigate credit-related risks in all customer classifications, Massey maintains a credit policy, which requires scheduled reviews of customer creditworthiness and continuous monitoring of customer news events that might have an impact on their financial condition. Negative credit performance or events may trigger the application of tighter terms of sale, requirements for collateral or, ultimately, a suspension of credit privileges. The Company establishes its bad debt reserve to specifically consider customers in financial difficulty and other potential receivable losses. In establishing its reserve, the Company considers the financial condition of its individual customers, and probability of recovery in the event of default. The Company charges off uncollectible trade receivables once legal potential for recovery is exhausted.

18. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments as of December 31, 2005 and 2004:

Cash and cash equivalents: The carrying value approximates the fair value due to the short maturity of these instruments.

Long-term debt: At December 31, 2005, the combined fair value estimate of the Company’s 6.875% Notes, 6.625% Notes, 2.25% Notes and 4.75% Notes outstanding was $1,123.5 million based on available market information at that date. At December 31, 2004, the combined fair value estimate of the Company’s 6.625% Notes, 6.95% Notes, 2.25% Notes and 4.75% Notes outstanding was $1,095.2 million based on available market information at that date.

Capital lease obligations: The fair value estimate of the Company’s capital lease obligations at December 31, 2005 and 2004 is based on estimated borrowing rates used to discount the cash flows to their present value. At December 31, 2005 and 2004, the fair value estimate of the Company’s capital lease obligations was $20.5 million and $38.6 million, respectively.

Interest rate swap: As discussed in Note 8, the Company terminated its interest rate swap effective December 9, 2005. The fair value estimate as of December 31, 2004 is based on the payment that would have been required to terminate the contract. The Company would have had to pay $1.5 million to terminate the interest rate swap contract in place as of December 31, 2004. The fair value of the swap was recorded in Other noncurrent liabilities at December 31, 2004.

19. Contingencies and Commitments

Contingencies

Harman

In December 1997, the Company’s then subsidiary Wellmore Coal Corporation (“Wellmore”) declared force majeure under its coal supply agreement with Harman Mining Corporation (“Harman”) and reduced the amount of coal to be purchased from Harman. On October 29, 1998, Harman and its sole shareholder sued the Company and certain of its subsidiaries in the Circuit Court of Boone County, West Virginia, alleging that the Company and such subsidiaries tortiously interfered with subsidiary Wellmore’s agreement with Harman, causing Harman to go out of business. On August 1, 2002, the jury awarded the Plaintiffs $50 million in compensatory and punitive damages. On March 16, 2005, the Court denied the Company’s August 29, 2002 motions to eliminate or reduce the verdict and for a new trial. On March 10, 2006, the Court ordered the Company to increase its appeal bond from $55 million to $72 million, including interest on the verdict through January 2007. The Company filed a notice of appeal with the Court, and is petitioning for appeal of both the increase in the bond and the case in general to the Supreme Court of Appeals of West Virginia. As of December 31, 2005, the Company had accrued a liability of $37.6 million, including $9.6 million of interest, which is included in Other current liabilities.

West Virginia Flooding

Since July 2001, the Company and nine subsidiaries have been sued in 17 consolidated cases filed in the Circuit Courts of Boone, Fayette, Kanawha, McDowell, Mercer, Raleigh and Wyoming Counties, West Virginia. Along with 32 other consolidated cases not involving the Company or its subsidiaries, these cases cover approximately 4,300 plaintiffs seeking unquantified damages from approximately 180 defendants for alleged property damages and personal injuries arising out of flooding on or about July 8, 2001. The Supreme Court of Appeals of West Virginia transferred all 49 cases to the Circuit Court of Raleigh County, West Virginia, to be handled by a mass litigation panel of three judges. The panel scheduled three trials in 2006, each relating to one or more of the six major watersheds involved. The Company believes it has insurance coverage applicable to these items.

In August 2004, five of the same nine subsidiaries of the Company were sued in six civil actions filed in Boone, McDowell, Mingo, Raleigh, Summers, and Wyoming Counties, West Virginia, seeking unquantified damages for alleged property damage and personal injuries arising out of flooding on or about May 2, 2002. These complaints name approximately 360 plaintiffs and 35 defendants. In addition, one other case, filed in 2004 and dismissed for improper venue, was refiled in McDowell County on September 30, 2005 by approximately 308 plaintiffs against 34 defendants, including one of the same subsidiaries of the Company, raising similar claims and seeking similar relief. These claims are not part of the mass litigation proceeding noted above.

The Company believes these matters will be resolved without a material impact on its cash flows, results of operations or financial condition.

West Virginia Trucking

In January 2003, an advocacy group representing residents in the Counties of Boone, Raleigh and Kanawha, West Virginia, and other plaintiffs, filed 16 suits in the Circuit Court of Kanawha County, West Virginia against the Company and 12 subsidiaries. On February 8, 2006, the Court dismissed the case against the Company and three of its subsidiaries. Plaintiffs alleged that defendants illegally transported coal in overloaded trucks, causing damage to state roads, thereby interfering with plaintiffs’ use and enjoyment of their properties and their right to use the public roads. Plaintiffs seek injunctive relief and unquantified compensatory and punitive damages. The Supreme Court of Appeals of West Virginia referred the consolidated lawsuits, and three similar lawsuits against other coal and transportation companies not involving the Company’s subsidiaries, to the Circuit Court of Lincoln County, West Virginia, to be handled by a mass litigation panel. In March 2004, eight residents of Mingo County, West Virginia, filed a similar lawsuit in the Circuit Court of Mingo County, West Virginia, against the Company and three subsidiaries, raising similar claims and seeking similar relief. The Court dismissed the case against the Company. The Supreme Court of Appeals also referred this case to the mass litigation panel. Plaintiffs in all five trucking cases requested that the cases be further consolidated, the scope of their claims be expanded statewide, claims be added against land companies, and class action status be granted. All cases are stayed while the question of whether private parties may sue for damages to public roads is certified to the Supreme Court of Appeals. The Company believes it has insurance coverage applicable to these items and they will be resolved without a material impact on its cash flows, results of operations or financial condition.

Wheeling Pittsburgh Steel

On April 27, 2005, Wheeling Pittsburgh Steel Corporation (“WPSC”) sued the Company’s subsidiary, Central West Virginia Energy Company (“CWVEC”), in the Circuit Court of Brooke County, West Virginia, seeking (a) an order requiring CWVEC to specifically perform its obligations under a Coal Supply Agreement and (b) unquantified damages due to CWVEC’s alleged failure to perform and alleged damages to WPSC’s coke ovens. CWVEC believes it has significant defenses to the claims and has filed an answer and counterclaim to the suit. While the Company believes it has sufficient legal reserves for this matter, it is possible that the actual outcome of the matter could vary significantly from this amount. The Company will continue to review the amount of the accrual and any adjustment required to increase or decrease the accrual based on development of the matter will be made in the period determined.

Well Water Contamination

Approximately 400 plaintiffs sued the Company and its subsidiary Rawl Sales & Processing Co. in Mingo County Circuit Court, West Virginia seeking unquantified damages for personal injuries and property damage from slurry injection and impoundment practices that allegedly caused contamination to plaintiffs’ underground water wells. The suits were filed between September 2004 and January 2006, with all but six plaintiffs suing after October 2005. The Company removed the suits to the United States District Court for the Southern District of West Virginia. Plaintiffs sought to have the cases remanded to the state Court, but the federal Court has not yet ruled. In February 2006, approximately 30 additional suits were filed in the Circuit Court of Mingo County, West Virginia, raising similar claims and seeing similar relief. The Company believes it has insurance coverage applicable to these items and they will be resolved without a material impact on its cash flows, results of operations or financial condition.

International Coal Group

On November 18, 2005, International Coal Group, Inc. sued the Company’s subsidiary, Massey Coal Sales Company, Inc., d/b/a Massey Utility Sales Company (“MUSC”), in the United States District Court for the Eastern District of Kentucky, seeking declaratory relief and compensatory and punitive damages due to MUSC’s alleged failure to deliver coal and related matters. On January 9, 2006, the Company filed a Motion to Dismiss the Complaint. The Company believes it has significant defenses to the claims and that this matter will be resolved without a material impact on its cash flows, results of operations or financial condition.

The Company is involved in various other legal actions incidental to the conduct of its businesses. Management does not expect a material impact to its cash flows, results of operations or financial condition by reason of those actions.

**************

Commitments

As of December 31, 2005, the Company had commitments to purchase from external production sources 1.4 million tons of coal at a cost of $73.2 million in 2006. In addition, as of December 31, 2005 the Company had commitments to purchase $137.0 million of capital assets and other services during 2006.

20. Subsequent Events

On January 19, 2006, the Company’s Logan County resource group’s Aracoma longwall mine experienced a fire that apparently started on a conveyor belt, tragically resulting in the death of two of the Company’s experienced underground miners. While certain mining equipment was lost due to the fire, the longwall and mining equipment at the working faces were not damaged. The mine could be idled for an extended period of time, causing a reduction in future production. Efforts are underway to assess the damage caused by the fire and the impact on the Company’s cash flows, results of operations and financial condition.

21. Quarterly Information (Unaudited)

Set forth below is the Company’s quarterly financial information for the previous two fiscal years

	Three Months Ended
	March 31, 2005(1)	June 30, 2005	September 30, 2005(2)	December 31, 2005(3)
	(In Thousands, Except Per Share Amounts)
Total revenue	$570,025	$582,535	$533,743	$517,955
Income (Loss) before interest and taxes	71,775	51,526	41,911	(186,161)
Income (Loss) before taxes	58,531	41,211	30,289	(205,441)
Net income (loss)	50,627	37,010	22,523	(211,798)
Income (Loss) per share:
Basic	$0.67	$0.48	$0.29	$(2.76)
Diluted	$0.59	$0.44	$0.28	$(2.37)

	Three Months Ended
	March 31, 2004	June 30, 2004(4)	September 30, 2004(5)	December 31, 2004(6)
	(In Thousands, Except Per Share Amounts)
Total revenue	$410,857	$466,688	$436,733	$452,366
Income before interest and taxes	3,328	28,817	6,186	7,858
(Loss) Income before taxes	(7,760)	10,723	(4,711)	(3,895)
Net (loss) income	(2,183)	12,599	1,990	1,446
(Loss) Income per share:
Basic	$(0.03)	$0.17	$0.03	$0.02
Diluted	$(0.03)	$0.16	$0.03	$0.02

(1)	Income for the first quarter of 2005 includes a charge of $9.1 million pre-tax related to an adjustment of legal reserves and a $34.0 million pre-tax gain for the sale of the Company’s ownership interest in Big Elk Mining Company (see Note 6 for further information).
(2)	Income for the third quarter of 2005 includes a non-cash gain of $38.2 million pre-tax on a coal reserves exchange (see Note 6 for further information) and a net favorable adjustment of $4.1 million pre-tax due to a decrease in legal reserves for certain legal matters.
(3)	Loss for the fourth quarter of 2005 includes a charge of $219.0 million pre-tax related to the Company’s debt repurchase and exchange offer (see Note 8 for further information) and a gain of $11.9 million pre-tax upon the early repayment of $27.0 million related to a note receivable from the March 31, 2005 sale of the Company’s ownership interest in the property known as Big Elk Mining Company (see Note 6 for further information).
(4)	Income for the second quarter of 2004 includes a charge of $8.4 million pre-tax related to the Company’s reassessment of its potential liability for the Harman Case. See Note 19 for further information.
(5)	Income for the third quarter of 2004 includes a charge of $6.1 million pre-tax related to the write off of certain capitalized development costs and an investment in an active gas well (see Note 15 for further information), a gain of $3.0 million pre-tax related to a refund of black lung excise taxes paid on coal export sales tonnage and a benefit of $5.6 million related to the release of a federal income tax reserve due to the closing of a statutory period.
(6)	Income for the fourth quarter of 2004 includes a reduction in bad debt reserves of $4.3 million pre-tax due to the re- evaluation of the Company’s total reserve, in light of improved market conditions for the steel industry and the Company’s tighter credit terms.

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

Based on their evaluation as of December 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Massey’s management assessed the effectiveness of Massey’s internal control over financial reporting as of December 31, 2005. In making this assessment, Massey used the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment based on those criteria, Massey’s management has concluded that, as of December 31, 2005, internal control over financial reporting is effective.

The Company’s management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows immediately hereafter.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Massey Energy Company

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Massey Energy Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Massey Energy Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Massey Energy Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Massey Energy Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Massey Energy Company as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2005 of Massey Energy Company and our report dated March 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
March 16, 2006

Item 9B. Other Information

On December 14, 2005, Section 6.05(a)(v)(D) of Massey’s Credit Agreement dated as of January 20, 2004, among A. T. Massey and certain of its subsidiaries, as Borrowers, Massey and certain of its subsidiaries, as Guarantors, Wells Fargo Foothill, LLC and Fleet Capital Corporation, as Co-Syndication Agents, General Electric Capital Corporation, as Documentation Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, UBS Securities LLC, as Arranger, UBS AG, Stamford Branch, as Administrative Agent, and UBS Loan Finance LLC, as Swingline Lender, and the lenders party thereto, was amended to increase the ceiling on the aggregate permitted consideration received from Asset Sales (as defined therein) in any four consecutive quarters to $60 million.

Part III

Item 10. Directors and Executive Officers of the Registrant

The following information is incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed not later than 120 days after the close of Massey’s fiscal year ended December 31, 2005:

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

Because the Company’s common stock is listed on the NYSE, the Company’s chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE. The Company’s chief executive officer made his annual certification to that effect to the NYSE as of May 26, 2005. In addition, the Company has filed, as exhibits to the Annual Report on Form 10-K, the certifications of the Company’s principal executive officer and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the SEC regarding the quality of the Company’s public disclosure.

Item 11. Executive Compensation

Information required by this item is included in the Executive Compensation and Other Information sections of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Massey’s fiscal year ended December 31, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is included in the Stock Ownership of Directors and Executive Officers, Stock Ownership of Certain Beneficial Owners, and Equity Compensation and Other Information sections of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Massey’s fiscal year ended December 31, 2005.

Item 13. Certain Relationships and Related Transactions

Information required by this item is included in the Certain Relationships and Related Transactions section of the Election of Directors portion of the definitive proxy statement pursuant to Regulation 14A, involving the election of directors, which is incorporated herein by reference and will be filed not later than 120 days after the close of Massey’s fiscal year ended December 31, 2005.

Item 14. Principal Accountant Fees and Services

Information concerning principal accounting fees and services contained under the heading The Audit Committee Report in the definitive proxy statement pursuant to Regulation 14A, which is incorporated by reference and will be filed not later than 120 days after the close of Massey’s fiscal year ended December 31, 2005.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Financial Reports:

Consolidated Statements of Income for the Fiscal Years Ended December 31, 2005, 2004, and 2003

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2005, 2004, and 2003

Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended December 31, 2005, 2004, and 2003

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules: Except as set forth below, all schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

Schedule II—Valuation and Qualifying Accounts

3.	Exhibits:

Exhibit No.	Description
3.1	Certificate of Ownership and Merger merging Massey Energy Company with and into Fluor Corporation accompanied by Restated Certificate of Incorporation of Massey Energy Company, as amended [filed as Exhibit 3.1 to Massey’s annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]

3.2	Restated Bylaws (as amended effective February 21, 2006) of Massey Energy Company [filed as Exhibit 3.i to Massey’s current report on Form 8-K filed February 24, 2006 and incorporated by reference]

4.1	Massey Energy Company Investor Services Program [filed as Exhibit 4.1 to Massey’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference]

4.2	Indenture dated as of February 18, 1997 between Fluor Corporation and Banker’s Trust Company, trustee, in connection with the Company’s 6.95% Senior Notes [filed as Exhibit 4.1 to Massey’s current report on Form 8-K filed March 7, 1997 and incorporated by reference]

4.3	First Supplemental Indenture, dated as of February 9, 2001, between Massey Energy Company (successor by name change to Fluor Corporation) and Bankers Trust Company , supplementing that certain Indenture dated as of February 18, 1997, in connection with the Company’s 6.95% Senior Notes [filed as Exhibit 10.2 to Massey’s quarterly report on Form 10-Q for the period ended March 31, 2002, and incorporated by reference]

4.4	Second Supplemental Indenture, dated as of December 21, 2005 between Massey Energy Company and Deutsche Bank Trust Company Americas (as successor in interest to Bankers Trust Company), supplementing that certain Indenture dated as of February 18, 1997, in connection with the Company’s 6.95% Senior Notes [filed as Exhibit 4.1 to Massey’s current report on Form 8-K filed December 23, 2005 and incorporated by reference]

4.5	Senior Indenture, dated May 29, 2003, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors and Wilmington Trust Company, as Trustee, in connection with the Company’s 4.75% Convertible Senior Notes [filed as Exhibit 4.1 to Massey’s current report on Form 8-K filed May 30, 2003 and incorporated by reference]

Exhibit No.	Description
4.6	First Supplemental Indenture, dated May 29, 2003, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors and Wilmington Trust Company, as Trustee, supplementing that certain Senior Indenture dated May 29, 2003, in connection with the Company’s 4.75% Convertible Senior Notes [filed as Exhibit 4.2 to Massey’s current report on Form 8-K filed May 30, 2003 and incorporated by reference]

4.7	Indenture, dated November 10, 2003, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors and Wilmington Trust Company, as Trustee, in connection with the Company’s 6.625% Senior Notes [filed as Exhibit 4.1 to Massey’s current report on Form 8-K filed November 12, 2003 and incorporated by reference]

4.8	Second Supplemental Indenture, dated April 7, 2004, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, supplementing that certain Senior Indenture dated May 29, 2003, in connection with the Company’s 2.25% Convertible Senior Notes [filed as Exhibit 4.1 to Massey’s current report on Form 8-K filed April 4, 2004 and incorporated by reference]

4.9	Registration Rights Agreement, dated April 7, 2004, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and UBS Securities LLC, acting on their own behalf and the Initial Purchasers, in connection with the Company’s 2.25% Convertible Senior Notes [filed as Exhibit 4.2 to Massey’s current report on Form 8-K filed April 4, 2004 and incorporated by reference]

4.10	Indenture, dated as of December 21, 2005, Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, in connection with the Company’s 6.875% Senior Notes [filed as Exhibit 4.1 to Massey’s current report on Form 8-K filed December 21,2 005 and incorporated by reference]

4.11	Registration Rights Agreement, dated as of December 21, 2005, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and USB Securities LLC, Bear Stearns & Co., Inc. and PNC Capital Markets LLC, as the Initial Purchasers, in connection with the Company’s 6.875% Senior Notes [filed as Exhibit 4.3 to Massey’s current report on Form 8-K filed December 21, 2005 and incorporated by reference]

10.1	Credit Agreement dated as of January 20, 2004, among A. T. Massey Coal Company, Inc. and certain of its subsidiaries, as Borrowers, Massey Energy Company and certain of its subsidiaries, as Guarantors, Wells Fargo Foothill, LLC and Fleet Capital Corporation, as Co-Syndication Agents, General Electric Capital Corporation, as Documentation Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, UBS Securities LLC, as Arranger, UBS AG, Stamford Branch, as Administrative Agent, and UBS Loan Finance LLC, as Swingline Lender, and the lenders party thereto [filed as Exhibit 10.1 to Massey’s current report on Form 8-K filed January 30, 2004 and incorporated by reference]

10.2	First Amendment to that certain Credit Agreement dated January 20, 2004, effective as of March 12, 2004 [filed as Exhibit 10.1 to Massey’s quarterly report on Form 10-Q for the period ended September 30, 2004 and incorporated by reference]

10.3	Third Amendment to that certain Credit Agreement dated January 20, 2004, effective as of June 28, 2004 [filed as Exhibit 10.2 to Massey’s quarterly report on Form 10-Q for the period ended September 30, 2004 and incorporated by reference] *

10.4	Description of Amendment to that Certain Credit Agreement dated January 20, 2004, effective as of December 14, 2005 [filed herewith]

10.5	Massey Energy Company 1982 Shadow Stock Plan (as amended and restated effective November 30, 2000) [filed as Exhibit 10.8 to Massey’s annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]

10.6	Massey Energy Company 1988 Executive Stock Plan (as amended and restated effective November 30, 2000) [filed as Exhibit 10.6 to Massey’s annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]

Exhibit No.	Description
10.7	Massey Energy Company 1996 Executive Stock Plan (as amended and restated effective November 30, 2000) [filed as Exhibit 10.13 to Massey’s annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]

10.8	Massey Energy Company 1997 Stock Appreciation Rights Plan (as amended and restated effective November 30, 2000) [filed as Exhibit 10.9 to Massey’s annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]

10.9	Massey Energy Company 1999 Executive Performance Incentive Plan (as amended and restated effective November 30, 2000) [filed as Exhibit 10.1 to Massey’s annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]

10.10	Massey Executive Deferred Compensation Program (as amended and restated as of January 1, 2005) [filed as Exhibit 10.2 to Massey’s current report on Form 8-K filed February 25, 2005 and incorporated by reference]

10.11	First Amendment to the Massey Executive Deferred Compensation Program [filed as Exhibit 10.10 to Massey’s current report on Form 8-K filed November 17, 2005 and incorporated by reference]

10.12	A.T. Massey Coal Company, Inc. Executive Deferred Compensation Plan (as amended and restated as of January 1, 2005) [filed as Exhibit 10.3 to Massey’s current report on Form 8-K filed February 25, 2005 and incorporated by reference]

10.13	First Amendment to the A. T. Massey Coal Company, Inc. Executive Deferred Compensation Plan [filed as Exhibit 10.11 to Massey’s current report on Form 8-K filed November 17, 2005 and incorporated by reference]

10.14	Massey Energy Company Executive Physical Program [filed as Exhibit 10.3 to Massey’s annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]

10.15	Massey Executives’ Supplemental Benefit Plan (as amended and restated effective January 1, 2005) [filed as Exhibit 10.1 to Massey’s current report on Form 8-K filed January 5, 2006 and incorporated by reference]

10.16	Massey Executives’ Supplemental Benefit Plan Agreement (effective as of January 1, 2005) between Massey and Don L. Blankenship [filed as Exhibit 10.2 to Massey’s current report on Form 8-K filed January 5, 2006 and incorporated by reference]

10.17	Massey Executives’ Supplemental Benefit Plan Agreement (effective as of January 1, 2005) between Massey and H. Drexel Short, Jr. [filed as Exhibit 10.3 to Massey’s current report on Form 8-K filed January 5, 2006 and incorporated by reference]

10.18	Amended and Restated Employment Agreement between Massey Energy Company, A.T. Massey Coal Company, Inc. and Don L. Blankenship dated as of November 1, 2001 (amending and restating on July 16, 2002, the Amended and Restated Employment Agreement between Massey Energy Company, A.T. Massey Coal Company, Inc. and Don L. Blankenship dated as of November 1, 2001) [filed as Exhibit 10.1 to Massey’s quarterly report on Form 10-Q for the period ended June 30, 2002 and incorporated by reference]

10.19	Amendment No. 1 dated as of February 22, 2005 to that certain Amended and Restated Employment Agreement dated as of November 1, 2001, effective May 1, 2005 [filed as Exhibit 10.1 to Massey’s current report on Form 8-K filed February 25, 2005 and incorporated by reference]

10.20	Letter Agreement dated December 20, 2005 between Massey Energy Company and Don L. Blankenship [filed as Exhibit 10.1 to Massey’s current report on Form 8-K filed December 22, 2005 and incorporated by reference]

10.21	Special Successor and Development Retention Program between Fluor Corporation and Don L. Blankenship dated as of September 1998 [filed as Exhibit 10.21 to Fluor’s annual report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by this reference]

Exhibit No.	Description
10.22	Retention and Change in Control Agreement dated November 1, 2005 between Massey Energy Company and Baxter F. Phillips, Jr. [filed as Exhibit 10.6 to Massey’s current report on Form 8-K filed November 17, 2005 and incorporated by reference]

10.23	Form of Change in Control Severance Agreement for Tier 1 Participants [filed as Exhibit 10.2 to Massey’s current report on Form 8-K filed December 22, 2005 and incorporated by reference]

10.24	Form of Change in Control Severance Agreement for Tier 2 Participants [filed as Exhibit 10.3 to Massey’s current report on Form 8-K filed December 22, 2005 and incorporated by reference]

10.25	Form of Change in Control Severance Agreement for Tier 3 Participants [filed as Exhibit 10.4 to Massey’s current report on Form 8-K filed December 22, 2005 and incorporated by reference]

10.26	Change in Control Severance Agreement dated as of December 21, 2005 between Massey Energy Company and Don L. Blankenship [filed as Exhibit 10.5 to Massey’s current report on Form 8-K filed December 22, 2005 and incorporated by reference]

10.27	Change in Control Severance Agreement dated as of December 21, 2005 between Massey Energy Company and J. Christopher Adkins [filed as Exhibit 10.6 to Massey’s current report on Form 8-K filed December 22, 2005 and incorporated by reference]

10.28	Change in Control Severance Agreement dated as of December 21, 2005 between Massey Energy Company and H. Drexel Short, Jr. [filed as Exhibit 10.7 to Massey’s current report on Form 8-K filed December 22, 2005 and incorporated by reference]

10.29	Change in Control Severance Agreement dated as of December 21, 2005 between Massey Energy Company and Thomas J. Dostart [filed as Exhibit 10.8 to Massey’s current report on Form 8-K filed December 22, 2005 and incorporated by reference]

10.30	Massey Energy Company 2006 Long Term Incentive Award Program as reported on Massey’s current report on Form 8-K [filed November 17, 2005 and incorporated by this reference]

10.31	Massey Energy Company 2006 Bonus Program as reported on Massey’s current report on Form 8-K [filed November 17, 2005 and incorporated by this reference]

10.32	Cash bonus target awards set for Massey’s named executive officers and specific performance criteria set for certain key employees pursuant to the Massey Energy 2005 Bonus Program as reported on Massey’s current report on Form 8-K [filed February 25, 2005 and incorporated by this reference]

10.33	Base salary amounts set for Massey’s named executive officers as reported on Massey’s current report on Form 8-K [filed February 24, 2006 and incorporated by this reference]

10.34	Massey Energy Company Non-Employee Director Compensation Summary [filed as Exhibit 10.2 to Massey’s current report on Form 8-K filed May 31, 2005 and incorporated by reference]

10.35	Massey Energy Company Stock Plan for Non-Employee Directors (as amended and restated effective May 24, 2005) [filed as Exhibit 10.1 to Massey’s current report on Form 8-K filed May 26, 2005 and incorporated by reference]

10.36	Massey Energy Company 1997 Restricted Stock Plan for Non-Employee Directors (as amended and restated effective May 24, 2005) [filed as Exhibit 10.1 to Massey’s annual report on Form 10-K for the fiscal year ended May 31, 2005 and incorporated by reference]

10.37	Massey Energy Company Deferred Directors’ Fees Program (amended and restated effective February 23, 2001) [filed as Exhibit 10.15 to Massey’s annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]

10.38	Distribution Agreement between Fluor Corporation and Massey Energy Company dated as of November 30, 2000 [filed as Exhibit 10.1 to Massey’s current report on Form 8-K filed December 15, 2000 and incorporated by this reference]

Exhibit No.	Description
10.39	Tax Sharing Agreement between Fluor Corporation, Massey Energy Company and A.T. Massey Coal Company, Inc. dated as of November 30, 2000 [filed as Exhibit 10.2 to Massey’s current report on Form 8-K filed December 15, 2000 and incorporated by this reference]

21	Massey Energy Company Subsidiaries [filed herewith]

23	Consent of Independent Auditors [filed herewith]

24	Manually signed Powers of Attorney executed by Massey directors [filed herewith]

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [filed herewith]

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [filed herewith]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [furnished herewith]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [furnished herewith]

*	There is no second amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY
March 16, 2006

	By:	/s/ E. B. TOLBERT
Eric B. Tolbert,
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer and Director:

/s/ D. L. BLANKENSHIP D. L. Blankenship	Chairman, Chief Executive Officer and President	March 16, 2006

Principal Financial Officer:

/s/ E. B. TOLBERT E. B. Tolbert	Vice President and Chief Financial Officer	March 16, 2006

Principal Accounting Officer:

/s/ D. W. OWINGS D. W. Owings	Controller	March 16, 2006

Other Directors:

* J. C. Baldwin	Director	March 16, 2006

* J. B. Crawford	Director	March 16, 2006

* R. H. Foglesong	Director	March 16, 2006

* E. G. Gee	Director	March 16, 2006

* W. R. Grant	Director	March 16, 2006

* B. R. Inman	Director	March 16, 2006

* D. R. Moore	Director	March 16, 2006

* M. R. Seger	Director	March 16, 2006

By:	/s/ T. J. DOSTART	March 16, 2006
T. J. Dostart
Attorney-in-fact

*	Manually signed Powers of Attorney authorizing Baxter F. Phillips, Jr., Thomas J. Dostart and Jeffrey M. Jarosinski, and each of them, to sign the annual report on Form 10-K for the fiscal year ended December 31, 2005 and any amendments thereto as attorneys-in-fact for certain directors and officers of the registrant are included herein as Exhibits 24.

MASSEY ENERGY COMPANY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Period	Amounts Charged to Costs and Expenses	Deductions(1)	Other(2)		Balance at End of Period
YEAR ENDED DECEMBER 31, 2005
Reserves deducted from asset accounts:
Allowance for accounts and notes receivable	$4,240	$(1,780)	$(397)	$—	(3)	$2,063
YEAR ENDED DECEMBER 31, 2004
Reserves deducted from asset accounts:
Allowance for accounts and notes receivable	$8,350	$(3,516)	$(594)	$—		$4,240
YEAR ENDED DECEMBER 31, 2003
Reserves deducted from asset accounts:
Allowance for accounts and notes receivable	$8,775	$(255)	$(176)	$6		$8,350

(1)	Reserves utilized, unless otherwise indicated.
(2)	Reclassifications, unless otherwise indicated.
(3)	In 2005, as part of the consideration for the sale of the Company’s ownership interest in the property known as Big Elk Mining Company, the Company received a $30 million non-interest bearing note and established an allowance of $11.5 million due to collectibility concerns. This reserve was reversed in the fourth quarter of 2005 as a result of the early repayment of the note. See Note 6 in the Notes to Consolidated Financial Statements for further discussion.