Form 10-Q
period 2006-03-31
MASSEY ENERGY CO
filed 2006-05-10
CIK 37748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer “ and “accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer    ☒    Accelerated filer    ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2006 there were 81,980,153 shares of common stock, $0.625 par value, outstanding.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2006

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

UNAUDITED

	Three Months Ended March 31,
	2006	2005
Revenues
Produced coal revenue	$475,661	$447,923
Freight and handling revenue	40,887	37,582
Purchased coal revenue	27,433	35,169
Other revenue	15,488	49,351

Total revenues	559,469	570,025

Costs and expenses
Cost of produced coal revenue	395,210	350,764
Freight and handling costs	40,887	37,582
Cost of purchased coal revenue	22,960	29,973
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	55,842	57,367
Selling, general and administrative	851	1,090
Selling, general and administrative	17,455	19,017
Other expense	1,974	2,457

Total costs and expenses	535,179	498,250

Income before interest and taxes	24,290	71,775

Interest income	4,939	1,317
Interest expense	(21,612)	(14,561)

Income before taxes	7,617	58,531

Income tax expense	(1,367)	(7,904)

Income before cumulative effect of accounting change	6,250	50,627
Cumulative effect of accounting change, net of tax	(639)	—

Net income	$5,611	$50,627

Income per share - Basic
Income before cumulative effect of accounting change	$0.08	$0.67
Cumulative effect of accounting change	(0.01)	—

Net income	$0.07	$0.67

Income per share - Diluted
Income before cumulative effect of accounting change	$0.08	$0.59
Cumulative effect of accounting change	(0.01)	—

Net income	$0.07	$0.59

Shares used to calculate income per share
Basic	81,541	76,127

Diluted	82,192	89,305

Dividends per share	$0.04	$0.04

See Notes to Condensed Consolidated Financial Statements

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

UNAUDITED

	March 31, 2006	December 31, 2005*
ASSETS

Current Assets
Cash and cash equivalents	$281,953	$319,418
Trade and other accounts receivable, less allowance of $2,358 and $2,063 at March 31, 2006 and December 31, 2005, respectively	195,791	152,564
Inventories	193,167	345,654
Deferred taxes	5,182	5,182
Income tax receivable	1,151	17,944
Other current assets	195,786	203,685

Total current assets	873,030	1,044,447

Net Property, Plant and Equipment	1,744,036	1,715,936

Other Noncurrent Assets
Pension assets	81,059	78,602
Other	143,710	147,427

Total other noncurrent assets	224,769	226,029

Total assets	$2,841,835	$2,986,412

*	Amounts at December 31, 2005 have been derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

(Continued On Next Page)

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

UNAUDITED

	March 31, 2006	December 31, 2005*
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable, principally trade and bank overdrafts	$155,220	$162,789
Current portion of debt	7,239	10,680
Payroll and employee benefits	40,013	40,914
Other current liabilities	170,548	159,347

Total current liabilities	373,020	373,730

Noncurrent liabilities
Long-term debt	1,101,622	1,102,582
Deferred taxes	174,321	233,627
Other noncurrent liabilities	439,632	435,489

Total noncurrent liabilities	1,715,575	1,771,698

Shareholders’ Equity
Capital Stock
Preferred – authorized 20,000,000 shares without par value; none issued	—	—
Common – authorized 150,000,000 shares of $0.625 par value; issued and outstanding - 81,981,828 and 81,939,989 shares at March 31, 2006 and December 31, 2005, respectively	51,263	51,213
Additional capital	212,271	215,749
Unamortized executive stock plan expense	—	(7,130)
Retained earnings	490,175	581,621
Other comprehensive loss	(469)	(469)

Total shareholders’ equity	753,240	840,984

Total liabilities and shareholders’ equity	$2,841,835	$2,986,412

*	Amounts at December 31, 2005 have been derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)

UNAUDITED

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,611	$50,627
Adjustments to reconcile Net income to Cash provided by operating activities:
Cumulative effect of accounting change	639	—
Depreciation, depletion and amortization	56,693	58,457
Stock option expense	2,095	—
Deferred income taxes	1,073	(12)
Gain on disposal of assets	(6,754)	(39,588)
Changes in operating assets and liabilities:
Increase in accounts receivable	(42,677)	(20,195)
Increase in inventories	(10,181)	(34,298)
Decrease in other current assets	7,804	18,567
Increase in pension and other assets	(576)	(10,645)
(Decrease) increase in accounts payable and bank overdrafts	(7,569)	5,350
Increase in accrued income taxes	16,793	6,823
Increase in other accrued liabilities	10,281	23,225
Increase in other noncurrent liabilities	5,518	18,342
Other	(1,085)	(1,334)

Cash provided by operating activities	37,665	75,319

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(76,305)	(86,026)
Proceeds from sale of assets	8,482	28,671

Cash utilized by investing activities	(67,823)	(57,355)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of capital lease obligations	(4,866)	(5,315)
Cash dividends paid	(3,064)	(3,039)
Proceeds from stock options exercised	357	4,906
Income tax benefit from stock option exercises	266	—

Cash utilized by financing activities	(7,307)	(3,448)

(Decrease) increase in cash and cash equivalents	(37,465)	14,516
Cash and cash equivalents at beginning of period	319,418	122,531

Cash and cash equivalents at end of period	$281,953	$137,047

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) General

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Annual Report on Form 10-K of Massey Energy Company (“Massey” or the “Company”) for the year ended December 31, 2005. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended March 31, 2006 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2006.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals), which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at March 31, 2006 and December 31, 2005, and its consolidated results of operations and cash flows for the three months ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

The condensed consolidated financial statements include the accounts of Massey, its wholly owned and sole, direct operating subsidiary A.T. Massey Coal Company, Inc. (“A.T. Massey”) and A.T. Massey’s wholly and majority owned direct and indirect subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation. Massey has no independent assets or operations. Massey does not have a controlling interest in any separate independent operations. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method.

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

(2) Inventories

Inventories are comprised of:

	March 31, 2006	December 31, 2005
	(In Thousands)
Saleable coal	$131,851	$118,677
Raw coal	15,111	20,339
Advance stripping costs	—	162,390

Subtotal coal inventory	146,962	301,406
Supplies inventory	46,205	44,248

Total inventory	$193,167	$345,654

Saleable coal represents coal ready for sale, including inventories designated for customer facilities under consignment arrangements of $43.0 million and $56.8 million at March 31, 2006 and December 31, 2005, respectively. Raw coal represents coal that generally requires further processing prior to shipment to the customer. At December 31, 2005, Advance stripping costs consisted of the costs incurred to remove overburden above an unmined coal seam as part of the surface mining process.

At its March 17, 2005 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus regarding the accounting for post-production stripping costs codified in EITF 04-6. EITF 04-6 states that “stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced (extracted) during the period that the stripping costs are incurred.” This consensus limits accounting for production-related stripping costs as a component of inventory to merely those costs associated with extracted or saleable inventories. Therefore, stripping costs associated with in-process (i.e., uncovered, but unextracted) production shall not be recognized in inventory under this consensus, but shall be recorded as Cost of produced coal revenue. This represents a significant change from the Company’s prior accounting for production-related stripping costs that included production-related stripping costs as a component of surface mining inventory.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

EITF 04-6 became effective for the first reporting period beginning after December 15, 2005. The transition provisions of EITF 04-6 allow for a cumulative effect adjustment approach where the cumulative effect adjustment is recorded directly to retained earnings in the year of adoption. The Company adopted EITF 04-6 on January 1, 2006.

Adoption of the new rule resulted in a $162.7 million reduction in Advance stripping costs, an $8.9 million increase in mine development, and a reduction of $93.8 million (net of $60.0 million in taxes) in retained earnings on January 1, 2006. In accordance with the new rule, costs associated with removing overburden on surface mines will be charged to mine development until such time as coal is extracted from the ground (more than a de minimis amount). After such time, all costs will be recorded as Cost of produced coal revenue.

Application of this provision may increase the volatility of the Company’s earnings. Since advance stripping costs are incurred prior to the extraction of coal, these costs are now included in mine development or recorded as Cost of produced coal revenue. As a result, operating costs incurred during a reporting period may not match the revenues associated with such costs if the revenues are recognized in a subsequent period when coal is transported to customers.

(3) Other Current Assets

Other current assets are comprised of the following:

	March 31, 2006	December 31, 2005
	(In Thousands)
Longwall panel costs	$59,742	$65,648
Deposits	110,225	115,398
Other	25,819	22,639

Total other current assets	$195,786	$203,685

Deposits consist primarily of funds placed in restricted accounts with financial institutions to collateralize letters of credit that support workers’ compensation requirements, insurance and other obligations. As of both March 31, 2006 and December 31, 2005, deposits include $105.0 million of funds pledged as collateral to support outstanding letters of credit.

(4) Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	March 31, 2006	December 31, 2005
	(In Thousands)
Property, plant and equipment, at cost	$3,334,241	$3,283,622
Accumulated depreciation, depletion and amortization	(1,590,205)	(1,567,686)

Net property, plant and equipment	$1,744,036	$1,715,936

Land, buildings and equipment includes gross assets under capital leases of $61.7 million at both March 31, 2006 and December 31, 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(5) Debt

The Company’s debt is comprised of the following:

	March 31, 2006	December 31, 2005
	(In Thousands)
6.875% senior notes due 2013, net of discount	$754,411	$754,277
6.625% senior notes due 2010	335,000	335,000
2.25% convertible senior notes due 2024	9,647	9,647
4.75% convertible senior notes due 2023	750	750
Capital lease obligations	16,580	21,443
Fair value hedge adjustment	(7,527)	(7,855)

Total debt	1,108,861	1,113,262
Amounts due within one year	(7,239)	(10,680)

Total long-term debt	$1,101,622	$1,102,582

The weighted average effective interest rate of the outstanding borrowings was 7.0% at both March 31, 2006 and December 31, 2005, after giving effect to the amortization of the Fair value hedge adjustment. At March 31, 2006, the Company’s available liquidity was $351.3 million, comprised of cash and cash equivalents of $282.0 million and $69.3 million availability from its asset-based revolving credit facility.

On December 9, 2005, Massey exercised its right to terminate its interest rate swap agreement on the 6.625% Notes, which it entered into in November 2003, because of anticipated increases in the variable interest rate component of the swap. The Company paid a $7.9 million termination payment to the swap counterparty on December 13, 2005. The termination payment, which is reflected in the table above as Fair value hedge adjustment, is being amortized into Interest expense through November 15, 2010. For the three months ended March 31, 2006, $0.3 million of the Fair value hedge adjustment was amortized into Interest expense.

(6) Pension Expense

Net periodic pension expense for both the Company’s qualified defined benefit pension plan and nonqualified supplemental benefit pension plan includes the following components:

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Service cost	$2,191	$2,480
Interest cost	3,412	3,193
Expected return on plan assets	(4,824)	(4,441)
Recognized loss	1,396	946
Amortization of prior service cost	10	10

Net periodic pension expense	$2,185	$2,188

The Company contributed $4.6 million to the qualified defined benefit pension plan during the three months ended March 31, 2006. No contributions were made to the qualified defined benefit pension plan for the three months ended March 31, 2005. The Company expects to voluntarily contribute a total of approximately $17 million during 2006 to the qualified defined benefit pension plan. The Company paid benefits to participants for the nonqualified supplemental benefit pension plan of $0.01 million for both the three months ended March 31, 2006 and 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(7) Other noncurrent liabilities

	March 31, 2006	December 31, 2005
	(In Thousands)
Reclamation	$139,682	$139,314
Workers’ compensation and black lung	99,661	97,985
Other postretirement benefits	102,976	101,565
Other	97,313	96,625

Total other noncurrent liabilities	$439,632	$435,489

(8) Black Lung and Workers’ Compensation Expense

Expenses for black lung benefits and workers’ compensation related benefits include the following components:

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Self-insured black lung benefits:
Service cost	$625	$965
Interest cost	700	1,000
Amortization of actuarial (gain)/loss	(925)	9

Subtotal black lung benefits expense	400	1,974
Other workers’ compensation benefits	9,231	10,356

Total black lung and workers’ compensation benefits expense	$9,631	$12,330

Payments for benefits, premiums and other costs related to black lung and workers’ compensation liabilities were $14.4 million and $9.9 million, for the three months ended March 31, 2006 and March 31, 2005, respectively.

(9) Other Postretirement Benefits Expense

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Service cost	$1,050	$1,158
Interest cost	1,925	1,767
Recognized loss	475	359
Amortization of prior service credit	(200)	(171)

Net periodic postretirement benefit cost	$3,250	$3,113

Payments for benefits related to postretirement benefit cost were $1.4 million and $1.0 million, for the three months ended March 31, 2006 and March 31, 2005, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(10) Other Items Affecting Net Income

During the first quarter of 2006, the Logan County resource group’s Aracoma mine experienced a fire that began on a conveyor belt. The Company expects the Aracoma mine to be fully operational in the second or third quarter of 2006 after the completion of the investigations.

During the first quarter of 2005, the Company recorded a pre-tax adjustment of $9.1 million resulting from an increase in legal reserves. The adjustment is reflected within Cost of produced coal revenue.

Also during the first quarter of 2005, the Company sold its ownership interest in the property known as Big Elk Mining Company to a privately held coal company for total consideration of $52.5 million in cash and non-interest bearing notes, plus the assumption of reclamation liabilities associated with the property of approximately $10.1 million. The Company initially received $22.5 million in cash and $30.0 million in a non-interest bearing note for which a reserve of $11.5 million was established. During the fourth quarter of 2005, the Company received $27.0 million in cash for the early repayment of the note from the privately held coal company and released the reserve of $11.5 million. The total realized gain on the sale was $45.9 million (pre-tax), of which $34.0 million was included within Other revenue for the first quarter of 2005.

(11) Earnings Per Share

The number of shares used to calculate basic earnings per share for the three months ended March 31, 2006 and 2005 is based on the weighted average outstanding shares of Massey during the respective periods. The number of shares used to calculate diluted earnings per share is based on the number of shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by Massey employees and directors during each period and debt securities currently convertible into common stock during each period. In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities in the amount of 0.3 million shares was excluded from the calculation of the diluted income per common share in the three months ended March 31, 2006, as such inclusion would result in antidilution.

The computations for basic and diluted income per share are based on the following per share information:

	Three Months Ended March 31,
	2006	2005
	(In Thousands, Except Per Share Amounts)
Numerator:
Income before cumulative effect of accounting change	$6,250	$50,627
Cumulative effect of accounting change, net of tax	(639)	—

Net income - numerator for basic	5,611	50,627
Effect of convertible notes	—	2,306

Adjusted net income - numerator for diluted	$5,611	$52,933

Denominator:
Weighted average shares - denominator for basic	81,541	76,127
Effect of stock options/restricted stock	651	1,162
Effect of convertible notes	—	12,016

Adjusted weighted average shares - denominator for diluted	82,192	89,305

Income per share:
Basic
Before cumulative effect of accounting change	$0.08	$0.67
Cumulative effect of accounting change	$(0.01)	$—

Net income	$0.07	$0.67

Diluted
Before cumulative effect of accounting change	$0.08	$0.59
Cumulative effect of accounting change	$(0.01)	$—

Net income	$0.07	$0.59

The 4.75% Notes are convertible by holders into shares of Massey’s common stock during certain periods under certain circumstances. As of March 31, 2006, the price of Massey’s common stock had reached the specified threshold for conversion. Consequently, the 4.75% Notes are convertible until June 30, 2006, the last day of the Company’s second quarter. The 4.75% Notes may be convertible beyond this date if the specified threshold for conversion is met in subsequent quarters. To date, no holder has requested that the 4.75% Notes be converted to Massey’s common stock. If all of the notes outstanding at March 31, 2006 had been converted, the Company would have needed to issue 38,680 shares.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The 2.25% Notes are convertible by holders into shares of Massey’s common stock during certain periods under certain circumstances. None of the 2.25% Notes were eligible for conversion at March 31, 2006. If all of the notes outstanding at March 31, 2006 had been eligible and were converted, the Company would have needed to issue 287,113 shares.

(12) Stock Plans

The Company has five stock-based compensation plans (the “Plans”), all of which were approved by the Company’s shareholders. Each plan is administered by the Compensation Committee of the Board of Directors. Stock-based compensation is granted to officers and certain key employees in accordance with the provisions of the Massey Energy Company 1996 Executive Stock Plan, as amended and restated effective November 30, 2000 (the “1996 Plan”), the Massey Energy Company 1997 Stock Appreciation Rights Plan, as amended and restated effective November 30, 2000 (the “SAR Plan”) and the Massey Energy Company 1999 Executive Performance Incentive Plan, as amended and restated effective November 30, 2000 (the “1999 Plan”). Stock-based compensation is granted to non-employee directors in accordance with the provisions of the Massey Energy Company Stock Plan for Non-Employee Directors, as amended and restated effective May 24, 2005 (the “1995 Plan”), and the Massey Energy Company 1997 Restricted Stock Plan for Non-Employee Directors, as amended and restated effective May 24, 2005 (the “1997 Plan”). The 1996 Plan, under which grants can no longer be made as of March 2, 2006, provided for grants of stock options and restricted stock. The 1999 Plan provides for grants of stock options, restricted stock, incentive awards and stock units. The SAR Plan provides for grants of stock appreciation rights. The 1995 Plan provides for grants of restricted stock and restricted units. The 1997 Plan provides for grants of restricted stock. The aggregate number of shares of the Company’s common stock that may be issued for future grant under all the plans as of March 31, 2006 is 1.7 million.

The Company previously accounted for stock-based compensation granted under the Plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations. On January 1, 2006, the Company adopted Financial Accounting Standard Board (“FASB”) Statement No. 123(R), Share-Based Payment (“FAS123R”) using the modified-prospective method. The modified-prospective method requires the Company to recognize compensation cost of equity instruments based on their grant-date fair value. Results from prior periods have not been restated. A cumulative effect of a change in accounting principle of $0.6 million loss (net of tax) was recognized to reflect a change to the fair value method for those liability awards previously accounted for using the intrinsic value method and to reflect the impact of estimated forfeitures. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options as of the date of grant and certain liability awards with option characteristics (i.e., stock appreciation rights or “SARs”). For periods after the adoption date, compensation cost for both equity and liability awards will be measured and recorded in accordance with the provisions of FAS123R.

Total compensation expense recognized for share based compensation during the three months ended March 31, 2006 and 2005 was $4.5 million and $8.9 million, respectively. The total income tax benefit recognized in the consolidated statement of income for share based compensation arrangements during the three months ended March 31, 2006 and 2005, was approximately $1.8 million and $3.5 million, respectively. The Company recognizes compensation expense on a straight line basis over the vesting period for the entire award for any awards with graded vesting.

As a result of adopting FAS123R, the Company recognized non-cash share-based compensation expense for stock options of approximately $2.1 million (pre-tax) for the three months ended March 31, 2006. The total income tax benefit recognized on this compensation expense was approximately $0.8 million. The Company’s Income before income taxes and Net income for the first quarter of 2006 was $2.1 million and $1.3 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share after cumulative effect of accounting change for the first quarter of 2006 would have been $0.08 if the Company had continued accounting for stock options as it did prior to adopting FAS123R, compared to reported basic and diluted earnings per share of $0.07. As of March 31, 2006, there was $15.0 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted-average period of approximately 2.6 years. In the first quarter of 2006, the Company also reflected $0.3 million of excess tax benefits as a financing cash flow in its consolidated statement of cash flows resulting from the exercise of stock options in the three months ended March 31, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Prior to the adoption of FAS123R, the Company’s stock options were accounted for in accordance with APB 25, under which no compensation expense was recorded because the exercise price of stock options equaled the market price of the underlying stock on the date of grant. Had the Company adopted FAS123R in prior periods, the impact of that statement would have approximated the impact of FAS 123 (as if the fair-value-based recognition provisions of that statement had been applied) as shown in the following table:

Three Months Ended March 31, 2005
(In Thousands, Except Per Share Amounts)
Net income, as reported	$50,627
Deduct: Total stock-based employee compensation expense for stock options determined under Black-Scholes option pricing model (net of tax)	(915)

Pro forma net income	$49,712

Income per share:
Basic - as reported	$0.67
Basic - pro forma	$0.65
Diluted - as reported	$0.59
Diluted - pro forma	$0.58

Equity instruments

The Company grants stock options to its employees under the 1999 Plan and previously under the 1996 Plan. These options typically have a requisite service period of 4 years, though there are some awards outstanding with requisite service periods of one year up to four years. Vesting generally occurs ratably over a four year period, though some stock options fully vest upon the earlier to occur of the Company meeting certain performance criteria or four years from the date of grant. The maximum contractual term of stock options granted is 10 years. At March 31, 2006, 1.5 million shares are authorized and remain available for stock option and restricted stock grants from the 1999 Plan.

No grants of stock options were made during the three months ended March 31, 2006.

A summary of option activity under the plans for the three months ended March 31, 2006 is presented below:

	Number of Options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate Intrinsic Value
	(In Thousands, Except Exercise Price and Contractual Term)
Outstanding at December 31, 2005	2,486	$24.69
Granted	—	—
Exercised (1)	(30)	12.04
Forfeited/expired	(31)	26.72

Outstanding at March 31, 2006	2,425	$24.82	8.0	$29,395

Exercisable at March 31, 2006	628	$14.83	6.1	$13,363

(1)	The Company received $0.4 million in cash proceeds and recognized $0.3 million in tax benefits from the exercise of stock options in the quarter ended March 31, 2006. The intrinsic value of stock options exercised was $0.8 million.

The Company grants restricted stock to its employees under the 1999 Plan and to non-employee directors under the 1995 and 1997 Plans. Restricted stock awards are valued on the date of grant based on the average of the high and low trading value. As of March 31, 2006, there was $6.4 million of unrecognized compensation cost related to restricted stock expected to be recognized over the next four years. With the adoption of FAS123R, unearned compensation is recorded on a net basis in the line item “Additional capital.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

A summary of the status of the Company’s restricted stock at March 31, 2006, and changes for the three months then ended is presented below:

(shares in 000’s)	Shares	Weighted average grant date fair value
Nonvested at December 31, 2005	416	$22.32
Granted	20	$37.75
Vested	(3)	$30.76
Forfeited	(8)	$19.36

Nonvested at March 31, 2006	425	$23.04

Liability instruments

The Company uses the fair value method to recognize compensation cost associated with SARs. At both December 31, 2005 and March 31, 2006, there were 262,500 vested SARs outstanding and exercisable. The weighted average exercise price of the SARs was $29.19, the weighted average contractual term was 7.6 years.

The Company also issues stock incentive units, which are classified as liabilities. They are settled with a cash payment for each unit vested equal to the fair market value of the Company’s common stock on the vesting date. During the three months ended March 31, 2006, 62,705 incentive units were awarded.

(13) Contingencies

Harman

In December 1997, the Company’s then subsidiary Wellmore Coal Corporation (“Wellmore”) declared force majeure under its coal supply agreement with Harman Mining Corporation (“Harman”) and reduced the amount of coal to be purchased from Harman. On October 29, 1998, Harman and its sole shareholder sued the Company and certain of its subsidiaries in the Circuit Court of Boone County, West Virginia, alleging that the Company and such subsidiaries tortiously interfered with subsidiary Wellmore’s agreement with Harman, causing Harman to go out of business. On August 1, 2002, the jury awarded the plaintiffs $50 million in compensatory and punitive damages. On March 16, 2005, the Court denied the Company’s August 29, 2002 motions to eliminate or reduce the verdict and for a new trial. On March 10, 2006, the Court ordered the Company to increase its appeal bond from $55 million to $72 million, including interest on the verdict through January 2007. On April 10, 2006, the Supreme Court of Appeals of West Virginia stayed the trial court’s order to increase the bond. The Company is petitioning for appeal of the case to the Supreme Court of Appeals of West Virginia. As of March 31, 2006, the Company had accrued a liability of $38.3 million, including $10.3 million of interest, which is included in Other current liabilities.

West Virginia Flooding

Since July 2001, the Company and nine subsidiaries have been sued in 17 consolidated cases filed in the Circuit Courts of Boone, Fayette, Kanawha, McDowell, Mercer, Raleigh and Wyoming Counties, West Virginia. Along with 32 other consolidated cases not involving the Company or its subsidiaries, these cases cover approximately 4,300 plaintiffs seeking unquantified damages from approximately 180 defendants for alleged property damages and personal injuries arising out of flooding on or about July 8, 2001. The Supreme Court of Appeals of West Virginia transferred all 49 cases to the Circuit Court of Raleigh County, West Virginia, to be handled by a mass litigation panel of three judges. The panel will hold multiple trials, each relating to one or more of the sub-watersheds. The only subsidiary of the Company involved in the first trial was dismissed without liability on March 15, 2006. A second trial is scheduled to start September 5, 2006. Additional trials will be scheduled for other sub-watersheds. The Company believes it has insurance coverage applicable to these items.

In August 2004, five of the same nine subsidiaries of the Company were sued in six civil actions filed in Boone, McDowell, Mingo, Raleigh, Summers, and Wyoming Counties, West Virginia, seeking unquantified damages for alleged

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

property damage and personal injuries arising out of flooding on or about May 2, 2002. These complaints name approximately 360 plaintiffs and 35 defendants. In addition, one other case filed in 2004 and dismissed for improper venue was refiled in McDowell County on September 30, 2005 by approximately 308 plaintiffs against 34 defendants, including one of the same subsidiaries of the Company, raising similar claims and seeking similar relief. These claims are not part of the mass litigation proceeding noted above.

The Company believes these matters will be resolved without a material impact on its cash flows, results of operations or financial condition.

West Virginia Trucking

In January 2003, an advocacy group representing residents in the Counties of Boone, Kanawha and Raleigh, West Virginia, and other plaintiffs, filed 16 suits in the Circuit Court of Kanawha County, West Virginia, against the Company and 12 subsidiaries. On February 8, 2006, the Court dismissed the case against the Company and three of its subsidiaries. Plaintiffs alleged that defendants illegally transported coal in overloaded trucks, causing damage to state roads, thereby interfering with plaintiffs’ use and enjoyment of their properties and their right to use the public roads. Plaintiffs seek injunctive relief and unquantified compensatory and punitive damages. The Supreme Court of Appeals of West Virginia referred the consolidated lawsuits, and three similar lawsuits against other coal and transportation companies not involving the Company’s subsidiaries, to the Circuit Court of Lincoln County, West Virginia, to be handled by a mass litigation panel. In March 2004, eight residents of Mingo County, West Virginia, filed a similar lawsuit in the Circuit Court of Mingo County, West Virginia, against the Company and three subsidiaries, raising similar claims and seeking similar relief. The Court dismissed the case against the Company, but not the three subsidiaries. The Supreme Court of Appeals also referred this case to the mass litigation panel. Plaintiffs in all five trucking cases requested that the cases be further consolidated, the scope of their claims be expanded statewide, claims be added against land companies, and class action status be granted. All cases are stayed while the question of whether private parties may sue for damages to public roads is certified to the Supreme Court of Appeals. The Company believes it has insurance coverage applicable to these items and they will be resolved without a material impact on its cash flows, results of operations or financial condition.

Wheeling Pittsburgh Steel

On April 27, 2005, Wheeling Pittsburgh Steel Corporation (“WPSC”) sued the Company’s subsidiary, Central West Virginia Energy Company (“CWVEC”), in the Circuit Court of Brooke County, West Virginia, seeking (a) an order requiring CWVEC to specifically perform its obligations under a Coal Supply Agreement and (b) unquantified damages due to CWVEC’s alleged failure to perform and alleged damages to WPSC’s coke ovens. Trial is currently scheduled to start July 6, 2006. CWVEC believes it has defenses to the claims, and filed an answer and counterclaim to the suit. While the Company believes it has sufficient legal reserves for this matter, it is possible that the actual outcome of the matter could vary significantly from this amount. The Company will continue to review the amount of the accrual and any adjustment required to increase or decrease the accrual based on development of the matter will be made in the period determined.

Well Water Contamination

Approximately 420 plaintiffs sued the Company and its subsidiary Rawl Sales & Processing Co. in the Circuit Court of Mingo County, West Virginia, alleging unquantified personal injuries and property damage from slurry injection and impoundment practices that allegedly caused contamination to plaintiffs’ underground water wells. The suits were filed between September 2004 and January 2006. The Company removed the suits to the Federal District Court for the Southern District of West Virginia. Plaintiffs sought to have the cases remanded to the state Court, but the federal Court has not yet ruled. In February 2006, approximately 30 additional suits were filed in the state Court, raising similar claims and seeking similar relief. The Company believes it has insurance coverage applicable to these items and they will be resolved without a material impact on its cash flows, results of operations or financial condition.

International Coal Group

On November 18, 2005, ICG, LLC sued the Company’s subsidiary, Massey Coal Sales Company, Inc., d/b/a Massey Utility Sales Company (“MUSC”), in the United States District Court for the Eastern District of Kentucky, seeking declaratory relief and compensatory and punitive damages due to MUSC’s alleged failure to deliver coal and related matters. On January 9, 2006, the Company filed a Motion to Dismiss the Complaint. The Company believes it has significant defenses to the claims and that this matter will be resolved without a material impact on its cash flows, results of operations or financial condition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The Company is involved in various other legal actions incidental to the conduct of its businesses. Management does not expect a material impact to its cash flows, results of operations or financial condition by reason of those actions.

(14) Subsequent Events

In the fourth quarter of 2005, the Company’s Board of Directors authorized a $500 million share repurchase program of the Company’s common stock from time to time with free cash flow, as market conditions warrant and existing covenants permit. On April 24, 2006, the Company’s Board of Directors amended the program to allow share repurchases of up to $50 million to commence using cash currently on hand.

* * * * * * * *

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

FORWARD-LOOKING INFORMATION

From time to time, the Company makes certain comments and disclosures in reports, including this Quarterly Report on Form 10-Q, or through statements made by its officers that may be forward-looking in nature. Examples include statements related to the Company’s future outlook, anticipated capital expenditures, projected cash flows and borrowings, and sources of funding. These forward-looking statements could also involve, among other things, statements regarding the Company’s intent, belief or expectation with respect to:

(i)	the Company’s cash flows, results of operation or financial condition;

(ii)	the consummation of acquisition, disposition or financing transactions and the effect thereof on the Company’s business;

(iii)	governmental policies and regulatory actions;

(iv)	legal and administrative proceedings, settlements, investigations and claims and the availability of insurance coverage related thereto;

(v)	weather conditions or catastrophic weather-related damage;

(vi)	the Company’s production capabilities;

(vii)	availability of transportation for the Company’s produced coal;

(viii)	expansion of the Company’s mining capacity;

(ix)	the Company’s ability to manage production costs;

(x)	market demand for coal, electricity and steel;

(xi)	competition;

(xii)	the Company’s ability to timely obtain necessary supplies and equipment;

(xii)	the Company’s relationships with, and other conditions affecting, its customers;

(xiii)	the Company’s ability to attract, train and retain a skilled workforce;

(xiv)	the Company’s assumptions and projections concerning economically recoverable coal reserve estimates;

(xv)	future economic or capital market conditions;

(xvi)	the Company’s assumptions and projections regarding its pension and other post-retirement benefit liabilities; and

(xvii)	the Company’s plans and objectives for future operations and expansion or consolidation.

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

The Company cautions readers that forward-looking statements, including disclosures that use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “plans,” “projects” and similar statements, are subject to certain risks, trends and uncertainties which could cause actual results to differ materially from expectations. Any forward-looking statements should be considered in context with the various disclosures made by the Company about its businesses, including without limitation the risk factors more specifically described in Part II Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and in Part I Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The Company reported after-tax earnings for the first quarter of $5.6 million, or $0.07 per basic and diluted share, compared to after-tax earnings of $50.6 million, or $0.67 per basic and $0.59 per diluted share for the comparable period in 2005. Included in the 2006 first quarter earnings was the recognition of an after-tax, non-cash charge of $0.6 million ($0.01 per basic and diluted share), related to the adoption of FAS123R by the Company on January 1, 2006. Included in the 2005 first quarter earnings was the recognition of a pre-tax gain of approximately $34 million ($23.3 million after-tax or $0.26 per diluted share), related to the sale of the Company’s ownership interest in the property known as Big Elk Mining Company and a pre-tax adjustment of $9.1 million ($5.6 million after-tax or $0.06 per diluted share) related to an increase in legal reserves.

Produced tons sold were 10.1 million in the quarter, compared to 10.6 million in the first quarter of 2005. First quarter 2006 shipments were negatively affected by the Aracoma fire (discussed below), weak longwall performance and a shortfall in production from other underground mines, which suffered from a lack of experienced, available labor. Shipments were negatively affected during the first quarter of 2005 by flooding on the Ohio River in January and transportation congestion due to heightened demand for and a lack of rail cars and barges. The Company produced 10.5 million tons during the quarter, compared to 11.3 million tons produced in the first quarter of 2005. Exports decreased to 1.3 million tons compared to 1.5 million tons exported in the first quarter of 2005.

During the quarter, Massey continued to benefit from strong pricing for both Central Appalachian steam and metallurgical coal due to strong economic growth in China, India, the U.S. and other regions of the world, a worldwide shortage of certain grades of coal, low stockpile inventories at utilities, and the high cost of natural gas and oil. The Company’s average Produced coal revenue per ton sold in the quarter of $46.90 increased by 12% compared to $42.07 in the first quarter of 2005. Massey’s average Produced coal revenue per ton in the quarter for metallurgical tons sold increased by 10% to $62.44 per ton compared to $56.68 in the first quarter of 2005.

The Company’s Average cash cost per ton sold was $40.69, compared to $34.73 in the previous year’s first quarter. The increased cost level is mainly due to increased sales-related costs resulting from the growth in average per ton realization, materially higher supply costs, including diesel fuel, steel and explosives, higher labor and benefit costs, lower operating productivity, as discussed above and the fire at the Aracoma mine, as discussed below. The first quarter of 2005 included a charge of $9.1 million (pre-tax) related to an increase in legal reserves. The Company’s management is focused on reducing costs and employing lower cost mining methods, such as surface mining and highwall mining, and utilizing more high productivity mine equipment. Total capital spending for the first quarter was $76.3 million.

On January 19, 2006, the Company’s Logan County resource group’s Aracoma mine experienced a fire that apparently started on a conveyor belt. The Company is actively working with state and federal regulators to investigate and identify the causes of the fire in order to prevent similar events in the future and to establish new safety procedures. While certain mining equipment was lost due to the fire, the longwall and mining equipment at the working faces were not damaged.

In January 2006, West Virginia passed legislation, which was later modified in March 2006, requiring enhanced safety evacuation and communication equipment for use in mine emergencies. Similar legislation was proposed and/or passed in Kentucky and other coal producing states and in Congress in early 2006. Rules fully implementing the West Virginia legislation have not been completed and it is unclear what other state or federal legislation may be passed. The Federal Mine Safety and Health Administration issued an emergency temporary standard on March 9, 2006 to improve protection of miners involved in underground coal mine accidents and during evacuations. Due to the large portion of our production from underground mines, these legislative or regulatory changes could potentially affect the results of our operations.

The legislation passed or proposed generally involves the following: the requirement to maintain caches of additional self-contained self rescuer devices (“SCSR”) underground, to install underground communication systems and to provide miners with underground personnel tracking devices. Some states may also require underground rescue chambers, which are designed to allow miners a place underground to seek refuge for an extended period of time in the event of an emergency. The new laws and proposals may require the Company to hire additional manpower to implement and maintain these new safety requirements.

While the full costs of these proposals remains unknown, the Company’s initial estimate is that it will expend $15 million to $25 million over the next 2 to 3 years to comply with these proposals. The majority of these costs to be expended are expected to be expensed.

Note: Average cash cost per ton is calculated as the sum of Cost of produced coal revenue and Selling, general and administrative expense (excluding Depreciation, depletion and amortization), divided by the number of produced tons sold. Although Average cash cost per ton is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), management believes that it is useful to investors in evaluating the Company because it is widely used in the coal industry as a measure to evaluate a company’s control over its cash costs. Average cash cost per ton should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. In addition, because Average cash cost per ton is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. The table below reconciles the GAAP measure of Total costs and expenses to Average cash cost per ton.

	Three Months Ended March 31,
	2006		2005
	$	per ton	$	per ton
	(In Millions, Except Per Ton Amounts)
Total costs and expenses	$535.2		$498.2
Less: Freight and handling costs	40.9		37.6
Less: Cost of purchased coal revenue	22.9		30.0
Less: Depreciation, depletion and amortization	56.7		58.4
Less: Other expense	2.0		2.4

Average cash cost	$412.7	$40.69	$369.8	$34.73

RESULTS OF OPERATIONS

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Revenues

For the first quarter of 2006, produced coal revenue increased 6.2% to $475.7 million compared with $447.9 million for the first quarter of 2005. The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the first quarter of 2006 compared to the first quarter of 2005:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(In millions, except per ton amounts)	2006	2005
Produced tons sold:
Utility	7.1	7.1	0.0	0%
Metallurgical	2.1	2.5	(0.4)	(16)%
Industrial	0.9	1.0	(0.1)	(10)%

Total	10.1	10.6	(0.5)	(5)%

Produced coal revenue per ton sold:
Utility	$41.18	$35.57	$5.61	16%
Metallurgical	62.44	56.68	5.76	10%
Industrial	55.33	51.38	3.95	8%
Weighted average	$46.90	$42.07	$4.83	11%

The improvement in average per ton sales price is attributable to increased demand for all grades of coal in the U.S. and for metallurgical coal worldwide. The higher demand has resulted in shortages of certain coals, increasing the market prices of these coals.

Freight and handling revenue increased $3.3 million, or 8.8%, to $40.9 million for the first quarter of 2006 compared with $37.6 million for the first quarter of 2005, due to an increase in freight rates over the comparable prior period.

Purchased coal revenue decreased $7.8 million, or 22.2%, to $27.4 million for the first quarter of 2006 from $35.2 million for the first quarter of 2005, due to a 4.0 % decrease in realization and a decrease in purchased tons sold from 0.7 million in the first quarter of 2005 to 0.5 million in the first quarter of 2006. Massey purchases varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, earnings associated with coal handling facilities, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract settlement payments, and miscellaneous income, decreased to $15.5 million for the first quarter of 2006 from $49.4 million for the first quarter of 2005. Other revenue for the first quarter of 2005 included a gain of $34.0 million related to the sale of the Company’s ownership interest in the property known as Big Elk Mining Company (see Note 10 to the Notes to Condensed Consolidated Financial Statements for further discussion).

Costs

Cost of produced coal revenue increased approximately 12.7% to $395.2 million for the first quarter of 2006 from $350.8 million for the first quarter of 2005. Cost of produced coal revenue on a per ton of coal sold basis increased 18% in the first quarter of 2006 compared with the first quarter of 2005. This increase resulted from a variety of factors including higher labor and supply costs, including diesel fuel, explosives and steel prices, productivity issues, and continuing costs to comply with regulatory requirements. Also negatively impacting Cost of produced coal revenue were higher sales-related costs for production royalties and severance and black lung excise taxes associated with the increase in average realized prices. Cost of produced coal revenue for the first quarter of 2005 includes a $9.1 million (pre-tax) quarter-end charge related to legal reserves. Tons produced in the first quarter of 2006 were 10.5 million compared to 11.3 million in the first quarter of 2005.

Freight and handling costs increased $3.3 million, or 8.8%, to $40.9 million for the first quarter of 2006 compared with $37.6 million for the first quarter of 2005, due to an increase in freight rates over the comparable prior period.

Cost of purchased coal revenue decreased $7.0 million, or 23.4%, to $23.0 million for the first quarter of 2006 from $30.0 million for the first quarter of 2005, due to a 9% decrease in the average cost of the purchased coal and a decrease in purchased tons sold from 0.7 million in the first quarter of 2005 to 0.5 million in the first quarter of 2006.

Depreciation, depletion and amortization decreased by 3% to $56.7 million in the first quarter of 2006 compared to $58.5 million for the first quarter of 2005.

Selling, general and administrative expenses were $17.5 million for the first quarter of 2006 compared to $19.0 million for the first quarter of 2005. The decrease was attributable to lower stock-based compensation accruals.

Other expense, which consists of costs associated with the generation of Other revenue, such as costs to operate the synfuel facility, gas wells, and other miscellaneous expenses, decreased $0.5 million to $2.0 million for the first quarter of 2006 from $2.5 million for the first quarter of 2005.

Interest

Interest expense increased to $21.6 million for the first quarter of 2006 compared with $14.6 million for the first quarter of 2005. The higher interest expense was primarily due to increased debt levels in 2006 compared to 2005.

Income Taxes

Income tax expense was $1.4 million for the first quarter of 2006 compared to Income tax expense of $7.9 million for the first quarter of 2005. The tax rate for the first quarter of 2006 was favorably impacted by percentage depletion allowances. The tax rate for the first quarter of 2005 was favorably impacted by percentage depletion allowances and the usage of a net operating loss carry-forward.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company’s available liquidity was $351.3 million, comprised of Cash and cash equivalents of $282.0 million and $69.3 million availability from its asset-based revolving credit facility. The total debt-to-book capitalization ratio was 59.6% at March 31, 2006.

The Company’s debt was comprised of the following:

	March 31, 2006	December 31, 2005
	(In Thousands)
6.875% senior notes due 2013, net of discount	$754,411	$754,277
6.625% senior notes due 2010	335,000	335,000
2.25% convertible senior notes due 2024	9,647	9,647
4.75% convertible senior notes due 2023	750	750
Capital lease obligations	16,580	21,443
Fair value hedge adjustment	(7,527)	(7,855)

Total debt	1,108,861	1,113,262
Amounts due within one year	(7,239)	(10,680)

Total long-term debt	$1,101,622	$1,102,582

Net cash provided by operating activities was $37.7 million for the first quarter of 2006 compared to $75.3 million for the first quarter of 2005. Cash provided by operating activities reflects net income adjusted for non-cash charges and changes in working capital requirements.

Net cash utilized by investing activities was $67.8 million and $57.4 million for the first quarters of 2006 and 2005, respectively. The cash used in investing activities reflects capital expenditures in the amount of $76.3 million and $86.0 million for the first quarters of 2006 and 2005, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, and projects to improve the efficiency of mining operations. Additionally, the first quarters of 2006 and 2005 included $8.5 million and $28.7 million, respectively, of proceeds provided by the sale of assets. Proceeds from the sale of assets for the first quarter of 2005 included $22.5 million in cash related to the sale of the Company’s ownership interest in the property known as Big Elk Mining Company (see Note 10 to the Notes to Condensed Consolidated Financial Statements for further discussion).

Financing activities primarily reflect changes in debt levels for the first quarter of 2006 and 2005, as well as the exercising of stock options and payments of dividends. Net cash utilized by financing activities was $7.3 million compared to $3.4 million for the first quarter of 2006 and 2005, respectively.

Massey believes that cash on hand, cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments, anticipated share repurchases and anticipated dividend payments for at least the next few years. Nevertheless, the ability of Massey to satisfy its debt service obligations, to fund planned capital expenditures, to repurchase shares or pay dividends will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond Massey’s control. Massey frequently evaluates potential acquisitions. In the past, Massey has funded acquisitions primarily with cash generated from operations, but Massey may consider a variety of other sources, depending on the size of any transaction, including debt or equity financing. Additional capital resources may not be available to Massey on terms that Massey finds acceptable, or at all.

On November 14, 2005, the Board of Directors authorized a stock repurchase program (the “Repurchase Program”), authorizing the Company to repurchase shares of its common stock. The Company may repurchase its common stock from time to time, as determined by authorized officers of the Company, up to an aggregate amount not to exceed $500 million (excluding commissions). The stock repurchases may be conducted on the open market, through privately negotiated transactions, through derivative transactions or through purchases made in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, in compliance with the SEC’s regulations, the Company’s existing debt covenants, and other legal requirements. The Repurchase Program does not require the Company to acquire any specific number of shares and may be terminated at any time. On April 24, 2006, the Board of Directors amended the program to allow share repurchases of up to $50 million to commence using cash currently on hand.

The following is a summary of certain of the Company’s significant contractual obligations as of March 31, 2006. Please refer to “Liquidity and Capital Resources” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for a more complete discussion of our significant contractual obligations.

	Payments Due by Years
In thousands	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$1,639,005	$74,696	$149,393	$484,393	$930,523
Capital lease obligations (2)	18,295	7,905	4,703	5,687	—
Operating lease obligations	121,147	20,996	49,560	33,388	17,203

Total Obligations	$1,778,447	$103,597	$203,656	$523,468	$947,726

(1)	Long-term debt obligations reflect the future interest and principal payments of the Company’s fixed rate senior unsecured notes outstanding as of March 31, 2006. See Note 5 to the Notes to the Condensed Consolidated Financial Statements for additional information.
(2)	Capital lease obligations include the amount of imputed interest over the terms of the leases.

CERTAIN TRENDS AND UNCERTAINTIES

In addition to the trend and uncertainty set forth below, please refer to “Certain Trends and Uncertainties” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of certain trends and uncertainties that may impact our business.

High oil prices may lead to a partial phase-out of IRC Section 29 tax credits, which would reduce the Company’s earnings from its operating and financial arrangements with a synfuel facility it previously owned and currently manages.

Owners of facilities that produce synthetic fuels can qualify for tax credits under the provisions of Section 29 of the Internal Revenue Code of 1986, as amended (“Section 29”). In 2001 and 2002, the Company sold most of its interest in a synfuel facility and subsequently entered into an agreement to manage the facility. As part of the compensation for the sale, the Company received a contingent promissory note that is paid on a cents per Section 29 credit dollar earned based on synfuel tonnage shipped through 2007. The payments to be received by the Company under the contingent promissory note may be reduced or eliminated if the price of oil remains above a certain threshold price set by the Internal Revenue Service (“IRS”) (the “threshold price”). Once the threshold price is reached, the Section 29 credits will be phased out ratably over a $13.50 per barrel range above the threshold price. The threshold price for 2005 was set by the IRS in April 2006 and at a level where there was no phase-out of 2005 Section 29 tax credits. The threshold price for 2006 is expected to be set by the IRS in April 2007. For the year-to-date period through April 28, 2006, the average price of West Texas Intermediate oil was approximately $64.79 per barrel. Assuming the price of oil remains at or above this average in 2006, a portion of the Section 29 credits for 2006 will likely be phased out and the Company’s earnings from its operating and financial arrangements with the synfuel facility will be reduced. If the price of oil rises too high, the majority owner of the synfuel facility may decide to close the facility, which would eliminate all of the Company’s earnings from its operating and financial arrangements with the synfuel facility.

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

The Company uses surety bonds to secure post-mining reclamation, workers’ compensation, wage payment and collection bonds and other miscellaneous obligations. As of March 31, 2006, the Company had $318.1 million of outstanding surety bonds. Those bonds were in place to secure obligations as follows: post-mining reclamation bonds of $289.1 million, workers’ compensation bonds of $10.0 million, wage payment and collection bonds of $8.6 million, and other miscellaneous obligation bonds of $10.4 million.

Generally, the availability and market terms of surety bonds continue to be challenging. If the Company is unable to meet certain financial tests, or to the extent that surety bonds otherwise become unavailable, the Company would need to replace the surety bonds or seek to secure them with letters of credit, cash deposits, or other suitable forms of collateral. As of March 31, 2006, the Company had secured $37.8 million of surety obligations with letters of credit.

From time to time the Company uses bank letters of credit to secure its obligations for worker’s compensation programs, various insurance contracts and other obligations. At March 31, 2006, the Company had $160.7 million of letters of credit outstanding, of which $100.0 million was collateralized by $105.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks, and $60.7 million was issued under the Company’s asset-based lending arrangement. No claims were outstanding against those letters of credit as of March 31, 2006.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended March 31, 2006 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of our critical accounting estimates and assumptions. There have been no material changes to the previously reported information concerning the Company’s Critical Accounting Estimates and Assumptions.

Item 3: QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

Please refer to Item 7A. Quantitative and Qualitative Discussions About Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of certain market risk factors, which may impact our business. There has been no significant change to the Company’s market risk exposures for the three months ended March 31, 2006.

Item 4: CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer, the Company’s principal executive officer (“CEO”) and Chief Financial Officer, the Company’s principal financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The following describes material developments in legal proceedings affecting the Company, as previously described in Item 3. Legal Proceedings, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as they relate to the fiscal quarter ended March 31, 2006.

WVDEP Show Cause Orders and Litigation

On December 30, 2005, the Company entered into a settlement agreement with the West Virginia Department of Environmental Protection to resolve all outstanding show cause orders with respect to active permits at the Company’s Alex Energy, Inc., Bandmill Coal Corporation (“Bandmill”), Elk Run Coal Company, Inc., Independence Coal Company, Inc. (“Independence”), and Marfork Coal Company, Inc. (“Marfork”) subsidiaries, as well as all five related civil actions filed on October 22, 2003, and April 1, 2004, against the Company’s Bandmill, Independence, Marfork and Omar Mining Company subsidiaries. Following a regulatory public comment period and judicial approval process, the agreement was finalized on April 5, 2006, and the litigation was dismissed. The settlement agreement called for $1.5 million in payments by the Company and two, three consecutive day shutdowns at Marfork’s impoundment before March 31, 2006, all of which have been satisfied.

Other Legal Proceedings

Certain other information responsive to this Item 1 is contained in Note 13, “Contingencies,” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

Massey is subject to a variety of risks, including, but not limited to, the risk factor set forth below, those referenced under the heading “Certain Trends and Uncertainties” of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and those referenced herein to other Items contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, including Item 1A. Risk Factors, Item 1. Business, under the headings “Customers and Coal Contracts,” “Competition,” and “Environmental, Safety and Health Laws and Regulations,” Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “Critical Accounting Estimates and Assumptions,” “Certain Trends and Uncertainties” and elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Application of a new accounting provision may increase the volatility of Massey’s earnings.

On January 1, 2006, Massey adopted EITF 04-6, a new accounting provision regarding the accounting for post-production stripping costs. EITF 04-6 states, “stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced (extracted) during the period that the stripping costs are incurred.” This requirement limits accounting for production-related stripping costs as a component of inventory to merely those costs associated with extracted or saleable inventories. Therefore, stripping costs associated with in-process (i.e., uncovered, but unextracted) production shall not be recognized in inventory, but shall be recorded as Cost of produced coal revenue. Application of this provision may increase the volatility of the Company’s earnings. Since advance stripping costs are often incurred prior to the extraction of coal, these costs are now included in mine development or recorded as Cost of produced coal revenue. As a result, operating costs incurred during a reporting period may not match the revenues associated with such costs if the revenues are recognized in a subsequent period when coal is transported to customers.

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

MASSEY ENERGY COMPANY (Registrant)

Date: May 10, 2006	/s/ E. B. Tolbert
E. B. Tolbert,
Vice President and Chief Financial Officer

/s/ D. W. Owings
D. W. Owings,
Controller