Form 10-Q
period 2006-06-30
MASSEY ENERGY CO
filed 2006-08-09
CIK 37748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006 there were 80,300,943 shares of common stock, $0.625 par value, outstanding.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2006

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Produced coal revenue	$492,468	$487,101	$968,129	$935,024
Freight and handling revenue	38,521	42,663	79,408	80,245
Purchased coal revenue	12,312	37,353	39,745	72,522
Other revenue	12,815	15,418	28,304	64,769

Total revenues	556,116	582,535	1,115,586	1,152,560

Costs and expenses
Cost of produced coal revenue	413,768	381,664	808,977	732,428
Freight and handling costs	38,521	42,663	79,408	80,245
Cost of purchased coal revenue	11,425	31,454	34,386	61,427
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	56,411	59,506	112,254	116,873
Selling, general and administrative	840	960	1,691	2,050
Selling, general and administrative	13,238	13,141	30,693	32,158
Other expense	1,576	1,621	3,550	4,078

Total costs and expenses	535,779	531,009	1,070,959	1,029,259

Income before interest and taxes	20,337	51,526	44,627	123,301

Interest income	5,176	4,168	10,115	5,485
Interest expense	(21,631)	(14,483)	(43,243)	(29,044)

Income before taxes	3,882	41,211	11,499	99,742

Income tax expense	(657)	(4,201)	(2,024)	(12,105)

Income before cumulative effect of accounting change	3,225	37,010	9,475	87,637
Cumulative effect of accounting change, net of tax	—	—	(639)	—

Net income	$3,225	$37,010	$8,836	$87,637

Income per share - Basic
Income before cumulative effect of accounting change	$0.04	$0.48	$0.12	$1.15
Cumulative effect of accounting change	—	—	(0.01)	—

Net income	$0.04	$0.48	$0.11	$1.15

Income per share - Diluted
Income before cumulative effect of accounting change	$0.04	$0.44	$0.12	$1.03
Cumulative effect of accounting change	—	—	(0.01)	—

Net income	$0.04	$0.44	$0.11	$1.03

Shares used to calculate income per share
Basic	81,076	76,322	81,308	76,225

Diluted	81,856	89,377	82,024	89,342

Dividends per share	$0.04	$0.04	$0.08	$0.08

See Notes to Condensed Consolidated Financial Statements

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

UNAUDITED

	June 30, 2006	December 31, 2005*
ASSETS
Current Assets
Cash and cash equivalents	$233,951	$319,418
Trade and other accounts receivable, less allowance of $2,063 at both June 30, 2006 and December 31, 2005	179,646	152,564
Inventories	190,335	345,654
Deferred taxes	2,862	5,182
Income tax receivable	—	17,944
Other current assets	175,340	203,685

Total current assets	782,134	1,044,447

Net Property, Plant and Equipment	1,771,128	1,715,936

Other Noncurrent Assets
Pension assets	83,295	78,602
Other	134,279	147,427

Total other noncurrent assets	217,574	226,029

Total assets	$2,770,836	$2,986,412

*	Amounts at December 31, 2005 have been derived from audited financial statements.

(Continued On Next Page)

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

UNAUDITED

	June 30, 2006	December 31, 2005*
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable, principally trade and bank overdrafts	$155,699	$162,789
Current portion of debt	5,267	10,680
Payroll and employee benefits	30,481	40,914
Income taxes payable	2,310	—
Other current liabilities	152,694	159,347

Total current liabilities	346,451	373,730

Noncurrent liabilities
Long-term debt	1,102,288	1,102,582
Deferred taxes	168,833	233,627
Other noncurrent liabilities	447,996	435,489

Total noncurrent liabilities	1,719,117	1,771,698

Shareholders’ Equity
Capital Stock
Preferred – authorized 20,000,000 shares without par value; none issued	—	—
Common – authorized 150,000,000 shares of $0.625 par value; issued 81,595,112 and 81,939,989 shares at June 30, 2006 and December 31, 2005, respectively	51,299	51,213
Treasury stock, 1,299,000 shares at cost at June 30, 2006	(49,995)	—
Additional capital	214,245	215,749
Unamortized executive stock plan expense	—	(7,130)
Retained earnings	490,188	581,621
Other comprehensive loss	(469)	(469)

Total shareholders’ equity	705,268	840,984

Total liabilities and shareholders’ equity	$2,770,836	$2,986,412

*	Amounts at December 31, 2005 have been derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)

UNAUDITED

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,836	$87,637
Adjustments to reconcile Net income to Cash provided by operating activities:
Cumulative effect of accounting change	639	—
Depreciation, depletion and amortization	113,945	118,923
Stock option expense	2,963	—
Deferred income taxes	(2,095)	400
Gain on disposal of assets	(8,450)	(44,985)
Loss on repurchase of senior notes	—	669
Amortization on bond discount & fair value hedge adjustment	934	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(26,172)	(12,588)
Increase in inventories	(7,349)	(42,191)
Decrease in other current assets	28,331	16,034
Decrease (Increase) in pension and other assets	6,251	(7,755)
(Decrease) increase in accounts payable and bank overdrafts	(7,090)	11,056
Increase in accrued income taxes	20,254	30,187
(Decrease) increase in other accrued liabilities	(15,463)	29,494
Increase in other noncurrent liabilities	15,757	28,427
Other	(3,417)	745

Cash provided by operating activities	127,874	216,053

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(161,566)	(197,812)
Proceeds from sale of assets	9,792	36,630

Cash utilized by investing activities	(151,774)	(161,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of senior notes	—	(19,890)
Stock repurchase	(49,995)	—
Repayments of capital lease obligations	(6,644)	(12,690)
Cash dividends paid	(6,328)	(6,092)
Proceeds from stock options exercised	796	6,220
Income tax benefit from stock option exercises	604	—

Cash utilized by financing activities	(61,567)	(32,452)

(Decrease) increase in cash and cash equivalents	(85,467)	22,419
Cash and cash equivalents at beginning of period	319,418	122,531

Cash and cash equivalents at end of period	$233,951	$144,950

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) General

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Annual Report on Form 10-K of Massey Energy Company (“Massey” or the “Company”) for the year ended December 31, 2005. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended June 30, 2006 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2006.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals), which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at June 30, 2006 and December 31, 2005, its consolidated results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

The condensed consolidated financial statements include the accounts of Massey, its wholly owned and sole, direct operating subsidiary, A.T. Massey Coal Company, Inc. (“A.T. Massey”), and A.T. Massey’s wholly and majority owned direct and indirect subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation. Massey has no independent assets or operations. Massey does not have a controlling interest in any separate independent operations. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method.

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

(2) Inventories

Inventories are comprised of:

	June 30, 2006	December 31, 2005
	(In Thousands)
Saleable coal	$119,644	$118,677
Raw coal	22,192	20,339
Advance stripping costs	—	162,390

Subtotal coal inventory	141,836	301,406
Supplies inventory	48,499	44,248

Total inventory	$190,335	$345,654

Saleable coal represents coal ready for sale, including inventories designated for customer facilities under consignment arrangements of $49.3 million and $56.8 million at June 30, 2006 and December 31, 2005, respectively. Raw coal represents coal that generally requires further processing prior to shipment to the customer. At December 31, 2005, Advance stripping costs consisted of the costs incurred to remove overburden above an unmined coal seam as part of the surface mining process.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

Adoption of the new rule resulted in a $162.7 million reduction in coal inventory, an $8.9 million increase in mine development, and a reduction of $93.8 million (net of $60.0 million in taxes) in retained earnings on January 1, 2006. In accordance with the new rule, costs associated with removing overburden on surface mines will be charged to mine development until such time as coal is extracted from the ground (more than a de minimis amount). After such time, all costs will be recorded as Cost of produced coal revenue.

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

(3) Other Current Assets

Other current assets are comprised of the following:

	June 30, 2006	December 31, 2005
	(In Thousands)
Longwall panel costs	$52,185	$65,648
Deposits	106,303	115,398
Other	16,852	22,639

Total other current assets	$175,340	$203,685

Deposits consist primarily of funds placed in restricted accounts with financial institutions to collateralize letters of credit that support workers’ compensation requirements, insurance and other obligations. As of both June 30, 2006 and December 31, 2005, deposits include $105.0 million of funds pledged as collateral to support outstanding letters of credit.

(4) Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	June 30, 2006	December 31, 2005
	(In Thousands)
Property, plant and equipment, at cost	$3,476,991	$3,283,622
Accumulated depreciation, depletion and amortization	(1,705,863)	(1,567,686)

Net property, plant and equipment	$1,771,128	$1,715,936

Property, plant and equipment includes gross assets under capital leases of $33.6 million and $48.9 million at June 30, 2006 and December 31, 2005, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(5) Debt

The Company’s debt is comprised of the following:

	June 30, 2006	December 31, 2005
	(In Thousands)
6.875% senior notes due 2013, net of discount	$754,549	$754,277
6.625% senior notes due 2010	335,000	335,000
2.25% convertible senior notes due 2024	9,647	9,647
4.75% convertible senior notes due 2023	750	750
Capital lease obligations	14,802	21,443
Fair value hedge adjustment	(7,193)	(7,855)

Total debt	1,107,555	1,113,262
Amounts due within one year	(5,267)	(10,680)

Total long-term debt	$1,102,288	$1,102,582

The weighted average effective interest rate of the outstanding borrowings was 7.0% at both June 30, 2006 and December 31, 2005, after giving effect to the amortization of the Fair value hedge adjustment. At June 30, 2006, the Company’s available liquidity was $303.5 million, comprised of cash and cash equivalents of $234.0 million and $69.5 million availability from its asset-based revolving credit facility.

On December 9, 2005, Massey exercised its right to terminate its interest rate swap agreement on the 6.625% Notes, which it entered into in November 2003, because of anticipated increases in the variable interest rate component of the swap. The Company paid a $7.9 million termination payment to the swap counterparty on December 13, 2005. The termination payment, which is reflected in the table above as Fair value hedge adjustment, is being amortized into Interest expense through November 15, 2010. For the three and six months ended June 30, 2006, $0.3 million and $0.7 million, respectively, of the Fair value hedge adjustment was amortized into Interest expense.

(6) Pension Expense

Net periodic pension expense for both the Company’s qualified defined benefit pension plan and nonqualified supplemental benefit pension plan includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)
Service cost	$2,265	$2,182	$4,531	$4,662
Interest cost	3,393	3,240	6,786	6,433
Expected return on plan assets	(4,988)	(4,428)	(9,976)	(8,869)
Recognized loss	1,537	858	3,075	1,804
Amortization of prior service cost	(4)	10	(8)	20

Net periodic pension expense	$2,203	$1,862	$4,408	$4,050

For the three months ended June 30, 2006 and 2005, the Company contributed $4.6 million and $4.2 million, respectively, to the qualified defined benefit pension plan. Contributions for the six months ended June 30, 2006 and 2005, were $9.2 million and $4.2 million, respectively. The Company expects to voluntarily contribute a total of approximately $17 million during 2006 to the qualified defined benefit pension plan. The Company paid benefits to participants of the nonqualified supplemental benefit pension plan of $0.02 million for both the six month periods ended June 30, 2006 and 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(7) Other noncurrent liabilities

	June 30, 2006	December 31, 2005
	(In Thousands)
Reclamation	$143,084	$139,314
Workers’ compensation and black lung	100,667	97,985
Other postretirement benefits	105,056	101,565
Other	99,189	96,625

Total other noncurrent liabilities	$447,996	$435,489

(8) Black Lung and Workers’ Compensation Expense

Expenses for black lung benefits and workers’ compensation related benefits include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)
Self-insured black lung benefits:
Service cost	$632	$1,083	$1,264	$2,048
Interest cost	711	944	1,421	1,944
Amortization of actuarial gain	(957)	(250)	(1,913)	(241)

Subtotal black lung benefits expense	386	1,777	772	3,751
Other workers’ compensation benefits	8,597	10,416	17,827	20,772

Total black lung and workers’ compensation benefits expense	$8,983	$12,193	$18,599	$24,523

Payments for benefits, premiums and other costs related to black lung and workers’ compensation liabilities were $7.9 million and $10.9 million, for the three months ended June 30, 2006 and June 30, 2005, respectively, and were $20.7 million and $20.8 million for the six months ended June 30, 2006 and 2005, respectively. Included in the second quarter 2005 payments was $1.6 million paid to the State of West Virginia to buy out self-insured liabilities of state black lung and traumatic claims.

(9) Other Postretirement Benefits Expense

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)
Service cost	$940	$645	$1,879	$1,803
Interest cost	1,990	1,696	3,980	3,463
Recognized loss	577	493	1,154	852
Amortization of prior service credit	(188)	(347)	(375)	(518)

Net periodic postretirement benefit cost	$3,319	$2,487	$6,638	$5,600

Payments for benefits related to postretirement benefit cost were $1.3 million and $1.1 million for the three months ended June 30, 2006 and 2005, respectively, and were $2.7 million and $2.1 million, for the six months ended June 30, 2006 and 2005, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(10) Other Items Affecting Net Income

During January 2006, the Logan County resource group’s Aracoma longwall mine experienced a fire that began on a conveyor belt. The Aracoma mine returned to operational status in July 2006.

During the first quarter of 2005, the Company recorded a pre-tax adjustment of $9.1 million resulting from an increase in legal reserves. The adjustment is reflected within Cost of produced coal revenue.

Also during the first quarter of 2005, the Company sold its ownership interest in the property known as Big Elk Mining Company to a privately held coal company for total consideration of $52.5 million in cash and non-interest bearing notes, plus the assumption of reclamation liabilities associated with the property of approximately $10.1 million. The Company initially received $22.5 million in cash and $30.0 million in a non-interest bearing note for which a reserve of $11.5 million was established. During the fourth quarter of 2005, the Company received $27.0 million in cash for the early repayment of the note from the privately held coal company and released the reserve of $11.5 million. The total realized gain on the sale was $45.9 million (pre-tax), of which $34.0 million was included within Other revenue for the first six months of 2005.

(11) Earnings Per Share

The number of shares used to calculate basic earnings per share for the three months and six months ended June 30, 2006 and 2005 is based on the weighted average outstanding shares of Massey during the respective periods. The number of shares used to calculate diluted earnings per share is based on the number of shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by Massey employees and directors during each period and debt securities currently convertible into common stock during each period. In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities in the amount of 0.3 million shares was excluded from the calculation of the diluted income per common share in the six months ended June 30, 2006, as such inclusion would result in antidilution.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The computations for basic and diluted income per share are based on the following per share information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands, Except Per Share Amounts)		(In Thousands, Except Per Share Amounts)
Numerator:
Income before cumulative effect of accounting change	$3,225	$37,010	$9,475	$87,637
Cumulative effect of accounting change, net of tax	—	—	(639)	—

Net income - numerator for basic	$3,225	$37,010	$8,836	$87,637
Effect of convertible notes	—	2,328	—	4,633

Adjusted net income - numerator for diluted	$3,225	$39,338	$8,836	$92,270

Denominator:
Weighted average shares - denominator for basic	81,076	76,322	81,308	76,225
Effect of stock options/restricted stock	780	1,039	716	1,101
Effect of convertible notes	—	12,016	—	12,016

Adjusted weighted average shares - denominator for diluted	81,856	89,377	82,024	89,342

Income per share:
Basic
Before cumulative effect of accounting change	$0.04	$0.48	$0.12	$1.15
Cumulative effect of accounting change	$—	$—	$(0.01)	$—

Net income	$0.04	$0.48	$0.11	$1.15

Diluted
Before cumulative effect of accounting change	$0.04	$0.44	$0.12	$1.03
Cumulative effect of accounting change	$—	$—	$(0.01)	$—

Net income	$0.04	$0.44	$0.11	$1.03

The 4.75% Notes are convertible by holders into shares of Massey’s common stock during certain periods under certain circumstances. As of June 30, 2006, the price of Massey’s common stock had reached the specified threshold for conversion. Consequently, the 4.75% Notes are convertible until September 30, 2006, the last day of the Company’s third quarter. The 4.75% Notes may be convertible beyond this date if the specified threshold for conversion is met in subsequent quarters. To date, no holder has requested that the 4.75% Notes be converted to Massey’s common stock. If all of the notes outstanding at June 30, 2006 had been converted, the Company would have needed to issue 38,680 shares.

The 2.25% Notes are convertible by holders into shares of Massey’s common stock during certain periods under certain circumstances. None of the 2.25% Notes were eligible for conversion at June 30, 2006. If all of the notes outstanding at June 30, 2006 had been eligible and were converted, the Company would have needed to issue 287,113 shares.

(12) Stock Plans

Description of Stock Plans

The Massey Energy Company 2006 Stock and Incentive Compensation Plan (the “2006 Plan”) became effective upon certification on June 28, 2006 by the independent inspectors of election of the voting results on all the proposals that came before the Company’s shareholders at the Company’s Annual Meeting of Shareholders held on May 16, 2006, having received the votes necessary for approval. The 2006 Plan replaces the five stock-based compensation plans the Company had in place prior to the approval of the 2006 Plan, all of which had been approved by the Company’s shareholders. Stock-based compensation has been granted under these plans (the “Five Plans”) in the manner described below. Issued and outstanding stock-based compensation has been granted to officers and certain key employees in accordance with the provisions of the Massey Energy Company 1996 Executive Stock Plan, as amended and restated effective November 30, 2000 (the “1996 Plan”), the Massey Energy Company

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

1997 Stock Appreciation Rights Plan, as amended and restated effective November 30, 2000 (the “SAR Plan”), and the Massey Energy Company 1999 Executive Performance Incentive Plan, as amended and restated effective November 30, 2000 (the “1999 Plan”). Issued and outstanding stock-based compensation has been granted to non-employee directors in accordance with the provisions of the Massey Energy Company Stock Plan for Non-Employee Directors, as amended and restated effective May 24, 2005 (the “1995 Plan”), and the Massey Energy Company 1997 Restricted Stock Plan for Non-Employee Directors, as amended and restated effective May 24, 2005 (the “1997 Plan”). The 1996 Plan, the 1999 Plan, the SAR Plan and the 2006 Plan are administered by the Compensation Committee of the Board of Directors. The 1995 Plan and the 1997 Plan are administered by a committee comprised of non-participating board members.

The 1996 Plan provided for grants of stock options and restricted stock. The 1999 Plan provided for grants of stock options, restricted stock, incentive awards and stock units. The SAR Plan provided for grants of stock appreciation rights (“SARs”). The 1995 Plan provided for grants of restricted stock and restricted units. The 1997 Plan provided for grants of restricted stock. As of June 28, 2006, grants can no longer be made under these plans, except for the 1996 Plan, under which grants could no longer be made as of March 2, 2006. All awards previously granted that are outstanding under the Five Plans will remain effective in accordance with the terms of their grant. As of June 30, 2006, there were 443,476 shares of restricted stock outstanding and 2,350,207 stock options outstanding with a weighted average exercise term to expiration of 7.8 years and a weighted average exercise price of $25.07 per share, of which 586,885 were exercisable.

The aggregate number of shares of the Company’s common stock that may be issued for future grant under the 2006 Plan as of June 30, 2006 is 3.5 million plus the number of shares that (i) are represented by restricted stock or unexercised vested or unvested stock options that previously have been granted and are outstanding under the Five Plans as of June 28, 2006 and (ii) expire or otherwise lapse, are terminated or forfeited, are settled in cash, or are withheld or delivered to the Company for tax purposes at any time after June 28, 2006. The 2006 Plan provides for grants of stock options, restricted stock, incentive awards, stock units and SARs. On August 9, 2006, the Company registered 3.5 million shares under the 2006 Plan.

Accounting for Stock-Based Compensation

The Company previously accounted for stock-based compensation granted under the Five Plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. On January 1, 2006, the Company adopted Financial Accounting Standard Board (“FASB”) Statement No. 123(R), Share-Based Payment (“FAS123R”) using the modified-prospective method. The modified-prospective method requires the Company to recognize compensation cost of equity instruments based on their grant-date fair value. Results from prior periods have not been restated. A cumulative effect of a change in accounting principle of $0.6 million loss (net of tax) was recognized to reflect a change to the fair value method for those liability awards previously accounted for using the intrinsic value method and to reflect the impact of estimated forfeitures. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options as of the date of grant and certain liability awards with option characteristics (i.e., SARs). For periods after the adoption date, compensation cost for both equity and liability awards will be measured and recorded in accordance with the provisions of FAS123R.

Total compensation expense recognized for share based compensation during the six months ended June 30, 2006 and 2005 was $6.6 million and $9.7 million, respectively. The total income tax benefit recognized in the consolidated statement of income for share based compensation arrangements during the six months ended June 30, 2006 and 2005, was approximately $2.7 million and $3.8 million, respectively. The Company recognizes compensation expense on a straight line basis over the vesting period for the entire award for any awards with graded vesting.

As a result of adopting FAS123R, the Company recognized non-cash share-based compensation expense for stock options of approximately $3.0 million (pre-tax) for the six months ended June 30, 2006. The total income tax benefit recognized on this compensation expense was approximately $1.2 million. The Company’s Income before income taxes and Net income for the six months ended June 30, 2006 was $3.0 million and $1.8 million lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. As of June 30, 2006, there was $16.8 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted-average period of approximately 2.4 years. In the six months ended June 30, 2006, the Company also reflected $0.6 million of excess tax benefits as a financing cash flow in its consolidated statement of cash flows resulting from the exercise of stock options.

Prior to the adoption of FAS123R, the Company’s stock options were accounted for in accordance with APB 25, under which no compensation expense was recorded because the exercise price of stock options equaled the market price of the underlying stock on the date of grant. Had the Company adopted FAS123R in prior periods, the impact of that statement would

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

have approximated the impact of FAS 123 (as if the fair-value-based recognition provisions of that statement had been applied) as shown in the following table:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In Thousands, Except Per Share Amounts)
Net income, as reported	$37,010	$87,637
Deduct: Total stock-based employee compensation expense for stock options determined under Black-Scholes option pricing model (net of tax)	(954)	(1,907)

Pro forma net income	$36,056	$85,730

Income per share:
Basic - as reported	$0.48	$1.15
Basic - pro forma	$0.47	$1.12
Diluted - as reported	$0.44	$1.03
Diluted - pro forma	$0.43	$1.01

Equity instruments

The Company has granted stock options to its employees under the 1999 Plan and the 1996 Plan. To date, no stock option grants have been made under the 2006 Plan. These options typically have a requisite service period of four years, though there are some awards outstanding with requisite service periods of one year up to four years. Vesting generally occurs ratably over a four year period, though some stock options fully vest upon the earlier to occur of the Company meeting certain performance criteria or four years from the date of grant. The maximum contractual term of stock options granted is 10 years. At June 30, 2006, the aggregate number of shares that are authorized and available for stock option, SARs, and restricted stock grants from the 2006 Plan is 3.5 million plus the number of shares that (i) are represented by restricted stock or unexercised vested or unvested stock options that previously have been granted and are outstanding under the Five Plans as of June 28, 2006 and (ii) expire or otherwise lapse, are terminated or forfeited, are settled in cash, or are withheld or delivered to the Company for tax purposes at any time after June 28, 2006.

During the six months ended June 30, 2006, 2,309 stock options were granted with a contractual term of ten years. The Company determined the fair value using the Black-Scholes valuation model. Assumptions included an expected term of five years, expected volatility of 55%, estimated using both historical and market data, expected dividend yield of 39% and a risk-free rate of 4.82%.

A summary of option activity under the plans for the six months ended June 30, 2006 is presented below:

	Number of Options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate Intrinsic Value
	(In Thousands, Except Exercise Price and Contractual Term)
Outstanding at December 31, 2005	2,486	$24.69
Granted	2	40.98
Exercised (1)	(65)	12.19
Forfeited/expired	(73)	21.88

Outstanding at June 30, 2006	2,350	$25.07	7.8	$27,481

Exercisable at June 30, 2006	587	$14.98	5.8	$12,221

(1)	The Company received $0.8 million in cash proceeds and recognized $0.6 million in tax benefits from the exercise of stock options for the six months ended June 30, 2006. The intrinsic value of stock options exercised was $1.9 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The Company has granted restricted stock to its employees under the 1999 Plan and to non-employee directors under the 1995 and 1997 Plans. Restricted stock awards are valued on the date of grant based on the average of the high and low trading value. As of June 30, 2006, there was $6.8 million of unrecognized compensation cost related to restricted stock expected to be recognized over the next four years. With the adoption of FAS123R, unearned compensation is recorded on a net basis in the line item “Additional capital.”

A summary of the status of the Company’s restricted stock at June 30, 2006, and changes for the six months then ended is presented below:

(shares in 000’s)	Shares	Weighted average grant date fair value
Nonvested at December 31, 2005	416	$22.32
Granted	45	$39.01
Vested	(6)	$22.53
Forfeited	(11)	$23.64

Nonvested at June 30, 2006	444	$23.96

Liability instruments

The Company uses the fair value method to recognize compensation cost associated with SARs. At both December 31, 2005 and June 30, 2006, there were 262,500 vested SARs outstanding and exercisable. The weighted average exercise price of the SARs was $29.19; the weighted average contractual term was 7.3 years.

The Company also issues stock incentive units, which are classified as liabilities. They are settled with a cash payment for each unit vested equal to the fair market value of the Company’s common stock on the vesting date. During the six months ended June 30, 2006, 77,991 incentive units were awarded. No units were settled during the six months ended June 30, 2006.

(13) Share Repurchase Program

In the fourth quarter of 2005, the Company’s Board of Directors authorized a $500 million share repurchase program of the Company’s common stock from time to time with free cash flow, as market conditions warrant and existing covenants permit. On April 24, 2006, the Company’s Board of Directors amended the program to allow share repurchases of up to $50 million to commence using cash currently on hand. The share repurchase of $50 million using cash currently on hand was completed on June 8, 2006, with the purchase of 1.3 million shares at an average price of $38.47. All shares repurchased under the program have been recorded as Treasury stock.

(14) Contingencies

Harman

In December 1997, the Company’s then subsidiary, Wellmore Coal Corporation (“Wellmore”), declared force majeure under its coal supply agreement with Harman Mining Corporation (“Harman”) and reduced the amount of coal to be purchased from Harman. On October 29, 1998, Harman and its sole shareholder sued the Company and certain of its subsidiaries in the Circuit Court of Boone County, West Virginia, alleging that the Company and such subsidiaries tortiously interfered with Wellmore’s agreement with Harman, causing Harman to go out of business. On August 1, 2002, the jury awarded the plaintiffs $50 million in compensatory and punitive damages. On March 16, 2005, the Court denied the Company’s motions to eliminate or reduce the verdict and for a new trial. In April 2005, the Company timely filed its notice of appeal with the Court and ordered a transcript of the seven-week trial in order to petition for appeal to the Supreme Court of Appeals of West Virginia. The transcript provided over a year later is now the subject of civil proceedings in the lower court to determine whether it is sufficient to permit appeal. On June 12, 2006, the Company filed a second motion for a new trial with the lower court based on the errors and omissions in the trial transcript. On June 19, 2006, the Company filed a federal lawsuit against the trial court reporter asserting that her failure to keep and maintain an accurate record of the proceedings and her misrepresentations about the status of her records caused unreasonable delay in the proceedings, denied the Company its due process rights to appeal the verdict and resulted in monetary damages to the Company. As of June 30, 2006, the Company had accrued a liability of $39.0 million, including $11.0 million of interest, which is included in Other current liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

West Virginia Flooding

Since July 2001, the Company and nine subsidiaries have been sued in 17 consolidated cases filed in the Circuit Courts of Boone, Fayette, Kanawha, McDowell, Mercer, Raleigh and Wyoming Counties, West Virginia, for alleged property damages and personal injuries arising out of flooding on or about July 8, 2001. Along with 32 other consolidated cases not involving the Company or its subsidiaries, these cases cover approximately 4,300 plaintiffs seeking unquantified compensatory and punitive damages from approximately 180 defendants. The Supreme Court of Appeals of West Virginia transferred all 49 cases to the Circuit Court of Raleigh County, West Virginia, to be handled by a mass litigation panel of three judges. The panel judges will hold multiple trials, each relating to one or more of the sub-watersheds. The sole subsidiary of the Company involved in the first trial was dismissed without liability as of March 15, 2006. A second trial is scheduled to start September 5, 2006. Additional trials will be scheduled for other sub-watersheds. The Company believes it has insurance coverage applicable to these items.

Since August 2004, six subsidiaries of the Company have been sued in seven civil actions filed in Boone, McDowell, Mingo, Raleigh, Summers, and Wyoming Counties, West Virginia, for alleged property damage and personal injuries arising out of flooding on or about May 2, 2002. These complaints cover approximately 650 plaintiffs seeking unquantified compensatory and punitive damages from approximately 65 defendants.

In May 2006, the Company and six of its subsidiaries were sued in the Circuit Court of Logan County, West Virginia, for alleged property damage and personal injuries arising out of flooding between May 31 and June 4, 2004. These complaints cover approximately 200 plaintiffs seeking unquantified compensatory and punitive damages from approximately 30 defendants.

The Company believes these matters will be resolved without a material impact on its cash flows, results of operations or financial condition.

West Virginia Trucking

Since January 2003, an advocacy group and residents in Boone, Kanawha, Mingo and Raleigh Counties, West Virginia, filed 17 suits in the Circuit Courts of Kanawha and Mingo Counties, West Virginia, against the Company and 12 of its subsidiaries. The claims against the Company and three of its subsidiaries were dismissed. Plaintiffs alleged that defendants illegally transported coal in overloaded trucks, causing damage to state roads, thereby interfering with plaintiffs’ use and enjoyment of their properties and their right to use the public roads. Plaintiffs seek injunctive relief and compensatory and punitive damages. The Supreme Court of Appeals of West Virginia referred the consolidated lawsuits, and three similar lawsuits against other coal and transportation companies not involving the Company’s subsidiaries, to the Circuit Court of Lincoln County, West Virginia, to be handled by a mass litigation panel of one judge. Plaintiffs requested that the cases be further consolidated, the scope of their claims be expanded statewide, claims be added against land companies, and class action status be granted. The cases are stayed while the question of whether private parties may sue for damages to public roads is certified to the Supreme Court of Appeals. The Company believes it has insurance coverage applicable to these items and that they will be resolved without a material impact on its cash flows, results of operations or financial condition.

Well Water Contamination

Since September 2004, approximately 465 plaintiffs filed approximately 230 suits against the Company and its subsidiary Rawl Sales & Processing Co. in the Circuit Court of Mingo County, West Virginia, for alleged property damage and personal injuries arising out of slurry injection and impoundment practices contaminating plaintiffs’ water wells. Plaintiffs seek injunctive relief and unquantified compensatory and punitive damages. The Company removed most of the claims to the United States District Court for the Southern District of West Virginia, but they were remanded to the state court. The Company believes it has insurance coverage applicable to these items and that they will be resolved without a material impact on its cash flows, results of operations or financial condition.

Wheeling Pittsburgh Steel

On April 27, 2005, Wheeling Pittsburgh Steel Corporation (“WPS”) sued the Company’s subsidiary Central West Virginia Energy Company (“CWVE”) in the Circuit Court of Brooke County, West Virginia, seeking (a) an order requiring CWVE to specifically perform its obligations under a Coal Supply Agreement (“CSA”) and (b) compensatory damages due to CWVE’s alleged failure to perform and alleged damages to WPS’s coke ovens. CWVE filed an answer and counterclaim. On May 18, 2006, CWVE filed a motion for summary judgment to dismiss the lawsuit due to WPS’s assignment of the CSA to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Mountain State Carbon, LLC (“MSC”), a joint venture formed by WPS and a subsidiary of Russian steel company OAO Severstal to own WPS’s coke plant. On May 19, 2006, WPS amended its complaint to add MSC as a plaintiff, the Company as a defendant, and claims for bad faith, misrepresentation and punitive damages. CWVE filed an answer and counterclaim to the amended complaint and moved to dismiss the bad faith and misrepresentation claims, while the Company moved to dismiss all claims against it. The trial originally scheduled for July 6, 2006 has been continued. The parties participated in court-ordered mediation in July 2006, but were unable to reach a resolution. While the Company believes it has sufficient legal reserves for this matter, it is possible that the actual outcome of the matter could vary significantly from this amount. The Company will continue to review the amount of the accrual and any adjustment required to increase or decrease the accrual based on development of the matter will be made in the period determined.

International Coal Group

On November 18, 2005, ICG, LLC sued the Company’s subsidiary, Massey Coal Sales Company, Inc., d/b/a Massey Utility Sales Company (“MUS”), in the United States District Court for the Eastern District of Kentucky, seeking declaratory relief and compensatory and punitive damages due to MUS’s alleged failure to deliver coal and related matters. On January 9, 2006, the Company filed a motion to dismiss the complaint. On August 2, 2006, the federal court dismissed all fraud claims and certain breach of contract claims, ruling there was no basis for punitive damages. On June 1, 2006, ICG sued MUS, the Company, and its subsidiary, Sidney Coal Company, Inc., in Circuit Court in Pike County, Kentucky, alleging tortious interference with a contract between ICG and its customer, seeking compensatory and punitive damages. On June 21, 2006, the Company filed a motion to dismiss that complaint, which was taken under advisement by the state court at a July 21, 2006 hearing. The Company believes it has defenses to the claims and that these matters will be resolved without a material impact on its cash flows, results of operations or financial condition.

The Company is involved in various other legal actions incidental to the conduct of its businesses. Management does not expect a material impact to its cash flows, results of operations or financial condition by reason of those actions.

(15) Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the potential impact of the interpretation on its financial position and results of operations.

* * * * * * * *

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

FORWARD-LOOKING INFORMATION

From time to time, the Company makes certain comments and disclosures in reports, including this Quarterly Report on Form 10-Q, or through statements made by its officers that may be forward-looking in nature. Examples include statements related to the Company’s future outlook, anticipated capital expenditures, projected cash flows and borrowings, and sources of funding. These forward-looking statements could also involve, among other things, statements regarding the Company’s intent, belief or expectation with respect to:

(i)	the Company’s cash flows, results of operation or financial condition;

(ii)	the consummation of acquisition, disposition or financing transactions and the effect thereof on the Company’s business;

(iii)	governmental policies and regulatory actions;

(iv)	legal and administrative proceedings, settlements, investigations and claims and the availability of insurance coverage related thereto;

(v)	weather conditions or catastrophic weather-related damage;

(vi)	the Company’s production capabilities;

(vii)	the Company’s ability to obtain and renew permits necessary for the Company’s operations;

(viii)	availability of transportation for the Company’s produced coal;

(ix)	expansion of the Company’s mining capacity;

(x)	the Company’s ability to manage production costs;

(xi)	market demand for coal, electricity and steel;

(xii)	competition;

(xiii)	the Company’s ability to timely obtain necessary supplies and equipment;

(xiv)	the Company’s relationships with, and other conditions affecting, its customers;

(xv)	the Company’s ability to attract, train and retain a skilled workforce;

(xvi)	the Company’s assumptions and projections concerning economically recoverable coal reserve estimates;

(xvii)	future economic or capital market conditions;

(xviii)	the availability and costs of credit, surety bonds and letters of credit to the Company;

(xviv)	the Company’s assumptions and projections regarding its pension and other post-retirement benefit liabilities; and

(xx)	the Company’s plans and objectives for future operations and expansion or consolidation.

The Company cautions readers that forward-looking statements, including disclosures that use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “plans,” “projects” and similar statements are subject to certain risks, trends and uncertainties that could cause actual cash flows, results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from the expectations expressed or implied in such forward-looking statements. Any forward-looking statements are also subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. These assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company’s control.

Any forward-looking statements should be considered in context with the various disclosures made by the Company about its businesses in its public filings with the SEC, including without limitation the risk factors more specifically described in Part II Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, Part II Item 1A. Risk Factors of the Quarterly Report for the quarter ended March 31, 2006 and Part I Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

AVAILABLE INFORMATION

Massey files its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the SEC. Massey’s SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov. You may also read and copy any document Massey files at the SEC’s public reference room at 100 F Street, NE, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Massey makes available, free of charge through its Internet website, www.masseyenergyco.com, its annual report, quarterly reports, current reports, proxy statements, section 16 reports and other information and any amendments thereto as soon as practicable after filing or furnishing the material to the SEC in addition to the Company’s Corporate Governance Guidelines, codes of ethics and the charters of the Audit, Compensation, Executive, Governance and Nominating, and Safety, Environmental, and Public Policy Committees. Materials may be requested at no cost by telephone at (866) 814-6512 and by mail at: Massey Energy Company, Post Office Box 26765, Richmond, Virginia 23261, Attention: Investor Relations.

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

The Company reported after-tax earnings for the second quarter of $3.2 million, or $0.04 per basic and diluted share, compared to after-tax earnings of $37.0 million, or $0.48 per basic and $0.44 per diluted share, for the comparable period in 2005.

Produced tons sold were 10.2 million in the quarter, compared to 11.6 million in the second quarter of 2005. Second quarter 2006 shipments were negatively affected by the lack of production from the Aracoma longwall mine, which was idled by a fire during January 2006, various productivity issues at underground mines, especially at the Company’s remaining three longwalls, and transportation congestion due to heightened demand for and a lack of rail cars. The Company continues to be negatively impacted from a lack of experienced labor and high turnover. The Company produced 10.0 million tons during the quarter, compared to 11.4 million tons produced in the second quarter of 2005. Exports decreased to 1.0 million tons compared to 1.8 million tons exported in the second quarter of 2005.

During the quarter, Massey benefited from strong pricing for both Central Appalachian steam and metallurgical coal contracted during a period of strong economic growth in China, India, the U.S. and other regions of the world, during which a worldwide shortage of certain grades of coal existed, stockpile inventories at utilities were low, and the cost of natural gas and oil was high. Recently, coal prices have begun to soften as a warm winter and mild spring and early summer weather in the U.S. have allowed utilities to rebuild their stockpiles and have lowered the price of natural gas, as natural gas storage injections have recently increased substantially. In addition, available coal supplies have temporarily increased as a result of higher capital spending in recent years. The Company’s average Produced coal revenue per ton sold in the quarter of $48.34 increased by 15% compared to $41.88 in the second quarter of 2005. Massey’s average Produced coal revenue per ton in the quarter for metallurgical tons sold increased by 28% to $68.58 per ton compared to $53.51 in the second quarter of 2005.

The Company’s Average cash cost per ton sold was $41.92, compared to $33.95 in the previous year’s second quarter. The increased cost level is mainly due to increased sales-related costs resulting from the growth in average per ton realization, materially higher supply costs, including diesel fuel, steel and explosives, higher labor and benefit costs and lower operating productivity, as discussed above, and the fire at the Aracoma mine. The Company’s management is focused on reducing costs and employing lower cost mining methods, such as surface mining and highwall mining, and utilizing more high productivity mine equipment. Total capital spending for the second quarter was $85 million.

The Company has elected to idle four underground mining sections and to discontinue production at the Rockhouse longwall after it completes its current panel, in mid-August. The Company is also reducing staff at a number of other higher cost mines to decrease costs at those operations.

In the first quarter of 2006, West Virginia passed legislation, requiring enhanced safety evacuation and communication equipment for use in mine emergencies. Similar legislation was passed in Kentucky and other coal producing states and in the second quarter of 2006, Congress passed the Mine Improvement and New Emergency Response Act. Rules fully implementing the new legislation have not been completed and it is unclear if other state or federal legislation will be passed. The Federal Mine Safety and Health Administration issued an emergency temporary standard on March 9, 2006 to improve protection of miners involved in underground coal mine accidents and during evacuations. Due to the large portion of our production from underground mines, these legislative or regulatory changes could potentially affect the results of our operations.

The legislation passed generally involves the following: the requirement to maintain caches of additional self-contained self rescuer devices (“SCSR”) underground, to install underground communication systems, to provide miners with underground personnel tracking devices, to continuously review and update emergency response plans and to improve the availability of experienced rescue teams. The new legislation also requires rapid reporting of emergency situations and has increased fines for safety violations. Some states may also require underground rescue chambers, which are designed to allow miners a place underground to seek refuge for an extended period of time in the event of an emergency. The new laws and proposals may require the Company to hire additional manpower to implement and maintain these new safety requirements. While the full costs of these proposals remains unknown, the Company’s initial estimate is that it will expend $20 million to $25 million over the next two to three years to fully comply with these proposals.

In the fourth quarter of 2005, the Company’s Board of Directors authorized a $500 million share repurchase program of the Company’s common stock from time to time with free cash flow, as market conditions warrant and existing covenants permit. On April 24, 2006, the Company’s Board of Directors amended the program to allow share repurchases of up to $50 million to commence using cash currently on hand. The share repurchase of $50 million using cash currently on hand was completed on June 8, 2006, with purchase of 1.3 million shares at an average price of $38.47. All shares repurchased under the program have been recorded as Treasury stock.

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

	Three Months Ended June 30,
	2006		2005
	$	per ton	$	per ton
	(In Millions, Except Per Ton Amounts)
Total costs and expenses	$535.8		$531.0
Less: Freight and handling costs	$38.5		42.7
Less: Cost of purchased coal revenue	$11.5		31.4
Less: Depreciation, depletion and amortization	$57.2		60.5
Less: Other expense	$1.6		1.6

Average cash cost	$427.0	$41.92	$394.8	$33.95

RESULTS OF OPERATIONS

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Revenues

For the second quarter of 2006, produced coal revenue increased 1.1% to $492.5 million compared with $487.1 million for the second quarter of 2005. The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the second quarter of 2006 compared to the second quarter of 2005:

	Three Months Ended June 30,
(In millions, except per ton amounts)	2006	2005	Increase (Decrease)	% Increase (Decrease)
Produced tons sold:
Utility	7.5	7.9	(0.4)	(5%)
Metallurgical	1.9	2.8	(0.9)	(32%)
Industrial	0.8	0.9	(0.1)	(11%)

Total	10.2	11.6	(1.4)	(12%)

Produced coal revenue per ton sold:
Utility	$42.71	$36.53	$6.18	17%
Metallurgical	68.58	53.51	15.07	28%
Industrial	53.25	53.56	(0.31)	(1%)
Weighted average	$48.34	$41.88	$6.46	15%

The improvement in average per ton sales price is attributable to prices contracted during a period of increased demand for all grades of coal in the U.S. and for metallurgical coal worldwide. The higher demand resulted in shortages of certain coals, increasing the market prices of these coals.

Freight and handling revenue decreased $4.2 million, or 9.8%, to $38.5 million for the second quarter of 2006 compared with $42.7 million for the second quarter of 2005, due to decreased tons sold over the comparable period and fewer shipments to customers where freight and handling are paid by the Company.

Purchased coal revenue decreased $25.1 million, or 67.1%, to $12.3 million for the second quarter of 2006 from $37.4 million for the second quarter of 2005, due to a decrease in purchased tons sold from 0.7 million in the second quarter of 2005 to 0.2 million in the second quarter of 2006, offset by a 2.0% increase in realization. Massey purchases varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, earnings associated with coal handling facilities, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract settlement payments, and miscellaneous income, decreased to $12.8 million for the second quarter of 2006 from $15.4 million for the second quarter of 2005 due primarily to reduced synfuel earnings.

Costs

Cost of produced coal revenue increased approximately 8.4% to $413.8 million for the second quarter of 2006 from $381.7 million for the second quarter of 2005. Cost of produced coal revenue on a per ton of coal sold basis increased 24% in the second quarter of 2006 compared with the second quarter of 2005. This increase resulted from a variety of factors including higher labor and benefit costs, higher supply costs, including diesel fuel, explosives and steel prices, productivity issues, as discussed above, and the fire at the Aracoma mine. Also negatively impacting Cost of produced coal revenue were higher sales-related costs for production royalties and severance and black lung excise taxes associated with the increase in average realized prices. Tons produced in the second quarter of 2006 were 10.0 million compared to 11.4 million in the second quarter of 2005.

Freight and handling costs decreased $4.2 million, or 9.8%, to $38.5 million for the second quarter of 2006 compared with $42.7 million for the second quarter of 2005, due to decreased tons sold over the comparable period and fewer shipments to customers where freight and handling are paid by the Company.

Cost of purchased coal revenue decreased $20.1 million, or 63.8%, to $11.4 million for the second quarter of 2006 from $31.5 million for the second quarter of 2005, due to a decrease in purchased tons sold from 0.7 million in the second quarter of 2005 to 0.2 million in the second quarter of 2006, offset by a 13% increase in the average cost of purchased coal.

Depreciation, depletion and amortization decreased by 5.3% to $57.3 million in the second quarter of 2006 compared to $60.5 million for the second quarter of 2005.

Selling, general and administrative expenses were $13.2 million for the second quarter of 2006 compared to $13.1 million for the second quarter of 2005.

Other expense, which consists of costs associated with the generation of Other revenue, such as costs to operate the synfuel facility, gas wells, and other miscellaneous expenses, remained at $1.6 million for the second quarter of both 2006 and 2005.

Interest

Interest expense increased to $21.6 million for the second quarter of 2006 compared with $14.5 million for the second quarter of 2005. The higher Interest expense was primarily a result of a debt refinancing that occurred in December 2005, which increased debt levels in 2006 compared to 2005, and resulted in a higher effective interest rate.

Income Taxes

Income tax expense was $0.7 million for the second quarter of 2006 compared to Income tax expense of $4.2 million for the second quarter of 2005. The tax rates for the second quarter of 2006 and 2005 were favorably impacted by percentage depletion allowances.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Revenues

For the six months ended June 30, 2006, produced coal revenue increased 3.5% to $968.1 million compared with $935.0 million for the six months ended June 30, 2005. The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the first six months of 2006 compared to the first six months of 2005:

	Six Months Ended June 30, 2006		Increase (Decrease)	% Increase (Decrease)
(In millions, except per ton amounts)	2006	2005
Produced tons sold:
Utility	14.6	15.1	(0.5)	(3%)
Metallurgical	4.0	5.3	(1.3)	(25%)
Industrial	1.7	1.9	(0.2)	(11%)

Total	20.3	22.3	(2.0)	(9%)

Produced coal revenue per ton sold:
Utility	$41.96	$36.08	$5.88	16%
Metallurgical	65.33	55.02	10.31	19%
Industrial	54.35	52.40	1.95	4%
Weighted average	$47.63	$41.97	$5.66	13%

The improvement in average per ton sales price is attributable to increased demand for all grades of coal in the U.S. and for metallurgical coal worldwide. The higher demand has resulted in shortages of certain coals, increasing the market prices of these coals.

Freight and handling revenue decreased $0.8 million, or 1%, to $79.4 million for the first six months of 2006 compared with $80.2 million for the first six months of 2005, due to a decrease in tons sold over the comparable prior period and fewer shipments to customers where freight and handling are paid by the Company.

Purchased coal revenue decreased $32.8 million, or 45.2%, to $39.7 million for the first six months of 2006 from $72.5 million for the first six months of 2005, due to a decrease in purchased tons sold from 1.4 million in the first six months of 2005 to 0.8 million in the first six months of 2006. Massey purchases varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, earnings associated with coal handling facilities, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract settlement payments, and miscellaneous income, decreased to $28.3 million for the first six months of 2006 from $64.8 million for the first six months of 2005. Other revenue for the first six months of 2005 includes a gain of $34.0 million related to the sale of the Company’s ownership interest in the property known as Big Elk Mining Company.

Costs

Cost of produced coal revenue increased approximately 10.5% to $809.0 million for the first six months of 2006 from $732.4 million for the first six months of 2005. Cost of produced coal revenue on a per ton of coal sold basis increased 21% in the first six months of 2006 compared with the first six months of 2005. This increase resulted from a variety of factors including higher labor and benefit costs, higher supply costs, including diesel fuel, explosives and steel prices, productivity issues, as discussed above, and the fire at the Aracoma mine. Also negatively impacting Cost of produced coal revenue were higher sales-related costs for production royalties and severance and black lung excise taxes associated with the increase in average realized prices. Tons produced in the first six months of 2006 were 20.4 million compared to 22.8 million in the first six months of 2005.

Freight and handling costs decreased $0.8 million, or 1%, to $79.4 million for the first six months of 2006 compared with $80.2 million for the first six months of 2005, due to a decrease in tons sold over the comparable period and fewer shipments to customers where freight and handling are paid by the Company.

Cost of purchased coal revenue decreased $27.0 million, or 44%, to $34.4 million for the first six months of 2006 from $61.4 million for the first six months of 2005, due to a decrease in purchased tons sold from 1.4 million in the first six months of 2005 to 0.8 million in the first six months of 2006.

Depreciation, depletion and amortization decreased by 4.2% to $113.9 million in the first six months of 2006 compared to $118.9 million for the first six months of 2005.

Selling, general and administrative expenses were $30.7 million for the first six months of 2006 compared to $32.2 million for the first six months of 2005. The decrease was attributable to lower stock-based compensation accruals.

Other expense, which consists of costs associated with the generation of Other revenue, such as costs to operate the synfuel facility, gas wells, and other miscellaneous expenses, decreased $0.5 million to $3.6 million for the first six months of 2006 from $4.1 million for the first six months of 2005.

Interest

Interest expense increased to $43.2 million for the first six months of 2006 compared with $29.0 million for the first six months of 2005. The higher Interest expense was primarily a result of a debt refinancing that occurred in December 2005, which increased debt levels in 2006 compared to 2005, and resulted in a higher effective interest rate.

Income Taxes

Income tax expense was $2.0 million for the first six months of 2006 compared to Income tax expense of $12.1 million for the first six months of 2005. The tax rate for the first six months of 2006 was favorably impacted by percentage depletion allowances. The tax rate for the first six months of 2005 was favorably impacted by percentage depletion allowances, the usage of a net operating loss carry forward and the adjustment of reserves in connection with the closing of a prior period audit by state taxing authorities.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company’s available liquidity was $303.5 million, comprised of Cash and cash equivalents of $234.0 million and $69.5 million availability from its asset-based revolving credit facility. The total debt-to-book capitalization ratio was 61.1% at June 30, 2006.

The Company’s debt was comprised of the following:

	June 30, 2006	December 31, 2005
	(In Thousands)
6.875% senior notes due 2013, net of discount	$754,549	$754,277
6.625% senior notes due 2010	335,000	335,000
2.25% convertible senior notes due 2024	9,647	9,647
4.75% convertible senior notes due 2023	750	750
Capital lease obligations	14,802	21,443
Fair value hedge adjustment	(7,193)	(7,855)

Total debt	1,107,555	1,113,262
Amounts due within one year	(5,267)	(10,680)

Total long-term debt	$1,102,288	$1,102,582

Cash Flow

Net cash provided by operating activities was $127.9 million for the first six months of 2006 compared to $216.1 million for the first six months of 2005. Cash provided by operating activities reflects net income adjusted for non-cash charges and changes in working capital requirements.

Net cash utilized by investing activities was $151.8 million and $161.2 million for the first six months of 2006 and 2005, respectively. The cash used in investing activities reflects capital expenditures in the amount of $161.6 million and $197.8 million for the first six months of 2006 and 2005, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, and projects to improve the efficiency of mining operations. Additionally, the first six months of 2006 and 2005 included $9.8 million and $36.6 million, respectively, of proceeds provided by the sale of assets. Proceeds from the sale of assets for the first six months of 2005 included $22.5 million in cash related to the sale of the Company’s ownership interest in the property known as Big Elk Mining Company (see Note 10 to the Notes to Condensed Consolidated Financial Statements for further discussion).

Net cash utilized by financing activities was $61.6 million compared to $32.5 million for the first six months of 2006 and 2005, respectively. Financing activities for the first six months of 2006 and 2005 primarily reflect changes in debt levels, as well as the exercising of stock options and payments of dividends. In addition, financing activities for 2006 includes $50 million for the repurchase of 1.3 million shares of the Company’s common stock under the share repurchase program discussed below. During the first six months of 2005, the Company retired $19.9 million of debt outstanding.

Massey believes that cash on hand, cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments, potential share repurchases and anticipated dividend payments for at least the next few years. Nevertheless, the ability of Massey to satisfy its debt service obligations, to fund planned capital expenditures, to repurchase shares or pay dividends will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal industry, debt covenants, and financial, business and other factors, some of which are beyond Massey’s control. Massey frequently evaluates potential acquisitions. In the past, Massey has funded acquisitions primarily with cash generated from operations, but Massey may consider a variety of other sources, depending on the size of any transaction, including debt or equity financing. Additional capital resources may not be available to Massey on terms that Massey finds acceptable, or at all.

Share Repurchase

On November 14, 2005, the Board of Directors authorized a stock repurchase program (the “Repurchase Program”), authorizing the Company to repurchase shares of its common stock. The Company may repurchase its common stock from time to time, as determined by authorized officers of the Company, up to an aggregate amount not to exceed $500 million (excluding commissions). The stock repurchases may be conducted on the open market, through privately negotiated transactions, through derivative transactions or through purchases made in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, in compliance with the SEC’s regulations, the Company’s existing debt covenants, and other legal requirements. The Repurchase Program does not require the Company to acquire any specific number of shares and may be terminated at any time. On April 24, 2006, the Board of Directors amended the program to allow up to $50 million of the $500 million of the share repurchases to commence using cash currently on hand. The share repurchase of $50 million using cash currently on hand was completed on June 8, 2006, with purchase of 1.3 million shares at an average price of $38.47. All shares repurchased under the program have been recorded as Treasury stock.

Debt Ratings

Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”) rate Massey’s long-term debt. On July 31, 2006, S&P lowered its corporate credit rating of the Company to ‘B+’ from ‘BB-’, to reflect their expectation of weaker-than-anticipated financial performance, increased debt leverage and concerns about aggressive shareholders. The outlook assigned by S&P is stable. Moody’s did not change its assigned ratings during the quarter.

Contractual Obligations

The following is a summary of certain of the Company’s significant contractual obligations as of June 30, 2006. Please refer to “Liquidity and Capital Resources” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for a more complete discussion of our significant contractual obligations.

	Payments Due by Years
In thousands	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$1,627,799	74,696	149,393	473,296	930,414
Capital lease obligations (2)	16,564	5,874	4,513	6,177	—
Operating lease obligations	121,147	20,996	49,560	33,388	17,203

Total Obligations	$1,765,510	$101,566	$203,466	$512,861	$947,617

(1)	Long-term debt obligations reflect the future interest and principal payments of the Company’s fixed rate senior unsecured notes outstanding as of June 30, 2006. See Note 5 to the Notes to Condensed Consolidated Financial Statements for additional information.
(2)	Capital lease obligations include the amount of imputed interest over the terms of the leases.

CERTAIN TRENDS AND UNCERTAINTIES

In addition to the trends and uncertainties set forth below, please refer to “Certain Trends and Uncertainties” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of certain trends and uncertainties that may impact our business.

High oil prices may lead to a partial phase-out of IRC Section 29 tax credits, which would reduce the Company’s earnings from its operating and financial arrangements with a synfuel facility it previously owned and currently manages.

Owners of facilities that produce synthetic fuels can qualify for tax credits under the provisions of Section 29 of the Internal Revenue Code of 1986, as amended (“Section 29”). In 2001 and 2002, the Company sold most of its interest in a synfuel facility and subsequently entered into an agreement to manage the facility. As part of the compensation for the sale, the Company received a contingent promissory note that is paid on a cents per Section 29 credit dollar earned based on synfuel tonnage shipped through 2007. The payments to be received by the Company under the contingent promissory note may be reduced or eliminated if the price of oil remains above a certain threshold price set by the Internal Revenue Service (“IRS”) (the “threshold price”). Once the threshold price is reached, the Section 29 credits will be phased out ratably over a $13.50 per barrel range above the threshold price. The threshold price for 2005 was set by the IRS in April 2006 and at a level where there was no phase-out of 2005 Section 29 tax credits. The threshold price for 2006 is expected to be set by the IRS in April 2007. For the year-to-date period through July 31, 2006, the average price of West Texas Intermediate oil was approximately $67.94 per barrel. Assuming the price of oil remains at or above this average in 2006, a portion of the Section 29 credits for 2006 will likely be phased out and the Company’s earnings from its operating and financial arrangements with the synfuel facility will be reduced. If the price of oil rises too high, the majority owner of the synfuel facility may decide to close the facility, which would eliminate all of the Company’s future earnings from its operating and financial arrangements with the synfuel facility.

Inflationary pressures on supplies and labor may adversely affect Massey’s profit margins.

Generally, inflation in the U.S. has been relatively low in recent years. However, over the course of the last two years, the Company has been significantly impacted by price inflation in many of the components of its Cost of goods sold, such as fuel, steel, copper and labor. For instance, the prices of diesel fuel and copper increased approximately 100% and 150%, respectively, over the two-year period ending June 30, 2006. If the prices for which Massey sells its coal do not increase in step with rising costs, the Company’s profit margins will be reduced.

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

The Company uses surety bonds to secure post-mining reclamation, workers’ compensation, wage payment and collection bonds and other miscellaneous obligations. As of June 30, 2006, the Company had $323.9 million of outstanding surety bonds. Those bonds were in place to secure obligations as follows: post-mining reclamation bonds of $294.6 million, workers’ compensation bonds of $10.0 million, wage payment and collection bonds of $8.7 million, and other miscellaneous obligation bonds of $10.6 million.

Generally, the availability and market terms of surety bonds continue to be challenging. If the Company is unable to meet certain financial tests, or to the extent that surety bonds otherwise become unavailable, the Company would need to replace the surety bonds or seek to secure them with letters of credit, cash deposits, or other suitable forms of collateral. As of June 30, 2006, the Company had secured $37.8 million of surety obligations with letters of credit.

From time to time the Company uses bank letters of credit to secure its obligations for worker’s compensation programs, various insurance contracts and other obligations. At June 30, 2006, the Company had $160.4 million of letters of credit outstanding, of which $100.0 million was collateralized by $105.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks, and $60.5 million was issued under the Company’s asset-based lending arrangement. No claims were outstanding against those letters of credit as of June 30, 2006.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended June 30, 2006 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of our critical accounting estimates and assumptions. There has been no significant change to the previously reported information concerning the Company’s Critical Accounting Estimates and Assumptions.

RECENT ACCOUNTING DEVELOPMENTS

In June 2006, the FASB issued FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the potential impact of the interpretation on its financial position and results of operations.

Item 3: QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

Please refer to Item 7A. Quantitative and Qualitative Discussions About Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of certain market risk factors, which may impact our business. There has been no significant change to the Company’s market risk exposures for the six months ended June 30, 2006.

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

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The following describes material developments in legal proceedings affecting the Company, as previously described in Item 3. Legal Proceedings, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and subsequently filed interim reports, as they relate to the fiscal quarter ended June 30, 2006.

Martin County Impoundment Discharge

On October 11, 2000, a partial failure of the coal refuse impoundment of Martin County Coal Corporation, a subsidiary of the Company, released approximately 250 million gallons of coal slurry into two tributary streams of the Big Sandy River in eastern Kentucky. On May 30, 2006, the Federal Mine Safety and Health Review Commission remanded citations and penalties issued by the Mine Safety and Health Administration initially totaling approximately $110,000, subsequently reduced to $5,500 by an administrative law judge (“ALJ”), to a new ALJ for further consideration. The Company believes these items will be resolved without a material impact on its cash flows, results of operations or financial condition.

Valley Fill Litigation

Since September 2005, three environmental groups sued the U.S. Army Corps of Engineers (“Corps”) in the United States District Court for the Southern District of West Virginia, asserting that permits to construct valley fills were issued unlawfully to four of the Company’s surface mines. The suit alleges that the Corps failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act, including preparing environmental impact statements for individual permits. The Company intervened in the suit to protect its interests. Trial is scheduled to start October 3, 2006. If the Court finds that the permits are unlawful, production could be affected at these four surface mines and the process of obtaining Corps permits for all surface mines could become more difficult.

Other Legal Proceedings

Certain other information responsive to this Item 1 is contained in Note 14, “Contingencies,” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

Massey is subject to a variety of risks, including, but not limited to those referenced under the heading “Certain Trends and Uncertainties” of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, those referenced under the heading “Item 1A. Risk Factors” of Part II: Other Information of the Quarterly Report for the quarter ended March 31, 2006 and those referenced herein to other Items contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, including Item 1A. Risk Factors, Item 1. Business, under the headings “Customers and Coal Contracts,” “Competition,” and “Environmental, Safety and Health Laws and Regulations,” Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “Critical Accounting Estimates and Assumptions,” “Certain Trends and Uncertainties” and elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2006, the Company completed a share repurchase of $50 million (see Note 13 to the Notes to Condensed Consolidated Financial Statements). The number of shares repurchased and the average price paid per share for each month in the three months ended June 30, 2006 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(In Thousands, Except Average Price Paid Per Share)
April 1 through April 30	—	—	—	—
May 1 through May 31	716	$40.61	716	$470,923
June 1 through June 31	583	35.84	583	450,029

Total	1,299		1,299

(1)	The Repurchase Program was authorized by the Board of Directors and announced on November 14, 2005 for an aggregate amount not to exceed $500 million. The Repurchase Program does not require the Company to acquire any specific number of shares and may be terminated at any time.

Item 4. Submission of Matters to a Vote of Security Holders

On May 16, 2006, the shareholders of the Company voted on the following proposals at the Annual Meeting of Shareholders at which there were present at the meeting, in person or by proxy, the holders of 61,641,857 shares of common stock, representing 75.19 percent of the total number of shares outstanding as of the record date, such percentage constituting a quorum. Third Point LLC, a shareholder of the Company, using its own proxy soliciting materials, solicited votes in favor of two of its own director nominees, and with respect to the Company’s other proposals solicited votes in accordance with their own recommendations. Due to the fact that there was a contested election of directors, there were no broker non-votes. The independent inspectors of election certified the following results with respect to each of the following proposals, which were ultimately accepted by both the Company and Third Point, LLC:

(1)	Election of Directors. The Company proposed to elect John C. Baldwin, James B. Crawford and E. Gordon Gee as Class I directors to hold office for three years and until their respective successors are duly qualified and elected. Third Point LLC proposed to elect its own nominees Daniel S. Loeb and Todd Q. Swanson in opposition to the Company’s nominees. Based upon the cumulating voting provisions of the Company’s Certificate of Incorporation related to the election of directors, the Company’s and Third Point LLC’s proxies cast their votes toward their respective candidates in the following manner: John C. Baldwin (42,819,381 votes), James B. Crawford (9,459 votes), E. Gordon Gee (48,820,990 votes), Daniel S. Loeb (48,916,154 votes), and Todd Q. Swanson (48,916,153 votes), thereby electing Messrs. Gee, Loeb and Swanson to the Board of Directors. The following directors had terms of office that did not expire at the 2005 Annual Meeting: Don L. Blankenship, Robert H. Foglesong, William R. Grant, Bobby R. Inman, Dan R. Moore and Martha R. Seger. Upon certification of the election results, the Board increased its size to 10 and appointed Mr. Crawford as a Class I director to hold office for three years and until his respective successor is duly qualified and elected.

(2)	Appointment of Ernst & Young LLP. The Company proposed to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006. This proposal was approved, receiving a vote of 61,306,725 “Votes For,” 147,074 “Votes Against,” and 187,058 “Abstentions.”

(3)	Approval of Equity Plan. The Company proposed to approve the Massey Energy Company 2006 Stock and Incentive Compensation Plan,. This proposal received 39,381,003 “Votes For,” 21,929,221 “Votes Against,” and 330,629 “Abstentions.” The “Votes For” represented 63.8% of the shares of the Company’s common stock represented at the meeting, 13.8% more than the percentage amount required to pass, which was a majority of the shares of the Company’s common stock represented at the meeting since the total number of votes cast “For,” “Against,” and “Abstain” represented more than 50% of the total voting power of all outstanding shares of voting stock of the Company as of the record date (40,990,049 shares).

(4)	Approval of Certificate of Incorporation and Bylaw Amendments. The Company proposed to approve amendments to the Company’s Restated Certificate of Incorporation and Restated Bylaws to lower the requirement for amendment of the Company’s Restated Bylaws by shareholders from 80% to 67% of the total voting power of all outstanding shares of voting stock of the Company. This proposal received 60,774,662 “Votes For,” 582,672 “Votes Against” and 283,522 “Abstentions.” The “Votes For” these amendments represented 74.1% of the total voting power of all outstanding shares of voting stock of the Company, which was less than the 80% required by the Company’s Certificate of Incorporation to pass.

Item 6. EXHIBITS

(a)	EXHIBITS

10.1	Fifth Amendment to Credit Agreement dated as of June 14, 2006 by and among A.T. Massey Coal Company, Inc., individually and on behalf of the other Loan Parties, the Required Lenders, UBS AG, Stanford Branch, as administrative agent, and the CIT Group/Business Credit, Inc., as collateral agent and as security trustee, for the Secured Parties and Issuing Bank.

10.2	Second Amendment to the A.T. Massey Coal Company, Inc. Executive Deferred Compensation Plan (Amended and Restated as of January 1, 2005), dated June 1, 2006.

10.3	First Amendment to the Massey Energy Company Stock Plan for Non-Employee Directors (as amended and restated effective May 24, 2005), dated June 27, 2006.

10.4	First Amendment to the Massey Energy Company 1997 Restricted Stock Plan for Non-Employee Directors (as amended and restated effective May 24, 2005), dated June 27, 2006.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY
(Registrant)

Date: August 9, 2006	/s/ E. B. Tolbert
E. B. Tolbert,
Vice President and Chief Financial Officer

/s/ D. W. Owings
D. W. Owings,
Controller