Form 10-Q
period 2006-09-30
MASSEY ENERGY CO
filed 2006-11-09
CIK 37748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006 there were 80,406,685 shares of common stock, $0.625 par value, outstanding.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2006

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Produced coal revenue	$462,434	$418,297	$1,430,563	$1,353,321
Freight and handling revenue	36,049	36,762	115,457	117,007
Purchased coal revenue	16,417	28,166	56,162	100,688
Other revenue	40,997	50,518	69,300	115,287

Total revenues	555,897	533,743	1,671,482	1,686,303

Costs and expenses
Cost of produced coal revenue	393,559	348,982	1,202,537	1,081,410
Freight and handling costs	36,049	36,762	115,457	117,007
Cost of purchased coal revenue	15,539	23,623	49,925	85,050
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	56,667	56,472	168,922	173,345
Selling, general and administrative	929	976	2,619	3,026
Selling, general and administrative	5,193	23,735	35,886	55,893
Other expense	1,347	1,282	4,897	5,360

Total costs and expenses	509,283	491,832	1,580,243	1,521,091

Income before interest and taxes	46,614	41,911	91,239	165,212

Interest income	5,042	3,177	15,157	8,662
Interest expense	(21,459)	(14,799)	(64,701)	(43,843)

Income before taxes	30,197	30,289	41,695	130,031

Income tax expense	(6,041)	(7,766)	(8,065)	(19,871)

Income before cumulative effect of accounting change	24,156	22,523	33,630	110,160
Cumulative effect of accounting change, net of tax	—	—	(639)	—

Net income	$24,156	$22,523	$32,991	$110,160

Income per share - Basic
Income before cumulative effect of accounting change	$0.30	$0.29	$0.42	$1.44
Cumulative effect of accounting change	—	—	(0.01)	—

Net income	$0.30	$0.29	$0.41	$1.44

Income per share - Diluted
Income before cumulative effect of accounting change	$0.30	$0.28	$0.41	$1.31
Cumulative effect of accounting change	—	—	(0.01)	—

Net income	$0.30	$0.28	$0.40	$1.31

Shares used to calculate income per share
Basic	80,319	76,409	80,978	76,286

Diluted	81,057	89,546	81,592	89,409

Dividends per share	$0.04	$0.04	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

UNAUDITED

	September 30, 2006	December 31, 2005*
ASSETS

Current Assets
Cash and cash equivalents	$257,294	$319,418
Trade and other accounts receivable, less allowance of $921 and $2,063 at September 30, 2006 and December 31, 2005, respectively	190,623	152,564
Inventories	190,384	345,654
Deferred taxes	1,652	5,182
Income tax receivable	—	17,944
Other current assets	167,428	203,685

Total current assets	807,381	1,044,447

Net Property, Plant and Equipment	1,781,195	1,715,936

Other Noncurrent Assets
Pension assets	84,920	78,602
Other	135,230	147,427

Total other noncurrent assets	220,150	226,029

Total assets	$2,808,726	$2,986,412

*	Amounts at December 31, 2005 have been derived from audited financial statements.

(Continued On Next Page)

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

UNAUDITED

	September 30, 2006	December 31, 2005*
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable, principally trade and bank overdrafts	$137,860	$162,789
Current portion of debt	3,898	10,680
Payroll and employee benefits	37,528	40,914
Income taxes payable	10,111	—
Other current liabilities	174,983	159,347

Total current liabilities	364,380	373,730

Noncurrent liabilities
Long-term debt	1,102,280	1,102,582
Deferred taxes	165,675	233,627
Other noncurrent liabilities	448,311	435,489

Total noncurrent liabilities	1,716,266	1,771,698

Shareholders’ Equity
Capital Stock
Preferred – authorized 20,000,000 shares without par value; none issued	—	—
Common – authorized 150,000,000 shares of $0.625 par value; issued 82,060,701 and 81,939,989 shares at September 30, 2006 and December 31, 2005, respectively	51,279	51,213
Treasury stock, 1,299,000 shares at cost at September 30, 2006	(49,995)	—
Additional capital	216,132	215,749
Unamortized executive stock plan expense	—	(7,130)
Retained earnings	511,133	581,621
Accumulated other comprehensive loss	(469)	(469)

Total shareholders’ equity	728,080	840,984

Total liabilities and shareholders’ equity	$2,808,726	$2,986,412

*	Amounts at December 31, 2005 have been derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)

UNAUDITED

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,991	$110,160
Adjustments to reconcile Net income to Cash provided by operating activities:
Cumulative effect of accounting change	639	—
Depreciation, depletion and amortization	171,541	176,371
Stock option expense	3,726	—
Deferred income taxes	(4,043)	14,685
Gain on disposal of assets	(41,507)	(48,734)
Gain on reserve exchange	—	(38,198)
Loss on repurchase of senior notes	—	669
Amortization on bond discount & fair value hedge adjustment	1,387	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(37,596)	11,499
Increase in inventories	(7,398)	(62,848)
Decrease in other current assets	29,467	7,032
Decrease (increase) in pension and other assets	103	(15,158)
(Decrease) increase in accounts payable and bank overdrafts	(24,929)	18,773
Increase in accrued income taxes	28,055	19,862
Increase in other accrued liabilities	14,170	33,028
Increase in other noncurrent liabilities	17,217	41,327
Other	243	1,999

Cash provided by operating activities	184,066	270,467

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(238,500)	(282,278)
Proceeds from sale of assets	58,567	41,710

Cash utilized by investing activities	(179,933)	(240,568)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of senior notes	—	(19,890)
Stock repurchase	(49,995)	—
Repayments of capital lease obligations	(8,453)	(16,455)
Proceeds from sale-leaseback transactions	—	26,727
Cash dividends paid	(9,590)	(9,149)
Proceeds from stock options exercised	1,017	7,004
Income tax benefit from stock option exercises	764	—

Cash utilized by financing activities	(66,257)	(11,763)

(Decrease) increase in cash and cash equivalents	(62,124)	18,136
Cash and cash equivalents at beginning of period	319,418	122,531

Cash and cash equivalents at end of period	$257,294	$140,667

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(1) General

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Annual Report on Form 10-K of Massey Energy Company (“Massey” or the “Company”) for the year ended December 31, 2005. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended September 30, 2006 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2006.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals), which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at September 30, 2006 and December 31, 2005, its consolidated results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

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

(2) Inventories

Inventories are comprised of:

	September 30, 2006	December 31, 2005
	(In Thousands)
Saleable coal	$125,104	$118,677
Raw coal	15,503	20,339
Advance stripping costs	—	162,390

Subtotal coal inventory	140,607	301,406
Supplies inventory	49,777	44,248

Total inventory	$190,384	$345,654

Saleable coal represents coal ready for sale, including inventories designated for customer facilities under consignment arrangements of $59.0 million and $56.8 million at September 30, 2006 and December 31, 2005, respectively. Raw coal represents coal that generally requires further processing prior to shipment to the customer. At December 31, 2005, Advance stripping costs consisted of the costs incurred to remove overburden above an unmined coal seam as part of the surface mining process.

At its March 17, 2005 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus regarding the accounting for post-production stripping costs codified in EITF 04-6 (“EITF 04-6”). EITF 04-6 states, “Stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced (extracted) during the period that the stripping costs are incurred.” This consensus limits accounting for production-related stripping costs as a component of inventory to merely those costs associated with extracted or saleable inventories. Therefore, stripping costs associated with in-process (i.e., uncovered, but unextracted) production shall not be recognized in inventory under

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

this consensus, but shall be recorded as Cost of produced coal revenue. This represents a significant change from the Company’s prior accounting for production-related stripping costs that included production-related stripping costs as a component of surface mining inventory.

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

(3) Other Current Assets

Other current assets are comprised of the following:

	September 30, 2006	December 31, 2005
	(In Thousands)
Longwall panel costs	$43,180	$65,648
Deposits	105,367	115,398
Other	18,881	22,639

Total other current assets	$167,428	$203,685

Deposits consist primarily of funds placed in restricted accounts with financial institutions to collateralize letters of credit that support workers’ compensation requirements, insurance and other obligations. As of both September 30, 2006 and December 31, 2005, deposits include $105.0 million of funds pledged as collateral to support outstanding letters of credit.

(4) Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	September 30, 2006	December 31, 2005
	(In Thousands)
Property, plant and equipment, at cost	$3,430,778	$3,283,622
Accumulated depreciation, depletion and amortization	(1,649,583)	(1,567,686)

Net property, plant and equipment	$1,781,195	$1,715,936

Property, plant and equipment includes gross assets under capital leases of $33.9 million and $48.9 million at September 30, 2006 and December 31, 2005, respectively.

During the third quarter of 2006, the Company sold its Falcon reserves, located in Boone County, West Virginia, to a privately held coal company for total consideration of $30.8 million in cash. The sale consisted of approximately 5.5 million tons of coal reserves. The total gain recognized on the sale was $30.0 million (pre-tax), which is included within Other revenue.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(5) Debt

The Company’s debt is comprised of the following:

	September 30, 2006	December 31, 2005
	(In Thousands)
6.875% senior notes due 2013, net of discount	$754,661	$754,277
6.625% senior notes due 2010	335,000	335,000
2.25% convertible senior notes due 2024	9,647	9,647
4.75% convertible senior notes due 2023	730	750
Capital lease obligations	12,993	21,443
Fair value hedge adjustment	(6,853)	(7,855)

Total debt	1,106,178	1,113,262
Amounts due within one year	(3,898)	(10,680)

Total long-term debt	$1,102,280	$1,102,582

The weighted average effective interest rate of the outstanding borrowings was 7.0% at both September 30, 2006 and December 31, 2005, after giving effect to the amortization of the Fair value hedge adjustment. At September 30, 2006, the Company’s available liquidity was $364.2 million, comprised of cash and cash equivalents of $257.3 million and $106.9 million availability from its asset-based revolving credit facility.

In August of 2006, $20,000 of principal amount of the 4.75% Notes due 2023 was converted into 1,031 shares of Massey common stock. No other conversions occurred during the third quarter.

On December 9, 2005, Massey exercised its right to terminate its interest rate swap agreement on the 6.625% Notes, which it entered into in November 2003, because of anticipated increases in the variable interest rate component of the swap. The Company paid a $7.9 million termination payment to the swap counterparty on December 13, 2005. The termination payment, which is reflected in the table above as Fair value hedge adjustment, is being amortized into Interest expense through November 15, 2010. For the three and nine months ended September 30, 2006, $0.3 million and $1.0 million, respectively, of the Fair value hedge adjustment was amortized into Interest expense.

(6) Pension Expense

Net periodic pension expense for both the Company’s qualified defined benefit pension plan and nonqualified supplemental benefit pension plan includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands)
Service cost	$2,265	$2,331	$6,796	$6,993
Interest cost	3,393	3,216	10,178	9,649
Expected return on plan assets	(4,988)	(4,434)	(14,964)	(13,303)
Recognized loss	1,537	902	4,612	2,705
Amortization of prior service cost	(4)	10	(12)	30

Net periodic pension expense	$2,203	$2,025	$6,610	$6,074

For the three months ended September 30, 2006 and 2005, the Company contributed $4.1 million and $7.4 million, respectively, to the qualified defined benefit pension plan. Contributions for the nine months ended September 30, 2006 and 2005, were $13.0 million and $11.6 million, respectively. The Company expects to voluntarily contribute a total of approximately $17 million during 2006 to the qualified defined benefit pension plan. The Company paid benefits to participants of the nonqualified supplemental benefit pension plan of $0.04 million for both the nine-month periods ended September 30, 2006 and 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(7) Other noncurrent liabilities

Other noncurrent liabilities is comprised of the following:

	September 30, 2006	December 31, 2005
	(In Thousands)
Reclamation	$144,858	$139,314
Workers’ compensation and black lung	105,037	97,985
Other postretirement benefits	106,816	101,565
Other	91,600	96,625

Total other noncurrent liabilities	$448,311	$435,489

(8) Black Lung and Workers’ Compensation Expense

Expenses for black lung benefits and workers’ compensation related benefits include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)
Self-insured black lung benefits:
Service cost	$655	$(250)	$1,964	$1,798
Interest cost	715	77	2,146	2,021
Amortization of actuarial gain	(940)	(3,277)	(2,819)	(3,518)

Subtotal black lung benefits expense	430	(3,450)	1,291	301
Other workers’ compensation benefits	11,293	11,705	29,120	32,477

Total black lung and workers’ compensation benefits expense	$11,723	$8,255	$30,411	$32,778

Payments for benefits, premiums and other costs related to black lung and workers’ compensation liabilities were $7.1 million and $9.6 million, for the three months ended September 30, 2006 and 2005, respectively, and were $27.9 million and $30.4 million for the nine months ended September 30, 2006 and 2005, respectively.

(9) Other Postretirement Benefits Expense

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)
Service cost	$940	$(40)	$2,819	$1,763
Interest cost	1,990	1,277	5,969	4,740
Recognized loss	577	300	1,730	1,152
Amortization of prior service credit	(188)	(387)	(563)	(905)

Net periodic postretirement benefit cost	$3,319	$1,150	$9,955	$6,750

Payments for benefits related to postretirement benefit cost were $1.3 million and $1.1 million for the three months ended September 30, 2006 and 2005, respectively, and were $4.0 million and $3.2 million for the nine months ended September 30, 2006 and 2005, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(10) Other Items Affecting Net Income

During the third quarter of 2006, the Company sold its Falcon reserves located in Boone County, West Virginia, to a privately held coal company for total consideration of $30.8 million in cash. The sale consisted of approximately 5.5 million tons of coal reserves. The total gain recognized on the sale was $30.0 million (pre-tax), which is included within Other revenue.

During January 2006, the Logan County resource group’s Aracoma longwall mine experienced a fire that began on a conveyor belt. The Aracoma mine returned to operational status in July 2006.

During the third quarter of 2005, the Company recognized a gain of $38.2 million (pre-tax) from the exchange of coal reserves, which was recorded in Other revenue.

During the third quarter of 2005, the Company recorded a net favorable adjustment of $4.1 million (pre-tax) resulting from a decrease in legal reserves for certain legal matters. During the nine month period ended September 30, 2005, the Company recorded accrued expense of $5.2 million (pre-tax) in legal reserves for certain legal matters.

Also during the first quarter of 2005, the Company sold its ownership interest in the property known as Big Elk Mining Company to a privately held coal company for total consideration of $52.5 million in cash and non-interest bearing notes, plus the assumption of reclamation liabilities associated with the property of approximately $10.1 million. The Company initially received $22.5 million in cash and $30.0 million in a non-interest bearing note for which a reserve of $11.5 million was established. During the fourth quarter of 2005, the Company received $27.0 million in cash for the early repayment of the note from the privately held coal company and released the reserve of $11.5 million. The total realized gain on the sale was $45.9 million (pre-tax), of which $34.0 million was included within Other revenue for the first nine months of 2005, excluding imputed interest income on the promissory note.

(11) Earnings Per Share

The number of shares used to calculate basic earnings per share for the three months and nine months ended September 30, 2006 and 2005 is based on the weighted average outstanding shares of Massey during the respective periods. The number of shares used to calculate diluted earnings per share is based on the number of shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by Massey employees and directors during each period and debt securities currently convertible into common stock during each period. In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities in the amount of 0.3 million shares was excluded from the calculation of the diluted income per common share for the nine months ended September 30, 2006, as such inclusion would result in antidilution.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The computations for basic and diluted income per share are based on the following per share information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands, Except Per Share Amounts)		(In Thousands, Except Per Share Amounts)
Numerator:
Income before cumulative effect of accounting change	$24,156	$22,523	$33,630	$110,160
Cumulative effect of accounting change, net of tax	—	—	(639)	—

Net income - numerator for basic	$24,156	$22,523	$32,991	$110,160
Effect of convertible notes	51	2,350	—	6,984

Adjusted net income - numerator for diluted	$24,207	$24,873	$32,991	$117,144

Denominator:
Weighted average shares - denominator for basic	80,319	76,409	80,978	76,286
Effect of stock options/restricted stock	412	1,121	614	1,107
Effect of convertible notes	326	12,016	—	12,016

Adjusted weighted average shares - denominator for diluted	81,057	89,546	81,592	89,409

Income per share:
Basic
Before cumulative effect of accounting change	$0.30	$0.29	$0.42	$1.44
Cumulative effect of accounting change	$—	$—	$(0.01)	$—

Net income	$0.30	$0.29	$0.41	$1.44

Diluted
Before cumulative effect of accounting change	$0.30	$0.28	$0.41	$1.31
Cumulative effect of accounting change	$—	$—	$(0.01)	$—

Net income	$0.30	$0.28	$0.40	$1.31

The 4.75% Notes are convertible by holders into shares of Massey’s common stock during certain periods under certain circumstances. The 4.75% Notes were no longer eligible for conversion after September 30, 2006. In August 2006, $20,000 of principal amount of the 4.75% Notes was converted into 1,031 shares of Massey common stock. No other conversions of the 4.75% Notes occurred during the third quarter. If all of the 4.75% Notes outstanding at September 30, 2006 had been converted, the Company would have needed to issue 37,649 shares of Massey common stock.

The 2.25% Notes are convertible by holders into shares of Massey’s common stock during certain periods under certain circumstances. The 2.25% Notes were not eligible for conversion at September 30, 2006. If all of the notes outstanding at September 30, 2006 had been eligible and were converted, the Company would have needed to issue 287,113 shares of Massey common stock.

(12) Stock Plans

Description of Stock Plans

The Massey Energy Company 2006 Stock and Incentive Compensation Plan (the “2006 Plan”) became effective on June 28, 2006 upon certification by the independent inspectors of election of the voting results on all the proposals that came before the Company’s shareholders at the Company’s Annual Meeting of Shareholders held on May 16, 2006. The 2006 Plan replaces the five stock-based compensation plans (the “Prior Plans”) the Company had in place prior to the approval of the 2006 Plan, all of which had been approved by the Company’s shareholders. The Prior Plans include the Massey Energy Company 1996 Executive Stock Plan, as amended and restated effective November 30, 2000 (the “1996 Plan”), the Massey Energy Company 1997 Stock Appreciation Rights Plan, as amended and restated effective November 30, 2000 (the “SAR Plan”), the Massey

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Energy Company 1999 Executive Performance Incentive Plan, as amended and restated effective November 30, 2000 (the “1999 Plan”), the Massey Energy Company Stock Plan for Non-Employee Directors, as amended and restated effective May 24, 2005 (the “1995 Plan”), and the Massey Energy Company 1997 Restricted Stock Plan for Non-Employee Directors, as amended and restated effective May 24, 2005 (the “1997 Plan”). Stock-based compensation has been granted under the 2006 Plan and the Prior Plans in the manner described below. Issued and outstanding stock-based compensation has been granted to officers and certain key employees in accordance with the provisions of the 1996 Plan, the SAR Plan, and the 1999 Plan. Issued and outstanding stock-based compensation has been granted to non-employee directors in accordance with the provisions of the 1995 Plan, the 1997 Plan and the 2006 Plan. The 1996 Plan, the 1999 Plan, the SAR Plan and the 2006 Plan are administered by the Compensation Committee of the Board of Directors. The 1995 Plan and the 1997 Plan are administered by a committee comprised of non-participating board members.

The 1996 Plan provided for grants of stock options and restricted stock. The 1999 Plan provided for grants of stock options, restricted stock, incentive awards and stock units. The SAR Plan provided for grants of stock appreciation rights (“SARs”). The 1995 Plan provided for grants of restricted stock and restricted units. The 1997 Plan provided for grants of restricted stock. As of June 28, 2006, grants can no longer be made under the Prior Plans, except for the 1996 Plan, under which grants could no longer be made as of March 2, 2006. All awards previously granted that are outstanding under the Prior Plans will remain effective in accordance with the terms of their grant.

As of September 30, 2006, there were 438,084 shares of restricted stock outstanding and 2,282,833 stock options outstanding with a weighted average exercise term to expiration of 7.5 years and a weighted average exercise price of $25.24 per share, of which 662,853 were exercisable.

The aggregate number of shares of the Company’s common stock that may be issued for future grant under the 2006 Plan as of September 30, 2006 is 3,500,000 plus the number of shares that (i) are represented by restricted stock or unexercised vested or unvested stock options that previously have been granted and were outstanding under the Prior Plans as of June 28, 2006 and (ii) expire or otherwise lapse, are terminated or forfeited, are settled in cash, or are withheld or delivered to the Company for tax purposes at any time after June 28, 2006. The 2006 Plan provides for grants of stock options, SARs, restricted stock, restricted units, unrestricted stock and incentive awards. On August 9, 2006, the Company registered 3,500,000 shares under the 2006 Plan.

Accounting for Stock-Based Compensation

The Company previously accounted for stock-based compensation granted under the Prior Plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. On January 1, 2006, the Company adopted Financial Accounting Standard Board (“FASB”) Statement No. 123(R), Share-Based Payment (“FAS 123R”) using the modified-prospective method. The modified-prospective method requires the Company to recognize compensation cost of equity instruments based on their grant-date fair value. Results from prior periods have not been restated. A cumulative effect of a change in accounting principle of $0.6 million loss (net of tax) was recognized to reflect a change to the fair value method for those liability awards previously accounted for using the intrinsic value method and to reflect the impact of estimated forfeitures. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options as of the date of grant and certain liability awards with option characteristics (i.e., SARs). For periods after the adoption date, compensation cost for both equity and liability awards will be measured and recorded in accordance with the provisions of FAS 123R.

Total compensation expense recognized for share based compensation during the nine months ended September 30, 2006 and 2005 was $2.5 million and $23.6 million, respectively. The total income tax benefit recognized in the consolidated statement of income for share based compensation arrangements during the nine months ended September 30, 2006 and 2005, was approximately $1.0 million and $9.2 million, respectively. The Company recognizes compensation expense on a straight-line basis over the vesting period for the entire award for any awards with graded vesting.

As a result of adopting FAS 123R, the Company recognized non-cash share-based compensation expense for stock options of approximately $3.7 million (pre-tax) for the nine months ended September 30, 2006. The total income tax benefit recognized on this compensation expense was approximately $1.4 million. The Company’s Income before income taxes and Net income for the nine months ended September 30, 2006 was $3.7 million and $2.3 million lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. As of September 30, 2006, there was $16.3 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted-average period of approximately 2.4 years. In the nine months ended September 30, 2006, the Company also reflected $0.8 million of excess tax benefits as a financing cash flow in its consolidated statement of cash flows resulting from the exercise of stock options.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Prior to the adoption of FAS 123R, the Company’s stock options were accounted for in accordance with APB 25, under which no compensation expense was recorded because the exercise price of stock options equaled the market price of the underlying stock on the date of grant. Had the Company adopted FAS 123R in prior periods, the impact of that statement would have approximated the impact of FASB Statement No. 123, Accounting for Stock-based Compensation (as if the fair-value-based recognition provisions of that statement had been applied) as shown in the following table:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In Thousands, Except Per Share Amounts)
Net income, as reported	$22,523	$110,160
Deduct: Total stock-based employee compensation expense for stock options determined under Black-Scholes option pricing model (net of tax)	(862)	(2,769)

Pro forma net income	$21,661	$107,391

Income per share:
Basic - as reported	$0.29	$1.44
Basic - pro forma	$0.28	$1.41
Diluted - as reported	$0.28	$1.31
Diluted - pro forma	$0.27	$1.28

Equity instruments

The Company has granted stock options to its employees under the 1999 Plan and the 1996 Plan. To date, no stock option grants have been made under the 2006 Plan. These options typically have a requisite service period of four years, though there are some awards outstanding with requisite service periods of one year up to four years. Vesting generally occurs ratably over a four-year period, though some stock options fully vest upon the earlier to occur of the Company meeting certain performance criteria or four years from the date of grant. The maximum contractual term of stock options granted is 10 years. At September 30, 2006, the aggregate number of shares that are authorized and available for stock option, SARs, and restricted stock grants from the 2006 Plan is 3,500,000 plus the number of shares that (i) are represented by restricted stock or unexercised vested or unvested stock options that previously have been granted and were outstanding under the Prior Plans as of June 28, 2006 and (ii) expire or otherwise lapse, are terminated or forfeited, are settled in cash, or are withheld or delivered to the Company for tax purposes at any time after June 28, 2006.

During the nine months ended September 30, 2006, 2,309 stock options were granted with a contractual term of ten years. The Company determined the fair value using the Black-Scholes valuation model. Assumptions included an expected term of five years, expected volatility of 55%, estimated using both historical and market data, expected dividend yield of 39% and a risk-free rate of 4.82%.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

A summary of option activity under the plans for the nine months ended September 30, 2006 is presented below:

	Number of Options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate Intrinsic Value
	(In Thousands, Except Exercise Price and Contractual Term)
Outstanding at December 31, 2005	2,486	$24.69
Granted	2	40.98
Exercised (1)	(92)	11.05
Forfeited/expired	(113)	21.49

Outstanding at September 30, 2006	2,283	$25.24	7.5	$8,174

Exercisable at September 30, 2006	663	$14.11	5.6	$4,545

(1)	The Company received $1.0 million in cash proceeds and recognized $0.8 million in tax benefits from the exercise of stock options for the nine months ended September 30, 2006. The intrinsic value of stock options exercised was $2.3 million.

The Company has granted restricted stock to its employees under the 1999 Plan and to non-employee directors under the 1995 Plan and 1997 Plan. Restricted stock awards are valued on the date of grant based on the average of the high and low trading value. As of September 30, 2006, there was $5.9 million of unrecognized compensation cost related to restricted stock expected to be recognized over the next four years. With the adoption of FAS 123R, unearned compensation is recorded on a net basis in Additional capital.

A summary of the status of the Company’s restricted stock at September 30, 2006, and changes for the nine months then ended is presented below:

(shares in 000’s)	Shares	Weighted average grant date fair value
Unvested at December 31, 2005	416	$22.32
Granted	56	$36.12
Vested	(23)	$21.05
Forfeited	(11)	$23.64

Unvested at September 30, 2006	438	$24.14

Liability instruments

The Company uses the fair value method to recognize compensation cost associated with SARs. At both December 31, 2005 and September 30, 2006, there were 262,500 vested SARs outstanding and exercisable. The weighted average exercise price of the SARs was $29.19; the weighted average contractual term was 7.1 years.

The Company also issues stock incentive units, which are classified as liabilities. They are settled with a cash payment for each unit vested equal to the fair market value of the Company’s common stock on the vesting date. During the nine months ended September 30, 2006, 83,401 incentive units were awarded and 2,164 incentive units were settled.

(13) Share Repurchase Program

In the fourth quarter of 2005, the Company’s Board of Directors authorized a $500 million share repurchase program of the Company’s common stock from time to time with free cash flow, as market conditions warrant and existing covenants permit. On April 24, 2006, the Company’s Board of Directors amended the program to allow share repurchases of up to $50 million to commence using cash currently on hand. Share repurchases of $50 million using cash currently on hand were completed on June 8, 2006, with the purchase of 1.3 million shares at an average price of $38.47 per share. All shares repurchased under the program have been recorded as Treasury stock. No repurchases were made during the third quarter of 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(14) Contingencies

Harman

In December 1997, A.T. Massey’s then subsidiary, Wellmore Coal Corporation (“Wellmore”), declared force majeure under its coal supply agreement with Harman Mining Corporation (“Harman”) and reduced the amount of coal to be purchased from Harman. On October 29, 1998, Harman and its sole shareholder sued A.T. Massey and five of its other subsidiaries (“Massey Defendants”) in the Circuit Court of Boone County, West Virginia, alleging that the Massey Defendants tortiously interfered with Wellmore’s agreement with Harman, causing Harman to go out of business. On August 1, 2002, the jury awarded the plaintiffs $50 million in compensatory and punitive damages. On October 24, 2006, the Massey Defendants filed their Petition for Appeal to the Supreme Court of Appeals of West Virginia. As of September 30, 2006, the Company had accrued a liability of $39.7 million, including $11.7 million of interest, which is included in Other current liabilities.

West Virginia Flooding

Since July 2001, the Company and nine subsidiaries have been sued in 17 consolidated civil actions filed in the Circuit Courts of Boone, Fayette, Kanawha, McDowell, Mercer, Raleigh and Wyoming Counties, West Virginia, for alleged property damages and personal injuries arising out of flooding on or about July 8, 2001. Along with 32 other consolidated cases not involving the Company or its subsidiaries, these cases cover approximately 4,300 plaintiffs seeking unquantified compensatory and punitive damages from approximately 180 defendants. The Supreme Court of Appeals of West Virginia transferred all 49 cases to the Circuit Court of Raleigh County, West Virginia, to be handled by a mass litigation panel of three judges. The panel judges will hold multiple trials, each relating to all or part of a watershed. The sole subsidiary of the Company involved in the first trial was dismissed without liability as of March 15, 2006. A second trial scheduled to start September 5, 2006, is to be rescheduled. No additional trials have been scheduled. The Company believes it has insurance coverage applicable to these items.

Since August 2004, six subsidiaries of the Company have been sued in seven civil actions filed in the Circuit Courts of Boone, McDowell, Mingo, Raleigh, Summers, and Wyoming Counties, West Virginia, for alleged property damage and personal injuries arising out of flooding on or about May 2, 2002. These complaints cover approximately 600 plaintiffs seeking unquantified compensatory and punitive damages from approximately 65 defendants.

Since May 2006, the Company and twelve of its subsidiaries have been sued in two civil actions filed in the Circuit Courts of Logan and Mingo Counties, West Virginia, for alleged property damage and personal injuries arising out of flooding between May 30 and June 4, 2004. These complaints cover approximately 400 plaintiffs seeking unquantified compensatory and punitive damages from approximately 55 defendants.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Well Water Contamination

Since September 2004, approximately 540 plaintiffs filed approximately 270 suits against the Company and its subsidiary Rawl Sales & Processing Co. in the Circuit Court of Mingo County, West Virginia, for alleged property damage and personal injuries arising out of slurry injection and impoundment practices allegedly contaminating plaintiffs’ water wells. Plaintiffs seek injunctive relief and unquantified compensatory and punitive damages. The Company believes it has insurance coverage applicable to these items and that they will be resolved without a material impact on its cash flows, results of operations or financial condition.

Wheeling-Pittsburgh Steel

On April 27, 2005, Wheeling-Pittsburgh Steel Corporation (“WPS”) sued the Company’s subsidiary Central West Virginia Energy Company (“CWVE”) in the Circuit Court of Brooke County, West Virginia, seeking (a) an order requiring CWVE to specifically perform its obligations under a Coal Supply Agreement and (b) compensatory damages due to CWVE’s alleged failure to perform and alleged damages to WPS’s coke ovens. WPS later amended its complaint to add Mountain State Carbon, LLC as a plaintiff, the Company as a defendant, and claims for bad faith, misrepresentation and punitive damages. While the Company believes it has sufficient legal reserves for this matter, it is possible that the actual outcome of the matter could vary significantly from this amount. The Company will continue to review the amount of the accrual and any adjustment required to increase or decrease the accrual based on development of the matter will be made in the period determined.

International Coal Group

On November 18, 2005, ICG, LLC (“ICG”), a subsidiary of International Coal Group, Inc., sued the Company’s subsidiary, Massey Coal Sales Company, Inc., d/b/a Massey Utility Sales Company (“MUS”), in the United States District Court for the Eastern District of Kentucky, seeking declaratory relief and compensatory and punitive damages due to MUS’s alleged failure to deliver coal and related matters. On August 2, 2006, the federal court dismissed ICG’s fraud claims and certain breach of contract claims, ruling there was no basis for punitive damages. On June 1, 2006, ICG also sued MUS, the Company, and its subsidiary, Sidney Coal Company, Inc., in Circuit Court in Pike County, Kentucky, alleging tortious interference with a contract between ICG and its customer, seeking compensatory and punitive damages. The Company believes it has defenses to the claims and that these matters will be resolved without a material impact on its cash flows, results of operations or financial condition. The Company does not view this matter to be material and does not intend to report on it in future filings, absent unexpected material developments.

Other Legal Proceedings

The Company is involved in various other legal actions incidental to the conduct of its businesses. Management does not expect a material impact to its cash flows, results of operations or financial condition by reason of those actions.

(15) Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company is currently assessing the potential impact of the statement on its financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurement. It does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the potential impact of the statement on its financial position and results of operations.

In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income and requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. For the Company, SFAS 158 becomes effective for fiscal years ending after December 15, 2006. Gains or losses, prior service costs or credits and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of the fiscal year in which SFAS 158 is initially applied will be recognized, net of tax, as components of the ending balance of Accumulated other comprehensive loss. The Company will adopt SFAS 158 as of December 31, 2006. The Company is currently assessing the impact of SFAS 158 on its financial position and results of operations. The Company will recognize the funded status of its benefit plans in the Condensed Consolidated Balance Sheets as of December 31, 2006. Applying the requirements of SFAS 158 as of December 31, 2005 would have resulted in a decrease in Pension assets of $68.2 million, a decrease in Other noncurrent liabilities of $20.4 million and an increase in Accumulated other comprehensive loss of $47.9 million.

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

FORWARD-LOOKING INFORMATION

From time to time, the Company makes certain comments and disclosures in reports, including this Quarterly Report on Form 10-Q, or through statements made by its officers that may be forward-looking in nature. Examples include statements related to the Company’s future outlook, anticipated capital expenditures, projected cash flows and borrowings, and sources of funding. The Company cautions readers that forward-looking statements, including disclosures that use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “plans,” “projects” and similar statements are subject to certain risks, trends and uncertainties that could cause actual cash flows, results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from the expectations expressed or implied in such forward-looking statements. Any forward-looking statements are also subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. These assumptions are based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of circumstances and events beyond the Company’s control. The Company disclaims any obligation to update these forward-looking statements unless required by securities law, and the Company cautions the reader not to rely on them unduly.

The Company has based any forward-looking statements it has made on its current expectations and assumptions about future events and circumstances that are subject to risks, uncertainties and contingencies that could cause results to differ materially from those discussed in the forward-looking statements, including, but not limited to:

(i)	the Company’s cash flows, results of operation or financial condition;

(ii)	the consummation of acquisition, disposition or financing transactions and the effect thereof on the Company’s business;

(iii)	governmental policies and regulatory actions affecting the coal industry;

(iv)	legal and administrative proceedings, settlements, investigations and claims and the availability of insurance coverage related thereto;

(v)	weather conditions or catastrophic weather-related damage;

(vi)	the Company’s ability to produce coal to meet market expectations and customer requirements;

(vii)	the Company’s ability to obtain and renew permits necessary for the Company’s existing and planned operations;

(viii)	the availability of transportation for the Company’s produced coal;

(ix)	the expansion of the Company’s mining capacity;

(x)	the Company’s ability to manage production costs;

(xi)	the market demand for coal, electricity and steel;

(xii)	the cost and perceived benefits of alternative sources of energy such as natural gas and nuclear energy;

(xiii)	competition among coal and other energy producers, at home and abroad;

(xiv)	the Company’s ability to timely obtain necessary supplies and equipment;

(xv)	the Company’s reliance upon and relationship with its customers and suppliers;

(xvi)	the creditworthiness of the Company’s customers and suppliers;

(xvii)	the Company’s ability to attract, train and retain a skilled workforce to meet replacement or expansion needs;

(xviii)	the Company’s assumptions and projections concerning economically recoverable coal reserve estimates;

(xix)	future economic or capital market conditions;

(xx)	the availability and costs of credit, surety bonds and letters of credit required by the Company;

(xxi)	the Company’s assumptions and projections regarding its pension and other post-retirement benefit liabilities; and

(xxii)	the successful implementation of the Company’s strategic plans and objectives.

Any forward-looking statements should be considered in context with the various disclosures made by the Company about its businesses in its public filings with the SEC, including without limitation the risk factors more specifically described in Part II Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, Part II Item 1A. Risk Factors of the Quarterly Reports for the quarters ended March 31, 2006 and June 30, 2006, and Part I Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The Company reported after-tax earnings for the third quarter of $24.2 million, or $0.30 per basic and diluted share, compared to after-tax earnings of $22.5 million, or $0.29 per basic and $0.28 per diluted share, for the comparable period in 2005. During the third quarter of 2006, the Company sold its Falcon reserves, located in Boone County, West Virginia, to a privately held coal company for total consideration of $30.8 million in cash. The sale consisted of approximately 5.5 million tons of coal reserves as recorded on the Company’s books. The total gain recognized on the sale was $30.0 million (pre-tax), which is included in Other revenue, or $0.24 per diluted share. Included in the third quarter 2005 Net income was a pre-tax, non-cash gain on a coal reserve exchange of $38.2 million ($0.29 per diluted share).

Produced tons sold were 9.4 million in the quarter, compared to 10.0 million in the third quarter of 2005. Third quarter 2006 shipments were negatively affected by productivity issues resulting from a difficult restart of the Aracoma longwall mine in July, which had been idled by a fire since January 2006, and geological difficulties at several underground mines, especially at the Company’s Revolution and Rockhouse longwall mines. The Company continues to be negatively impacted by transportation congestion due to heightened demand for and a lack of rail cars and from a lack of experienced labor and high turnover. The Company produced 9.1 million tons during the quarter, compared to 10.1 million tons produced in the third quarter of 2005. Exports decreased to 0.8 million tons compared to 1.1 million tons exported in the third quarter of 2005.

During the quarter, Produced coal revenue increased by 11% over the prior year third quarter on less tons shipped as Massey benefited from higher prices secured in new agreements as lower-priced contracts expired. These higher priced contracts were negotiated during a period of strong economic growth in China, India, the U.S. and other regions of the world, during which a worldwide shortage of certain grades of coal existed, stockpile inventories at utilities were low, and the cost of natural gas and oil was high. Recently, coal prices have begun to soften as a warm winter and relatively mild summer weather in the U.S. have allowed utilities to rebuild their stockpiles and have lowered the price of natural gas, as natural gas storage injections have reached record levels. The Company’s average Produced coal revenue per ton sold in the quarter of $49.27 increased by 18% compared to $41.75 in the third quarter of 2005. Massey’s average Produced coal revenue per ton in the quarter for metallurgical tons sold increased by 56% to $73.53 per ton compared to $53.17 in the third quarter of 2005.

The Company experienced a number of events during the third quarter of 2006 that it believes should positively impact future production. First, the Aracoma mine was restarted in July 2006 after being idled by a fire in January 2006, although the longwall has had difficulties getting back up to full production. The Company expects the Twilight dragline, which went into production late in the third quarter of 2006, to increase production levels in the fourth quarter. Finally, the Company instituted a new productivity and retention program on August 1, 2006 for all underground miners. The Company expects these events and initiatives will increase productivity for the final months of 2006.

The Company’s Average cash cost per ton sold was $42.48, compared to $37.20 in the previous year’s third quarter. The increased cost level is mainly due to increased sales-related costs resulting from the growth in average per ton realization, materially higher supply costs, including diesel fuel, steel, copper and explosives, higher labor and benefit costs and lower operating productivity. The Company’s management is focused on reducing costs and employing lower cost mining methods, such as surface mining and highwall mining, and utilizing more high productivity mine equipment. Total capital spending for the third quarter of 2006 was $76.9 million, compared to $84.5 million for the third quarter of 2005.

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

	Three Months Ended September 30,
	2006		2005
	$	per ton	$	per ton
	(In Millions, Except Per Ton Amounts)
Total costs and expenses	$509.3		$491.8
Less: Freight and handling costs	36.0		36.7
Less: Cost of purchased coal revenue	15.5		23.6
Less: Depreciation, depletion and amortization	57.6		57.5
Less: Other expense	1.3		1.3

Average cash cost	$398.9	$42.48	$372.7	$37.20

RESULTS OF OPERATIONS

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Revenues

For the third quarter of 2006, produced coal revenue increased 10.5% to $462.4 million compared with $418.3 million for the third quarter of 2005. The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the third quarter of 2006 compared to the third quarter of 2005:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(In millions, except per ton amounts)	2006	2005
Produced tons sold:
Utility	6.9	7.1	(0.2)	(3)%
Metallurgical	1.6	2.1	(0.5)	(24)%
Industrial	0.9	0.8	0.1	13%

Total	9.4	10.0	(0.6)	(6)%

Produced coal revenue per ton sold:
Utility	$43.06	$37.00	$6.06	16%
Metallurgical	75.53	53.17	22.36	42%
Industrial	52.90	53.98	(1.08)	(2)%
Weighted average	$49.27	$41.75	$7.52	18%

The improvement in average per ton sales price is attributable to prices contracted during a period of increased demand for all grades of coal in the U.S. and for metallurgical coal worldwide. The higher demand resulted in shortages of certain coals, increasing the market prices of these coals, and allowed the Company to negotiate agreements containing higher price terms as lower-priced contracts expired.

Freight and handling revenue decreased $0.7 million, or 1.9%, to $36.1 million for the third quarter of 2006 compared with $36.8 million for the third quarter of 2005, due to decreased tons sold over the comparable period and fewer shipments to customers where freight and handling are paid by the Company.

Purchased coal revenue decreased $11.8 million, or 41.8%, to $16.4 million for the third quarter of 2006 from $28.2 million for the third quarter of 2005, due to a decrease in purchased tons sold from 0.6 million in the third quarter of 2005 to 0.3 million in the third quarter of 2006, offset by a 8.7% increase in realization. Massey purchases varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, earnings associated with coal handling facilities, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract settlement payments, and miscellaneous income, decreased to $41.0 million for the third quarter of 2006 from $50.5 million for the third quarter of 2005 due primarily to higher income from sales and exchanges in 2005 versus 2006 and reduced synfuel earnings in 2006. During the third quarter of 2006, the Company recorded a pre-tax gain of $30.0 million on the sale of its Falcon reserves, while the third quarter of 2005 included a pre-tax gain of $38.2 million on a coal reserves exchange (see Note 10 in the Notes to Condensed Consolidated Financial Statements for further discussion).

Costs

Cost of produced coal revenue increased approximately 12.8% to $393.6 million for the third quarter of 2006 from $349.0 million for the third quarter of 2005. Cost of produced coal revenue on a per ton of coal sold basis increased 20.4% in the third quarter of 2006 compared with the third quarter of 2005. This increase resulted from a variety of factors including higher labor and benefit costs, higher supply costs (e.g., diesel fuel, explosives, copper and steel prices), productivity issues at several underground mines, including the Revolution and Rockhouse longwall mines, the restart of the Aracoma mine in July 2006, and the start-up of the Twilight dragline during the third quarter of 2006. Also negatively impacting Cost of produced coal revenue were higher sales-related costs for production royalties, and severance and black lung excise taxes associated with the increase in average realized prices. Tons produced in the third quarter of 2006 were 9.1 million compared to 10.1 million in the third quarter of 2005.

Freight and handling costs decreased $0.7 million, or 1.9%, to $36.1 million for the third quarter of 2006 compared with $36.8 million for the third quarter of 2005, due to decreased tons sold over the comparable period and fewer shipments to customers where freight and handling are paid by the Company.

Cost of purchased coal revenue decreased $8.1 million, or 34.3%, to $15.5 million for the third quarter of 2006 from $23.6 million for the third quarter of 2005, due to a decrease in purchased tons sold from 0.5 million in the third quarter of 2005 to 0.3 million in the third quarter of 2006, offset by a 22.6% increase in the average cost of purchased coal.

Depreciation, depletion and amortization increased to $57.6 million in the third quarter of 2006 compared to $57.5 million for the third quarter of 2005.

Selling, general and administrative expenses were $5.2 million for the third quarter of 2006 compared to $23.7 million for the third quarter of 2005. The decrease was primarily related to reductions to executive compensation accruals in 2006 as a result of the decline in the Company’s stock price during the third quarter of 2006, and lower projected earnings for the full year of 2006 versus large executive compensation accruals in 2005 as a result of an increase in the Company’s stock price during the third quarter of 2005.

Other expense, which consists of costs associated with the generation of Other revenue, such as costs to operate the synfuel facility, gas wells, and other miscellaneous expenses, remained at $1.3 million for the third quarter of both 2006 and 2005.

Interest

Net interest expense increased to $16.4 million for the third quarter of 2006 compared with $11.6 million for the third quarter of 2005. The higher interest expense was primarily a result of a debt refinancing that occurred in December 2005, which increased debt levels in 2006 compared to 2005, and resulted in a higher effective interest rate.

Income Taxes

Income tax expense was $6.0 million for the third quarter of 2006 compared to Income tax expense of $7.8 million for the third quarter of 2005. The tax rates for the third quarter of 2006 and 2005 were favorably impacted by percentage depletion allowances.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Revenues

For the nine months ended September 30, 2006, produced coal revenue increased 5.7% to $1,430.5 million compared with $1,353.3 million for the nine months ended September 30, 2005. The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the first nine months of 2006 compared to the first nine months of 2005:

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(In millions, except per ton amounts)	2006	2005
Produced tons sold:
Utility	21.4	22.2	(0.8)	(4)%
Metallurgical	5.7	7.4	(1.7)	(23)%
Industrial	2.6	2.7	(0.1)	(4)%

Total	29.7	32.3	(2.6)	(8)%

Produced coal revenue per ton sold:
Utility	$42.31	$36.37	$5.94	16%
Metallurgical	67.70	54.50	13.20	24%
Industrial	53.86	52.87	0.99	2%
Weighted average	$48.14	$41.90	$6.24	15%

The improvement in average per ton sales price is attributable to increased demand for all grades of coal in the U.S. and for metallurgical coal worldwide, and the rolling off of lower-priced contracts. The higher demand has resulted in shortages of certain coals, increasing the market prices of these coals, and allowed the Company to negotiate agreements containing higher price terms as lower-priced contracts expired.

Freight and handling revenue decreased $1.5 million, or 1.3%, to $115.5 million for the first nine months of 2006 compared with $117 million for the first nine months of 2005, due to a decrease in tons sold over the comparable prior period and fewer shipments to customers where freight and handling are paid by the Company.

Purchased coal revenue decreased $44.5 million, or 44.2%, to $56.2 million for the first nine months of 2006 from $100.7 million for the first nine months of 2005, due to a decrease in purchased tons sold from 1.9 million in the first nine months of 2005 to 1.1 million in the first nine months of 2006, offset by a 1.3% increase in realization. Massey purchases varying amounts of coal each period to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, earnings associated with coal handling facilities, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract settlement payments, and miscellaneous income, decreased to $69.3 million for the first nine months of 2006 from $115.3 million for the first nine months of 2005. Other revenue for the first nine months of 2006 includes a pre-tax gain of $30.0 million on the sale of the Company’s Falcon reserves (see Note 10 in the Notes to Condensed Consolidated Financial Statements for further discussion). Other revenue for the first nine months of 2005 includes a pre-tax gain of $34.0 million related to the sale of the Company’s ownership interest in the property known as Big Elk Mining Company and a pre-tax gain of $38.2 million on a coal reserves exchange (see Note 10 in the Notes to Condensed Consolidated Financial Statements for further discussion).

Costs

Cost of produced coal revenue increased approximately 11.2% to $1,202.5 million for the first nine months of 2006 from $1,081.4 million for the first nine months of 2005. Cost of produced coal revenue on a per ton of coal sold basis increased 20.9% in the first nine months of 2006 compared with the first nine months of 2005. This increase resulted from a variety of factors including higher labor and benefit costs, higher supply costs, including diesel fuel, explosives, copper and steel prices, productivity issues at several underground mines, including the Revolution and Rockhouse longwall mines, the restart of the

Aracoma mine in July 2006, and the start-up of the Twilight dragline in the third quarter 2006. The fire at the Aracoma mine, which occurred in January 2006, also contributed significantly to the increase in Cost of produced coal revenue. Also negatively impacting Cost of produced coal revenue were higher sales-related costs for production royalties, and severance and black lung excise taxes associated with the increase in average realized prices. Tons produced in the first nine months of 2006 were 29.5 million compared to 32.9 million in the first nine months of 2005.

Freight and handling costs decreased $1.5 million, or 1.3%, to $115.5 million for the first nine months of 2006 compared with $117 million for the first nine months of 2005, due to a decrease in tons sold over the comparable period and fewer shipments to customers where freight and handling are paid by the Company.

Cost of purchased coal revenue decreased $35.1 million, or 41.3%, to $49.9 million for the first nine months of 2006 from $85.1 million for the first nine months of 2005, due to a decrease in purchased tons sold from 1.9 million in the first nine months of 2005 to 1.1 million in the first six months of 2006, offset by a 6.6% increase in the average cost of purchased coal.

Depreciation, depletion and amortization decreased by 2.7% to $171.6 million in the first nine months of 2006 compared to $176.3 million for the first nine months of 2005.

Selling, general and administrative expenses were $35.9 million for the first nine months of 2006 compared to $55.9 million for the first nine months of 2005. The decrease was attributable to lower stock-based compensation accruals due to changes in the price of the Company’s stock and lower performance-linked executive compensation accruals in 2006.

Other expense, which consists of costs associated with the generation of Other revenue, such as costs to operate the synfuel facility, gas wells, and other miscellaneous expenses, decreased $0.5 million to $4.9 million for the first nine months of 2006 from $5.4 million for the first nine months of 2005.

Interest

Net interest expense increased to $49.5 million for the first nine months of 2006 compared with $35.1 million for the first nine months of 2005. The higher interest expense was primarily a result of a debt refinancing that occurred in December 2005, which increased debt levels in 2006 compared to 2005, and resulted in a higher effective interest rate.

Income Taxes

Income tax expense was $8.1 million for the first nine months of 2006 compared to Income tax expense of $19.9 million for the first nine months of 2005. The tax rate for the first nine months of 2006 was favorably impacted by percentage depletion allowances. The tax rate for the first nine months of 2005 was favorably impacted by percentage depletion allowances, the usage of a net operating loss carry forward, the adjustment of reserves in connection with the closing of a prior period audit by the Internal Revenue Service (“IRS”) and the closing of a federal statutory period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company’s available liquidity was $364.2 million, comprised of Cash and cash equivalents of $257.3 million and $106.9 million availability from its asset-based revolving credit facility. The total debt-to-book capitalization ratio was 60.3% at September 30, 2006.

The Company’s debt was comprised of the following:

	September 30, 2006	December 31, 2005
	(In Thousands)
6.875% senior notes due 2013, net of discount	$754,661	$754,277
6.625% senior notes due 2010	335,000	335,000
2.25% convertible senior notes due 2024	9,647	9,647
4.75% convertible senior notes due 2023	730	750
Capital lease obligations	12,993	21,443
Fair value hedge adjustment	(6,853)	(7,855)

Total debt	1,106,178	1,113,262
Amounts due within one year	(3,898)	(10,680)

Total long-term debt	$1,102,280	$1,102,582

Asset-Based Credit Facility

On August 15, 2006, the Company entered into an amended and restated asset-based revolving credit agreement, which provides for available borrowings, including letters of credit, of up to $175 million, depending on the level of eligible inventory and accounts receivable. The previous credit limit was $130 million, including a $100 million sublimit for letters of credit. In addition, the Company achieved improved pricing and extended the facility’s maturity to August 2011. As of September 30, 2006, there were $60.8 million of letters of credit issued and there were no outstanding borrowings under this facility.

Conversion of 4.75% Notes

In August of 2006, $20,000 of principal amount of the 4.75% Notes was converted into 1,031 shares of Massey common stock.

Debt Ratings

Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”) rate Massey’s long-term debt. In response to the Company’s press release dated October 2, 2006, that stated the Company had hired an investment banking firm to review strategic opportunities, S&P changed the Company’s outlook from Stable to Developing. Moody’s changed its rating methodology during the third quarter of 2006 to a Loss-Given-Default method, downgrading the Company’s debt ratings by one notch. Moody’s outlook on all of the Company’s notes remains Stable. Moody’s did not change Massey’s Corporate Family Rating, which is rated at B1.

Current Ratings:	Moody’s	S&P
6.875% Notes	B2	B+
6.625% Notes	B2	B+
2.25% Notes	B2	B+
4.75% Notes	B3	B-

Cash Flow

Net cash provided by operating activities was $184.1 million for the first nine months of 2006 compared to $270.5 million for the first nine months of 2005. Cash provided by operating activities reflects net income adjusted for non-cash charges and changes in working capital requirements.

Net cash utilized by investing activities was $179.9 million and $240.6 million for the first nine months of 2006 and 2005, respectively. The cash used in investing activities reflects capital expenditures in the amount of $238.5 million and $282.3 million for the first nine months of 2006 and 2005, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, and projects to improve the efficiency of mining operations. Additionally, the first nine months of 2006 and 2005 included $58.6 million and $41.7 million, respectively, of proceeds provided by the sale of assets. Proceeds from the sale of assets for the first nine months of 2006 included $30.8 million in cash related to the sale of the Company’s Falcon reserves (see Note 10 to the Notes to Condensed Consolidated Financial Statements for further discussion). Proceeds from the sale of assets for the first nine months of 2005 included $22.5 million in cash related to the sale of the Company’s ownership interest in the property known as Big Elk Mining Company (see Note 10 to the Notes to Condensed Consolidated Financial Statements for further discussion).

Net cash utilized by financing activities was $66.3 million compared to $11.8 million for the first nine months of 2006 and 2005, respectively. Financing activities for the first nine months of 2006 and 2005 primarily reflect changes in debt levels, as well as the exercising of stock options and payments of dividends. In addition, financing activities for the first nine months of 2006 included $50 million for the repurchase of 1.3 million shares of the Company’s common stock under the share repurchase program discussed below and the repayment of $8.5 million of capital lease obligations. During the first nine months of 2005, the Company retired $19.9 million of debt outstanding, repaid $16.5 million of capital lease obligations and generated $26.7 million from a sale-leaseback (operating lease) transaction of certain mining equipment.

Massey believes that cash on hand, cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments, potential share repurchases, additional bonding requirements, requirements to secure additional obligations and anticipated dividend payments for at least the next few years. Nevertheless, the ability of Massey to satisfy its debt service obligations, to fund planned capital expenditures, and to repurchase shares or pay dividends will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal industry, debt covenants, and financial, business and other factors, some of which are beyond Massey’s control. Massey frequently evaluates potential acquisitions. In the past, Massey has funded acquisitions primarily with cash generated from operations, but Massey may consider a variety of other sources, depending on the size of any transaction, including debt or equity financing. Additional capital resources may not be available to Massey on terms that Massey finds acceptable, or at all.

Share Repurchases

On November 14, 2005, the Board of Directors authorized a stock repurchase program (the “Repurchase Program”), authorizing the Company to repurchase shares of its common stock. The Company may repurchase its common stock from time to time, as determined by authorized officers of the Company, up to an aggregate amount not to exceed $500 million (excluding commissions). The stock repurchases may be conducted on the open market, through privately negotiated transactions, through derivative transactions or through purchases made in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (“Exchange Act”), in compliance with the SEC’s regulations, the Company’s existing debt covenants, and other legal requirements. The Repurchase Program does not require the Company to acquire any specific number of shares and may be terminated at any time. On April 24, 2006, the Board of Directors amended the program to allow up to $50 million of the $500 million of the share repurchases to commence using cash currently on hand. Share repurchases of $50 million using cash currently on hand were completed on June 8, 2006, with the purchase of 1.3 million shares at an average price of $38.47. All shares repurchased under the program have been recorded as Treasury stock. No additional repurchases were made during the third quarter of 2006.

Contractual Obligations

The following is a summary of certain of the Company’s significant contractual obligations as of September 30, 2006. Please refer to “Liquidity and Capital Resources” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for a more complete discussion of our significant contractual obligations.

	Payments Due by Years
In thousands	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$1,601,548	74,696	149,393	473,296	904,163
Capital lease obligations (2)	14,581	4,455	4,512	5,614	—
Operating lease obligations	120,713	31,353	49,791	28,425	11,144

Total Obligations	$1,736,842	$110,504	$203,696	$507,335	$915,307

(1)	Long-term debt obligations reflect the future interest and principal payments of the Company’s fixed rate senior unsecured notes outstanding as of September 30, 2006. See Note 5 to the Notes to Condensed Consolidated Financial Statements for additional information.
(2)	Capital lease obligations include the amount of imputed interest over the terms of the leases.

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

High oil prices may lead to a partial phase-out of IRC Section 45K tax credits (formerly Section 29), which would reduce the Company’s earnings from its operating and financial arrangements with a synfuel facility it previously owned and currently manages.

Owners of facilities that produce synthetic fuels can qualify for tax credits under the provisions of Section 45K (formerly Section 29) of the Internal Revenue Code of 1986, as amended (“Section 45K”). In 2001 and 2002, the Company sold most of its interest in a synfuel facility and subsequently entered into an agreement to manage the facility. As part of the compensation for the sale, the Company received a contingent promissory note that is paid on a cents per Section 45K credit dollar earned based on synfuel tonnage shipped through 2007. The payments to be received by the Company under the contingent promissory note may be reduced or eliminated if the price of oil remains above a certain threshold price set by the IRS (the “threshold price”). Once the threshold price is reached, the Section 45K credits will be phased out ratably over a $13.50 per barrel range above the threshold price. The threshold price for 2005 was set by the IRS in April 2006 and at a level where there was no phase-out of 2005 Section 45K tax credits. The threshold price for 2006 is expected to be set by the IRS in April 2007. For the year-to-date period through October 31, 2006, the average price of West Texas Intermediate crude oil was approximately $67.15 per barrel. Assuming the price of oil remains at or above this average in 2006, a portion of the Section 45K credits for 2006 will likely be phased out and the Company’s earnings from its operating and financial arrangements with the synfuel facility will be reduced. If the price of oil rises too high, the majority owner of the synfuel facility may decide to close the facility, which would eliminate all of the Company’s future earnings from its operating and financial arrangements with the synfuel facility.

Inflationary pressures on supplies and labor may adversely affect Massey’s profit margins.

Generally, inflation in the U.S. has been relatively low in recent years. However, over the course of the last two years, the Company has been significantly impacted by price inflation in many of the components of its Cost of produced coal revenue, such as fuel, steel, copper and labor. For instance, the prices of diesel fuel and copper increased approximately 22.6% and 137%, respectively, over the two-year period ending September 30, 2006. If the prices for which Massey sells its coal do not increase in step with rising costs, the Company’s profit margins will be reduced.

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

The Company uses surety bonds to secure post-mining reclamation, workers’ compensation, wage payment and collection bonds and other miscellaneous obligations. As of September 30, 2006, the Company had $329.7 million of outstanding surety bonds. Those bonds were in place to secure obligations as follows: post-mining reclamation bonds of $300.3 million, workers’ compensation bonds of $10.0 million, wage payment and collection bonds of $8.7 million, and other miscellaneous obligation bonds of $10.7 million.

Generally, the availability and market terms of surety bonds continue to be challenging. If the Company is unable to meet certain financial tests, or to the extent that surety bonds otherwise become unavailable, the Company would need to replace the surety bonds or seek to secure them with letters of credit, cash deposits, or other suitable forms of collateral. As of September 30, 2006, the Company had secured $37.8 million of surety obligations with letters of credit.

From time to time the Company uses bank letters of credit to secure its obligations for worker’s compensation programs, various insurance contracts and other obligations. The Office of Workers’ Claims for the Commonwealth of Kentucky has notified the Company of the application of a new actuarial methodology for deriving potential total obligations of existing claims, which has resulted in a preliminary assessment indicating the need for an additional $37.1 million of surety against potential claims. The Company has officially protested the assessment and, pending final resolution of the protest, the requirement for additional surety has been stayed. Any additional surety that is ultimately required will likely be satisfied with a bank letter of credit.

At September 30, 2006, the Company had $160.8 million of letters of credit outstanding, of which $100.0 million was collateralized by $105.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks, and $60.8 million was issued under the Company’s asset-based lending arrangement. No claims were outstanding against those letters of credit as of September 30, 2006.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended September 30, 2006 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of our critical accounting estimates and assumptions. There has been no significant change to the previously reported information concerning the Company’s Critical Accounting Estimates and Assumptions.

RECENT ACCOUNTING DEVELOPMENTS

In June 2006, the FASB issued FIN 48, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company is currently assessing the potential impact of the statement on its financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurement. It does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the potential impact of the statement on its financial position and results of operations.

In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income and requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. For the Company, SFAS 158 becomes effective for fiscal years ending after December 15, 2006. Gains or losses, prior service costs or credits and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of the fiscal year in which SFAS 158 is initially applied will be recognized, net of tax, as components of the ending balance of Accumulated other comprehensive loss. The Company will adopt SFAS 158 as of December 31, 2006. The Company is currently assessing the impact of SFAS 158 on its financial position and results of operations. The Company will recognize the funded status of its benefit plans in the Condensed Consolidated Balance Sheets as of December 31, 2006. Applying the requirements of SFAS 158 as of December 31, 2005 would have resulted in a decrease in Pension assets of $68.2 million, a decrease in Other noncurrent liabilities of $20.4 million and an increase in Accumulated other comprehensive loss of $47.9 million.

Item 3: QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

Please refer to Item 7A. Quantitative and Qualitative Discussions About Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of certain market risk factors, which may impact our business. There has been no significant change to the Company’s market risk exposures for the nine months ended September 30, 2006.

Item 4: CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), the Company’s principal executive officer and Chief Financial Officer (“CFO”), the Company’s principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Information responsive to this Item 1. is contained in Note 14, “Contingencies,” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in Part I Item 3. Legal Proceedings of the Company’s 2005 Annual Report on Form 10-K, and in Part II Item 1. Legal Proceedings of previously filed interim reports, all of which are incorporated herein by reference.

Item 1A. Risk Factors

Massey is subject to a variety of risks, including, but not limited to those referenced under the heading “Certain Trends and Uncertainties” of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, those referenced under the heading “Item 1A. Risk Factors” of Part II: Other Information of the Quarterly Report for the quarters ended March 31, 2006 and June 30, 2006, and those referenced herein to other Items contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, including Item 1A. Risk Factors, Item 1. Business, under the headings “Customers and Coal Contracts,” “Competition,” and “Environmental, Safety and Health Laws and Regulations,” Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “Critical Accounting Estimates and Assumptions,” “Certain Trends and Uncertainties” and elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about shares of the Company’s common stock that were purchased during the third quarter of 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
(In Thousands, Except Average Price Paid Per Share)
July 1 through July 31	—	—	—	—
Aug. 1 through Aug. 31	—	—	—	—
Sept. 1 through Sept. 30	—	—	—	—

Total	—		—	17,821,782	(2)

(1)	The Repurchase Program was authorized by the Board of Directors and announced on November 14, 2005 for an aggregate amount not to exceed $500 million. The Repurchase Program does not require the Company to acquire any specific number of shares and may be terminated at any time.
(2)	Calculated using $450 million which may yet be purchased under the Company’s share repurchase program and $25.25, the closing price of the Company’s common stock as reported on the New York Stock Exchange on October 31, 2006.

Item 6. EXHIBITS

(a) EXHIBITS

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY
(Registrant)

Date: November 9, 2006	/s/ Eric B. Tolbert
Eric B. Tolbert,
Vice President and
Chief Financial Officer

/s/ David W. Owings
David W. Owings,
Controller