Form 10-Q
period 2007-03-31
MASSEY ENERGY CO
filed 2007-05-10
CIK 37748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(804) 788-1800

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 20, 2007 there were 81,099,178 shares of common stock, $0.625 par value, outstanding.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2007

i

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

UNAUDITED

	Three Months Ended March 31,
	2007	2006
Revenues
Produced coal revenue	$519,693	$475,661
Freight and handling revenue	43,852	40,887
Purchased coal revenue	25,174	27,433
Other revenue	18,601	15,488

Total revenues	607,320	559,469

Costs and expenses
Cost of produced coal revenue	402,517	395,210
Freight and handling costs	43,852	40,887
Cost of purchased coal revenue	22,160	22,960
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	61,337	55,842
Selling, general and administrative	812	851
Selling, general and administrative	18,689	17,455
Other expense	2,396	1,974

Total costs and expenses	551,763	535,179

Income before interest and taxes	55,557	24,290
Interest income	5,410	4,939
Interest expense	(21,436)	(21,612)

Income before taxes	39,531	7,617
Income tax expense	(6,924)	(1,367)

Income before cumulative effect of accounting change	32,607	6,250
Cumulative effect of accounting change, net of tax	—	(639)

Net income	$32,607	$5,611

Income per share—Basic
Income before cumulative effect of accounting change	$0.40	$0.08
Cumulative effect of accounting change	—	(0.01)

Net income	$0.40	$0.07

Income per share—Diluted
Income before cumulative effect of accounting change	$0.40	$0.08
Cumulative effect of accounting change	—	(0.01)

Net income	$0.40	$0.07

Shares used to calculate income per share
Basic	80,563	81,541

Diluted	81,048	82,192

Dividends per share	$0.04	$0.04

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

UNAUDITED

	March 31, 2007	December 31, 2006*
ASSETS
Current Assets
Cash and cash equivalents	$271,303	$239,245
Trade and other accounts receivable, less allowance of $576 at March 31, 2007 and December 31, 2006	240,317	197,105
Inventories	194,231	191,056
Deferred taxes	3,720	—
Other current assets	160,326	172,322

Total current assets	869,897	799,728
Net Property, Plant and Equipment	1,772,716	1,776,781

Other Noncurrent Assets
Pension assets	34,906	34,974
Other	130,770	129,213

Total other noncurrent assets	165,676	164,187

Total assets	$2,808,289	$2,740,696

*	Amounts at December 31, 2006 have been derived from audited financial statements.

(Continued On Next Page)

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

UNAUDITED

	March 31, 2007	December 31, 2006*
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable, principally trade and bank overdrafts	$129,092	$117,157
Current portion of debt	1,773	2,583
Payroll and employee benefits	39,246	40,380
Income taxes payable	12,105	19,412
Other current liabilities	194,008	175,005

Total current liabilities	376,224	354,537

Noncurrent liabilities
Long-term debt	1,102,368	1,102,324
Deferred taxes	122,222	116,690
Other noncurrent liabilities	471,946	469,854

Total noncurrent liabilities	1,696,536	1,688,868

Shareholders’ Equity
Capital Stock
Preferred – authorized 20,000,000 shares without par value; none issued	—	—
Common – authorized 150,000,000 shares of $0.625 par value; issued and outstanding—82,393,279 and 82,365,259 shares at March 31, 2007 and December 31, 2006, respectively	51,478	51,458
Treasury stock, 1,299,000 shares at cost at March 31, 2007 and December 31, 2006	(49,995)	(49,995)
Additional capital	224,068	220,650
Retained earnings	550,462	515,894
Accumulated other comprehensive loss	(40,484)	(40,716)

Total shareholders’ equity	735,529	697,291

Total liabilities and shareholders’ equity	$2,808,289	$2,740,696

*	Amounts at December 31, 2006 have been derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

UNAUDITED

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,607	$5,611
Adjustments to reconcile Net income to Cash provided by operating activities:
Cumulative effect of accounting change	—	639
Depreciation, depletion and amortization	62,149	56,693
Share-based compensation expense	3,143	2,095
Deferred income taxes	(390)	1,073
Gain on disposal of assets	(2,664)	(6,754)
Asset retirement obligations accretion	2,894	2,549
Changes in operating assets and liabilities:
Increase in accounts receivable	(43,212)	(42,677)
Increase in inventories	(3,175)	(10,181)
Decrease in other current assets	11,996	7,804
Increase in pension and other assets	(1,737)	(576)
Increase (decrease) in accounts payable and bank overdrafts	11,935	(7,569)
(Decrease) increase in accrued income taxes	(7,307)	16,793
Increase in other accrued liabilities	18,652	10,281
Increase in other noncurrent liabilities	9,433	3,666
Asset retirement obligations payments	(1,937)	(697)
Other	1,622	(651)

Cash provided by operating activities	94,009	38,099

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(59,853)	(76,305)
Proceeds from sale of assets	2,091	8,482

Cash utilized by investing activities	(57,762)	(67,823)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of capital lease obligations	(1,262)	(5,300)
Cash dividends paid	(3,222)	(3,064)
Proceeds from stock options exercised	227	357
Income tax benefit from stock option exercises	68	266

Cash utilized by financing activities	(4,189)	(7,741)

Increase (decrease) in cash and cash equivalents	32,058	(37,465)
Cash and cash equivalents at beginning of period	239,245	319,418

Cash and cash equivalents at end of period	$271,303	$281,953

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	General

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Annual Report on Form 10-K of Massey Energy Company (“we,” “our,” “us”) for the year ended December 31, 2006. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended March 31, 2007 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2007.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary to present fairly our consolidated financial position at March 31, 2007 and our consolidated results of operations and cash flows for the three months ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned and sole, direct operating subsidiary, A.T. Massey Coal Company, Inc. (“A.T. Massey”), and A.T. Massey’s wholly and majority owned direct and indirect subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation. We have no independent assets or operations. We do not have a controlling interest in any separate independent operations. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method.

A.T. Massey fully and unconditionally guarantees our obligations under the 6.625% senior notes due 2010 (the “6.625% Notes”), the 6.875% senior notes due 2013 (the “6.875% Notes”), the 4.75% convertible senior notes due 2023 (the “4.75% Notes”) and the 2.25% convertible senior notes due 2024 (the “2.25% Notes”). In addition, the 6.625% Notes, the 6.875% Notes and the 2.25% Notes are fully and unconditionally, jointly and severally guaranteed by A.T. Massey and substantially all of our indirect operating subsidiaries, each such subsidiary being indirectly 100% owned by us. The subsidiaries not providing a guarantee of the 6.625% Notes, the 6.875% Notes and the 2.25% Notes are minor (as defined under Securities and Exchange Commission (“SEC”) Rule 3-10(h)(6) of Regulation S-X). See Note 5 for a more complete discussion of debt.

(2)	Inventories

Inventories consisted of the following:

	March 31, 2007	December 31, 2006
	(In Thousands)
Saleable coal	$126,567	$124,816
Raw coal	16,221	13,210

Subtotal coal inventory	142,788	138,026
Supplies inventory	51,443	53,030

Total inventory	$194,231	$191,056

Saleable coal represents coal ready for sale, including inventories designated for customer facilities under consignment arrangements of $40.8 million and $61.0 million at March 31, 2007 and December 31, 2006, respectively. Raw coal represents coal that generally requires further processing prior to shipment to the customer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(3)	Other Current Assets

Other current assets are comprised of the following:

	March 31, 2007	December 31, 2006
	(In Thousands)
Longwall panel costs	$26,943	$38,843
Deposits	106,760	106,833
Other	26,623	26,646

Total other current assets	$160,326	$172,322

Deposits consist primarily of funds placed in restricted accounts with financial institutions to collateralize letters of credit that support workers’ compensation requirements, insurance and other obligations. As of both March 31, 2007 and December 31, 2006, deposits include $105.0 million of funds pledged as collateral to support outstanding letters of credit.

(4)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	March 31, 2007	December 31, 2006
	(In Thousands)
Property, plant and equipment, at cost	$3,522,127	$3,477,550
Accumulated depreciation, depletion and amortization	(1,749,411)	(1,700,769)

Net property, plant and equipment	$1,772,716	$1,776,781

Property, plant and equipment includes gross assets under capital leases of $17.3 million and $32.3 million at March 31, 2007 and December 31, 2006, respectively.

(5)	Debt

Debt is comprised of the following:

	March 31, 2007	December 31, 2006
	(In Thousands)
6.875% senior notes due 2013, net of discount	$754,949	$754,804
6.625% senior notes due 2010	335,000	335,000
2.25% convertible senior notes due 2024	9,647	9,647
4.75% convertible senior notes due 2023	730	730
Capital lease obligations	9,970	11,232
Fair value hedge adjustment	(6,155)	(6,506)

Total debt	1,104,141	1,104,907
Amounts due within one year	(1,773)	(2,583)

Total long-term debt	$1,102,368	$1,102,324

The weighted average effective interest rate of the outstanding borrowings was 7.0% at both March 31, 2007 and December 31, 2006, after giving effect to the amortization of the Fair value hedge adjustment. At March 31, 2007, our available liquidity was $383.9 million, comprised of cash and cash equivalents of $271.3 million and $112.6 million availability from our asset-based revolving credit facility.

On December 9, 2005, we exercised our right to terminate our interest rate swap agreement on the 6.625% Notes, which we entered into in November 2003, because of anticipated increases in the variable interest rate component of the swap. We paid

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

a $7.9 million termination payment to the swap counterparty on December 13, 2005. The termination payment, which is reflected in the table above as Fair value hedge adjustment, is being amortized into Interest expense through November 15, 2010. For the three months ended March 31, 2007, $0.4 million of the Fair value hedge adjustment was amortized into Interest expense.

(6)	Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) to create a single model to address accounting for uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007. We increased retained earnings by $5.2 million for the cumulative effect of adoption of FIN 48 as of January 1, 2007. We accrue interest and penalties related to unrecognized tax benefits in Other noncurrent liabilities and recognize the related expense in Income tax expense. We had accrued less than $100,000 for the payment of interest and penalties at January 1, 2007.

We file income tax returns in the United States federal and various state jurisdictions. The Internal Revenue Service (“IRS”) has examined our federal income tax returns, or statutes of limitations have expired for years through 2000. Additionally, the IRS has sent notification to us of no change for our calendar year ended December 31, 2002 tax return. We are currently under audit from the IRS for the fiscal year ended October 31, 2001, and calendar years ended December 31, 2003 and 2004. In the various states where we file state income tax returns, the state tax authorities have examined our state returns, or statutes of limitations have expired through 2001. Management believes that we have adequately provided for any income taxes and interest and penalties that may ultimately be paid with respect to all open tax years. The total amount of unrecognized tax benefits, including penalties and interest, as of January 1, 2007 was approximately $2.3 million. All unrecognized tax benefits would affect the effective tax rate if we were to recognize them. We do not anticipate any significant changes to current unrecognized tax benefits during 2007.

(7)	Pension Expense

Net periodic pension expense for both our qualified defined benefit pension plan and nonqualified supplemental benefit pension plan is comprised of the following components:

	Three Months Ended March 31,
	2007	2006
	(In Thousands)
Service cost	$2,438	$2,191
Interest cost	3,707	3,412
Expected return on plan assets	(5,597)	(4,824)
Recognized loss	772	1,396
Amortization of prior service cost	10	10

Net periodic pension expense	$1,330	$2,185

For the three months ended March 31, 2007 and 2006, we contributed $0.04 million and $4.6 million, respectively, to the qualified defined benefit pension plan. We paid benefits to participants of the nonqualified supplemental benefit pension plan of $0.02 million and $0.01 million for the three-month periods ended March 31, 2007 and 2006, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(8)	Other noncurrent liabilities

Other noncurrent liabilities is comprised of the following:

	March 31, 2007	December 31, 2006
	(In Thousands)
Reclamation	$147,549	$142,687
Workers' compensation and black lung	90,444	89,227
Other postretirement benefits	139,796	138,109
Other	94,157	99,831

Total other noncurrent liabilities	$471,946	$469,854

(9)	Black Lung and Workers’ Compensation Expense

Expenses for black lung benefits and workers’ compensation related benefits include the following components:

	Three Months Ended March 31,
	2007	2006
	(In Thousands)
Self-insured black lung benefits:
Service cost	$675	$625
Interest cost	775	700
Amortization of actuarial gain	(825)	(925)

Subtotal black lung benefits expense	625	400
Other workers' compensation benefits	7,601	9,231

Total black lung and workers' compensation benefits expense	$8,226	$9,631

Payments for benefits, premiums and other costs related to black lung and workers’ compensation liabilities were $6.9 million and $14.4 million for the three months ended March 31, 2007 and 2006, respectively.

(10)	Other Postretirement Benefits Expense

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended March 31,
	2007	2006
	(In Thousands)
Service cost	$975	$1,050
Interest cost	2,075	1,925
Recognized loss	475	475
Amortization of prior service credit	(200)	(200)

Net periodic postretirement benefit cost	$3,325	$3,250

Payments for benefits related to postretirement benefit cost were $1.2 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively.

Multi-Employer Benefits

In March 2007, we entered into a settlement agreement with the United Mine Workers of America Combined Benefit Fund that resolved all previous issues related to the calculation of payments. We received an initial reimbursement from the Combined Fund of $2.0 million in March 2007 and received the remaining reimbursement in April 2007. The entire amount of $3.6 million was recorded in the first quarter with approximately $3.25 million of the settlement applied against Cost of produced coal revenue and approximately $0.35 million applied to Interest income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(11)	Earnings Per Share

The number of shares of our common stock, $0.625 par value (“Common Stock”) used to calculate basic earnings per share for the three months ended March 31, 2007 and 2006 is based on the weighted average of outstanding shares during the respective periods. The number of shares of Common Stock used to calculate diluted earnings per share is based on the number of shares of Common Stock used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by our employees and directors during each period and debt securities currently convertible into shares of Common Stock during each period. In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities in the amount of 0.3 million shares of Common Stock was excluded from the calculation of diluted income per common share for the three months ended March 31, 2006, as such inclusion would result in antidilution.

The computations for basic and diluted income per share are based on the following per share information:

	Three Months Ended March 31,
	2007	2006
	(In Thousands, Except Per Share Amounts)
Numerator:
Income before cumulative effect of accounting change	$32,607	$6,250
Cumulative effect of accounting change, net of tax	—	(639)

Net income—numerator for basic	$32,607	$5,611
Effect of convertible notes	50	—

Adjusted net income—numerator for diluted	$32,657	$5,611

Denominator:
Weighted average shares—denominator for basic	80,563	81,541
Effect of stock options/restricted stock	161	651
Effect of convertible notes	324	—

Adjusted weighted average shares—denominator for diluted	81,048	82,192

Income per share:
Basic
Before cumulative effect of accounting change	$0.40	$0.08
Cumulative effect of accounting change	$—	$(0.01)

Net income	$0.40	$0.07

Diluted
Before cumulative effect of accounting change	$0.40	$0.08
Cumulative effect of accounting change	$—	$(0.01)

Net income	$0.40	$0.07

The 4.75% Notes are convertible by holders into shares of Common Stock during certain periods under certain circumstances. As of March 31, 2007, the price per share of Common Stock had reached the specified threshold for conversion. Consequently, the 4.75% Notes are convertible into shares of Common Stock until June 30, 2007, the last day of our second quarter. The 4.75% Notes may be convertible beyond this date if the specified threshold for conversion is met in subsequent quarters. If all of the 4.75% Notes outstanding at March 31, 2007 had been converted as of such date into shares of Common Stock, we would have needed to issue 37,649 shares of Common Stock.

The 2.25% Notes are convertible by holders into shares of Common Stock during certain periods under certain circumstances. The 2.25% Notes were not eligible for conversion at March 31, 2007. If all of the notes outstanding at March 31, 2007 had been eligible and were converted as of such date into shares of Common Stock, we would have needed to issue 287,113 shares of Common Stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(12)	Contingencies

Harman

In December 1997, A.T. Massey’s then subsidiary Wellmore Coal Corporation (“Wellmore”) declared force majeure under its coal supply agreement with Harman Mining Corporation (“Harman”) and reduced the amount of coal to be purchased from Harman. On October 29, 1998, Harman and its sole shareholder sued A.T. Massey and five of its subsidiaries (“Massey Defendants”) in the Circuit Court of Boone County, West Virginia, alleging that the Massey Defendants tortiously interfered with Wellmore’s agreement with Harman, causing Harman to go out of business. On August 1, 2002, the jury awarded the plaintiffs $50 million in compensatory and punitive damages. On April 5, 2007, the Supreme Court of Appeals of West Virginia accepted the Massey Defendants’ Petition for Appeal. As of March 31, 2007, the Company had accrued a liability of $32.3 million, including $10.3 million of interest, which is included in Other current liabilities.

West Virginia Flooding

Since July 2001, we and nine of our subsidiaries have been sued in 17 consolidated civil actions filed in the Circuit Courts of Boone, Fayette, Kanawha, McDowell, Mercer, Raleigh and Wyoming Counties, West Virginia, for alleged property damages and personal injuries arising out of flooding on or about July 8, 2001. Along with 32 other consolidated cases not involving us or our subsidiaries, these cases cover approximately 4,300 plaintiffs seeking unquantified compensatory and punitive damages from approximately 180 defendants. The Supreme Court of Appeals of West Virginia transferred all 49 cases to the Circuit Court of Raleigh County, West Virginia, to be handled by a mass litigation panel of three judges. The panel judges will hold multiple trials, each relating to all or part of a watershed. On January 18, 2007, a panel judge dismissed all claims asserted by all plaintiffs within the Coal River watershed. On March 15, 2007, in a case not directly involving us or our subsidiaries, a second panel judge vacated a jury verdict covering the Mullens/Oceana subwatershed, entering judgment for the defendants. We believe we have insurance coverage applicable to these items.

Since August 2004, five of our subsidiaries have been sued in six civil actions filed in the Circuit Courts of Boone, McDowell, Mingo, Raleigh, Summers, and Wyoming Counties, West Virginia, for alleged property damage and personal injuries arising out of flooding on or about May 2, 2002. A sixth subsidiary was dropped from a seventh suit. These complaints cover approximately 600 plaintiffs seeking unquantified compensatory and punitive damages from approximately 65 defendants.

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

West Virginia Trucking

Since January 2003, an advocacy group and residents in Boone, Kanawha, Mingo and Raleigh Counties, West Virginia, filed 17 suits in the Circuit Courts of Kanawha and Mingo Counties, West Virginia, against us and 15 of our subsidiaries. The claims against us and three of our subsidiaries were dismissed. Plaintiffs alleged that we and our subsidiaries named in the suit illegally transported coal in overloaded trucks, causing damage to state roads, thereby interfering with plaintiffs’ use and enjoyment of their properties and their right to use the public roads. Plaintiffs seek injunctive relief and compensatory and punitive damages. The Supreme Court of Appeals of West Virginia referred the consolidated lawsuits, and three similar lawsuits against other coal and transportation companies not involving us or our subsidiaries, to the Circuit Court of Lincoln County, West Virginia, to be handled by a mass litigation panel of one judge. The cases are stayed while questions about whether private parties may sue for damages to public roads are certified to the Supreme Court of Appeals. We believe we have insurance coverage applicable to these items and that such cases will be resolved without a material impact on our cash flows, results of operations or financial condition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Well Water Contamination

Since September 2004, approximately 710 plaintiffs filed approximately 400 suits against us and our subsidiary Rawl Sales & Processing Co. in the Circuit Court of Mingo County, West Virginia, for alleged property damage and personal injuries arising out of slurry injection and impoundment practices allegedly contaminating plaintiffs’ water wells. Plaintiffs seek injunctive relief and unquantified compensatory and punitive damages. We believe we have insurance coverage applicable to these items and that they will be resolved without a material impact on our cash flows, results of operations or financial condition.

Wheeling-Pittsburgh Steel

On April 27, 2005, Wheeling-Pittsburgh Steel Corporation (“WPS”) sued our subsidiary Central West Virginia Energy Company (“CWVE”) in the Circuit Court of Brooke County, West Virginia, seeking (a) an order requiring CWVE to specifically perform its obligations under a Coal Supply Agreement and (b) compensatory damages due to CWVE’s alleged failure to perform and alleged damages to WPS’s coke ovens. WPS later amended its complaint to add Mountain State Carbon, LLC as a plaintiff, us as a defendant, and claims for bad faith, misrepresentation and punitive damages. Trial is scheduled to commence May 29, 2007. While we believe we have sufficient legal reserves for this matter, it is possible that the actual outcome of the matter could vary significantly from this amount. We will continue to review the amount of the accrual and any adjustment required to increase or decrease the accrual based on development of the matter will be made in the period determined.

Surface Mining Fill Litigation

Since September 2005, three environmental groups sued the U.S. Army Corps of Engineers (“Corps”) in the United States District Court for the Southern District of West Virginia, asserting the Corps unlawfully issued permits to four of our surface mines to construct fills. The suit alleges that the Corps failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act, including preparing environmental impact statements for individual permits. We intervened in the suit to protect our interests. On March 23, 2007, the Court rescinded four of our permits, resulting in the temporary suspension of mining. We are appealing that ruling to the United States Court of Appeals for the Fourth Circuit. On April 17, 2007, the trial Court partially stayed its ruling, permitting mining to resume in fills that were already under construction. If the permits are ultimately held to be unlawfully issued, production could be affected at these surface mines, and the process of obtaining new Corps permits for all surface mines could become more difficult. We do not expect any material impact to our financial statements in 2007 and will continue to monitor developments in the matter.

International Coal Group

On November 18, 2005, ICG, LLC (“ICG”), a subsidiary of International Coal Group, Inc., sued our subsidiary Massey Coal Sales Company, Inc., d/b/a Massey Utility Sales Company (“MUS”), in the United States District Court for the Eastern District of Kentucky, seeking declaratory relief and compensatory and punitive damages due to MUS’s alleged failure to deliver coal and related matters. On August 2, 2006, the federal court dismissed ICG’s fraud claims and certain breach of contract claims, ruling there was no basis for punitive damages. On June 1, 2006, ICG also sued MUS, our subsidiary Sidney Coal Company, Inc. and us in Circuit Court in Pike County, Kentucky, alleging tortious interference with a contract between ICG and its customer, seeking compensatory and punitive damages. We believe we have defenses to the claims and that these matters will be resolved without a material impact on our cash flows, results of operations or financial condition.

Other Legal Proceedings

We are parties to a number of other legal proceedings, incident to our normal business activities. These matters include contract disputes, personal injury, property damage and employment matters. While we cannot predict the outcome of these proceedings, based on our current estimates we do not believe that any liability arising from these matters individually or in the aggregate should have a material impact upon our consolidated cash flows, results of operations or financial condition. It is reasonably possible, however, that the ultimate liabilities in the future with respect to these lawsuits and claims, in the aggregate, may be material to our cash flows, results of operations or financial condition.

(13)	Accounting Pronouncements

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

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006.

FORWARD-LOOKING INFORMATION

From time to time, we make certain comments and disclosures in reports, including this report, or through statements made by our officers that may be forward-looking in nature. Examples include statements related to our future outlook, anticipated capital expenditures, projected cash flows and borrowings, and sources of funding. We caution readers that forward-looking statements, including disclosures that use words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project” and similar statements are subject to certain risks, trends and uncertainties that could cause actual cash flows, results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from the expectations expressed or implied in such forward-looking statements. Any forward-looking statements are also subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions. These assumptions are based on facts and conditions, as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of circumstances and events beyond our control. We disclaim any obligation to update these forward-looking statements unless required by securities law, and we caution the reader not to rely on them unduly.

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

Any forward-looking statements should be considered in context with the various disclosures made by us about our businesses in our public filings with the SEC, including without limitation the risk factors more specifically described in Part II Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and in Part I Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2006.

AVAILABLE INFORMATION

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov. You may also read and copy any of our document files at the SEC’s public reference room at 450 Fifth Street, NW, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. We make available, free of charge through our Internet website, www.masseyenergyco.com, our annual report, quarterly reports, current reports, proxy statements, section 16 reports and other information (and any amendments thereto) as soon as practicable after filing or furnishing the material to the SEC, in addition to, our Corporate Governance Guidelines, codes of ethics and the charters of the Audit, Compensation, Executive, Governance and Nominating, and Safety, Environmental and Public Policy Committees. These materials also may be requested at no cost by telephone at (866) 814-6512 and by mail at: Massey Energy Company, Post Office Box 26765, Richmond, Virginia 23261, Attention: Investor Relations.

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

We reported after-tax earnings for the first quarter of $32.6 million, or $0.40 per share, compared to after-tax earnings of $5.6 million, or $0.07 per share, for the comparable period in 2006.

Produced tons sold were 9.9 million in the quarter, compared to 10.1 million in the first quarter of 2006. Shipments for the first quarter of 2007 were negatively impacted by severe weather that disrupted railroad shipments. We produced 10.5 million tons in both the first quarter of 2007 and 2006. Exports were 1.3 million tons in both the first quarter of 2007 and 2006.

During the quarter, Produced coal revenue increased by 9% over the prior year first quarter on less tons shipped as we benefited from higher prices secured in new agreements as lower-priced contracts expired. These higher priced contracts were negotiated during a period of strong economic growth in China, India, the U.S. and other regions of the world, during which a worldwide shortage of certain grades of coal existed, stockpile inventories at utilities were low, and the cost of natural gas and oil was high. In 2006, coal prices softened as a warm winter and relatively mild summer weather in the U.S. allowed utilities to rebuild their stockpiles and lowered the price of natural gas, allowing natural gas storage injections to reach record levels. Since the end of 2006, pricing has stabilized as utility inventories have begun decreasing back to more customary levels, affected by weather interrupting deliveries out of the Powder River Basin, production decreases in Central Appalachia and an adverse court ruling on permitting surface mines in West Virginia. Our average Produced coal revenue per ton sold in the quarter of $52.26 increased by 11% compared to $46.90 in the first quarter of 2006. Our average Produced coal revenue per ton in the quarter for metallurgical tons sold increased by 18% to $73.68 per ton compared to $62.44 in the first quarter of 2006.

Our Average cash cost per ton sold (see Note below) was $42.36, compared to $40.69 in the previous year’s first quarter. The increased cost level is primarily due to increased sales-related costs and higher supply costs. Average cash cost per ton in the first quarter of 2007, however, decreased by $2.03 from $44.39 in the fourth quarter of 2006, mainly due to productivity improvements achieved as a result of a more stable workforce, as our turnover rate has declined steadily from the high levels we experienced in 2005 and 2006. Our management is focused on reducing costs and employing lower cost mining methods, such as surface mining and highwall mining, and utilizing more high productivity mine equipment. Total capital spending for the first quarter of 2007 was $59.9 million, compared to $76.3 million for the first quarter of 2006.

Note: Average cash cost per ton is calculated as the sum of Cost of produced coal revenue and Selling, general and administrative expense (excluding Depreciation, depletion and amortization), divided by the number of produced tons sold. Although Average cash cost per ton is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), management believes that it is useful to investors in evaluating us because it is widely used in the coal industry as a measure to evaluate a company’s control over its cash costs. Average cash cost per ton should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. In addition, because Average cash cost per ton is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. The table below reconciles the GAAP measure of Total costs and expenses to Average cash cost per ton.

	Three Months Ended
	March 31 2007		March 31 2006		December 31 2006
	$	per ton	$	per ton	$	per ton
	(In Millions, Except Per Ton Amounts)
Total costs and expenses	$551.7		$535.2		$528.6
Less: Freight and handling costs	43.9		40.9		41.1
Less: Cost of purchased coal revenue	22.1		22.9		12.7
Less: Depreciation, depletion and amortization	62.1		56.7		59.0
Less: Other expense	2.4		2.0		1.3

Average cash cost	$421.2	$42.36	$412.7	$40.69	$414.5	$44.39

RESULTS OF OPERATIONS

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Revenues

For the first quarter of 2007, produced coal revenue increased 9% to $519.7 million compared with $475.7 million for the first quarter of 2006. The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the first quarter of 2007 compared to the first quarter of 2006:

	Three Months Ended March 31,
(In millions, except per ton amounts)	2007	2006	Increase (Decrease)	% Increase (Decrease)
Produced tons sold:
Utility	6.6	7.1	(0.5)	(7)%
Metallurgical	2.3	2.1	0.2	10%
Industrial	1.0	0.9	0.1	11%

Total	9.9	10.1	(0.2)	(2)%

Produced coal revenue per ton sold:
Utility	$45.01	$41.18	$3.83	9%
Metallurgical	73.68	62.44	11.24	18%
Industrial	51.08	55.33	(4.25)	(8)%
Weighted average	$52.26	$46.90	$5.36	11%

The improvement in average per ton sales price is attributable to prices contracted during a period of increased demand for most grades of coal in the United States and for metallurgical coal worldwide. The higher demand resulted in shortages of certain coals, increasing the market prices of these coals, and allowed us to negotiate agreements containing higher price terms as lower-priced contracts expired. The decrease in average per ton sales price for the industrial market is mainly attributable to the shipment of more lower-quality, lower-priced industrial coal in the first quarter of 2007 than in the first quarter of 2006 and lower pricing on recently contracted sales.

Freight and handling revenue increased $3.0 million, or 7%, to $43.9 million for the first quarter of 2007 compared with $40.9 million for the first quarter of 2006, due to an increase in freight rates over the comparable prior period.

Purchased coal revenue decreased $2.2 million, or 8%, to $25.2 million for the first quarter of 2007 from $27.4 million for the first quarter of 2006, due to a decrease in purchased tons sold of 0.1 million in the first quarter of 2007 compared to the first quarter of 2006. We purchase varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, earnings associated with coal handling facilities, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract buyout payments, and miscellaneous income, increased to $18.6 million for the first quarter of 2007 from $15.5 million for the first quarter of 2006 due primarily to higher income from contract buyout payments and increased synfuel earnings in 2007.

Costs

Cost of produced coal revenue increased approximately 2% to $402.5 million for the first quarter of 2007 from $395.2 million for the first quarter of 2006. Cost of produced coal revenue on a per ton of coal sold basis increased 4% in the first quarter of 2007 compared with the first quarter of 2006. The increased cost level is primarily due to higher supply costs and higher sales-related costs for production royalties, and severance and black lung excise taxes associated with the increase in average realized prices. Tons produced in the first quarters of 2007 and 2006 were 10.5 million.

Freight and handling costs increased $3.0 million, or 7%, to $43.9 million for the first quarter of 2007 compared with $40.9 million for the first quarter of 2006, due to an increase in freight rates over the comparable prior period.

Cost of purchased coal revenue decreased $0.8 million, or 3.5%, to $22.2 million for the first quarter of 2007 from $23.0 million for the first quarter of 2006, due to a decrease in purchased tons sold of 0.1 million in the first quarter of 2007 compared to the first quarter of 2006.

Depreciation, depletion and amortization increased to $62.1 million in the first quarter of 2007 compared to $56.7 million for the first quarter of 2006. The increase was primarily attributable to the higher level of capital expenditures during the last twelve months.

Selling, general and administrative expenses were $18.7 million for the first quarter of 2007 compared to $17.5 million for the first quarter of 2006. The increase was attributable to higher stock-based compensation expense.

Other expense, which consists of costs associated with the generation of Other revenue, such as costs to operate the synfuel facility, gas wells, and other miscellaneous expenses, increased $0.4 million to $2.4 million for the first quarter of 2007 from $2.0 million for the first quarter of 2006.

Interest

Interest expense decreased to $21.4 million for the first quarter of 2007 compared with $21.6 million for the first quarter of 2006.

Income Taxes

Income tax expense was $6.9 million for the first quarter of 2007 compared to Income tax expense of $1.4 million for the first quarter of 2006. The tax rates for the first quarter of 2007 and 2006 were favorably impacted by percentage depletion allowances.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, our available liquidity was $383.9 million, comprised of Cash and cash equivalents of $271.3 million and $112.6 million availability from our asset-based revolving credit facility. The total debt-to-book capitalization ratio was 60.2% at March 31, 2007.

Our debt is comprised of the following:

	March 31, 2007	December 31, 2006
	(In Thousands)
6.875% senior notes due 2013, net of discount	$754,949	$754,804
6.625% senior notes due 2010	335,000	335,000
2.25% convertible senior notes due 2024	9,647	9,647
4.75% convertible senior notes due 2023	730	730
Capital lease obligations	9,970	11,232
Fair value hedge adjustment	(6,155)	(6,506)

Total debt	1,104,141	1,104,907
Amounts due within one year	(1,773)	(2,583)

Total long-term debt	$1,102,368	$1,102,324

We believe that as of March 31, 2007, we were, and currently are, in compliance with all of our debt covenants.

Net cash provided by operating activities was $94.0 million for the first three months of 2007 compared to $38.1 million for the first three months of 2006. Cash provided by operating activities reflects net income adjusted for non-cash charges and changes in working capital requirements.

Net cash utilized by investing activities was $57.8 million and $67.8 million for the first three months of 2007 and 2006, respectively. The cash used in investing activities reflects capital expenditures in the amount of $59.9 million and $76.3 million for the first three months of 2007 and 2006, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, and projects to improve the efficiency of mining operations. Additionally, the first three months of 2007 and 2006 included $2.1 million and $8.5 million, respectively, of proceeds provided by the sale of assets.

Net cash utilized by financing activities was $4.2 million compared to $7.7 million for the first three months of 2007 and 2006, respectively. Financing activities for the first three months of 2007 and 2006 primarily reflect changes in debt levels, as well as the exercising of stock options and payments of dividends.

We believe that cash on hand, cash generated from operations and our borrowing capacity will be sufficient to meet our working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments, potential share repurchases, additional bonding requirements, requirements to secure additional obligations and anticipated dividend payments for at least the next few years. Nevertheless, our ability to satisfy our debt service obligations, to fund planned capital expenditures, and to repurchase shares or pay dividends will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry, debt covenants, and financial, business and other factors, some of which are beyond our control. We frequently evaluate potential acquisitions. In the past, we have funded acquisitions primarily with cash generated from operations, but we may consider a variety of other sources, depending on the size of any transaction, including debt or equity financing. Additional capital resources may not be available to us on terms that we find acceptable, or at all.

Contractual Obligations

The following is a summary of certain of our significant contractual obligations as of March 31, 2007. Please refer to “Liquidity and Capital Resources” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2006, for a more complete discussion of our significant contractual obligations.

	Payments Due by Years
In thousands	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$1,550,875	74,695	149,391	462,197	864,592
Capital lease obligations (2)	11,255	2,256	4,513	4,486	—
Operating lease obligations	140,149	34,325	61,990	34,660	9,174

Total Obligations (3)	$1,702,279	$111,276	$215,894	$501,343	$873,766

(1)	Long-term debt obligations reflect the future interest and principal payments our fixed rate senior unsecured notes outstanding as of March 31, 2007. See Note 5 to the Notes to Condensed Consolidated Financial Statements for additional information.
(2)	Capital lease obligations include the amount of imputed interest over the terms of the leases.
(3)	The contractual obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

CERTAIN TRENDS AND UNCERTAINTIES

In addition to the trends and uncertainties set forth below, please refer to “Certain Trends and Uncertainties” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, of our Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion of certain trends and uncertainties that may impact our business.

High oil prices may lead to a partial phase-out of IRC Section 45K tax credits, which would reduce our earnings from our operating and financial arrangements with a synfuel facility we previously owned and currently manage.

Owners of facilities that produce synthetic fuels can qualify for tax credits under the provisions of Section 45K of the Internal Revenue Code of 1986, as amended (“Section 45K”). In 2001 and 2002, we sold most of our interest in a synfuel facility and subsequently entered into an agreement to manage the facility. As part of the compensation for the sale, we received a contingent promissory note that is paid on a cents per Section 45K credit dollar earned based on synfuel tonnage shipped through 2007. The payments to be received by us under the contingent promissory note may be reduced or eliminated if the price of oil remains above a certain threshold price set by the IRS (the “threshold price”). Once the threshold price is reached, the Section 45K credits will be phased out ratably over an approximate $14.00 per barrel range above the threshold price. The threshold price for 2006 was set by the

IRS in April 2007 and at a level where there was a partial phase-out of 2006 Section 45K tax credits. The threshold price for 2007 is expected to be set by the IRS in April 2008. For the year-to-date period through April 30, 2007, the average price of West Texas Intermediate crude oil was approximately $59.54 per barrel. Assuming the price of oil remains at or below this average in 2007, no portion of the Section 45K credits for 2007 is likely to be phased out and our earnings from our operating and financial arrangements with the synfuel facility will not be reduced. If the price of oil rises too high causing a portion or all of the credits to be phased out, the majority owner of the synfuel facility may decide to close the facility, which would eliminate all of our future earnings from our operating and financial arrangements with the synfuel facility.

Inflationary pressures on supplies and labor may adversely affect our profit margins.

Generally, inflation in the United States has been relatively low in recent years. However, over the course of the last two years, we have been significantly impacted by price inflation in many of the components of our Cost of produced coal revenue, such as fuel, steel, copper and labor. For instance, the prices of diesel fuel and copper increased approximately 26% and 100%, respectively, over the two-year period ending March 31, 2007. If the prices for which we sell our coal do not increase in step with rising costs, our profit margins will be reduced.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, we are a party to certain off-balance sheet arrangements including guarantees, operating leases, indemnifications, and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. Liabilities related to these arrangements are not reflected in our consolidated balance sheets, and, except for the operating leases, we do not expect any material impact on our cash flows, results of operations or financial condition to result from these off-balance sheet arrangements.

We use surety bonds to secure post-mining reclamation, workers’ compensation, wage payment and collection bonds and other miscellaneous obligations. As of March 31, 2007, we had $332.4 million of outstanding surety bonds. Those bonds were in place to secure obligations as follows: post-mining reclamation bonds of $302.0 million, workers’ compensation bonds of $10.0 million, wage payment and collection bonds of $8.5 million, and other miscellaneous obligation bonds of $11.9 million.

Generally, the availability and market terms of surety bonds continue to be challenging. If we are unable to meet certain financial tests, or to the extent that surety bonds otherwise become unavailable, we would need to replace the surety bonds or seek to secure them with letters of credit, cash deposits, or other suitable forms of collateral. As of March 31, 2007, we had secured $44.4 million of surety obligations with letters of credit.

From time to time we use bank letters of credit to secure our obligations for worker’s compensation programs, various insurance contracts and other obligations. The Office of Workers’ Claims (“OWC”) for the Commonwealth of Kentucky notified us of the application of a new actuarial methodology for deriving potential total obligations of existing claims, which resulted in a preliminary assessment indicating the need for an additional $37.1 million of surety against potential claims. We protested the assessment and, following a hearing, the OWC reduced the assessment to $19 million. We do not believe that the OWC's assessment is supported by Kentucky law and have appealed the assessment to the Franklin County Circuit Court of Kentucky. We have also requested a stay of the assessment pending the court’s decision. Any additional surety that is ultimately required will likely be satisfied with a bank letter of credit.

At March 31, 2007, we had $162.5 million of letters of credit outstanding, of which $100.0 million was collateralized by $105.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks, and $62.4 million was issued under our asset-based lending arrangement. No claims were outstanding against those letters of credit as of March 31, 2007.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended March 31, 2007 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion of our critical accounting estimates and assumptions.

We adopted FIN 48, which amended our accounting for income taxes, on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. There have been no other material changes to the previously reported information concerning our Critical Accounting Estimates and Assumptions.

RECENT ACCOUNTING DEVELOPMENTS

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurement. It does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the potential impact of the statement on our financial position and results of operations.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

Please refer to Item 7A. Quantitative and Qualitative Discussions About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion of certain market risk factors, which may impact our business. There has been no significant change to our market risk exposures for the three months ended March 31, 2007.

Item 4:	CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and Chief Financial Officer (“CFO”), who is our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Information responsive to this Item 1. is contained in Note 12, “Contingencies,” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in Part I Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2006, which are incorporated herein by reference.

Item 1A.	Risk Factors

We are subject to a variety of risks, including, but not limited to those referenced under the heading “Certain Trends and Uncertainties” of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and those referenced herein to other Items contained in our Annual Report on Form 10-K for the year ended December 31, 2006, including Item 1. Business, under the headings “Customers and Coal Contracts,” “Competition,” and “Environmental, Safety and Health Laws and Regulations,” Item 1A. Risk Factors, Item 3. Legal Proceedings and Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “Critical Accounting Estimates and Assumptions,” “Certain Trends and Uncertainties” and elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about shares of Common Stock that were purchased during the first quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
(In Thousands, Except Average Price Paid Per Share)
Jan. 1 through Jan. 31	—	—	—	—
Feb. 1 through Feb. 28	—	—	—	—
Mar. 1 through Mar. 31	—	—	—	—

Total	—		—	16,709,989	(2)

(1)	The Repurchase Program was authorized by the Board of Directors and announced on November 14, 2005 for an aggregate amount not to exceed $500 million. The Repurchase Program does not require us to acquire any specific number of shares and may be terminated at any time.
(2)	Calculated using $450 million which may yet be purchased under our share repurchase program and $26.93, the closing price of Common Stock as reported on the New York Stock Exchange on April 30, 2007.

Item 5.	Other Information

On March 12, 2007, we entered into a first amendment (“First Amendment”) to our Amended and Restated Credit Agreement, dated as of August 15, 2006 and filed with the SEC on August 18, 2006 as Exhibit 10.6 to our Current Report on Form 8-K. The First Amendment amends the Credit Agreement to reflect the scope of the report given by the accounting firm opining on the financial statements delivered pursuant to Section 5.01 of the Credit Agreement. The First Amendment is attached as Exhibit 10.1 to this Form 10-Q and is hereby incorporated by reference into this Item 5.

Item 6.	Exhibits

10.1	First Amendment to Amended and Restated Credit Agreement, dated March 12, 2007.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY
(Registrant)

Date: May 10, 2007

/s/ Eric B. Tolbert
Eric B. Tolbert,
Vice President and
Chief Financial Officer

/s/ David W. Owings
David W. Owings,
Controller