Form 10-Q
period 2007-08-09
MASSEY ENERGY CO
filed 2007-08-09
CIK 37748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer “and “accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No [X]

As of July 31, 2007 there were 81,160,957 shares of common stock, $0.625 par value, outstanding.

 MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2007

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Produced coal revenue	$516,212	$492,468	$1,035,905	$968,129
Freight and handling revenue	39,901	38,521	83,753	79,408
Purchased coal revenue	31,322	12,312	56,496	39,745
Other revenue	30,367	12,815	48,968	28,304
Total revenues	617,802	556,116	1,225,122	1,115,586

Costs and expenses
Cost of produced coal revenue	408,992	413,768	811,508	808,977
Freight and handling costs	39,901	38,521	83,753	79,408
Cost of purchased coal revenue	27,185	11,425	49,345	34,386
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	59,454	56,411	120,791	112,254
Selling, general and administrative	793	840	1,605	1,691
Selling, general and administrative	19,664	13,238	38,353	30,693
Other expense	1,686	1,576	4,082	3,550
Total costs and expenses	557,675	535,779	1,109,437	1,070,959

Income before interest and taxes	60,127	20,337	115,685	44,627

Interest income	6,819	5,176	12,228	10,115
Interest expense	(21,630)	(21,631)	(43,067)	(43,243)

Income before taxes	45,316	3,882	84,846	11,499

Income tax expense	(10,378)	(657)	(17,301)	(2,024)

Income before cumulative effect of accounting change	34,938	3,225	67,545	9,475
Cumulative effect of accounting change, net of tax	-	-	-	(639)

Net income	$34,938	$3,225	$67,545	$8,836

Income per share - Basic
Income before cumulative effect of accounting change	$0.43	$0.04	$0.84	$0.12
Cumulative effect of accounting change	-	-	-	(0.01)
Net income	$0.43	$0.04	$0.84	$0.11

Income per share - Diluted
Income before cumulative effect of accounting change	$0.43	$0.04	$0.83	$0.12
Cumulative effect of accounting change	-	-	-	(0.01)
Net income	$0.43	$0.04	$0.83	$0.11

Shares used to calculate income per share
Basic	80,638	81,076	80,600	81,308
Diluted	81,672	81,856	81,347	82,024

Dividends per share	$0.04	$0.04	$0.08	$0.08

See Notes to Condensed Consolidated Financial Statements

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
UNAUDITED

	June 30,	December 31,
	2007	2006*

ASSETS

Current Assets
Cash and cash equivalents	$321,869	$239,245
Trade and other accounts receivable, less allowance of $445 and $576,
respectively	201,318	197,105
Inventories	207,407	191,056
Other current assets	167,126	172,322
Total current assets	897,720	799,728

Net Property, Plant and Equipment	1,797,352	1,776,781
Other Noncurrent Assets
Pension assets	32,662	34,974
Other	124,668	129,213
Total other noncurrent assets	157,330	164,187

Total assets	$2,852,402	$2,740,696

* Amounts at December 31, 2006 have been derived from audited financial statements.

(Continued On Next Page)

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
UNAUDITED

	June 30,	December 31,
	2007	2006*

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable, principally trade and bank overdrafts	$148,402	$117,157
Current portion of debt	1,797	2,583
Payroll and employee benefits	35,033	40,380
Income taxes payable	25,372	19,412
Other current liabilities	180,943	175,005
Total current liabilities	391,547	354,537

Noncurrent Liabilities
Long-term debt	1,102,418	1,102,324
Deferred taxes	113,164	116,690
Other noncurrent liabilities	473,676	469,854
Total noncurrent liabilities	1,689,258	1,688,868

Shareholders’ Equity
Capital stock
Preferred – authorized 20,000,000 shares without par value; none issued	-	-
Common – authorized 150,000,000 shares of $0.625 par value; issued
82,459,957 and 82,365,259 shares at June 30, 2007 and
December 31, 2006, respectively	51,523	51,458
Treasury stock, 1,299,000 shares at cost	(49,995)	(49,995)
Additional capital	228,080	220,650
Retained earnings	582,171	515,894
Other comprehensive loss	(40,182)	(40,716)
Total shareholders’ equity	771,597	697,291

Total liabilities and shareholders’ equity	$2,852,402	$2,740,696

* Amounts at December 31, 2006 have been derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
UNAUDITED

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$67,545	$8,836
Adjustments to reconcile Net income to Cash provided by operating activities:
Cumulative effect of accounting change	-	639
Depreciation, depletion and amortization	122,396	113,945
Share-based compensation expense	5,867	2,963
Deferred income taxes	(5,299)	(2,095)
Gain on disposal of assets	(11,831)	(8,450)
Gain on reserve exchange	(10,284)	-
Asset retirement obligations accretion	5,850	5,085
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,056)	(26,172)
Increase in inventories	(16,351)	(7,349)
Decrease in other current assets	5,196	28,331
Decrease in pension and other assets	5,044	6,251
Increase (decrease) in accounts payable and bank overdrafts	31,245	(7,090)
Increase in accrued income taxes	5,960	20,254
Increase (decrease) in other accrued liabilities	2,399	(15,463)
Increase in other noncurrent liabilities	12,723	10,017
Asset retirement obligations payments	(4,679)	(1,828)
Cash provided by operating activities	208,725	127,874

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(136,606)	(161,566)
Proceeds from sale of assets	17,024	9,792
Cash utilized by investing activities	(119,582)	(151,774)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock repurchase	-	(49,995)
Repayments of capital lease obligations	(1,698)	(6,644)
Cash dividends paid	(6,449)	(6,328)
Proceeds from stock options exercised	1,144	796
Income tax benefit from stock option exercises	484	604
Cash utilized by financing activities	(6,519)	(61,567)

Increase (decrease) in cash and cash equivalents	82,624	(85,467)
Cash and cash equivalents at beginning of period	239,245	319,418

Cash and cash equivalents at end of period	$321,869	$233,951

See Notes to Condensed Consolidated Financial Statements

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)           General

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Annual Report on Form 10-K of Massey Energy Company (“we,” “our,” “us”) for the year ended December 31, 2006. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended June 30, 2007 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2007.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary to present fairly our consolidated financial position at June 30, 2007 and our consolidated results of operations and cash flows for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.

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

(2)           Inventories

Inventories are comprised of:

	June 30,	December 31,
	2007	2006
	(In Thousands)
Saleable coal	$139,208	$124,816
Raw coal	16,137	13,210
Subtotal coal inventory	155,345	138,026
Supplies inventory	52,062	53,030
Total inventory	$207,407	$191,056

    Saleable coal represents coal ready for sale, including inventories designated for customer facilities under consignment arrangements of $47.2 million and $61.0 million at June 30, 2007 and December 31, 2006, respectively. Raw coal represents coal that generally requires further processing prior to shipment to the customer.

(3)           Other Current Assets

Other current assets are comprised of:
	June 30,	December 31,
	2007	2006
	(In Thousands)
Longwall panel costs	$24,051	$38,843
Deposits	119,304	106,833
Other	23,771	26,646
Total other current assets	$167,126	$172,322

Deposits consist primarily of funds placed in restricted accounts with financial institutions to collateralize letters of credit that support workers’ compensation requirements, insurance and other obligations. As of both June 30, 2007 and December 31, 2006, deposits include $105.0 million of funds pledged as collateral to support $100.0 million of outstanding letters of credit. At June 30, 2007, deposits also include $13.2 million of United States Treasury securities supporting various regulatory obligations.

(4)           Property, Plant and Equipment

Property, plant and equipment is comprised of:

	June 30,	December 31,
	2007	2006
	(In Thousands)
Property, plant and equipment, at cost	$3,569,097	$3,477,550
Accumulated depreciation, depletion and amortization	(1,771,745)	(1,700,769)
Net property, plant and equipment	$1,797,352	$1,776,781

Property, plant and equipment includes gross assets under capital leases of $17.3 million and $32.3 million at June 30, 2007 and December 31, 2006, respectively.

During the second quarter of 2007, we exchanged coal reserves with a third party, recognizing a gain of $10.3 million (pre-tax) in accordance with Statement of Financial Accounting Standards (“SFAS”) No 153: Exchanges of Nonmonetary Assets, an Amendment of APB No. 29, Accounting for Nonmonetary Transactions. The gain included a $1.0 million cash payment. The acquired coal reserves were recorded in Property, plant and equipment at the fair value of the reserves surrendered, less the $1.0 million payment received.

(5)           Debt

Debt is comprised of:

	June 30,	December 31,
	2007	2006
	(In Thousands)
6.875% senior notes due 2013, net of discount	$755,097	$754,804
6.625% senior notes due 2010	335,000	335,000
2.25% convertible senior notes due 2024	9,647	9,647
4.75% convertible senior notes due 2023	730	730
Capital lease obligations	9,534	11,232
Fair value hedge adjustment	(5,793)	(6,506)
Total debt	1,104,215	1,104,907
Amounts due within one year	(1,797)	(2,583)
Total long-term debt	$1,102,418	$1,102,324

The weighted average effective interest rate of the outstanding borrowings was 7.0% at both June 30, 2007 and December 31, 2006, after giving effect to the amortization of the Fair value hedge adjustment. At June 30, 2007, our available liquidity was $435.6 million, comprised of cash and cash equivalents of $321.9 million and $113.7 million availability from our asset-based revolving credit facility.

On December 9, 2005, we exercised our right to terminate our interest rate swap agreement on the 6.625% Notes, which we entered into in November 2003, because of anticipated increases in the variable interest rate component of the swap. We paid a $7.9 million termination payment to the swap counterparty on December 13, 2005. The termination payment, which is reflected in the table above as Fair value hedge adjustment, is being amortized into Interest expense through November 15, 2010. For the three and six months ended June 30, 2007, $0.3 million and $0.7 million, respectively, of the Fair value hedge adjustment was amortized into Interest expense.

(6)           Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) to create a single model to address accounting for uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007, at which time we increased retained earnings by $5.2 million for the cumulative effect of adoption. We accrue interest and penalties related to unrecognized tax benefits in Other noncurrent liabilities and recognize the related expense in Income tax expense. We accrued less than $100,000 for the payment of interest and penalties at January 1, 2007, and $2.4 million for the payment of interest and penalties at June 30, 2007. We recorded the additional $2.4 million of uncertain tax position based upon an Industry Director Directive issued by a taxing authority in the second quarter of 2007.

We are subject to income taxes in the United States and various state jurisdictions. The Internal Revenue Service (“IRS”) has examined our federal income tax returns, or statutes of limitations have expired for years through 2000. Additionally, the IRS has sent notification to us of no change for our calendar year ended December 31, 2002 federal income tax return.  We are currently under audit from the IRS for the fiscal year ended October 31, 2001, and calendar years ended December 31, 2003 and 2004. In the various states where we file state income tax returns, the state tax authorities have examined our state returns, or statutes of limitations have expired through 2001.  While management believes that we have adequately provided for any income taxes and interest and penalties that may ultimately be paid with respect to all open tax years, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and state tax-related matters could be recorded in the future as revised estimates are made or underlying matters are settled or otherwise resolved. The total amount of unrecognized tax benefits, including penalties and interest, as of January 1, 2007 was approximately $2.3 million and as of June 30, 2007, was approximately $4.7 million. All unrecognized tax benefits would affect the effective tax rate if we were to recognize them.  Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next twelve months. Currently, we do not anticipate any significant changes to current unrecognized tax benefits during the remainder of 2007.

(7)          Pension Expense

Net periodic pension expense for both our qualified defined benefit pension plan and nonqualified supplemental benefit pension plan is comprised of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Thousands)
Service cost	$2,429	$2,265	$4,858	$4,531
Interest cost	3,756	3,393	7,511	6,786
Expected return on plan assets	(5,607)	(4,988)	(11,213)	(9,976)
Recognized loss	1,017	1,537	2,034	3,075
Amortization of prior service cost	10	(4)	20	(8)
Net periodic pension expense	$1,605	$2,203	$3,210	$4,408

For the three months ended June 30, 2007, we did not contribute to the qualified defined benefit pension plan. For the three months ended June 30, 2006, we contributed $4.6 million. Contributions for the six months ended June 30, 2007 and 2006 were $0.4 million and $9.2 million, respectively. We paid benefits to participants of the nonqualified supplemental benefit pension plan of $0.02 million for both the six month periods ended June 30, 2007 and 2006.

(8)           Other noncurrent liabilities

Other noncurrent liabilities are comprised of:

	June 30,	December 31,
	2007	2006
	(In Thousands)
Reclamation	$151,580	$142,687
Workers' compensation and black lung	91,563	89,227
Other postretirement benefits	141,380	138,109
Other	89,153	99,831
Total other noncurrent liabilities	$473,676	$469,854

(9)           Black Lung and Workers’ Compensation Expense

Expenses for black lung benefits and workers’ compensation related benefits include the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)
Self-insured black lung benefits:
Service cost	$611	$632	$1,223	$1,264
Interest cost	817	711	1,634	1,421
Amortization of actuarial gain	(663)	(957)	(1,326)	(1,913)
Subtotal black lung benefits expense	765	386	1,531	772
Other workers' compensation benefits	6,816	8,597	14,417	17,827
Total black lung and workers' compensation benefits expense	$7,581	$8,983	$15,948	$18,599

Payments for benefits, premiums and other costs related to black lung and workers’ compensation liabilities were $6.3 million and $7.9 million, for the three months ended June 30, 2007 and June 30, 2006, respectively, and were $13.2 million and $20.7 million for the six months ended June 30, 2007 and 2006, respectively.

(10)           Other Postretirement Benefits Expense

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)
Service cost	$917	$940	$1,834	$1,879
Interest cost	2,117	1,990	4,233	3,980
Recognized loss	466	577	932	1,154
Amortization of prior service credit	(188)	(188)	(375)	(375)
Net periodic postretirement benefit cost	$3,312	$3,319	$6,624	$6,638

Payments for benefits related to postretirement benefit cost were $1.3 million for both the three months ended June 30, 2007 and 2006, and were $2.5 million and $2.7 million, for the six months ended June 30, 2007 and 2006, respectively.

(11)           Other Items Affecting Net Income

During the second quarter of 2007, we recorded a net charge of $6.3 million (pre-tax) resulting from adjustments to litigation reserves for certain legal matters.  During the six month period ended June 30, 2007, we recorded net charges of $9.4 million (pre-tax) in litigation reserves for certain legal matters.

(12)           Earnings Per Share

The number of shares of our common stock, $0.625 par value (“Common Stock”) used to calculate basic earnings per share for the three months and six months ended June 30, 2007 and 2006 is based on the weighted average of outstanding shares during the respective periods. The number of shares of Common Stock used to calculate diluted earnings per share is based on the number of shares of Common Stock used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by our employees and directors during each period and debt securities currently convertible into shares of Common Stock during each period. In accordance with accounting principles generally accepted in the United States (“GAAP”), the effect of dilutive securities in the amount of 0.3 million shares was excluded from the calculation of the diluted income per common share in the three and six months ended June 30, 2006, as such inclusion would result in antidilution.

The computations for basic and diluted income per share are based on the following per share information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Thousands, Except Per Share Amounts)		(In Thousands, Except Per Share Amounts)
Numerator:
Income before cumulative effect of accounting change	$34,938	$3,225	$67,545	$9,475
Cumulative effect of accounting change, net of tax	-	-	-	(639)
Net income - numerator for basic	34,938	3,225	67,545	8,836
Effect of convertible notes	50	-	100	-
Adjusted net income - numerator for diluted	$34,988	$3,225	$67,645	$8,836

Denominator:
Weighted average shares - denominator for basic	80,638	81,076	80,600	81,308
Effect of stock options/restricted stock	710	780	423	716
Effect of convertible notes	324	-	324	-
Adjusted weighted average shares - denominator for diluted	81,672	81,856	81,347	82,024

Income per share:
Basic
Before cumulative effect of accounting change	$0.43	$0.04	$0.84	$0.12
Cumulative effect of accounting change	-	-	-	(0.01)
Net income	$0.43	$0.04	$0.84	$0.11
Diluted
Before cumulative effect of accounting change	$0.43	$0.04	$0.83	$0.12
Cumulative effect of accounting change	-	-	-	(0.01)
Net income	$0.43	$0.04	$0.83	$0.11

The 4.75% Notes are convertible by holders into shares of Common Stock during certain periods under certain circumstances. As of June 30, 2007, the price of Common Stock had reached the specified threshold for conversion. Consequently, the 4.75% Notes are convertible until September 28, 2007, the last business day of our third quarter. The 4.75% Notes may be convertible beyond this date if the specified threshold for conversion is met in subsequent quarters. If all of the 4.75% Notes outstanding at June 30, 2007 had been converted, we would have issued 37,649 shares.

The 2.25% Notes are convertible by holders into shares of Common Stock during certain periods under certain circumstances. The 2.25% Notes were not eligible for conversion at June 30, 2007. If all of the 2.25% Notes outstanding at June 30, 2007 had been eligible and were converted, we would have issued 287,113 shares.

(13)           Contingencies

Wheeling-Pittsburgh Steel

On April 27, 2005, Wheeling-Pittsburgh Steel Corporation (“WPS”) sued our subsidiary Central West Virginia Energy Company (“CWVE”) in the Circuit Court of Brooke County, West Virginia, seeking (a) an order requiring CWVE to specifically perform its obligations under a Coal Supply Agreement (“CSA”) and (b) compensatory damages due to CWVE’s alleged failure to perform under the CSA and for alleged damages to WPS’s coke ovens. WPS later amended its complaint to add Mountain State Carbon, LLC (“MSC”) as a plaintiff, us as a defendant, and claims for bad faith, misrepresentation and punitive damages.  It is CWVE’s position that its failure to perform was excused due to the occurrence of events that rendered performance commercially impracticable and/or force majeure events as defined by the parties in the CSA, including unforeseen labor shortages, mining and geologic problems at certain of our coal mines, railroad car shortages, transportation problems and other events beyond our control.

On May 29, 2007, the trial commenced.  On July 2, 2007, the jury awarded damages in favor of WPS and MSC in the amount of $219.9 million, comprised of $119.9 million compensatory and $100 million punitive damages.

On July 30, 2007, a hearing was held by the trial court to review the punitive damages award, and to consider pre-judgment interest and a counterclaim filed by CWVE related to damages for non-payment of the escalated purchase price under the CSA for coal delivered to MSC in November and December 2006.  At the hearing, the trial court awarded WPS and MSC pre-judgment interest of approximately $24 million and awarded CWVE approximately $4.5 million (including pre-judgment interest) on the counterclaim.  On August 2, 2007, the trial court entered the jury award of compensatory and punitive damages, which, including the above mentioned pre-judgment interest of $24 million, totals approximately $240 million (net of the $4.5 million awarded to CWVE).

We believe, in consultation with legal counsel, that we have strong legal arguments to raise in post-trial motions and subsequently on appeal to the West Virginia Supreme Court of Appeals that create significant uncertainty regarding the ultimate outcome of this matter.  Given the size of the punitive damages awarded, West Virginia case precedent, and the significant legal questions the case presents for appeal, we believe it is probable that the West Virginia Supreme Court of Appeals will agree to hear our appeal.  Ultimately, we believe it is unlikely any punitive damages will be assessed in this matter.  We further believe in consultation with legal counsel that due to matters of law in the conduct of the recently completed trial, there is a strong possibility that the West Virginia Supreme Court of Appeals will remand the compensatory damages claim for retrial or significantly reduce the amount of the compensatory damages awarded by the jury.

We believe the range of possible loss in this matter is from $16 million to $244 million, prior to post-judgment interest or other costs. The minimum loss we expect to incur upon final settlement or adjudication is the amount of excess costs incurred by WPS to acquire coal required but not delivered under the CSA (plus pre-judgment interest) adjusted for performance excused by events of force majeure.  Amounts in excess of this amount may ultimately be awarded if the West Virginia Supreme Court of Appeals upholds the circuit court’s decisions, in whole or in part, or if the West Virginia Supreme Court of Appeals remands the case for retrial and a jury awards the plaintiffs an amount in excess of what we have accrued. We are unable to predict the ultimate outcome of this matter and believe there is no amount in the range that is a better estimate than any other amount given the various possible outcomes on appeal.  Included in these reasonably possible outcomes are reversal of the compensatory damage and punitive awards, remand and retrial, or reduction of some or all of the awards.  As there is no amount in the range that is a better estimate than any other amount, the minimum amount in the range has been accrued (included in Other current liabilities).  It is reasonably possible that our judgments regarding these matters could change in the near term, resulting in the recording of additional material losses that would affect our operating results and financial position.

We are currently evaluating our insurance coverage, which may be applicable to the property damage allegations related to WPS’s coke ovens and a portion of the punitive damage elements of the award.  The possible recoveries from insurance of any losses that may arise from claims related to this matter have not been considered in determining our accrual for this matter.

We expect the trial court to order an appeal bond be posted by us in an amount of no greater than the statutory limit of $50 million to proceed with an appeal to the West Virginia Supreme Court of Appeals.  While timing of a requirement to post an appeal bond is uncertain and dependent on actions by the trial court, an appeal bond will likely be required to be posted during the current fiscal year.

Harman

In December 1997, A.T. Massey’s then subsidiary Wellmore Coal Corporation (“Wellmore”) declared force majeure under its coal supply agreement with Harman Mining Corporation (“Harman”) and reduced the amount of coal to be purchased from Harman. On October 29, 1998, Harman and its sole shareholder sued A.T. Massey and five of its subsidiaries (“Massey Defendants”) in the Circuit Court of Boone County, West Virginia, alleging that the Massey Defendants tortiously interfered with Wellmore’s agreement with Harman, causing Harman to go out of business. On August 1, 2002, the jury awarded the plaintiffs $50 million in compensatory and punitive damages. On April 5, 2007, the West Virginia Supreme Court of Appeals accepted the Massey Defendants’ Petition for Appeal. Oral arguments are scheduled for October 10, 2007.  The range of possible loss in this matter extends up to approximately $75 million including the jury award and post-judgment interest to date. We believe we have strong arguments to raise on appeal to the West Virginia Supreme Court of Appeals. As of June 30, 2007, we had accrued a liability of $32.8 million, including $10.8 million of interest, which is included in Other current liabilities.

West Virginia Flooding

Since July 2001, we and nine of our subsidiaries have been sued in 17 consolidated civil actions filed in the Circuit Courts of Boone, Fayette, Kanawha, McDowell, Mercer, Raleigh and Wyoming Counties, West Virginia, for alleged property damages and personal injuries arising out of flooding on or about July 8, 2001. Along with 32 other consolidated cases not involving us or our subsidiaries, these cases cover approximately 4,300 plaintiffs seeking unquantified compensatory and punitive damages from approximately 200 defendants. The West Virginia Supreme Court of Appeals transferred all 49 cases (the “Referred Cases”) to the Circuit Court of Raleigh County, West Virginia, to be handled by a mass litigation panel of three judges. The panel judges will hold multiple trials, each relating to all or part of a watershed. On January 18, 2007, a panel judge dismissed all claims asserted by all plaintiffs within the Coal River watershed, which directly involves approximately 400 plaintiffs and we believe impacts another 800 plaintiffs. Plaintiffs filed a petition seeking appeal of this decision with the West Virginia Supreme Court of Appeals. On March 15, 2007, in a case not directly involving us or our subsidiaries, a second panel judge vacated a jury verdict covering the Mullens/Oceana subwatershed, entering judgment for defendants. We believe we have insurance coverage applicable to these matters.

Since August 2004, five of our subsidiaries have been sued in six civil actions filed in the Circuit Courts of Boone, McDowell, Mingo, Raleigh, Summers, and Wyoming Counties, West Virginia, for alleged property damages and personal injuries arising out of flooding on or about May 2, 2002. A sixth subsidiary was dropped from a seventh suit. These complaints cover approximately 355 plaintiffs seeking unquantified compensatory and punitive damages from approximately 35 defendants.

Since May 2006, we and twelve of our subsidiaries have been sued in three civil actions filed in the Circuit Courts of Logan and Mingo Counties, West Virginia, for alleged property damages and personal injuries arising out of flooding between May 30 and June 4, 2004. These complaints cover approximately 425 plaintiffs seeking unquantified compensatory and punitive damages from approximately 52 defendants. Two of these cases (both in Logan County) have been stayed pending appeal of the Coal River watershed decision noted above.

On April 10, 2007, two of our subsidiaries were sued in a civil action filed in the Circuit Court of Boone County, West Virginia, for alleged property damages and personal injuries arising out of flooding on or about July 29, 2001. This is a refiling on behalf of certain plaintiffs who originally attempted to assert their claims in the Referred Cases before the panel judges, but were dismissed. This complaint covers 17 plaintiffs seeking unquantified compensatory and punitive damages from five defendants.

We believe these matters will be resolved without a material impact on our cash flows, results of operations or financial condition.

             West Virginia Trucking

Since January 2003, an advocacy group and residents in Boone, Kanawha, Mingo and Raleigh Counties, West Virginia, filed 17 suits in the Circuit Courts of Kanawha and Mingo Counties, West Virginia, against us and 15 of our subsidiaries. The claims against us and three of our subsidiaries were dismissed. Plaintiffs alleged that we and our subsidiaries named in the suit illegally transported coal in overloaded trucks, causing damage to state roads, thereby interfering with plaintiffs’ use and enjoyment of their properties and their right to use the public roads. Plaintiffs seek injunctive relief and unquantified compensatory and punitive damages. The West Virginia Supreme Court of Appeals referred the consolidated lawsuits, and three similar lawsuits against other coal and transportation companies not involving us or our subsidiaries, to the Circuit Court of Lincoln County, West Virginia, to be handled by a mass litigation panel of one judge. Plaintiffs filed motions requesting class certification. On June 7, 2007, plaintiffs voluntarily dismissed their public nuisance claims seeking monetary damages for road and bridge repairs. Defendants filed a motion requesting that the mass litigation panel judge recommend to the West Virginia Supreme Court of Appeals that the cases be sent back to the circuit courts of origin for resolution. Defendants’ motion is scheduled for hearing on August 24, 2007. No dates have been set for a hearing on class certification or for trial. We believe we have insurance coverage applicable to these matters and that they will be resolved without a material impact on our cash flows, results of operations or financial condition.

Well Water Contamination

Since September 2004, approximately 710 plaintiffs filed approximately 400 suits against us and our subsidiary Rawl Sales & Processing Co. in the Circuit Court of Mingo County, West Virginia, for alleged property damage and personal injuries arising out of slurry injection and impoundment practices allegedly contaminating plaintiffs’ water wells. Plaintiffs seek injunctive relief and unquantified compensatory and punitive damages. Trial is scheduled to commence on October 16, 2007. We believe we have insurance coverage applicable to these matters and that they will be resolved without a material impact on our cash flows, results of operations or financial condition.

Surface Mining Fills

Since September 2005, three environmental groups sued the U.S. Army Corps of Engineers (“Corps”) in the United States District Court for the Southern District of West Virginia (the “trial Court”), asserting the Corps unlawfully issued permits to four of our surface mines to construct mining fills. The suit alleges the Corps failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act, including preparing environmental impact statements for individual permits. We intervened in the suit to protect our interests. On March 23, 2007, the trial Court rescinded four of our permits, resulting in the temporary suspension of mining at these surface mines. We appealed that ruling to the United States Court of Appeals for the Fourth Circuit. On April 17, 2007, the trial Court partially stayed its ruling, permitting mining to resume in fills that were already under construction. On June 14, 2007, the trial Court issued an additional ruling, finding the Corps improperly approved placement of sediment ponds in streams below fills on the four permits in question.  We requested the trial Court to modify its ruling to allow these ponds to remain in place, as the ponds and fills have already been constructed.  The trial Court’s ruling could impact the issuance of permits for the placement of sediment ponds for future operations. If the permits for the fills or sediment ponds are ultimately held to be unlawfully issued, production could be affected at these surface mines, and the process of obtaining new Corps permits for all surface mines could become more difficult. We do not expect any material impact to our financial statements through 2008 and will continue to monitor developments in the matter.

Virginia Electric and Power Company

On December 30, 2005, Virginia Electric and Power Company (“VEPCO”) filed suit in the Circuit Court of the City of Richmond, Virginia against A.T. Massey and Massey Coal Sales Company, Inc. (“MCS”) alleging A.T. Massey and MCS (i) fraudulently induced VEPCO to enter a coal supply agreement (“CSA”) and (ii) breached the CSA. Previously, in June 2005 VEPCO agreed MCS had until July 2006 to complete delivery of all contracted coal. MCS completed and VEPCO accepted delivery of all coal at the contract price. On November 26, 2006, VEPCO amended its complaint to (i) revive its fraud claims previously dismissed in June 2006, (ii) assert A.T. Massey tortiously interfered with the CSA, and (iii) assert A.T. Massey and MCS conspired for the purpose of injuring VEPCO in its trade or business in violation of a Virginia business conspiracy statute. VEPCO seeks (i) damages in excess of $15 million, asserting such damages should be trebled pursuant to the business conspiracy statute, (ii) recovery of its attorneys’ fees and costs, and (iii) punitive damages (which a Virginia statute caps at $350,000). On March 21, 2007, the Court again sustained the motion to dismiss the fraud counts, but overruled the motion to dismiss the statutory conspiracy and tortious interference counts. On April 11, 2007, A.T. Massey and MCS filed their Answer, Affirmative Defenses, and Counterclaim seeking damages of $16 million. The trial is scheduled to commence October 29, 2007. We believe this matter will be resolved without a material impact on our cash flows, results of operations or financial condition.

Clean Water Act

On May 10, 2007, the United States, on behalf of the Administrator of the United States Environmental Protection Agency (“EPA”), filed suit against us and twenty-seven of our subsidiaries in the United States District Court for the Southern District of West Virginia.  The suit alleges that a number of our subsidiaries violated the Federal Clean Water Act on thousands of occasions by discharging pollutants in excess of monthly and daily permit limits from 2000 to 2006.  The complaint seeks penalties for the alleged discharges and injunctive relief compelling us and our subsidiaries to improve processes to prevent future discharges.  We have reviewed the allegations and believe that many of the alleged violations were not, in fact, violations.  We are currently attempting to negotiate a resolution to the suit with the EPA. While we believe we have sufficient legal reserves for this matter, it is possible that the actual outcome of the matter could vary significantly from this amount. We estimated our potential liability in this case to be in the range of $1.5 to $7.0 million, using both internal analysis and an objective third-party analysis of the relevant data conducted for us by a recognized expert on penalty calculation in Clean Water Act cases.  While we believe we have sufficient legal reserves for this matter, it is possible that the actual outcome of the matter could vary significantly from this amount. We will continue to review the amount of our accrual and any adjustment required to increase or decrease the accrual based on development of the matter will be made in the period determined.

Other Legal Proceedings

We are parties to a number of other legal proceedings, incident to our normal business activities. These include contract dispute, personal injury, property damage and employment matters. While we cannot predict the outcome of these proceedings, based on our current estimates we do not believe that any liability arising from these matters individually or in the aggregate should have a material impact upon our consolidated cash flows, results of operations or financial condition. It is reasonably possible, however, that the ultimate liabilities in the future with respect to these lawsuits and claims, in the aggregate, may be material to our cash flows, results of operations or financial condition.

(14)           Accounting Pronouncements

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

EXECUTIVE OVERVIEW

We operate coal mines and processing facilities in Central Appalachia, which generate revenues and cash flow through the mining, processing and selling of steam and metallurgical grade coal, primarily of low sulfur content. We also generate income and cash flow through other coal-related businesses, including the management of material handling facilities and a synfuel production plant. Other revenue is obtained from royalties, rentals, gas well revenues, gains on the sale of non-strategic assets and miscellaneous income.

We reported after-tax earnings for the second quarter of $34.9 million, or $0.43 per basic and diluted share, compared to after-tax earnings of $3.2 million, or $0.04 per basic and diluted share, for the comparable period in 2006. The results for the second quarter of 2007 included a $10.3 million pre-tax gain on an exchange of coal reserves (net after-tax impact of $0.08 per share) and $6.3 million in net pre-tax adjustments to litigation reserves (net after-tax impact of ($0.07) per share).

Produced tons sold were 10.0 million in the quarter, compared to 10.2 million in the second quarter of 2006. We produced 10.2 million tons during the second quarter of 2007, compared to 10.0 million tons produced in the second quarter of 2006. Exports increased to 1.2 million tons compared to 1.0 million tons exported in the second quarter of 2006.

During the second quarter of 2007, Produced coal revenue increased by 4.8% over the prior year second quarter on fewer tons shipped as we benefited from higher sales prices secured in new coal sales agreements as lower-priced contracts expired and we shipped a larger percentage of higher-priced metallurgical tons in the second quarter of 2007. These higher priced contracts were negotiated during a period of strong economic growth in China, India, the U.S. and other regions of the world, during which a worldwide shortage of certain grades of coal existed, stockpile inventories at utilities were low, and the cost of natural gas and oil was high. In late 2006, coal prices softened as a warm winter and relatively mild summer weather in the U.S. allowed utilities to rebuild their stockpiles, allowing natural gas storage injections to reach record levels and lowering the price of natural gas. Our average Produced coal revenue per ton sold in the second quarter of 2007 of $51.40 increased by 6% compared to $48.34 in the second quarter of 2006. Our average Produced coal revenue per ton in the second quarter of 2007 for metallurgical tons sold increased by 5% to $72.16 per ton compared to $68.58 in the second quarter of 2006.

Our Average cash cost per ton sold (see Note below) was $42.68, compared to $41.92 in the previous year’s second quarter. The increased cost level is primarily due to increased sales-related costs, higher supply costs and litigation accruals. Total capital spending for the second quarter of 2007 was $76.8 million, compared to $85 million for the second quarter of 2006.

On July 2, 2007, a jury awarded damages in favor of Wheeling-Pittsburgh Steel Corporation and Mountain State Carbon, LLC in the amount of $219.9 million, comprised of $119.9 million compensatory and $100 million punitive damages.  On July 30, 2007, the court awarded an additional $24 million of pre-judgment interest.  We plan to appeal this decision to the West Virginia Supreme Court of Appeals.  We believe that we have strong legal arguments to raise in post-trial motions and subsequently on appeal to the West Virginia Supreme Court of Appeals that create significant uncertainty regarding the ultimate outcome of this matter.  Ultimately, we believe it is unlikely any punitive damages will be assessed in this matter.  We further believe there is a strong possibility that the West Virginia Supreme Court of Appeals will remand the compensatory damages claim for retrial or significantly reduce the amount of the compensatory damages awarded by the jury.

We believe the range of possible loss in this matter is from $16 million to $244 million, prior to post-judgment interest or other costs. The minimum loss we expect to incur upon final settlement or adjudication is the amount of excess costs incurred by WPS to acquire coal required but not delivered under the contract (plus pre-judgment interest) adjusted for performance excused by events of force majeure. Amounts in excess of this amount may ultimately be awarded if the West Virginia Supreme Court of Appeals upholds the circuit court’s decisions, in whole or in part, or if the West Virginia Supreme Court of Appeals remands the case for retrial and a jury awards the plaintiffs an amount in excess of what we have accrued. We are unable to predict the ultimate outcome of this matter and believe there is no amount in the range that is a better estimate than any other amount given the various possible outcomes on appeal and, therefore, the minimum amount in the range has been accrued (included in Other current liabilities).  It is reasonably possible that our judgments regarding these matters could change in the near term, resulting in the recording of additional material losses that would affect our operating results and financial position.

    We expect the trial court to order an appeal bond be posted by us in an amount of no greater than $50 million to proceed with an appeal to the West Virginia Supreme Court of Appeals.  While timing of a requirement to post an appeal bond is uncertain and dependent on actions by the trial court, an appeal bond will likely be required to be posted during the current fiscal year. Refer to Note 13 to the Notes to Condensed Consolidated Financial Statements for further details.

___________

Note: Average cash cost per ton is calculated as the sum of Cost of produced coal revenue and Selling, general and administrative expense (excluding Depreciation, depletion and amortization), divided by the number of produced tons sold. Although Average cash cost per ton is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to investors in evaluating us because it is widely used in the coal industry as a measure to evaluate a company’s control over its cash costs. Average cash cost per ton should not be considered in isolation or as a substitute for measures of performance calculated in accordance with GAAP. In addition, because Average cash cost per ton is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. The table below reconciles the GAAP measure of Total costs and expenses to Average cash cost per ton.

	Three Months Ended June 30,
	2007		2006
		$per ton		$per ton
	(In Millions, Except Per Ton Amounts)
Total costs and expenses	$557.7		$535.8
Less: Freight and handling costs	39.9		38.5
Less: Cost of purchased coal revenue	27.2		11.5
Less: Depreciation, depletion and amortization	60.2		57.2
Less: Other expense	1.7		1.6
Average cash cost	$428.7	$ 42.68	$427.0	$ 41.92

RESULTS OF OPERATIONS

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Revenues

For the second quarter of 2007, produced coal revenue increased 4.8% to $516.2 million compared with $492.5 million for the second quarter of 2006. The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the second quarter of 2007 compared to the second quarter of 2006:

	Three Months Ended
	June 30,
	2007	2006	Increase (Decrease)	% Increase (Decrease)
	(In millions, except per ton amounts)
Produced tons sold:
Utility	6.9	7.5	(0.6)	(8)%
Metallurgical	2.2	1.9	0.3	16%
Industrial	0.9	0.8	0.1	13%
Total	10.0	10.2	(0.2)	(2)%

Produced coal revenue per ton sold:
Utility	$45.17	$42.71	$2.46	6%
Metallurgical	72.16	68.58	3.58	5%
Industrial	49.34	53.25	(3.91)	(7)%
Weighted average	$51.40	$48.34	$3.06	6%

The improvement in average per ton sales price for the second quarter of 2007 is attributable to prices contracted during a period of increased demand for most grades of coal in the United States and to current strong worldwide market demand for metallurgical coal. The higher demand resulted in shortages of certain coals, increasing the market prices of these coals, and allowed us to negotiate agreements containing higher price terms as lower-priced contracts expired. The decrease in average per ton sales price for the industrial market is mainly attributable to the shipment of more lower-quality, lower-priced industrial coal in the second quarter of 2007 than in the second quarter of 2006 and lower pricing on recently priced sales.

Freight and handling revenue increased $1.4 million, or 3.6%, to $39.9 million for the second quarter of 2007 compared with $38.5 million for the second quarter of 2006, due primarily to an increase in freight rates.

Purchased coal revenue increased $19.0 million, or 154.5%, to $31.3 million for the second quarter of 2007 from $12.3 million for the second quarter of 2006, due to an increase in purchased tons sold from 0.2 million in the second quarter of 2006 to 0.6 million in the second quarter of 2007, partially offset by a 3.1% decrease in the price per ton of purchased coal sold. We purchase varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, earnings associated with coal handling facilities, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract settlement payments, and miscellaneous income, increased to $30.4 million for the second quarter of 2007 from $12.8 million for the second quarter of 2006, primarily due to a gain on an exchange of reserves for $10.3 million in the second quarter of 2007. In addition, synfuel earnings increased in the second quarter of 2007 versus the second quarter of 2006, as a portion of the synfuel tax credit was phased out in 2006 due to the high price of oil, while earnings for the second quarter of 2007 do not reflect any potential phase out.

Costs

Cost of produced coal revenue decreased approximately 1.2% to $409.0 million for the second quarter of 2007 from $413.8 million for the second quarter of 2006, primarily due to a decrease in tons sold from 10.2 million in the second quarter of 2006 versus 10.0 million in the second quarter of 2007. Cost of produced coal revenue on a per ton of coal sold basis increased 0.8% in the second quarter of 2007 compared with the second quarter of 2006. Tons produced in the second quarter of 2007 were 10.2 million compared to 10.0 million in the second quarter of 2006.

Freight and handling costs increased $1.4 million, or 3.6%, to $39.9 million for the second quarter of 2007, compared with $38.5 million for the second quarter of 2006, due primarily to an increase in freight rates.

Cost of purchased coal revenue increased $15.8 million, or 138.6%, to $27.2 million for the second quarter of 2007 from $11.4 million for the second quarter of 2006, due to an increase in purchased tons sold from 0.2 million in the second quarter of 2006 to 0.6 million in the second quarter of 2007 and a 5.8% increase in the average cost of purchased coal.

Depreciation, depletion and amortization increased by 5.1% to $60.2 million in the second quarter of 2007 compared to $57.3 million for the second quarter of 2006.

Selling, general and administrative expenses were $19.7 million for the second quarter of 2007 compared to $13.2 million for the second quarter of 2006. Increased costs were due to higher performance-based compensation accruals and increased litigation expenses.

Other expense, which consists of costs associated with the generation of Other revenue, such as costs to operate the synfuel facility, gas wells, and other miscellaneous expenses, were $1.7 million for the second quarter of 2007 compared to $1.6 million for the second quarter of 2006.

Interest

Interest expense remained at $21.6 million for the second quarter of 2007 compared to the second quarter of 2006.

Income Taxes

Income tax expense was $10.4 million for the second quarter of 2007 compared to Income tax expense of $0.7 million for the second quarter of 2006. The tax rates for the second quarter of 2007 and 2006 were favorably impacted by percentage depletion allowances. Additionally, the tax rate for the second quarter 2007 was negatively impacted by accruals for uncertain tax positions.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Revenues

For the six months ended June 30, 2007, produced coal revenue increased 7.0% to $1,035.9 million compared with $968.1 million for the six months ended June 30, 2006. The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the first six months of 2007 compared to the first six months of 2006:

	Six Months Ended
	June 30,
	2007	2006	Increase (Decrease)	% Increase (Decrease)
	(In millions, except per ton amounts)
Produced tons sold:
Utility	13.5	14.6	(1.1)	(8)%
Metallurgical	4.5	4.0	0.5	13%
Industrial	2.0	1.7	0.3	18%
Total	20.0	20.3	(0.3)	(1)%

Produced coal revenue per ton sold:
Utility	$45.09	$41.96	$3.13	7%
Metallurgical	72.94	65.33	7.61	12%
Industrial	50.24	54.35	(4.11)	(8)%
Weighted average	$51.83	$47.63	$4.20	9%

The improvement in average per ton sales price for the first six months of 2007 is attributable to prices contracted during a period of increased demand for most grades of coal in the United States and for metallurgical coal worldwide. The higher demand resulted in shortages of certain coals, increasing the market prices of these coals, and allowed us to negotiate agreements containing higher price terms as lower-priced contracts expired.  The decrease in average per ton sales price for the industrial market is mainly attributable to the shipment of more lower-quality, lower-priced industrial coal in the first six months of 2007 than in the first six months of 2006 and lower pricing on recently priced sales.

Freight and handling revenue increased $4.4 million, or 5.5%, to $83.8 million for the first six months of 2007 compared with $79.4 million for the first six months of 2006, due primarily to an increase in freight rates.

Purchased coal revenue increased $16.8 million, or 42.3%, to $56.5 million for the first six months of 2007 from $39.7 million for the first six months of 2006, due to an increase in purchased tons sold from 0.8 million in the first six months of 2006 to 1.1 million in the first six months of 2007. We purchase varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, earnings associated with coal handling facilities, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract settlement payments, and miscellaneous income, increased to $49.0 million for the first six months of 2007 from $28.3 million for the first six months of 2006, due primarily to a gain on an exchange of reserves of $10.3 million in the second quarter of 2007. In addition, synfuel earnings increased in the first six months of 2007 versus the first six months of 2006, as a portion of the synfuel tax credit was phased out in 2006 due to the high price of oil, while earnings for the first six months of 2007 do not reflect any potential phase out.

Costs

Cost of produced coal revenue increased approximately 0.3% to $811.5 million for the first six months of 2007 from $809.0 million for the first six months of 2006. Cost of produced coal revenue on a per ton of coal sold basis increased 1.8% in the first six months of 2007 compared with the first six months of 2006. This increase resulted from a variety of factors including higher labor and benefit costs, higher litigation expenses and higher supply costs. Tons produced in the first six months of 2007 and 2006 were 20.7 million and 20.4 million, respectively.

Freight and handling costs increased $4.4 million, or 5.5%, to $83.8 million for the first six months of 2007 compared with $79.4 million for the first six months of 2006, due primarily to an increase in freight rates.

Cost of purchased coal revenue increased $14.9 million, or 43.3%, to $49.3 million for the first six months of 2007 from $34.4 million for the first six months of 2006, due to an increase in purchased tons sold from 0.8 million in the first six months of 2006 to 1.1 million in the first six months of 2007.

Depreciation, depletion and amortization increased by 7.5% to $122.4 million in the first six months of 2007 compared to $113.9 million for the first six months of 2006, due primarily to increased capital spending and higher depletion from increased production.

Selling, general and administrative expenses were $38.4 million for the first six months of 2007 compared to $30.7 million for the first six months of 2006. The increase was attributable to higher performance-based compensation accruals and increased legal fee accruals.

    Other expense, which consists of costs associated with the generation of Other revenue, such as costs to operate the synfuel facility, gas wells, and other miscellaneous expenses, increased $0.5 million to $4.1 million for the first six months of 2007 from $3.6 million for the first six months of 2006.

Interest

Interest expense decreased to $43.1 million for the first six months of 2007 compared with $43.2 million for the first six months of 2006.

Income Taxes

Income tax expense was $17.3 million for the first six months of 2007 compared to Income tax expense of $2.0 million for the first six months of 2006. The tax rate for the first six months of 2007 and 2006 were favorably impacted by percentage depletion allowances. Additionally, the tax rate for the first six months of 2007 was negatively impacted by accruals for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, our available liquidity was $435.6 million, comprised of Cash and cash equivalents of $321.9 million and $113.7 million availability from our asset-based revolving credit facility. Our total debt-to-book capitalization ratio was 59% at June 30, 2007.

Debt was comprised of:

	June 30,	December 31,
	2007	2006
	(In Thousands)
6.875% senior notes due 2013, net of discount	$755,097	$754,804
6.625% senior notes due 2010	335,000	335,000
2.25% convertible senior notes due 2024	9,647	9,647
4.75% convertible senior notes due 2023	730	730
Capital lease obligations	9,534	11,232
Fair value hedge adjustment	(5,793)	(6,506)
Total debt	1,104,215	1,104,907
Amounts due within one year	(1,797)	(2,583)
Total long-term debt	$1,102,418	$1,102,324

Cash Flow

Net cash provided by operating activities was $208.7 million for the first six months of 2007 compared to $127.9 million for the first six months of 2006. Cash provided by operating activities reflects net income adjusted for non-cash charges and changes in working capital requirements.

Net cash utilized by investing activities was $119.6 million and $151.8 million for the first six months of 2007 and 2006, respectively. The cash used in investing activities reflects capital expenditures in the amount of $136.6 million and $161.6 million for the first six months of 2007 and 2006, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, and projects to improve the efficiency of mining operations. Additionally, the first six months of 2007 and 2006 included $17.0 million and $9.8 million, respectively, of proceeds provided by the sale of assets.

Net cash utilized by financing activities was $6.5 million compared to $61.6 million for the first six months of 2007 and 2006, respectively. Financing activities for the first six months of 2007 and 2006 primarily reflect changes in debt levels, as well as the exercising of stock options and payments of dividends. In addition, financing activities for 2006 included $50 million for the repurchase of 1.3 million shares of Common Stock under the share repurchase program.

We believe that cash on hand, cash generated from operations and our borrowing capacity will be sufficient to meet our working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments, potential share repurchases, anticipated dividend payments and expected settlements and final awards of outstanding litigation for at least the next few years. Nevertheless, our ability to satisfy our debt service obligations, to fund planned capital expenditures, to repurchase shares, pay dividends or pay settlements and final awards of outstanding litigation will substantially depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry, debt covenants, and financial, business and other factors, some of which are beyond our control. We frequently evaluate potential acquisitions. In the past, we have funded acquisitions primarily with cash generated from operations, but we may consider a variety of other sources, depending on the size of any transaction, including debt or equity financing. Additional capital resources may not be available to us on terms that we find acceptable, or at all.

Contractual Obligations

The following is a summary of certain of our significant contractual obligations as of June 30, 2007. Please refer to “Liquidity and Capital Resources” of Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2006, for a more complete discussion of our significant contractual obligations.

	Payments Due by Years
In thousands	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$1,550,875	$74,695	$149,391	$462,197	$864,592
Capital lease obligations (2)	10,691	2,256	4,513	3,922	-
Operating lease obligations	131,131	33,830	59,665	30,395	7,241
Total Obligations (3)	$1,692,697	$110,781	$213,569	$496,514	$871,833

___________
(1)
Long-term debt obligations reflect the future interest and principal payments of our fixed rate senior unsecured notes outstanding as of June 30, 2007. See Note 5 to the Notes to Condensed Consolidated Financial Statements for additional information.

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

Owners of facilities that produce synthetic fuels can qualify for tax credits under the provisions of Section 45K of the Internal Revenue Code of 1986, as amended (“Section 45K”). In 2001 and 2002, we sold most of our interest in a synfuel facility and subsequently entered into an agreement to manage the facility. As part of the compensation for the sale, we received a contingent promissory note that is paid on a cents per Section 45K credit dollar earned based on synfuel tonnage shipped through 2007. The payments to be received by us under the contingent promissory note may be reduced or eliminated if the price of oil remains above a certain threshold price set by the IRS (the “threshold price”).  Once the threshold price is reached, the Section 45K credits will be phased out ratably over an approximate $14.00 per barrel range above the threshold price. The threshold price for 2006 was set by the IRS in April 2007 and at a level where there was a partial phase-out of 2006 Section 45K tax credits. The threshold price for 2007 is expected to be set by the IRS in April 2008. For the year-to-date period through July 31, 2007, the average price of West Texas Intermediate crude oil was approximately $63.40 per barrel. Assuming the price of oil remains at or above this average in 2007, a portion of the Section 45K credits for 2007 may be phased out and our earnings from our operating and financial arrangements with the synfuel facility may be reduced. If the price of oil rises too high causing a portion or all of the credits to be phased out, the majority owner of the synfuel facility may decide to close the facility, which would eliminate all of our future earnings from our operating and financial arrangements with the synfuel facility.

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

We use surety bonds to secure post-mining reclamation, workers’ compensation, wage payment and collection bonds and other miscellaneous obligations. As of June 30, 2007, we had $311.5 million of outstanding surety bonds. Those bonds were in place to secure obligations as follows: post-mining reclamation bonds of $302.0 million, federal black lung bonds of $3.9 million, and other miscellaneous obligation bonds of $5.6 million.

Generally, the availability and market terms of surety bonds continue to be challenging. If we are unable to meet certain financial tests, or to the extent that surety bonds otherwise become unavailable, we would need to replace the surety bonds or seek to secure them with letters of credit, cash deposits, or other suitable forms of collateral. As of June 30, 2007, we had secured $46.1 million of surety obligations with letters of credit.

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

At June 30, 2007, we had $161.1 million of letters of credit outstanding, of which $100.0 million was collateralized by $105.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks, and $61.0 million was issued under our asset-based lending arrangement. No claims were outstanding against those letters of credit as of June 30, 2007.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended June 30, 2007 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion of our critical accounting estimates and assumptions.

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

Item 3:  QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

Please refer to Item 7A. Quantitative and Qualitative Discussions About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion of certain market risk factors, which may impact our business. There has been no significant change to our market risk exposures for the six months ended June 30, 2007.

Item 4:  CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer and Chief Financial Officer (“CFO”), who is our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The following describes material developments in legal proceedings affecting us, as previously described in Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2006, and in subsequently filed interim reports, as they relate to the fiscal quarter ended June 30, 2007. Certain other information responsive to this Item 1 is contained in Note 13, “Contingencies,” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

International Coal Group

On November 18, 2005, ICG, LLC (“ICG”), a subsidiary of International Coal Group, Inc., sued our subsidiary Massey Coal Sales Company, Inc., d/b/a Massey Utility Sales Company (“MUS”), in the United States District Court for the Eastern District of Kentucky, seeking declaratory relief and compensatory and punitive damages due to MUS’s alleged failure to deliver coal and related matters. On June 1, 2006, ICG also sued MUS, us, and our subsidiary Sidney Coal Company, Inc. in Circuit Court in Pike County, Kentucky, alleging tortious interference with a contract between ICG and its customer, seeking compensatory and punitive damages. On August 2, 2006, the federal court dismissed ICG’s fraud claims and certain breach of contract claims, ruling there was no basis for punitive damages. On July 6, 2007, we reached an agreement with ICG whereby ICG agreed to the dismissal with prejudice of all claims filed against us and our subsidiaries in exchange for, among other items, our agreement to ship during 2008 through 2010 all tonnage previously missed at prices specified in the contract.

Shareholder Suit

On July 2, 2007, Manville Personal Injury Trust (“Manville”) filed a suit in the Circuit Court of Kanawha County, West Virginia styled as a shareholder derivative action asserting that it is a shareholder acting on our behalf. We are named as a nominal defendant. Each of the members of our Board of Directors, certain of our officers, and certain of our former directors and officers are named as defendants (“Defendants”). The complaint alleges breach of fiduciary duties to us arising out of Defendants’ alleged failure to cause us to comply with applicable state and federal environmental and worker-safety laws and regulations. The complaint seeks to recover unspecified damages in favor of us, appropriate equitable relief, and an award to Manville of the costs and expenses associated with this action. We believe we have insurance coverage applicable to this matter. We believe this matter will be resolved without a material impact on our cash flows, results of operations or financial condition.

Item 1A. Risk Factors

We are subject to a variety of risks, including, but not limited to those referenced under the heading “Certain Trends and Uncertainties” of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and those referenced herein to other Items contained in our Annual Report on Form 10-K for the year ended December 31, 2006, including Item 1A. Risk Factors, Item 1. Business, under the headings “Customers and Coal Contracts,” “Competition,” and “Environmental, Safety and Health Laws and Regulations,” Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “Critical Accounting Estimates and Assumptions,” “Certain Trends and Uncertainties” and elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about shares of Common Stock that were purchased during the second quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
(In Thousands, Except Average Price Paid Per Share)
April 1 through April 30	-	-	-	-
May 1 through May 31	-	-	-	-
June 1 through June 30	-	-	-	-
Total	-		-	21,077,283	(2)
______

(1)
The Repurchase Program was authorized by the Board of Directors and announced on November 14, 2005 for an aggregate amount not to exceed $500 million. The Repurchase Program does not require us to acquire any specific number of shares and may be terminated at any time.

(2)	Calculated using $450 million that may yet be purchased under our share repurchase program and $21.35, the closing price of Common Stock as reported on the New York Stock Exchange on July 31, 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 22, 2007, our stockholders voted on the following proposals at the Annual Meeting of Stockholders at which there were present at the meeting, in person or by proxy, the holders of 70,573,103 shares of Common Stock, representing 87.03 percent of the total number of shares outstanding as of the record date, such percentage constituting a quorum. The independent inspectors of election certified the following results with respect to each of the following proposals:

(1)
Election of Directors. We proposed to elect Richard M. Gabrys, Dan R. Moore and Baxter F. Phillips, Jr. as Class II directors to hold office for three years and until their respective successors are duly qualified and elected. Based upon the voting provisions of our Certificate of Incorporation related to the election of directors, the following director candidates having received the number of votes following their name were elected by our stockholders to the Board of Directors: Mr. Gabrys (69,619,445 votes), Mr. Moore (69,813,396 votes), and Mr. Phillips, Jr. (69,947,637 votes).  The following directors had terms of office that did not expire at the 2007 Annual Meeting: Don L. Blankenship, James B. Crawford, E. Gordon Gee, Robert H. Foglesong, Bobby R. Inman, Daniel S. Loeb, and Todd Q. Swanson. There were no broker non-votes.

(2)
Appointment of Ernst & Young LLP. Our stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 with 70,208,665 “Votes For,” 265,933 “Votes Against,” and 98,505 “Abstentions.” The “Votes For” represented 99.5% of the shares of Common Stock represented at the meeting, which was more than the 50% required by our Certificate of Incorporation to pass. There were no broker non-votes.

(3)
Stockholder proposal regarding political contribution reports. The stockholder proposal regarding political contribution reports did not pass, having received 9,962,965 “Votes For,” 31,515,494 “Votes Against,” and 19,523,162 “Abstentions.” The “Votes For” represented 14.1% of the shares of Common Stock represented at the meeting, which was less than the 50% required by our Certificate of Incorporation to pass. There were 9,571,482 broker non-votes.

(4)
Stockholder proposal regarding a climate change report. The stockholder proposal regarding a climate change reportdid not pass, having received 7,562,957 “Votes For,” 34,155,274 “Votes Against” and 19,283,390 “Abstentions.” The “Votes For” represented 10.7% of the shares of Common Stock represented at the meeting, which was less than the 50% required by our Certificate of Incorporation to pass. There were 9,571,482 broker non-votes.

Item 6. EXHIBITS

EXHIBITS
10.1	Limited Consent and Second Amendment to Amended and Restated Credit Agreement dated July 19, 2007.
23.1	Consent of Robert H. Fuhrman, recognized Clean Water Act penalty valuation expert dated August 9, 2007.
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY
(Registrant)
Date: August 9, 2007
/s/ E. B. Tolbert
E. B. Tolbert,
Vice President and
Chief Financial Officer

/s/ D. W. Owings
D. W. Owings,
Controller