Form 10-Q
period 2007-11-08
MASSEY ENERGY CO
filed 2007-11-08
CIK 37748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007 there were 79,626,456 shares of common stock, $0.625 par value, outstanding.

 MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2007

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Produced coal revenue	$521,887	$462,434	$1,557,792	$1,430,563
Freight and handling revenue	38,385	36,049	122,138	115,457
Purchased coal revenue	25,978	16,417	82,474	56,162
Other revenue	17,191	40,997	66,160	69,300
Total revenues	603,441	555,897	1,828,564	1,671,482

Costs and expenses
Cost of produced coal revenue	432,405	393,559	1,243,912	1,202,537
Freight and handling costs	38,385	36,049	122,138	115,457
Cost of purchased coal revenue	22,162	15,539	71,507	49,925
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	60,081	56,667	180,874	168,922
Selling, general and administrative	748	929	2,352	2,619
Selling, general and administrative	12,470	5,193	50,824	35,886
Other expense	1,847	1,347	5,929	4,897
Total costs and expenses	568,098	509,283	1,677,536	1,580,243

Income before interest and taxes	35,343	46,614	151,028	91,239

Interest income	6,585	5,042	18,814	15,157
Interest expense	(21,450)	(21,459)	(64,517)	(64,701)

Income before taxes	20,478	30,197	105,325	41,695

Income tax benefit (expense)	930	(6,041)	(16,372)	(8,065)

Income before cumulative effect of accounting change	21,408	24,156	88,953	33,630
Cumulative effect of accounting change, net of tax	-	-	-	(639)

Net income	$21,408	$24,156	$88,953	$32,991

Income per share - Basic
Income before cumulative effect of accounting change	$0.27	$0.30	$1.11	$0.42
Cumulative effect of accounting change	-	-	-	(0.01)
Net income	$0.27	$0.30	$1.11	$0.41

Income per share - Diluted
Income before cumulative effect of accounting change	$0.27	$0.30	$1.10	$0.41
Cumulative effect of accounting change	-	-	-	(0.01)
Net income	$0.27	$0.30	$1.10	$0.40

Shares used to calculate income per share
Basic	79,997	80,319	80,399	80,978
Diluted	80,478	81,057	80,870	81,592

Dividends per share	$0.04	$0.04	$0.12	$0.12
See Notes to Condensed Consolidated Financial Statements

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
UNAUDITED

	September 30,	December 31,
	2007	2006*

ASSETS

Current Assets
Cash and cash equivalents	$336,663	$239,245
Trade and other accounts receivable, less allowance of $445 and $576,
respectively	205,159	197,105
Inventories	186,730	191,056
Income taxes receivable	1,635	-
Other current assets	154,324	172,322
Total current assets	884,511	799,728

Net Property, Plant and Equipment	1,796,375	1,776,781
Other Noncurrent Assets
Pension assets	32,976	34,974
Other	131,263	129,213
Total other noncurrent assets	164,239	164,187

Total assets	$2,845,125	$2,740,696

* Amounts at December 31, 2006 have been derived from audited financial statements.

(Continued On Next Page)

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
UNAUDITED

	September 30,	December 31,
	2007	2006*

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable, principally trade and bank overdrafts	$152,194	$117,157
Current portion of debt	1,844	2,583
Payroll and employee benefits	41,888	40,380
Income taxes payable	-	19,412
Other current liabilities	195,016	175,005
Total current liabilities	390,942	354,537

Noncurrent Liabilities
Long-term debt	1,102,558	1,102,324
Deferred taxes	111,020	116,690
Other noncurrent liabilities	477,793	469,854
Total noncurrent liabilities	1,691,371	1,688,868

Shareholders’ Equity
Capital stock
Preferred – authorized 20,000,000 shares without par value; none issued	-	-
Common – authorized 150,000,000 shares of $0.625 par value; issued
82,447,257 and 82,365,259 shares at September 30, 2007 and
December 31, 2006, respectively	51,518	51,458
Treasury stock, 2,874,800 and 1,299,000 shares at cost at
September 30, 2007 and December 31, 2006, respectively	(79,986)	(49,995)
Additional capital	230,872	220,650
Retained earnings	600,414	515,894
Other comprehensive loss	(40,006)	(40,716)
Total shareholders’ equity	762,812	697,291

Total liabilities and shareholders’ equity	$2,845,125	$2,740,696

* Amounts at December 31, 2006 have been derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
UNAUDITED

	Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88,953	$32,991
Adjustments to reconcile Net income to Cash provided by operating activities:
Cumulative effect of accounting change	-	639
Depreciation, depletion and amortization	183,226	171,541
Share-based compensation expense	8,419	3,726
Deferred income taxes	(7,512)	(4,043)
Gain on disposal of assets	(11,910)	(11,484)
Gain on reserve sales and exchanges	(10,284)	(30,023)
Asset retirement obligations accretion	8,813	7,624
Changes in operating assets and liabilities:
Increase in accounts receivable	(19,923)	(37,596)
Increase (decrease) in inventories	4,326	(7,398)
Decrease in other current assets	17,998	29,467
(Increase) decrease in pension and other assets	(378)	103
Increase (decrease) in accounts payable and bank overdrafts	35,037	(24,929)
(Decrease) increase in accrued income taxes	(21,047)	28,055
Increase in other accrued liabilities	22,603	14,170
Increase in other noncurrent liabilities	17,404	14,015
Asset retirement obligations payments	(8,312)	(2,792)
Cash provided by operating activities	307,413	184,066

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(196,687)	(238,500)
Proceeds from sale of assets	26,520	58,567
Cash utilized by investing activities	(170,167)	(179,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock repurchase	(29,991)	(49,995)
Repayments of capital lease obligations	(2,028)	(8,453)
Cash dividends paid	(9,672)	(9,590)
Proceeds from stock options exercised	1,337	1,017
Income tax benefit from stock option exercises	526	764
Cash utilized by financing activities	(39,828)	(66,257)

Increase (decrease) in cash and cash equivalents	97,418	(62,124)
Cash and cash equivalents at beginning of period	239,245	319,418

Cash and cash equivalents at end of period	$336,663	$257,294

See Notes to Condensed Consolidated Financial Statements

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)           General

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Annual Report on Form 10-K of Massey Energy Company (“we,” “our,” “us”) for the year ended December 31, 2006. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended September 30, 2007 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2007.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary to present fairly our consolidated financial position at September 30, 2007 and our consolidated results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.

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

A.T. Massey fully and unconditionally guarantees our obligations under the 6.625% senior notes due 2010 (the “6.625% Notes”), the 6.875% senior notes due 2013 (the “6.875% Notes”), the 4.75% convertible senior notes due 2023 (the “4.75% Notes”) and the 2.25% convertible senior notes due 2024 (the “2.25% Notes”). In addition, the 6.625% Notes, the 6.875% Notes and the 2.25% Notes are fully and unconditionally, jointly and severally guaranteed by A.T. Massey and substantially all of our indirect operating subsidiaries, each such subsidiary being indirectly 100% owned by us. The subsidiaries not providing a guarantee of the 6.625% Notes, the 6.875% Notes and the 2.25% Notes are minor (as defined under Securities and Exchange Commission (“SEC”) Rule 3-10(h)(6) of Regulation S-X). We have no independent assets or operations. See Note 5 for a more complete discussion of debt.

(2)           Inventories

Inventories are comprised of:

	September 30,	December 31,
	2007	2006
	(In Thousands)
Saleable coal	$119,728	$124,816
Raw coal	12,638	13,210
Subtotal coal inventory	132,366	138,026
Supplies inventory	54,364	53,030
Total inventory	$186,730	$191,056

Saleable coal represents coal ready for sale, including inventories designated for customer facilities under consignment arrangements of $59.8 million and $61.0 million at September 30, 2007 and December 31, 2006, respectively. Raw coal represents coal that generally requires further processing prior to shipment to the customer.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(3)           Other Current Assets

Other current assets are comprised of:
	September 30,	December 31,
	2007	2006
	(In Thousands)
Longwall panel costs	$16,849	$38,843
Deposits	119,264	106,833
Other	18,211	26,646
Total other current assets	$154,324	$172,322

Deposits consist primarily of funds placed in restricted accounts with financial institutions to collateralize letters of credit that support workers’ compensation requirements, insurance and other obligations. As of both September 30, 2007 and December 31, 2006, deposits include $105.1 million of funds pledged as collateral to support $100.1 million of outstanding letters of credit. At September 30, 2007, deposits also include $13.2 million of United States Treasury securities supporting various regulatory obligations.

(4)           Property, Plant and Equipment

Property, plant and equipment is comprised of:

	September 30,	December 31,
	2007	2006
	(In Thousands)
Property, plant and equipment, at cost	$3,605,057	$3,477,550
Accumulated depreciation, depletion and amortization	(1,808,682)	(1,700,769)
Net property, plant and equipment	$1,796,375	$1,776,781

Property, plant and equipment includes gross assets under capital leases of $17.3 million and $32.3 million at September 30, 2007 and December 31, 2006, respectively.

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

During the third quarter of 2006, we sold our Falcon reserves, located in Boone County, West Virginia, to a privately held coal company for total consideration of $30.8 million in cash. The sale consisted of approximately 5.5 million tons of coal reserves. The total gain recognized on the sale was $30.0 million (pre-tax), which is included with Other revenue.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(5)           Debt

Debt is comprised of:

	September 30,	December 31,
	2007	2006
	(In Thousands)
6.875% senior notes due 2013, net of discount	$755,248	$754,804
6.625% senior notes due 2010	335,000	335,000
2.25% convertible senior notes due 2024	9,647	9,647
4.75% convertible senior notes due 2023	730	730
Capital lease obligations	9,204	11,232
Fair value hedge adjustment	(5,427)	(6,506)
Total debt	1,104,402	1,104,907
Amounts due within one year	(1,844)	(2,583)
Total long-term debt	$1,102,558	$1,102,324

The weighted average effective interest rate of the outstanding borrowings was 7.0% at both September 30, 2007 and December 31, 2006, after giving effect to the amortization of the Fair value hedge adjustment. At September 30, 2007, our available liquidity was $450.7 million, comprised of cash and cash equivalents of $336.7 million and $114.0 million availability from our asset-based revolving credit facility.

On December 9, 2005, we exercised our right to terminate our interest rate swap agreement on the 6.625% Notes, which we entered into in November 2003, because of anticipated increases in the variable interest rate component of the swap. We paid a $7.9 million termination payment to the swap counterparty on December 13, 2005. The termination payment, which is reflected in the table above as Fair value hedge adjustment, is being amortized into Interest expense through November 15, 2010. For the three and nine months ended September 30, 2007, $0.4 million and $1.1 million, respectively, of the Fair value hedge adjustment was amortized into Interest expense.

(6)           Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) to create a single model to address accounting for uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007, at which time we increased retained earnings by $5.2 million for the cumulative effect of adoption. We accrue interest and penalties related to unrecognized tax benefits in Other noncurrent liabilities and recognize the related expense in Income tax expense. We accrued less than $100,000 for the payment of interest and penalties at January 1, 2007, and $2.4 million for the payment of interest and penalties at September 30, 2007.

We are subject to income taxes in the United States and various state jurisdictions. The Internal Revenue Service (“IRS”) has examined our federal income tax returns, or statutes of limitations have expired for years through 2000. Additionally, the IRS has sent notification to us of no change for our calendar year ended December 31, 2002 federal income tax return.  We are currently under audit from the IRS for the fiscal year ended October 31, 2001, and calendar years ended December 31, 2003 and 2004. In the various states where we file state income tax returns, the state tax authorities have examined our state returns, or statutes of limitations have expired through 2001.  While management believes that we have adequately provided for any income taxes and interest and penalties that may ultimately be paid with respect to all open tax years, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and state tax-related matters could be recorded in the future as revised estimates are made or underlying matters are settled or otherwise resolved. The total amount of unrecognized tax benefits, including penalties and interest, was approximately $2.3 million as of January 1, 2007 and was approximately $4.7 million as of September 30, 2007. All unrecognized tax benefits would affect the effective tax rate if we were to recognize them.  Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next twelve months. Currently, we do not anticipate any significant changes to current unrecognized tax benefits during the remainder of 2007.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Our third quarter 2007 income tax expense includes a tax benefit of $4.6 million for the release of a valuation allowance previously recorded against a deferred tax asset.  The valuation allowance was released after a settlement was reached at Appeals with the IRS during an audit of the tax year ended October 31, 2001, in which it was determined that a net operating loss could be realized by carrying back to a prior period.

(7)          Pension Expense

Net periodic pension expense for both our qualified defined benefit pension plan and nonqualified supplemental benefit pension plan is comprised of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In Thousands)
Service cost	$2,429	$2,265	$7,287	$6,796
Interest cost	3,756	3,393	11,268	10,178
Expected return on plan assets	(5,607)	(4,988)	(16,820)	(14,964)
Recognized loss	1,017	1,537	3,051	4,612
Amortization of prior service cost	10	(4)	30	(12)
Net periodic pension expense	$1,605	$2,203	$4,816	$6,610

For the three months ended September 30, 2007, we did not contribute to the qualified defined benefit pension plan. For the three months ended September 30, 2006, we contributed $4.1 million. Contributions for the nine months ended September 30, 2007 and 2006 were $0.4 million and $13.0 million, respectively. We paid benefits to participants of the nonqualified supplemental benefit pension plan of $0.05 million and $0.04 million for the nine month periods ended September 30, 2007 and 2006, respectively.

(8)           Other noncurrent liabilities

Other noncurrent liabilities are comprised of:

	September 30,	December 31,
	2007	2006
	(In Thousands)
Reclamation	$154,760	$142,687
Workers' compensation and black lung	92,580	89,227
Other postretirement benefits	143,103	138,109
Other	87,350	99,831
Total other noncurrent liabilities	$477,793	$469,854

(9)           Black Lung and Workers’ Compensation Expense

Expenses for black lung benefits and workers’ compensation related benefits include the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In Thousands)
Self-insured black lung benefits:
Service cost	$624	$655	$1,871	$1,964
Interest cost	783	715	2,350	2,146
Amortization of actuarial gain	(781)	(940)	(2,343)	(2,819)
Subtotal black lung benefits expense	626	430	1,878	1,291
Other workers' compensation benefits	8,802	11,293	23,219	29,120
Total black lung and workers' compensation benefits expense	$9,428	$11,723	$25,097	$30,411

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Payments for benefits, premiums and other costs related to black lung and workers’ compensation liabilities were $10.9 million and $7.1 million, for the three months ended September 30, 2007 and 2006, respectively, and were $24.1 million and $27.9 million for the nine months ended September 30, 2007 and 2006, respectively.

(10)           Other Postretirement Benefits Expense

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In Thousands)
Service cost	$917	$940	$2,751	$2,819
Interest cost	2,117	1,990	6,350	5,969
Recognized loss	466	577	1,398	1,730
Amortization of prior service credit	(188)	(188)	(563)	(563)
Net periodic postretirement benefit cost	$3,312	$3,319	$9,936	$9,955

Payments for benefits related to postretirement benefit cost were $1.2 million and $1.3 million for the three months ended September 30, 2007 and 2006, respectively, and were $3.7 million and $4.0 million, for the nine months ended September 30, 2007 and 2006, respectively.

(11)           Other Items Affecting Net Income

During the third quarter of 2006, we sold our Falcon reserves located in Boone County, West Virginia, to a privately held coal company for total consideration of $30.8 million in cash. The sale consisted of approximately 5.5 million tons of coal reserves. The total gain recognized on the sale was $30.0 million (pre-tax), which is included within Other revenue.

(12)           Earnings Per Share

The number of shares of our common stock, $0.625 par value (“Common Stock”) used to calculate basic earnings per share for the three months and nine months ended September 30, 2007 and 2006 is based on the weighted average of outstanding shares during the respective periods. The number of shares of Common Stock used to calculate diluted earnings per share is based on the number of shares of Common Stock used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by our employees and directors during each period and debt securities currently convertible into shares of Common Stock during each period. In accordance with accounting principles generally accepted in the United States (“GAAP”), the effect of dilutive securities in the amount of 0.3 million shares was excluded from the calculation of the diluted income per common share in the nine months ended September 30, 2006, as such inclusion would result in antidilution.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The computations for basic and diluted income per share are based on the following per share information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In Thousands, Except Per Share Amounts)
Numerator:
Income before cumulative effect of accounting change	$21,408	$24,156	$88,953	$33,630
Cumulative effect of accounting change, net of tax	-	-	-	(639)
Net income - numerator for basic	21,408	24,156	88,953	32,991
Effect of convertible notes	50	51	150	-
Adjusted net income - numerator for diluted	$21,458	$24,207	$89,103	$32,991

Denominator:
Weighted average shares - denominator for basic	79,997	80,319	80,399	80,978
Effect of stock options/restricted stock	157	412	147	614
Effect of convertible notes	324	326	324	-
Adjusted weighted average shares - denominator for diluted	80,478	81,057	80,870	81,592

Income per share:
Basic
Before cumulative effect of accounting change	$0.27	$0.30	$1.11	$0.42
Cumulative effect of accounting change	-	-	-	(0.01)
Net income	$0.27	$0.30	$1.11	$0.41
Diluted
Before cumulative effect of accounting change	$0.27	$0.30	$1.10	$0.41
Cumulative effect of accounting change	-	-	-	(0.01)
Net income	$0.27	$0.30	$1.10	$0.40

The 4.75% Notes are convertible by holders into shares of Common Stock during certain periods under certain circumstances. The 4.75% Notes were not eligible for conversion at September 30, 2007. If all of the 4.75% Notes outstanding at September 30, 2007 had been converted, we would have issued 37,649 shares.

The 2.25% Notes are convertible by holders into shares of Common Stock during certain periods under certain circumstances. The 2.25% Notes were not eligible for conversion at September 30, 2007. If all of the 2.25% Notes outstanding at September 30, 2007 had been eligible and were converted, we would have issued 287,113 shares.

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

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

On September 26, 2007, the trial court held a hearing on the issue of security for the judgment pending appeal to the West Virginia Supreme Court of Appeals. On September 28, 2007, the trial court ordered that a bond be posted in the amount of $50 million.  The $50 million appeal bond was posted with the trial court on October 25, 2007, which stays this matter pending disposition of our appeal.

We believe, in consultation with legal counsel, that we have strong legal arguments to raise on appeal to the West Virginia Supreme Court of Appeals that create significant uncertainty regarding the ultimate outcome of this matter.  Given the size of the punitive damages awarded, West Virginia case precedent, and the significant legal questions the case presents for appeal, we believe it is probable that the West Virginia Supreme Court of Appeals will agree to hear our appeal.  Ultimately, we believe it is unlikely any punitive damages will be assessed in this matter.  We further believe in consultation with legal counsel that due to matters of law in the conduct of the recently completed trial, there is a strong possibility that the West Virginia Supreme Court of Appeals will remand the compensatory damages claim for retrial or significantly reduce the amount of the compensatory damages awarded by the jury.

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

Harman

In December 1997, A.T. Massey’s then subsidiary Wellmore Coal Corporation (“Wellmore”) declared force majeure under its coal supply agreement with Harman Mining Corporation (“Harman”) and reduced the amount of coal to be purchased from Harman. On October 29, 1998, Harman and its sole shareholder sued A.T. Massey and five of its subsidiaries (“Massey Defendants”) in the Circuit Court of Boone County, West Virginia, alleging that the Massey Defendants tortiously interfered with Wellmore’s agreement with Harman, causing Harman to go out of business. On August 1, 2002, the jury awarded the plaintiffs $50 million in compensatory and punitive damages. On April 5, 2007, the West Virginia Supreme Court of Appeals accepted the Massey Defendants’ Petition for Appeal. Oral arguments were held on October 10, 2007. The range of possible loss in this matter extends up to approximately $76 million including the jury award and post judgment interest to date. We believe we raised strong arguments on appeal. As of September 30, 2007, we had accrued a liability of $33.4 million, including $11.4 million of interest, which is included in Other current liabilities.

West Virginia Flooding

Since July 2001, we and nine of our subsidiaries have been sued in 17 consolidated civil actions filed in the Circuit Courts of Boone, Fayette, Kanawha, McDowell, Mercer, Raleigh and Wyoming Counties, West Virginia, for alleged property damages and personal injuries arising out of flooding on or about July 8, 2001. Along with 32 other consolidated cases not involving us or our subsidiaries, these cases cover approximately 4,300 plaintiffs seeking unquantified compensatory and punitive damages from approximately 200 defendants. The West Virginia Supreme Court of Appeals transferred all 49 cases (the “Referred Cases”) to the Circuit Court of Raleigh County, West Virginia, to be handled by a mass litigation panel of three judges. The panel judges will hold multiple trials, each relating to all or part of a watershed. On January 18, 2007, a panel judge dismissed all claims

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

asserted by all plaintiffs within the Coal River watershed, which directly involves approximately 400 plaintiffs and we believe impacts another 800 plaintiffs. Plaintiffs filed a petition seeking appeal of this decision with the West Virginia Supreme Court of Appeals, which was heard and granted on October 24, 2007. We believe it is likely that the appeal will be heard and decided during 2008. On March 15, 2007, in a case not directly involving us or our subsidiaries, a second panel judge vacated a jury verdict covering the Mullens/Oceana subwatershed, entering judgment for defendants. Plaintiffs to that action have filed a petition for appeal of that judgment, which will be heard in November 2007. We believe we have insurance coverage applicable to these matters.

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

Since May 2006, we and twelve of our subsidiaries have been sued in three civil actions filed in the Circuit Courts of Logan and Mingo Counties, West Virginia, for alleged property damages and personal injuries arising out of flooding between May 30 and June 4, 2004. Four of our subsidiaries have been dismissed from one of the Logan County cases.  These complaints cover approximately 425 plaintiffs seeking unquantified compensatory and punitive damages from approximately 52 defendants. Two of these cases (both in Logan County) have been stayed pending appeal of the Coal River watershed decision noted above. In the Mingo County case, a motion to stay pending appeal of the Coal River watershed decision has been made.

On April 10, 2007, two of our subsidiaries were sued in a civil action filed in the Circuit Court of Boone County, West Virginia, for alleged property damages and personal injuries arising out of flooding on or about July 29, 2001. This complaint covers 17 plaintiffs seeking unquantified compensatory and punitive damages from five defendants. A motion to dismiss, or in the alternative, to certify questions to the West Virginia Supreme Court of Appeals has been filed by us and was heard on November 6, 2007.

We believe these matters will be resolved without a material impact on our cash flows, results of operations or financial condition.

             West Virginia Trucking

Since January 2003, an advocacy group and residents in Boone, Kanawha, Mingo and Raleigh Counties, West Virginia, filed 17 suits in the Circuit Courts of Kanawha and Mingo Counties, West Virginia, against us and 15 of our subsidiaries. The claims against us and three of our subsidiaries were dismissed. Plaintiffs alleged that we and our subsidiaries named in the suit illegally transported coal in overloaded trucks, causing damage to state roads, thereby interfering with plaintiffs’ use and enjoyment of their properties and their right to use the public roads. Plaintiffs seek injunctive relief and unquantified compensatory and punitive damages. The West Virginia Supreme Court of Appeals referred the consolidated lawsuits, and three similar lawsuits against other coal and transportation companies not involving us or our subsidiaries, to the Circuit Court of Lincoln County, West Virginia, to be handled by a mass litigation panel of one judge. Plaintiffs filed motions requesting class certification. On June 7, 2007, plaintiffs voluntarily dismissed their public nuisance claims seeking monetary damages for road and bridge repairs. Defendants filed a motion requesting that the mass litigation panel judge recommend to the West Virginia Supreme Court of Appeals that the cases be sent back to the Circuit Courts of origin for resolution. The Circuit Court has not ruled on this motion.  Defendants have moved to dismiss any remaining public nuisance claims and to limit any damages for nuisance to two years prior to the filing of any suit.  These motions to dismiss are set for hearing on December 14, 2007.  The Circuit Court has set a hearing on plaintiffs’ motion for class certification for February 12, 2008.  No date has been set for a trial.  We believe we have insurance coverage applicable to these matters and that they will be resolved without a material impact on our cash flows, results of operations or financial condition.

Well Water Contamination

Since September 2004, approximately 710 plaintiffs filed approximately 400 suits against us and our subsidiary Rawl Sales & Processing Co. in the Circuit Court of Mingo County, West Virginia, for alleged property damage and personal injuries arising out of slurry injection and impoundment practices allegedly contaminating plaintiffs’ water wells. Subsequent to such filings, approximately 55 suits have either been voluntarily dismissed by the plaintiffs or dismissed by the Court.Plaintiffs seek injunctive relief and unquantified compensatory and punitive damages. Trial is scheduled to commence on May 27, 2008. We believe we have insurance coverage applicable to these matters and that they will be resolved without a material impact on our cash flows, results of operations or financial condition.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Surface Mining Fills

Since September 2005, three environmental groups sued the U.S. Army Corps of Engineers (“Corps”) in the United States District Court for the Southern District of West Virginia (the “trial Court”), asserting the Corps unlawfully issued permits to four of our surface mines to construct mining fills. The suit alleges the Corps failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act, including preparing environmental impact statements for individual permits. We intervened in the suit to protect our interests. On March 23, 2007, the trial Court rescinded four of our permits, resulting in the temporary suspension of mining at these surface mines. We appealed that ruling to the United States Court of Appeals for the Fourth Circuit. On April 17, 2007, the trial Court partially stayed its ruling, permitting mining to resume in certain fills that were already under construction. On June 14, 2007, the trial Court issued an additional ruling, finding the Corps improperly approved placement of sediment ponds in streams below fills on the four permits in question.  The trial Court subsequently modified its ruling to allow these ponds to remain in place, as the ponds and fills have already been constructed.  The trial Court’s ruling could impact the issuance of permits for the placement of sediment ponds for future operations. If the permits for the fills or sediment ponds are ultimately held to be unlawfully issued, production could be affected at these surface mines, and the process of obtaining new Corps permits for all surface mines could become more difficult. We do not expect any material impact on our cash flows, results of operations or financial condition through 2008 and will continue to monitor developments in the matter.

Virginia Electric and Power Company

On December 30, 2005, Virginia Electric and Power Company (“VEPCO”) filed suit in the Circuit Court of the City of Richmond, Virginia against A.T. Massey and Massey Coal Sales Company, Inc. (“MCS”). On April 11, 2007, A.T. Massey and MCS filed their Answer, Affirmative Defenses and Counterclaim. On October 8, 2007, the parties entered into a confidential settlement agreement to settle the lawsuit and counterclaim for complete releases and a dismissal with prejudice. The dismissal order was entered by the court on October 10, 2007. The financial impact of the settlement is included in the third quarter in Cost of produced coal revenue. This matter was resolved without a material impact on our cash flows, results of operations or financial condition.

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

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

We reported after-tax earnings for the third quarter of $21.4 million, or $0.27 per basic and diluted share, compared to after-tax earnings of $24.2 million, or $0.30 per basic and diluted share, for the comparable period in 2006. During the third quarter of 2007, we recognized a tax benefit of $4.6 million ($0.06 per diluted share) for the release of a valuation allowance previously recorded against a Federal deferred tax asset.  During the third quarter of 2006, we sold our Falcon coal reserves, located in Boone County, West Virginia, to a privately held coal company for total consideration of $30.8 million in cash.  The total gain recognized on the sale was $30.0 million (pre-tax), or $0.24 per diluted share, which is included in Other revenue.

Produced tons sold were 10.3 million in the quarter, compared to 9.4 million in the third quarter of 2006. Shipments of metallurgical and industrial coal improved significantly in the third quarter of 2007 due to improved productivity at underground room and pillar mines resulting from lower turnover and a more stable workforce, and improved performance from the railroads shipping this coal. Third quarter 2006 shipments were negatively affected by productivity issues resulting from a difficult restart of the Aracoma longwall mine in July 2006, which had been idled by a fire since January 2006, and geological difficulties at several underground mines. We produced 9.6 million tons during the third quarter of 2007, compared to 9.1 million tons produced in the third quarter of 2006. Exports increased to 0.9 million tons compared to 0.8 million tons exported in the third quarter of 2006.

During the third quarter of 2007, Produced coal revenue increased by 12.9% over the prior year third quarter as we benefited from higher utility coal sales prices secured in new coal sales agreements as lower-priced contracts expired and we shipped a larger percentage of higher-priced metallurgical tons in the third quarter of 2007. Our average Produced coal revenue per ton sold in the third quarter of 2007 of $50.75 increased by 3% compared to $49.27 in the third quarter of 2006. Our average Produced coal revenue per ton in the third quarter of 2007 for metallurgical tons sold decreased by 3% to $71.19 per ton compared to $73.53 in the third quarter of 2006.

Our Average cash cost per ton sold (see Note below) was $43.26, compared to $42.48 in the previous year’s third quarter. The increased cost level is primarily due to indirect costs associated with compliance with new safety regulations, increased sales-related costs, higher supply costs and litigation accruals. Total capital spending for the third quarter of 2007 was $60.1 million, compared to $76.9 million for the third quarter of 2006.

On July 2, 2007, a jury awarded damages in favor of Wheeling-Pittsburgh Steel Corporation and Mountain State Carbon, LLC in the amount of $219.9 million, comprised of $119.9 million compensatory and $100 million punitive damages.  On July 30, 2007, the court awarded an additional $24 million of pre-judgment interest. We believe the range of possible loss in this matter is from $16 million to $244 million, prior to post-judgment interest or other costs. We are unable to predict the ultimate outcome of this matter and believe there is no amount in the range that is a better estimate than any other amount given the various possible outcomes on appeal and, therefore, the minimum amount in the range has been accrued (included in Other current liabilities).  It is reasonably possible that our judgments regarding these matters could change in the near term, resulting in the recording of additional material losses that would affect our operating results and financial position. We posted a $50 million appeal bond with the Court on October 25, 2007, which stays this matter pending disposition of our appeal. Refer to Note 13 to the Notes to Condensed Consolidated Financial Statements for further details.

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

	Three Months Ended September 30,
	2007		2006
	$	per ton	$	per ton
	(In Millions, Except Per Ton Amounts)
Total costs and expenses	$568.1		$509.3
Less: Freight and handling costs	38.4		36.0
Less: Cost of purchased coal revenue	22.2		15.5
Less: Depreciation, depletion and amortization	60.8		57.6
Less: Other expense	1.8		1.3
Average cash cost	$444.9	$ 43.26	$398.9	$ 42.48

RESULTS OF OPERATIONS

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Revenues
	Three Months Ended
	September 30,
			Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In Thousands)
Revenues
Produced coal revenue	$521,887	$462,434	$59,453	13%
Freight and handling revenue	38,385	36,049	2,336	6%
Purchased coal revenue	25,978	16,417	9,561	58%
Other revenue	17,191	40,997	(23,806)	(58)%
Total revenues	$603,441	$555,897	$47,544	9%

The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the third quarter of 2007 compared to the third quarter of 2006:

	Three Months Ended
	September 30,
	2007	2006	Increase (Decrease)	% Increase (Decrease)
	(In Millions, Except Per Ton Amounts)
Produced tons sold:
Utility	7.2	6.9	0.3	5%
Metallurgical	2.0	1.6	0.4	23%
Industrial	1.1	0.9	0.2	20%
Total	10.3	9.4	0.9	10%

Produced coal revenue per ton sold:
Utility	$45.27	$43.06	$2.21	5%
Metallurgical	$71.19	$73.53	$(2.34)	(3)%
Industrial	$49.58	$52.90	$(3.32)	(6)%
Weighted average	$50.75	$49.27	$1.48	3%

Shipments of metallurgical and industrial coal improved significantly in the third quarter of 2007 compared to the third quarter of 2006, mainly due to improved productivity at underground room and pillar mines resulting from lower turnover and a more stable workforce, and improved performance from the railroads shipping this coal. The average per ton sales price for utility coal continued to improve in the third quarter of 2007, attributable to prices contracted during a period of increased demand for utility coal in the United States. The higher demand resulted in shortages of certain quality utility coal, increasing the market prices of this coal, and allowed us to negotiate agreements containing higher price terms as lower-priced contracts expired. The decrease in average per ton sales price for the industrial market is mainly attributable to lower pricing on recently contracted sales.

Purchased coal revenue increased due to an increase in purchased tons sold from 0.3 million in the third quarter of 2006 to 0.5 million in the third quarter of 2007, partially offset by a 7.4% decrease in the price per ton of purchased coal sold. We purchase varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which consists of royalties, rentals, earnings associated with coal handling facilities, gas well revenues, synfuel earnings, gains on the sale of non-strategic assets, contract settlement payments, and miscellaneous income, decreased primarily due to the Falcon reserve sale pre-tax gain of $30.0 million in the third quarter of 2006.  Net of the effect of the Falcon reserve sale, other revenue in the third quarter of 2007 increased due to additional revenue generated from royalty agreements.

Costs
	Three Months Ended
	September 30,
			Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In Thousands)
Costs and expenses
Cost of produced coal revenue	$432,405	$393,559	$38,846	10%
Freight and handling costs	38,385	36,049	2,336	6%
Cost of purchased coal revenue	22,162	15,539	6,623	43%
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	60,081	56,667	3,414	6%
Selling, general and administrative	748	929	(181)	(19)%
Selling, general and administrative	12,470	5,193	7,277	140%
Other expense	1,847	1,347	500	37%
Total costs and expenses	$568,098	$509,283	$58,815	12%

Cost of produced coal revenue increased primarily due to indirect costs associated with compliance with new safety regulations, increased sales-related costs, higher supply costs and litigation accruals. Tons produced in the third quarter of 2007 were 9.6 million compared to 9.1 million in the third quarter of 2006.

Cost of purchased coal revenue increased due to an increase in purchased tons sold from 0.3 million in the third quarter of 2006 to 0.5 million in the third quarter of 2007 offset by a 25% decrease in the average cash cost per ton of purchased coal.

Selling, general and administrative expenses increased due to higher performance-based compensation expenses and increased legal fee expenses.

Interest income

Interest income increased due to higher cash and interest-bearing deposit balances through September 30, 2007 as compared to September 30, 2006.

Income Taxes

The tax rates for the third quarter of 2007 and 2006 were favorably impacted by percentage depletion allowances.  Our third quarter 2007 income tax benefit includes a tax benefit of $4.6 million for the release of a valuation allowance previously recorded against a deferred tax asset.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Revenues
	Nine Months Ended
	September 30,
			Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In Thousands)
Revenues
Produced coal revenue	$1,557,792	$1,430,563	$127,229	9%
Freight and handling revenue	122,138	115,457	6,681	6%
Purchased coal revenue	82,474	56,162	26,312	47%
Other revenue	66,160	69,300	(3,140)	(5)%
Total revenues	$1,828,564	$1,671,482	$157,082	9%

The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the first nine months of 2007 compared to the first nine months of 2006:

	Nine Months Ended
	September 30,
	2007	2006	Increase (Decrease)	% Increase (Decrease)
	(In Millions, Except Per Ton Amounts)
Produced tons sold:
Utility	20.9	21.4	(0.5)	(3)%
Metallurgical	6.5	5.7	0.8	15%
Industrial	2.9	2.6	0.3	11%
Total	30.3	29.7	0.6	2%

Produced coal revenue per ton sold:
Utility	$45.04	$42.31	$2.73	6%
Metallurgical	$72.40	$67.70	$4.70	7%
Industrial	$50.95	$53.86	$(2.91)	(5)%
Weighted average	$51.46	$48.14	$3.32	7%

Shipments of metallurgical and industrial coal improved significantly in the first nine months of 2007 compared to the first nine months of 2006, mainly due to improved productivity at underground room and pillar mines resulting from lower turnover and a more stable workforce, and improved performance from the railroads shipping this coal. The improvement in average per ton sales price for the first nine months of 2007 is attributable to prices contracted during a period of increased demand for most grades of coal in the United States and for metallurgical coal worldwide. The higher demand resulted in shortages of certain coals, increasing the market prices of these coals, and allowed us to negotiate agreements containing higher price terms as lower-priced contracts expired.  The decrease in average per ton sales price for the industrial market is mainly attributable to lower pricing on recently priced sales.

Purchased coal revenue increased due to an increase in purchased tons sold from 1.1 million in the first nine months of 2006 to 1.6 million in the first nine months of 2007. We purchase varying amounts of coal each quarter to supplement produced coal sales.

Costs
	Nine Months Ended
	September 30,
			Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In Thousands)
Costs and expenses
Cost of produced coal revenue	$1,243,912	$1,202,537	$41,375	3%
Freight and handling costs	122,138	115,457	6,681	6%
Cost of purchased coal revenue	71,507	49,925	21,582	43%
Depreciation, depletion and amortization, applicable to:	-
Cost of produced coal revenue	180,874	168,922	11,952	7%
Selling, general and administrative	2,352	2,619	(267)	(10)%
Selling, general and administrative	50,824	35,886	14,938	42%
Other expense	5,929	4,897	1,032	21%
Total costs and expenses	$1,677,536	$1,580,243	$97,293	6%

Cost of produced coal revenue on a per ton of coal sold basis increased 1.5% in the first nine months of 2007 compared with the first nine months of 2006. This increase resulted from a variety of factors including indirect costs associated with compliance with new safety regulations, increased sales-related costs, higher supply costs and litigation accruals. Tons produced in the first nine months of 2007 and 2006 were 30.3 million and 29.5 million, respectively.

Cost of purchased coal revenue increased due to an increase in purchased tons sold from 1.1 million in the first nine months of 2006 to 1.6 million in the first nine months of 2007.

Selling, general and administrative expenses increased due to higher performance-based compensation expense and increased legal fee expenses.

Other expense, which consists of costs associated with the generation of Other revenue, such as costs to operate the synfuel facility, gas wells, and other miscellaneous expenses, increased due to increased costs to operate both the synfuel facility and our gas wells.

Interest income

Interest income increased due to higher average cash and interest-bearing deposit balances through September 30, 2007 as compared to September 30, 2006.

Income Taxes

The tax rate for the first nine months of 2007 and 2006 were favorably impacted by percentage depletion allowances. Additionally, the tax rate for the first nine months of 2007 was negatively impacted by accruals for uncertain tax positions offset by the recognition of a tax benefit of $4.6 million for the release of a valuation allowance previously recorded against a deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, our available liquidity was $450.7 million, comprised of cash and cash equivalents of $336.7 million and $114.0 million availability from our asset-based revolving credit facility. Our total debt-to-book capitalization ratio was 59.1% at September 30, 2007.

Debt was comprised of:
	September 30,	December 31,
	2007	2006
	(In Thousands)
6.875% senior notes due 2013, net of discount	$755,248	$754,804
6.625% senior notes due 2010	335,000	335,000
2.25% convertible senior notes due 2024	9,647	9,647
4.75% convertible senior notes due 2023	730	730
Capital lease obligations	9,204	11,232
Fair value hedge adjustment	(5,427)	(6,506)
Total debt	1,104,402	1,104,907
Amounts due within one year	(1,844)	(2,583)
Total long-term debt	$1,102,558	$1,102,324

Cash Flow

Net cash provided by operating activities was $307.4 million for the first nine months of 2007 compared to $184.1 million for the first nine months of 2006. Cash provided by operating activities reflects net income adjusted for non-cash charges and changes in working capital requirements.

Net cash utilized by investing activities was $170.2 million and $179.9 million for the first nine months of 2007 and 2006, respectively. The cash used in investing activities reflects capital expenditures in the amount of $196.7 million and $238.5 million for the first nine months of 2007 and 2006, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, and projects to improve the efficiency of mining operations. Additionally, the first nine months of 2007 and 2006 included $26.5 million and $58.6 million, respectively, of proceeds provided by the sale of assets. Proceeds from the sale of assets for the first nine months of 2006 included $30.8 million in cash related to the sale of our Falcon reserves (See Note 4 to the Notes to the Condensed Consolidated Financial Statements for further discussion).

Net cash utilized by financing activities was $39.8 million compared to $66.3 million for the first nine months of 2007 and 2006, respectively. Financing activities for the first nine months of 2007 and 2006 primarily reflect changes in debt levels, as well as the exercising of stock options and payments of dividends. In addition, financing activities for 2007 and 2006 included $30 and $50 million, respectively for the repurchase of 1.6 and 1.3 million shares, respectively of Common Stock under the share repurchase program.

We believe that cash on hand, cash generated from operations and our borrowing capacity will be sufficient to meet our working capital requirements, scheduled debt payments, potential share repurchases, anticipated dividend payments, expected settlements and final awards of outstanding litigation, and anticipated capital expenditures including planned expansions (other than major acquisitions) for at least the next few years. We plan to make capital investments beginning in the fourth quarter 2007 through fiscal year 2009 to develop anticipated net additional annual production of approximately 8 million tons by 2010 of utility and metallurgical coal.  Nevertheless, our ability to satisfy our debt service obligations, repurchase shares, pay dividends, pay settlements and final awards of outstanding litigation, or fund planned capital expenditures including planned expansions, will substantially depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry, debt covenants, and financial, business and other factors, some of which are beyond our control. We frequently evaluate potential acquisitions. In the past, we have funded acquisitions primarily with cash generated from operations, but we may consider a variety of other sources, depending on the size of any transaction, including debt or equity financing. Additional capital resources may not be available to us on terms that we find acceptable, or at all.

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

Owners of facilities that produce synthetic fuels can qualify for tax credits under the provisions of Section 45K of the Internal Revenue Code of 1986, as amended (“Section 45K”). In 2001 and 2002, we sold most of our interest in a synfuel facility and subsequently entered into an agreement to manage the facility. As part of the compensation for the sale, we received a contingent promissory note that is paid on a cents per Section 45K credit dollar earned based on synfuel tonnage shipped through 2007. The payments to be received by us under the contingent promissory note may be reduced or eliminated if the price of oil remains above a certain threshold price set by the IRS (the “threshold price”).  Once the threshold price is reached, the Section 45K credits will be phased out ratably over an approximate $14.00 per barrel range above the threshold price. The threshold price for 2006 was set by the IRS in April 2007 and at a level where there was a partial phase-out of 2006 Section 45K tax credits. The threshold price for 2007 is expected to be set by the IRS in April 2008. For the year-to-date period through October 31, 2007, the average price of West Texas Intermediate crude oil was approximately $68.33 per barrel. Assuming the price of oil remains at or above this average in 2007, a portion of the Section 45K credits for 2007 will likely be phased out and our earnings from our operating and financial arrangements with the synfuel facility will be reduced. If the price of oil rises too high causing a portion or all of the credits to be phased out, the majority owner of the synfuel facility may decide to close the facility, which would eliminate all of our future earnings from our operating and financial arrangements with the synfuel facility.

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

We use surety bonds to secure post-mining reclamation, workers’ compensation, wage payment and collection bonds and other miscellaneous obligations. As of September 30, 2007, we had $317.3 million of outstanding surety bonds. Those bonds were in place to secure obligations as follows: post-mining reclamation bonds of $307.9 million, federal black lung bonds of $3.9 million, and other miscellaneous obligation bonds of $5.5 million.

Generally, the availability and market terms of surety bonds continue to be challenging. If we are unable to meet certain financial tests applicable to some of our surety bonds, or to the extent that surety bonds otherwise become unavailable, we would need to replace certain surety bonds or seek to secure them with letters of credit, cash deposits, or other suitable forms of collateral. As of September 30, 2007, we had secured $46.1 million of surety obligations with letters of credit.

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

At September 30, 2007, we had $161.1 million of letters of credit outstanding, of which $100.1 million was collateralized by $105.1 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks, and $61.0 million was issued under our asset-based lending arrangement. No claims were outstanding against those letters of credit as of September 30, 2007.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended September 30, 2007 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of Item 7.

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

Item 3:  QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

Please refer to Item 7A. Quantitative and Qualitative Discussions About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion of certain market risk factors, which may impact our business. There has been no significant change to our market risk exposures for the nine months ended September 30, 2007.

Item 4:  CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer and Chief Financial Officer (“CFO”), who is our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The following describes material developments in legal proceedings affecting us, as previously described in Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2006, and in subsequently filed interim reports, as they relate to the fiscal quarter ended September 30, 2007. Certain other information responsive to this Item 1 is contained in Note 13, “Contingencies,” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Shareholder Suits

On July 2, 2007, Manville Personal Injury Trust (“Manville”) filed a suit in the Circuit Court of Kanawha County, West Virginia styled as a shareholder derivative action asserting that it is a shareholder acting on our behalf. We are named as a nominal defendant. Each of the members of our Board of Directors, certain of our officers, and certain of our former directors and officers are named as defendants (“Manville Defendants”). On September 21, 2007, the Manville Defendants filed motions to dismiss the action with the Circuit Court.

On September 7, 2007, Vernon Mercier filed a similar action in the United States District Court, Southern District of West Virginia, styled as a shareholder derivative action asserting that he is a shareholder acting on our behalf. We are named as a nominal defendant. Each of the members of our Board of Directors and certain of our officers and one former officer are named as defendants (“Vernon Mercier Defendants”). To our knowledge as of October 31, 2007, none of the Vernon Mercier Defendants has been served.

Each of these complaints alleges breach of fiduciary duties to us arising out of either the Manville Defendants’ or the Vernon Mercier Defendants' alleged failure to cause us to comply with applicable state and federal environmental and worker-safety laws and regulations. Both of the complaints seek to recover unspecified damages in favor of us, appropriate equitable relief, and an award to Manville and Vernon Mercier, respectively, of the costs and expenses associated with these actions.

We believe we, the Manville Defendants and the Vernon Mercier Defendants have insurance coverage applicable to these matters. We believe these matters will be resolved without a material impact on our cash flows, results of operations or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about shares of Common Stock that were purchased during the third quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
	(In Thousands, Except Average Price Paid Per Share)
July 1 through July 31	-	-	-	-
August 1 through August 31	1,576	19.01	1,576	-
September 1 through September 30	-	-	-	-
Total	1,576		1,576	13,257,576	(2)
______

(1)
The repurchase program was authorized by the Board of Directors and announced on November 14, 2005 for an aggregate amount not to exceed $500 million. The repurchase program does not require us to acquire any specific number of shares and may be terminated at any time.

(2)	Calculated using $420 million that may yet be purchased under our share repurchase program and $31.68, the closing price of Common Stock as reported on the New York Stock Exchange on October 31, 2007.

Item 6. EXHIBITS

EXHIBITS
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY
(Registrant)
Date: November 8, 2007
/s/ E. B. Tolbert
E. B. Tolbert,
Vice President and
Chief Financial Officer

/s/ D. W. Owings
D. W. Owings,
Controller