Form 10-Q
period 2008-05-09
MASSEY ENERGY CO
filed 2008-05-09
CIK 37748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No [X]

As of April 20, 2008 there were 80,570,841 shares of common stock, $0.625 par value, outstanding.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2008

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
UNAUDITED
	Three Months Ended
	March 31,
	2008	2007
Revenues
Produced coal revenue	$543,231	$519,693
Freight and handling revenue	65,042	43,852
Purchased coal revenue	10,674	25,174
Other revenue	25,678	18,601
Total revenues	644,625	607,320

Costs and expenses
Cost of produced coal revenue	418,227	402,517
Freight and handling costs	65,042	43,852
Cost of purchased coal revenue	9,864	22,160
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	59,348	61,337
Selling, general and administrative	904	812
Selling, general and administrative	21,479	18,689
Other expense	786	2,396
Total costs and expenses	575,650	551,763

Income before interest and taxes	68,975	55,557

Interest income	5,221	5,410
Interest expense	(20,957)	(21,436)

Income before taxes	53,239	39,531

Income tax expense	(11,305)	(6,924)

Net income	$41,934	$32,607

Net income per share
Basic	$0.53	$0.40
Diluted	$0.52	$0.40

Shares used to calculate Net income per share
Basic	79,768	80,563
Diluted	80,597	81,048

Dividends per share	$0.05	$0.04

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
UNAUDITED
	March 31,	December 31,
	2008	2007*

ASSETS

Current Assets
Cash and cash equivalents	$391,047	$365,220
Trade and other accounts receivable, less allowance of $444
at March 31, 2008 and December 31, 2007	197,690	156,572
Inventories	189,693	183,360
Income taxes receivable	319	16,302
Other current assets	156,604	165,940
Total current assets	935,353	887,394

Net Property, Plant and Equipment	1,870,471	1,793,920
Other Noncurrent Assets
Pension assets	47,036	47,323
Other	132,369	132,034
Total other noncurrent assets	179,405	179,357

Total assets	$2,985,229	$2,860,671

* Amounts at December 31, 2007 have been derived from audited financial statements.

(Continued On Next Page)

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
UNAUDITED
	March 31,	December 31,
	2008	2007*

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable, principally trade and bank overdrafts	$164,629	$148,206
Current portion of debt	1,899	1,875
Payroll and employee benefits	48,019	46,512
Other current liabilities	209,743	171,269
Total current liabilities	424,290	367,862

Noncurrent Liabilities
Long-term debt	1,102,732	1,102,672
Deferred taxes	157,691	154,705
Other noncurrent liabilities	460,999	451,428
Total noncurrent liabilities	1,721,422	1,708,805

Shareholders’ Equity
Capital Stock
Preferred – authorized 20,000,000 shares without par value; none issued	-	-
Common – authorized 150,000,000 shares of $0.625 par value; issued
83,415,465 and 82,818,578 shares at March 31, 2008 and
December 31, 2007, respectively	52,118	51,743
Treasury stock, 2,874,800 shares at cost	(79,986)	(79,986)
Additional capital	255,162	237,684
Retained earnings	639,533	601,587
Accumulated other comprehensive loss	(27,310)	(27,024)
Total shareholders’ equity	839,517	784,004

Total liabilities and shareholders’ equity	$2,985,229	$2,860,671

* Amounts at December 31, 2007 have been derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
UNAUDITED
	Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,934	$32,607
Adjustments to reconcile Net income to Cash provided by operating activities:
Depreciation, depletion and amortization	60,252	62,149
Share-based compensation expense	3,757	3,143
Deferred income taxes	6,309	(390)
Loss (gain) on disposal of assets	641	(2,664)
Gain on reserve exchange	(13,559)	-
Asset retirement obligations accretion	2,976	2,894
Changes in operating assets and liabilities:
Increase in accounts receivable	(42,377)	(43,212)
Increase in inventories	(6,333)	(3,175)
Decrease in other current assets	9,336	11,996
Increase in pension and other assets	(120)	(1,737)
Increase in accounts payable and bank overdrafts	16,423	11,935
Increase (decrease) in accrued income taxes	15,983	(7,307)
Increase in other accrued liabilities	39,964	18,652
Increase in other noncurrent liabilities	3,580	11,055
Asset retirement obligations payments	(1,335)	(1,937)
Cash provided by operating activities	137,431	94,009

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(123,547)	(59,853)
Proceeds from sale of assets	1,357	2,091
Cash utilized by investing activities	(122,190)	(57,762)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of capital lease obligations	(452)	(1,262)
Cash dividends paid	(3,971)	(3,222)
Proceeds from stock options exercised	11,866	227
Income tax benefit from stock option exercises	3,143	68
Cash provided (utilized) by financing activities	10,586	(4,189)

Increase in cash and cash equivalents	25,827	32,058
Cash and cash equivalents at beginning of period	365,220	239,245

Cash and cash equivalents at end of period	$391,047	$271,303

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)           General

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Annual Report on Form 10-K of Massey Energy Company (“we,” “our,” “us”) for the year ended December 31, 2007. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended March 31, 2008 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2008.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary to present fairly our consolidated financial position at March 31, 2008 and our consolidated results of operations and cash flows for the three months ended March 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States.

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

(2)           Inventories

Inventories consisted of the following:

	March 31, 2008	December 31, 2007
	(In Thousands)
Saleable coal	$115,492	$120,343
Raw coal	20,474	11,471
Subtotal coal inventory	135,966	131,814
Supplies inventory	53,727	51,546
Total inventory	$189,693	$183,360

Saleable coal represents coal ready for sale, including inventories designated for customer facilities under consignment arrangements of $31.9 million and $62.1 million at March 31, 2008 and December 31, 2007, respectively. Raw coal represents coal that generally requires further processing prior to shipment to the customer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(3)           Other Current Assets

Other current assets are comprised of the following:

	March 31, 2008	December 31, 2007
	(In Thousands)
Longwall panel costs	$17,164	$18,029
Deposits	119,688	118,944
Other	19,752	28,967
Total other current assets	$156,604	$165,940

Deposits consist primarily of funds placed in restricted accounts with financial institutions to collateralize letters of credit that support workers’ compensation requirements, insurance and other obligations. As of March 31, 2008 and December 31, 2007, deposits include $96.0 million of funds pledged as collateral to support $45.1 million of outstanding letters of credit and a $50.0 million appeal bond.  In addition, there were $13.0 million of United States Treasury securities supporting various regulatory obligations.

(4)           Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	March 31, 2008	December 31, 2007
	(In Thousands)
Property, plant and equipment, at cost	$3,774,650	$3,649,853
Accumulated depreciation, depletion and amortization	(1,904,179)	(1,855,933)
Net property, plant and equipment	$1,870,471	$1,793,920

Property, plant and equipment includes gross assets under capital leases of $17.3 million at March 31, 2008 and December 31, 2007.

During the first quarter of 2008, we exchanged coal reserves with a third party, recognizing a gain in Other Revenue of $13.6 million (pre-tax) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB No. 29, Accounting for Nonmonetary Transactions.”  The acquired coal reserves were recorded in Property, plant and equipment at the fair value of the reserves surrendered.

(5)           Debt

Debt is comprised of the following:
	March 31, 2008	December 31, 2007
	(In Thousands)
6.875% senior notes due 2013, net of discount	$755,557	$755,401
6.625% senior notes due 2010	335,000	335,000
2.25% convertible senior notes due 2024	9,647	9,647
4.75% convertible senior notes due 2023	730	730
Capital lease obligations	8,371	8,823
Fair value hedge adjustment	(4,674)	(5,054)
Total debt	1,104,631	1,104,547
Amounts due within one year	(1,899)	(1,875)
Total long-term debt	$1,102,732	$1,102,672

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The weighted average effective interest rate of the outstanding borrowings was 7.0% at both March 31, 2008 and December 31, 2007, after giving effect to the amortization of the Fair value hedge adjustment. At March 31, 2008, our available liquidity was $489.6 million, comprised of cash and cash equivalents of $391.0 million and $98.6 million availability from our asset-based revolving credit facility.

On December 9, 2005, we exercised our right to terminate our interest rate swap agreement on the 6.625% Notes, which we entered into in November 2003, because of anticipated increases in the variable interest rate component of the swap. We paid a $7.9 million termination payment to the swap counterparty on December 13, 2005. The termination payment, which is reflected in the table above as Fair value hedge adjustment, is being amortized into Interest expense through November 15, 2010. For the three months ended March 31, 2008, $0.4 million of the Fair value hedge adjustment was amortized into Interest expense.

(6)           Pension Expense

Net periodic pension expense for both our qualified defined benefit pension plan and nonqualified supplemental benefit pension plan is comprised of the following components:

	Three Months Ended
	March 31,
	2008	2007
	(In Thousands)
Service cost	$2,116	$2,438
Interest cost	3,999	3,707
Expected return on plan assets	(5,713)	(5,597)
Recognized loss	254	772
Amortization of prior service cost	10	10
Net periodic pension expense	$666	$1,330

For the three months ended March 31, 2008, we did not contribute to the qualified defined benefit pension plan. For the three months ended March 31, 2007, we contributed $0.4 million to the qualified defined benefit pension plan. We paid benefits to participants of the nonqualified supplemental benefit pension plan of $0.02 million for both the three-month periods ended March 31, 2008 and 2007.

(7)           Other noncurrent liabilities

Other noncurrent liabilities is comprised of the following:

	March 31, 2008	December 31, 2007
	(In Thousands)
Reclamation	$146,042	$142,213
Workers' compensation and black lung	92,101	90,702
Other postretirement benefits	142,466	141,087
Other	80,390	77,426
Total other noncurrent liabilities	$460,999	$451,428

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(8)           Black Lung and Workers’ Compensation Expense

Expenses for black lung benefits and workers’ compensation related benefits include the following components:

	Three Months Ended
	March 31,
	2008	2007
	(In Thousands)
Self-insured black lung benefits:
Service cost	$600	$675
Interest cost	850	775
Amortization of actuarial gain	(875)	(825)
Subtotal black lung benefits expense	575	625
Other workers' compensation benefits	9,131	7,601
Total black lung and workers' compensation benefits expense	$9,706	$8,226

Payments for benefits, premiums and other costs related to black lung and workers’ compensation liabilities were $6.5 million and $6.9 million for the three months ended March 31, 2008 and 2007, respectively.

(9)           Other Postretirement Benefits Expense

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended
	March 31,
	2008	2007
	(In Thousands)
Service cost	$825	$975
Interest cost	2,350	2,075
Recognized loss	325	475
Amortization of prior service credit	(188)	(200)
Net periodic postretirement benefit cost	$3,312	$3,325

Payments for benefits related to postretirement benefit cost were $1.4 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively.

Multi-Employer Benefits

In March 2007, we entered into a settlement agreement with the United Mine Workers of America Combined Benefit Fund that resolved all previous issues related to the calculation of payments. In the first quarter of 2007, we recorded a refund of $3.6 million, with approximately $3.25 million of the refund applied against Cost of produced coal revenue and approximately $0.35 million applied to Interest income.

(10)           Other Items Affecting Net Income

In the first quarter of 2008, we reversed a $4.2 million receivable as a result of the United States Supreme Court reversal of a lower court ruling that had approved a black lung excise tax refund, with $4.2 million recorded against Cost of produced coal revenue.

(11)           Earnings Per Share

    The number of shares of our common stock, $0.625 par value (“Common Stock”) used to calculate basic earnings per share for the three months ended March 31, 2008 and 2007 is based on the weighted average of outstanding shares during the respective periods. The number of shares of Common Stock used to calculate diluted earnings per share is based on the number of shares of Common Stock used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

instruments held by our employees and directors during each period and debt securities currently convertible into shares of Common Stock during each period. In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities in the amount of 0.5 million shares and 2.0 million shares of Common Stock was excluded from the calculation of diluted income per common share for the three months ended March 31, 2008 and 2007, respectively, as such inclusion would result in antidilution.

The computations for basic and diluted income per share are based on the following per share information:

	Three Months Ended
	March 31,
	2008	2007
	(In Thousands, Except Per Share Amounts)
Numerator:
Net income - numerator for basic	$41,934	$32,607
Effect of convertible notes	50	50
Adjusted net income - numerator for diluted	$41,984	$32,657

Denominator:
Weighted average shares - denominator for basic	79,768	80,563
Effect of stock options/restricted stock	505	161
Effect of convertible notes	324	324
Adjusted weighted average shares - denominator for diluted	80,597	81,048

Net income per share:
Basic	$0.53	$0.40
Diluted	$0.52	$0.40

    The 4.75% Notes are convertible by holders into shares of Common Stock during certain periods under certain circumstances. As of March 31, 2008, the price per share of Common Stock had reached the specified threshold for conversion. Consequently, the 4.75% Notes are convertible until June 30, 2008, the last day of our second quarter. The 4.75% Notes may be convertible beyond this date if the specified threshold for conversion is met in subsequent quarters. As of March 31, 2008, if all of the notes outstanding were eligible and were converted, we would have needed to issue 37,649 shares of Common Stock.

    The 2.25% Notes are convertible by holders into shares of Common Stock during certain periods under certain circumstances. The 2.25% Notes were not eligible for conversion at March 31, 2008. As of March 31, 2008, if all of the notes outstanding were eligible and were converted, we would have needed to issue 287,113 shares of Common Stock.

(12)           Contingencies

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

    On September 26, 2007, the trial court held a hearing on the issue of security for the judgment pending appeal to the West Virginia Supreme Court of Appeals (the “WV Supreme Court”). On September 28, 2007, the trial court ordered that a bond be posted in the amount of $50 million.  The $50 million appeal bond was posted with the trial court on October 25, 2007, which stays this matter pending disposition of our appeal.

    On December 10, 2007, we and CWVE filed separate “Petitions for Appeal” with the WV Supreme Court seeking, among other things, review of certain rulings made by the trial court and reversal of the judgments against them. The arguments raised on appeal included, among other things, (i) the propriety of allowing WPS to proceed with both contract and tort claims where the tort arose out of performance of the contract, (ii) the propriety of the punitive damages award, (iii) whether WPS proved the elements of its misrepresentation and contract claims, and (iv), the correctness of certain evidentiary rulings.

    We believe, in consultation with legal counsel, that we have strong legal arguments to raise on appeal to the WV Supreme Court that create significant uncertainty regarding the ultimate outcome of this matter.  Given the size of the punitive damages awarded, West Virginia case precedent, and the significant legal questions the case presents for appeal, we believe it is probable that the WV Supreme Court will agree to hear our appeal.  Ultimately, we believe it is unlikely any punitive damages will be assessed in this matter.  We further believe in consultation with legal counsel that due to matters of law in the conduct of the recently completed trial, there is a strong possibility that the WV Supreme Court will remand the compensatory damages claim for retrial or significantly reduce the amount of the compensatory damages awarded by the jury.

    We believe the range of possible loss in this matter is from $16 million to $244 million, prior to post-judgment interest or other costs. The minimum loss we expect to incur upon final settlement or adjudication is the amount of excess costs incurred by WPS to acquire coal required but not delivered under the CSA (plus pre-judgment interest) adjusted for performance excused by events of force majeure.  Amounts in excess of this amount may ultimately be awarded if the WV Supreme Court upholds the circuit court’s decisions, in whole or in part, or if the WV Supreme Court remands the case for retrial and a jury awards the plaintiffs an amount in excess of what we have accrued. We are unable to predict the ultimate outcome of this matter and believe there is no amount in the range that is a better estimate than any other amount given the various possible outcomes on appeal.  Included in these reasonably possible outcomes are reversal of the compensatory damage and punitive awards, remand and retrial, or reduction of some or all of the awards.  As there is no amount in the range that is a better estimate than any other amount, the minimum amount in the range has been accrued (included in Other current liabilities).  It is reasonably possible that our judgments regarding these matters could change in the near term, resulting in the recording of additional material losses that would affect our operating results and financial position.

    We have notified our insurance carriers pursuant to our insurance policies and they are investigating the matter. We believe that we have a valid claim for coverage for at least certain aspects of the underlying litigation. However, we are not able at this time to predict with any degree of certainty the amount of any insurance recovery.  Potential recoveries from our insurance carriers for any losses that we may eventually incur from this matter have not been taken into consideration in determining our accrual for this matter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

    Harman

        In December 1997, A.T. Massey’s then subsidiary Wellmore Coal Corporation (“Wellmore”) declared force majeure under its coal supply agreement with Harman Mining Corporation (“Harman”) and reduced the amount of coal to be purchased from Harman. On October 29, 1998, Harman and its sole shareholder (“Harman plaintiffs”) sued A.T. Massey and five of its subsidiaries (“Massey Defendants”) in the Circuit Court of Boone County, West Virginia, alleging that the Massey Defendants tortiously interfered with Wellmore’s agreement with Harman, causing Harman to go out of business. On August 1, 2002, the jury awarded the plaintiffs $50 million in compensatory and punitive damages. On April 5, 2007, the WV Supreme Court accepted the Massey Defendants’ Petition for Appeal. Oral arguments were held on October 10, 2007. On November 21, 2007, the WV Supreme Court issued a 3-2 majority opinion reversing the judgment against the Massey Defendants and remanding the case to the Circuit Court of Boone County with directions to enter an order dismissing the case, with prejudice, in its entirety.  The Harman plaintiffs filed motions asking the WV Supreme Court to conduct a rehearing in the case. On January 24, 2008, the WV Supreme Court decided to rehear the case, which was re-argued on March 12, 2008. On April 3, 2008, the WV Supreme Court again reversed the judgment against the Massey Defendants and remanded the case with direction to enter an order dismissing the case, with prejudice, in its entirety. The Harman plaintiffs may petition the United States Supreme Court to review the WV Supreme Court’s dismissal of their claims.  We believe that the United States Supreme Court will refuse to hear their appeal. In the fourth quarter of 2007, we cancelled the contingent letter of credit of $55 million securing the appeal bond and reversed the accruals of $22 million previously recorded in Cost of produced coal revenue and $11.6 million in Interest expense.

West Virginia Flooding

        Since July 2001, we and nine of our subsidiaries have been sued in 17 consolidated civil actions filed in the Circuit Courts of Boone, Fayette, Kanawha, McDowell, Mercer, Raleigh and Wyoming Counties, West Virginia, for alleged property damages and personal injuries arising out of flooding on or about July 8, 2001. Along with 32 other consolidated cases not involving us or our subsidiaries, these cases cover approximately 4,300 plaintiffs seeking unquantified compensatory and punitive damages from approximately 200 defendants. The WV Supreme Court transferred all 49 cases (the “Referred Cases”) to the Circuit Court of Raleigh County, West Virginia, to be handled by a mass litigation panel of three judges. The panel judges will hold multiple trials, each relating to all or part of a watershed. On January 18, 2007, a panel judge dismissed all claims asserted by all plaintiffs within the Coal River watershed, which directly involves approximately 400 plaintiffs and we believe impacts another 800 plaintiffs. Plaintiffs filed a petition seeking appeal of this decision with the WV Supreme Court, which was granted on October 24, 2007. The WV Supreme Court heard the appeal on April 16, 2008, which we believe will be decided in 2008. We believe we have insurance coverage applicable to these matters.

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

     On April 10, 2007, two of our subsidiaries were sued in a civil action filed in the Circuit Court of Boone County, West Virginia, for alleged property damages and personal injuries arising out of flooding on or about July 29, 2001. This complaint covers 17 plaintiffs seeking unquantified compensatory and punitive damages from five defendants.  On November 6, 2007, we filed a motion to dismiss, or in the alternative, to certify questions to the WV Supreme Court in response to the complaint.  Subsequently, we settled with 16 of 17 of the plaintiffs.  With respect to the remaining plaintiff, the trial court granted a motion to withdraw filed by the plaintiff’s counsel and the plaintiff has yet to notify the trial court as to whether the plaintiff intends to prosecute such claims.  We are pursuing dismissal on the grounds initially asserted in the pending motion to dismiss.

We believe these matters will be resolved without a material impact on our cash flows, results of operations or financial condition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

West Virginia Trucking

        Since January 2003, an advocacy group and residents in Boone, Kanawha, Mingo and Raleigh Counties, West Virginia, filed 17 suits in the Circuit Courts of Kanawha and Mingo Counties, West Virginia, against us and 15 of our subsidiaries. The claims against us and three of our subsidiaries were dismissed. Plaintiffs alleged that we and our subsidiaries named in the suit illegally transported coal in overloaded trucks, causing damage to state roads, thereby interfering with plaintiffs’ use and enjoyment of their properties and their right to use the public roads. Plaintiffs seek injunctive relief and unquantified compensatory and punitive damages. The WV Supreme Court referred the consolidated lawsuits, and three similar lawsuits against other coal and transportation companies not involving us or our subsidiaries, to the Circuit Court of Lincoln County, West Virginia, to be handled by a mass litigation panel of one judge. Plaintiffs filed motions requesting class certification. On June 7, 2007, plaintiffs voluntarily dismissed their public nuisance claims seeking monetary damages for road and bridge repairs. Defendants filed a motion requesting that the mass litigation panel judge recommend to the WV Supreme Court that the cases be sent back to the circuit courts of origin for resolution. The WV Supreme Court has not ruled on that motion.  Defendants have moved to dismiss any remaining public nuisance claims and to limit any damages for nuisance to two years prior to the filing of any suit.  Prior to the hearing on those motions, plaintiffs agreed to an order limiting any damages for nuisance to two years prior to the filing of any suit. The motion to dismiss any remaining public nuisance claims was resisted by plaintiffs and argued at a hearing on December 14, 2007. As of May 8, 2008, no date has been set for trial.  We believe we have insurance coverage applicable to these matters and that they will be resolved without a material impact on our cash flows, results of operations or financial condition.

Well Water Contamination

        Since September 2004, approximately 710 plaintiffs filed approximately 400 suits against us and our subsidiary Rawl Sales & Processing Co. in the Circuit Court of Mingo County, West Virginia, for alleged property damage and personal injuries arising out of slurry injection and impoundment practices allegedly contaminating plaintiffs’ water wells. Subsequent to such filings, approximately 55 suits have either been voluntarily dismissed by the plaintiffs or dismissed by the trial court. Plaintiffs seek injunctive relief and unquantified compensatory and punitive damages. Specifically, plaintiffs are claiming that defendants’ activities during the period of 1978 through 1987 rendered their property valueless and request monetary damages to pay, inter alia, the value of their property and future water bills. In addition, many plaintiffs are also claiming that their exposure to the contaminated well water caused neurological injury or physical injury, including cancers, kidney problems, and gall stones. Finally, all plaintiffs are claiming entitlement to medical monitoring for the next 30 years. While we have not received damage amounts for all plaintiffs at this time, we estimate that plaintiffs will claim in excess of $50 million in special damages. Plaintiffs also request unliquidated compensatory damages for pain and suffering, annoyance and inconvenience.  Trial is scheduled to commence on May 27, 2008. We believe we have strong defenses to these claims. While we currently are in discussions concerning coverage with certain of our insurers, we believe we have insurance coverage applicable to these matters and that they will be resolved without a material impact on our cash flows, results of operations or financial condition.

    Surface Mining Fills

        Since September 2005, three environmental groups sued the United States Army Corps of Engineers (“Corps”) in the United States District Court for the Southern District of West Virginia (the “District Court”), asserting the Corps unlawfully issued permits to four of our surface mines to construct mining fills. The suit alleges the Corps failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act, including preparing environmental impact statements for individual permits. We intervened in the suit to protect our interests. On March 23, 2007, the District Court rescinded four of our permits, resulting in the temporary suspension of mining at these surface mines. We appealed that ruling to the United States Court of Appeals for the Fourth Circuit (“Fourth Circuit Court”). On April 17, 2007, the District Court partially stayed its ruling, permitting mining to resume in certain fills that were already under construction. On June 14, 2007, the District Court issued an additional ruling, finding the Corps improperly approved placement of sediment ponds in streams below fills on the four permits in question.  The District Court subsequently modified its ruling to allow these ponds to remain in place, as the ponds and fills have already been constructed.  The District Court’s ruling could impact the issuance of permits for the placement of sediment ponds for future operations. If the permits for the fills or sediment ponds are ultimately held to be unlawfully issued, production could be affected at these surface mines, and the process of obtaining new Corps permits for all surface mines could become more difficult. We have appealed both rulings to the Fourth Circuit Court. The hearing is currently set for September 2008, but we have filed an unopposed motion with the Fourth Circuit Court asking for an earlier hearing. We do not expect any material impact to our financial statements through 2009 and will continue to monitor developments in the matter.

    Clean Water Act

      On May 10, 2007, the United States, on behalf of the Administrator of the United States Environmental Protection Agency (“EPA”), filed suit against us and twenty-seven of our subsidiaries in the District Court.  The suit alleged that a number of our subsidiaries violated the Federal Clean Water Act on thousands of occasions by discharging pollutants in excess of monthly and daily permit limits from 2000 to 2006.  On January 17, 2008, a proposed settlement reached with the EPA was filed with the District Court. The settlement, which requires District Court approval, requires us to pay $20 million in penalties and make improvements in our environmental processes. The settlement was approved by the District Court on April 9, 2008, and was paid on May 8, 2008. We recorded the $20 million in Cost of produced coal revenue in 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Aracoma Mine Fire

In January 2006, one of our subsidiaries, Aracoma Coal Company (“Aracoma”), experienced a mine fire that resulted in the deaths of two miners. The estates of the two miners have filed a lawsuit in the Circuit Court of Logan County against us and two of our subsidiaries with respect to the incident. A trial in that suit is scheduled for October 2008. We believe we have insurance coverage applicable to this matter.

The Federal Mine Safety and Health Administration conducted an investigation into the causes of the fatalities and subsequently issued citations seeking $1.5 million in fines relating to the fatalities. Aracoma has appealed those citations.

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

(13)           Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position 157-2, Partial Deferral of the Effective Date of SFAS 157, which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities.  We adopted SFAS 157, effective January 1, 2008 for financial assets and financial liabilities. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial position or results of operations.  We continue to evaluate the application of Statement 157 for nonfinancial assets and liabilities but do not believe that it will significantly impact our financial position and results of operations.  See Note 14 for more information on SFAS 157.

 In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”).    SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”).  Unrealized gains and losses, arising subsequent to the election of the fair value option, are reported in earnings.  We adopted SFAS 159 effective January 1, 2008.  We have not elected the fair value option for existing assets or liabilities upon adoption. Therefore, the implementation of SFAS 159 did not have an effect on our results of operations or financial position.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(14)           Fair Value of Financial Instruments

On January 1, 2008, we adopted SFAS 157, which requires the categorization of financial assets and liabilities based upon the level of judgments associated with the inputs used to measure their fair value.  Hierarchical levels – defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs used to determine the fair value of financial assets and liabilities – are as follows:

•	Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date

•
Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the assets or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life

•
Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Each major category of financial assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	March 31, 2008
	(In Thousands)
	Level 1	Level 2	Level 3	Total
Fixed income securities	$13,039	$-	$-	$13,039
Money market funds	486,341	-	-	486,341
Total securities	$499,380	$-	$-	$499,380

All investments in money market funds are cash equivalents or deposits pledged as collateral and are primarily invested in two money market funds.  All fixed income securities are deposits supporting various regulatory obligations.  See Note 3 for more information on deposits.

* * * * * * * *

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007.

FORWARD-LOOKING INFORMATION

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

We have based any forward-looking statements we have made on our current expectations and assumptions about future events and circumstances that are subject to risks, uncertainties and contingencies that could cause results to differ materially from those discussed in the forward-looking statements, including, but not limited to:

(i)	our cash flows, results of operation or financial condition;
(ii)	the consummation of acquisition, disposition or financing transactions and the effect thereof on our business;
(iii)	governmental policies and regulatory actions affecting the coal industry;
(iv)	legal and administrative proceedings, settlements, investigations and claims and the availability of insurance coverage related thereto;
(v)	weather conditions or catastrophic weather-related damage;
(vi)	our ability to produce coal to meet market expectations and customer requirements;
(vii)	our ability to obtain coal from brokerage sources or contract miners in accordance with their contracts;
(viii)	our ability to obtain and renew permits necessary for our existing and planned operations in a timely manner;
(ix)	the availability of transportation for our produced coal;
(x)	the expansion of our mining capacity;
(xi)	our ability to manage production costs, including labor costs;
(xii)	adjustments made in price, volume or terms to existing coal supply agreements;
(xiii)	the market demand for coal, electricity and steel;
(xiv)	concerns about the environmental impact of coal combustion and the cost and perceived benefits of alternative sources of energy such as natural gas and nuclear energy;
(xv)	competition among coal and other energy producers, in the United States and internationally;
(xvi)	our ability to timely obtain necessary supplies and equipment;
(xvii)	our reliance upon and relationships with our customers and suppliers;
(xviii)	the creditworthiness of our customers and suppliers;
(xix)	our ability to attract, train and retain a skilled workforce to meet replacement or expansion needs;
(xx)	our assumptions and projections concerning economically recoverable coal reserve estimates;
(xxi)	future economic or capital market conditions and foreign currency fluctuations;
(xxii)	the availability and costs of credit, surety bonds and letters of credit that we require;
(xxiii)	the lack of insurance against all potential operating risks;
(xxiv)	our assumptions and projections regarding pension and other post-retirement benefit liabilities;
(xxv)	our interpretation and application of accounting literature related to mining specific issues; and
(xxvi)	the successful implementation of our strategic plans and objectives, including our recently announced expansion plans.

    Any forward-looking statements should be considered in context with the various disclosures made by us about our businesses in our public filings with the SEC, including without limitation the risk factors more specifically described in Part II Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and in Part I Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2007. We are including this cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us.

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

EXECUTIVE OVERVIEW

    We operate coal mines and processing facilities in Central Appalachia, which generate revenues and cash flow through the mining, processing and selling of steam and metallurgical grade coal, primarily of a low sulfur content. We also generate income and cash flow through other coal-related businesses, including the management of material handling facilities. Other revenue is obtained from royalties, rentals, gas well revenues, gains on the sale of non-strategic assets and miscellaneous income.

    We reported after-tax earnings for the first quarter of $41.9 million, or $0.52 per diluted share, compared to after-tax earnings of $32.6 million, or $0.40 per share, for the comparable period in 2007. Results for the first quarter of 2008 included a $13.6 million pre-tax gain ($0.13 per basic share) on an exchange of coal reserves.

    Produced tons sold were 9.6 million in the quarter, compared to 9.9 million in the first quarter of 2007. Shipments for the first quarter of 2007 were negatively impacted by lower production and tight availability of rail cars in February and March.  We produced 10.0 and 10.5 million tons in the first quarter of 2008 and 2007, respectively. Exports were 1.8 and 1.3 million tons in the first quarter of 2008 and 2007, respectively.

During the first quarter of 2008, Produced coal revenue increased by 4.5% over the prior year first quarter despite lower shipments as we benefited from higher utility, metallurgical and industrial coal sales prices secured in new coal sales agreements as lower-priced contracts expired. Our average Produced coal revenue per ton sold in the first quarter of 2008 increased by 7.8% to $56.36 compared to $52.26 in the first quarter of 2007. Our average Produced coal revenue per ton in the first quarter of 2008 for metallurgical tons sold increased by 9.4% to $80.63 from $73.68 in the first quarter of 2007.

Our Average cash cost per ton sold (see Note below) was $45.62, compared to $42.36 in the previous year’s first quarter. The increased cost level is primarily due to higher diesel cost, increased sales-related costs from the growth in average per ton realization, higher labor costs, the impact of the idling a large shovel, which is being moved to another mine, and two longwall moves, and an unfavorable ruling on black lung excise tax.

In April 2008, we announced that we were accelerating some of our expansion plans by increasing our capital spending related to these expansion plans by $90 million. Our internal expansion and cost reduction plan anticipates developing net additional annual production of up to 10 million tons in 2010 versus 2007, with the ramp up occurring during 2008 to 2010. Additionally, these new tons will be weighted towards metallurgical coal production, which we believe will be cost advantaged versus existing comparable quality competitor production. We expect to fund all of our expansion projects out of existing liquidity and operating cash flow generated from 2008 to 2010.

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

	Three Months Ended
	March 31,		March 31,
	2008		2007
	$	per ton	$	per ton
	(In Millions, Except Per Ton Amounts)
Total costs and expenses	$575.6		$551.7
Less: Freight and handling costs	65.0		43.9
Less: Cost of purchased coal revenue	9.9		22.1
Less: Depreciation, depletion and amortization	60.2		62.1
Less: Other expense	0.8		2.4
Average cash cost	$439.7	$45.62	$421.2	$42.36

RESULTS OF OPERATIONS

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Revenues

	Three Months Ended
	March 31,
			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In Thousands)
Revenues
Produced coal revenue	$543,231	$519,693	$23,538	5%
Freight and handling revenue	65,042	43,852	21,190	48%
Purchased coal revenue	10,674	25,174	(14,500)	(58)%
Other revenue	25,678	18,601	7,077	38%
Total revenues	$644,625	$607,320	$37,305	6%

    The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the first quarter of 2008 compared to the first quarter of 2007:

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)	% Increase (Decrease)
	(In Millions, Except Per Ton Amounts)
Produced tons sold:
Utility	6.3	6.6	(0.3)	(5)%
Metallurgical	2.3	2.3	0.0	0%
Industrial	1.0	1.0	0.0	0%
Total	9.6	9.9	(0.3)	(3)%

Produced coal revenue per ton sold:
Utility	$47.89	$45.01	$2.88	6%
Metallurgical	80.63	73.68	6.95	9%
Industrial	55.21	51.08	4.13	8%
Weighted average	$56.36	$52.26	$4.10	8%

    The improvement in average per ton sales price is attributable to increased worldwide demand for utility and metallurgical grades of coal produced in the U.S. The higher demand has resulted in shortages of certain grades of coal, increasing the market prices of these grades of coal, and allowing us to negotiate agreements containing higher price terms as lower-priced contracts expired.

    Purchased coal revenue decreased mainly due to a decrease in purchased tons sold from 0.5 million in the first quarter of 2007 to 0.2 million in the first quarter of 2008. We purchase varying amounts of coal each quarter to supplement produced coal sales.

    Freight and handling revenue primarily increased due to an increase in export shipping from 1.3 million tons in the first quarter of 2007 to 1.8 million tons in the first quarter of 2008. Another portion of the increase was due to higher freight rates in 2008 versus 2007.

    Other revenue, which includes refunds on railroad agreements, royalties related to coal lease agreements, gas well revenue, gains on the sale of non-strategic assets, coal reserve exchanges, joint venture revenue and other miscellaneous revenue, increased to $25.7 million for the first quarter of 2008 from $18.6 million for the first quarter of 2007 due primarily to a $13.6 million pre-tax gain on an exchange of coal reserves in 2008, offset by income from synfuel production operations in 2007 of $3.8 million. The synfuel production facility was shut down on December 31, 2007, when the Internal Revenue Code Section 45 credits expired.

Costs

	Three Months Ended
	March 31,
			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In Thousands)
Costs and expenses
Cost of produced coal revenue	$418,227	$402,517	$15,710	4%
Freight and handling costs	65,042	43,852	21,190	48%
Cost of purchased coal revenue	9,864	22,160	(12,296)	(55)%
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	59,348	61,337	(1,989)	(3)%
Selling, general and administrative	904	812	92	11%
Selling, general and administrative	21,479	18,689	2,790	15%
Other expense	786	2,396	(1,610)	(67)%
Total costs and expenses	$575,650	$551,763	$23,887	4%

    Cost of produced coal revenue on a per ton of coal sold basis increased 7% in the first quarter of 2008 compared with the first quarter of 2007. The increased cost level is primarily due to higher diesel cost, increased sales-related costs from the growth in average per ton realization, higher labor costs, the impact of idling a large shovel that is being moved to another mine, and two longwall moves, and an unfavorable ruling on black lung excise tax. Tons produced in the first quarters of 2008 and 2007 were 10.0 and 10.5 million, respectively.

    Cost of purchased coal revenue decreased mainly due to a decrease in purchased tons sold from 0.5 million in the first quarter of 2007 to 0.2 million in the first quarter of 2008.

    Freight and handling revenue primarily increased due to an increase in export shipping from 1.3 million tons in the first quarter of 2007 to 1.8 million tons in the first quarter of 2008. Another portion of the increase was due to higher freight rates in 2008 versus 2007.

Income Taxes

    Our effective tax rate is sensitive to changes in estimates of annual pre-tax earnings and percentage depletion. The increase in the effective tax rate from the first quarter of 2007 to the first quarter of 2008 is primarily the result of differences in pre-tax income, the impact of percentage depletion, and projected changes in temporary taxable and deductible differences. Also impacting the first quarter 2008 income tax rate was a favorable adjustment for interest received from the IRS in connection with the closing of a prior period audit.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2008, our available liquidity was $489.6 million, comprised of Cash and cash equivalents of $391.0 million and $98.6 million of availability from our asset-based revolving credit facility. The total debt-to-book capitalization ratio was 56.8% at March 31, 2008.

    Our debt is comprised of the following:

	March 31, 2008	December 31, 2007
	(In Thousands)
6.875% senior notes due 2013, net of discount	$755,557	$755,401
6.625% senior notes due 2010	335,000	335,000
2.25% convertible senior notes due 2024	9,647	9,647
4.75% convertible senior notes due 2023	730	730
Capital lease obligations	8,371	8,823
Fair value hedge adjustment	(4,674)	(5,054)
Total debt	1,104,631	1,104,547
Amounts due within one year	(1,899)	(1,875)
Total long-term debt	$1,102,732	$1,102,672

    We believe that as of March 31, 2008, we were, and currently are, in compliance with all of our debt covenants.

Cash Flow

    Net cash provided by operating activities was $137.4 million for the first three months of 2008 compared to $94.0 million for the first three months of 2007. Cash provided by operating activities reflects Net income adjusted for non-cash charges and changes in working capital requirements.

    Net cash utilized by investing activities was $122.2 million and $57.8 million for the first three months of 2008 and 2007, respectively. The cash used in investing activities reflects capital expenditures in the amount of $123.5 million and $59.9 million for the first three months of 2008 and 2007, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, and projects to improve the efficiency of mining operations. Additionally, the first three months of 2008 and 2007 included $1.4 million and $2.1 million, respectively, of proceeds provided by the sale of assets.

    Financing activities for the first three months of 2008 and 2007 primarily reflect changes in debt levels, as well as the exercising of stock options and payments of dividends. Net cash provided by financing activities was $10.6 million for the first three months of 2008 while net cash utilized by financing activities was $4.2 million for the first three months of 2007.

    We believe that cash on hand, cash generated from operations and our borrowing capacity will be sufficient to meet our working capital requirements, scheduled debt payments (other than future maturities of our senior notes, which we expect to refinance), potential share repurchases, anticipated dividend payments, expected settlements and final awards of outstanding litigation, and anticipated capital expenditures including planned expansions (other than major acquisitions) for at least the next few years. Nevertheless, our ability to satisfy our debt service obligations, repurchase shares, pay dividends, pay settlements and final awards of outstanding litigation, or fund planned capital expenditures including planned expansions, will substantially depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry, debt covenants, and financial, business and other factors, some of which are beyond our control. We frequently evaluate potential acquisitions. In the past, we have funded acquisitions primarily with cash generated from operations, but we may consider a variety of other sources, depending on the size of any transaction, including debt or equity financing. Additional capital resources may not be available to us on terms that we find acceptable, or at all.

CERTAIN TRENDS AND UNCERTAINTIES

In addition to the trends and uncertainties set forth below, please refer to “Certain Trends and Uncertainties” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, of our Annual Report on Form 10-K for the year ended December 31, 2007, for a discussion of certain trends and uncertainties that may impact our business.

The planned expansion of our coal production involves a number of risks, any of which could cause us not to realize the anticipated benefits.

In October 2007, we announced plans to expand production at our Central Appalachian coal mining operations during the next two years.  In April 2008, we announced that we were accelerating some of our expansion plans by increasing our capital spending related to these expansion plans by $90 million. Our internal expansion and cost reduction plan anticipates developing net additional annual production of up to 10 million tons in 2010 versus 2007, with the ramp up occurring during 2008 to 2010. Additionally, these new tons will be weighted towards metallurgical coal production, which we believe will be cost advantaged versus existing comparable quality competitor production. We expect to fund all of our expansion projects out of existing liquidity and operating cash flow generated from 2008 to 2010.  If we are unable to successfully expand our coal production, our profitability may decline and we could experience a material adverse effect on our cash flows, results of operations or financial condition. These expansion plans involve certain risks and uncertainties, including:

•	the accuracy of our assumptions of the recoverability of the coal reserves to be mined;

•	the availability of skilled labor to staff the new and expanded mines;

•	the availability and cost of the capital equipment required for each of the new and expanded mines; and

•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying our rationale for expanding our production.

Any one or more of these factors could cause us not to realize the benefits we anticipate will result from our expansion plans. Our expansion plans could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity, capital or both.

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

From time to time we use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations. At March 31, 2008, we had $119.2 million of letters of credit outstanding of which $45.1 million was collateralized by $46.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks and $74.2 million was issued under our asset based lending arrangement. No claims were outstanding against those letters of credit as of March 31, 2008.

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

We use surety bonds to secure reclamation, workers’ compensation, wage payments, and other miscellaneous obligations. As of March 31, 2008, we had $362.1 million of outstanding surety bonds. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $302.7 million, an appeal bond of $50.0 million, and other miscellaneous obligation bonds of $9.4 million. Outstanding surety bonds of $46.1 million are secured with letters of credit.

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

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended March 31, 2008 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2007, for a discussion of our critical accounting estimates and assumptions.

RECENT ACCOUNTING DEVELOPMENTS

    In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position 157-2, Partial Deferral of the Effective Date of SFAS 157, which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities.  We adopted SFAS 157, effective January 1, 2008, for financial assets and financial liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure of fair value measurements.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability.  The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial position or results of operations (see Note 14 in Notes to Condensed Consolidated Financial Statements).  We continue to evaluate the application of Statement 157 for nonfinancial assets and liabilities but do not believe that it will significantly impact our financial position and results of operations.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

Please refer to Item 7A. Quantitative and Qualitative Discussions About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2007, for a discussion of certain market risk factors, which may impact our business. There has been no significant change to our market risk exposures for the three months ended March 31, 2008.

Item 4:  CONTROLS AND PROCEDURES

    Pursuant to Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and Chief Financial Officer (“CFO”), who is our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

    There has been no change in our internal control over financial reporting during the three months ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

      Information responsive to this Item 1. is contained in Note 12, “Contingencies,” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in Part I Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2007, which are incorporated herein by reference.

Item 1A. Risk Factors

    We are subject to a variety of risks, including, but not limited to those referenced under the heading “Certain Trends and Uncertainties” of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and those referenced herein to other Items contained in our Annual Report on Form 10-K for the year ended December 31, 2007, including Item 1. Business, under the headings “Customers and Coal Contracts,” “Competition,” and “Environmental, Safety and Health Laws and Regulations,” Item 1A. Risk Factors, Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “Critical Accounting Estimates and Assumptions,” “Certain Trends and Uncertainties” and elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except as set forth under “Certain Trends and Uncertainties” and elsewhere under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, we do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about shares of Common Stock that were purchased during the first quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
(In Thousands, Except Average Price Paid Per Share)
Jan. 1 through Jan. 31	-	-	-	-
Feb. 1 through Feb. 28	-	-	-	-
Mar. 1 through Mar. 31	-	-	-	-
Total	-		-	8,025,989	(2)
______

(1)
The Repurchase Program was authorized by the Board of Directors and announced on November 14, 2005 for an aggregate amount not to exceed $500 million. The Repurchase Program does not require us to acquire any specific number of shares and may be terminated at any time.

(2)	Calculated using $420 million that may yet be purchased under our share repurchase program and $52.33, the closing price of Common Stock as reported on the New York Stock Exchange on April 30, 2008.

Item 6. Exhibits

10.1	Third Amendment to Amended and Restated Credit Agreement [filed as Exhibit 10.1 to Massey’s current report on Form 8-K filed March 14, 2008 and incorporated by reference]
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY
(Registrant)
Date: May 9, 2008
/s/ E. B. Tolbert
E. B. Tolbert,
Vice President and
Chief Financial Officer

/s/ D. W. Owings
D. W. Owings,
Controller