Form 10-Q
period 2008-06-30
MASSEY ENERGY CO
filed 2008-08-04
CIK 37748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of July 20, 2008 there were 80,765,666 shares of common stock, $0.625 par value, outstanding.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2008

i

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Produced coal revenue	$710,305	$516,212	$1,253,536	$1,035,905
Freight and handling revenue	83,460	39,901	148,502	83,753
Purchased coal revenue	6,867	31,322	17,541	56,496
Other revenue	26,206	30,367	51,884	48,968

Total revenues	826,838	617,802	1,471,463	1,225,122

Costs and expenses
Cost of produced coal revenue	499,661	408,992	917,888	811,508
Freight and handling costs	83,460	39,901	148,502	83,753
Cost of purchased coal revenue	5,570	27,185	15,434	49,345
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	61,459	59,454	120,807	120,791
Selling, general and administrative	848	793	1,752	1,605
Selling, general and administrative	38,516	19,664	59,995	38,353
Other expense	622	1,686	1,408	4,082
Litigation charge	245,276	—	245,276	—

Total costs and expenses	935,412	557,675	1,511,062	1,109,437

(Loss) income before interest and taxes	(108,574)	60,127	(39,599)	115,685
Interest income	3,586	6,819	8,807	12,228
Interest expense	(20,806)	(21,630)	(41,763)	(43,067)

(Loss) income before taxes	(125,794)	45,316	(72,555)	84,846
Income tax benefit (expense)	32,456	(10,378)	21,151	(17,301)

Net (loss) income	$(93,338)	$34,938	$(51,404)	$67,545

Net (loss) income per share
Basic	$(1.16)	$0.43	$(0.64)	$0.84

Diluted	$(1.16)	$0.43	$(0.64)	$0.83

Shares used to calculate Net (loss) income per share
Basic	80,162	80,638	79,965	80,600

Diluted	80,162	81,672	79,965	81,347

Dividends per share	$0.05	$0.04	$0.10	$0.08

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

UNAUDITED

	June 30, 2008	December 31, 2007*
ASSETS
Current Assets
Cash and cash equivalents	$351,904	$365,220
Trade and other accounts receivable, less allowance of $444 at June 30, 2008 and December 31, 2007	256,553	156,572
Inventories	188,589	183,360
Income tax receivable	—	16,302
Deferred income taxes	29,726	—
Other current assets	161,696	165,940

Total current assets	988,468	887,394
Net Property, Plant and Equipment	2,001,019	1,793,920

Other Noncurrent Assets
Pension assets	46,389	47,323
Other	130,168	132,034

Total other noncurrent assets	176,557	179,357

Total assets	$3,166,044	$2,860,671

*	Amounts at December 31, 2007 have been derived from audited financial statements.

(Continued On Next Page)

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

UNAUDITED

	June 30, 2008	December 31, 2007*
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, principally trade and bank overdrafts	$186,745	$148,206
Current portion of debt	1,925	1,875
Payroll and employee benefits	63,124	46,512
Other current liabilities	429,221	171,269

Total current liabilities	681,015	367,862
Noncurrent Liabilities
Long-term debt	1,102,103	1,102,672
Deferred income taxes	152,735	154,705
Other noncurrent liabilities	478,688	451,428

Total noncurrent liabilities	1,733,526	1,708,805
Shareholders’ Equity
Capital stock
Preferred – authorized 20,000,000 shares without par value; none issued	—	—
Common – authorized 150,000,000 shares of $0.625 par value; issued 83,640,655 and 82,818,578 shares at June 30, 2008 and December 31, 2007, respectively	52,262	51,743
Treasury stock, 2,874,800 shares at cost	(79,986)	(79,986)
Additional capital	264,713	237,684
Retained earnings	542,181	601,587
Other comprehensive loss	(27,667)	(27,024)

Total shareholders’ equity	751,503	784,004

Total liabilities and shareholders’ equity	$3,166,044	$2,860,671

*	Amounts at December 31, 2007 have been derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)

UNAUDITED

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(51,404)	$67,545
Adjustments to reconcile Net (loss) income to Cash provided by operating activities:
Depreciation, depletion and amortization	122,559	122,396
Share-based compensation expense	5,629	5,867
Deferred income taxes	(26,494)	(5,299)
Loss (gain) on disposal of assets	247	(11,831)
Gain on reserve exchange	(28,833)	(10,284)
Asset retirement obligations accretion	5,922	5,850
Changes in operating assets and liabilities:
Increase in accounts receivable	(101,240)	(7,056)
Increase in inventories	(5,229)	(16,351)
Decrease in other current assets	4,244	5,196
Decrease in pension and other assets	2,756	5,044
Increase in accounts payable and bank overdrafts	38,539	31,245
Increase in accrued income taxes	16,302	5,960
Increase in other accrued liabilities	274,534	2,399
Increase in other noncurrent liabilities	20,563	12,723
Asset retirement obligations payments	(3,440)	(4,679)

Cash provided by operating activities	274,655	208,725

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(301,758)	(136,606)
Proceeds from sale of assets	1,440	17,024

Cash utilized by investing activities	(300,318)	(119,582)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of capital lease obligations	(940)	(1,698)
Cash dividends paid	(7,972)	(6,449)
Proceeds from stock options exercised	16,467	1,144
Income tax benefit from stock option exercises	4,792	484

Cash provided (utilized) by financing activities	12,347	(6,519)

(Decrease) increase in cash and cash equivalents	(13,316)	82,624
Cash and cash equivalents at beginning of period	365,220	239,245

Cash and cash equivalents at end of period	$351,904	$321,869

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(1)	General

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Annual Report on Form 10-K of Massey Energy Company (“we,” “our,” “us”) for the year ended December 31, 2007. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended June 30, 2008 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2008.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary to present fairly our consolidated financial position at June 30, 2008, our consolidated results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States.

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

(2)	Inventories

Inventories consisted of the following:

	June 30, 2008	December 31, 2007
	(In Thousands)
Saleable coal	$108,829	$120,343
Raw coal	17,809	11,471

Subtotal coal inventory	126,638	131,814
Supplies inventory	61,951	51,546

Total inventory	$188,589	$183,360

Saleable coal represents coal ready for sale, including inventories designated for customer facilities under consignment arrangements of $33.3 million and $62.1 million at June 30, 2008 and December 31, 2007, respectively. Raw coal represents coal that generally requires further processing prior to shipment to the customer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(3)	Other Current Assets

Other current assets are comprised of the following:

	June 30, 2008	December 31, 2007
	(In Thousands)
Longwall panel costs	$16,276	$18,029
Deposits	124,274	118,944
Other	21,146	28,967

Total other current assets	$161,696	$165,940

Deposits consist primarily of funds placed in restricted accounts with financial institutions to collateralize letters of credit that support workers’ compensation requirements, insurance and other obligations. As of June 30, 2008 and December 31, 2007, deposits include $96.0 million of funds pledged as collateral to support $45.1 million of outstanding letters of credit and a $50.0 million appeal bond. In addition, there were $13.0 million of United States Treasury securities supporting various regulatory obligations.

(4)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	June 30, 2008	December 31, 2007
	(In Thousands)
Property, plant and equipment, at cost	$3,952,990	$3,649,853
Accumulated depreciation, depletion and amortization	(1,951,971)	(1,855,933)

Net property, plant and equipment	$2,001,019	$1,793,920

Property, plant and equipment includes gross assets under capital leases of $17.3 million at June 30, 2008 and December 31, 2007.

During the first and second quarters of 2008, we exchanged coal reserves with various third parties, recognizing gains in Other Revenue of $13.6 million and $15.3 million (pre-tax), respectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB No. 29, Accounting for Nonmonetary Transactions.” The acquired coal reserves were recorded in Property, plant and equipment at the fair value of the reserves surrendered.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(5)	Debt

Debt is comprised of the following:

	June 30, 2008	December 31, 2007
	(In Thousands)
6.875% senior notes due 2013, net of discount	$755,715	$755,401
6.625% senior notes due 2010	335,000	335,000
2.25% convertible senior notes due 2024	9,647	9,647
4.75% convertible senior notes due 2023	70	730
Capital lease obligations	7,883	8,823
Fair value hedge adjustment	(4,287)	(5,054)

Total debt	1,104,028	1,104,547
Amounts due within one year	(1,925)	(1,875)

Total long-term debt	$1,102,103	$1,102,672

The weighted average effective interest rate of the outstanding borrowings was 7.0% at both June 30, 2008 and December 31, 2007, after giving effect to the amortization of the Fair value hedge adjustment. At June 30, 2008, our available liquidity was $445.6 million, comprised of cash and cash equivalents of $351.9 million and $93.7 million availability from our asset-based revolving credit facility.

In June of 2008, $660,000 of principal amount of the 4.75% Notes was converted into 34,037 shares of Massey common stock. No other conversions occurred during the second quarter.

On December 9, 2005, we exercised our right to terminate our interest rate swap agreement on the 6.625% Notes, which we entered into in November 2003, because of anticipated increases in the variable interest rate component of the swap. We paid a $7.9 million termination payment to the swap counterparty on December 13, 2005. The termination payment, which is reflected in the table above as Fair value hedge adjustment, is being amortized into Interest expense through November 15, 2010. For the three and six months ended June 30, 2008, $0.4 million and $0.8 million, respectively, of the Fair value hedge adjustment was amortized into Interest expense.

(6)	Pension Expense

Net periodic pension expense for both our qualified defined benefit pension plan and nonqualified supplemental benefit pension plan is comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands)
Service cost	$2,212	$2,429	$4,328	$4,858
Interest cost	4,057	3,756	8,056	7,511
Expected return on plan assets	(5,713)	(5,607)	(11,426)	(11,213)
Recognized loss	378	1,017	631	2,034
Amortization of prior service cost	11	10	21	20

Net periodic pension expense	$945	$1,605	$1,610	$3,210

For the three and six months ended June 30, 2008, and the three months ended June 30, 2007, we did not contribute to the qualified defined benefit pension plan. Contributions for the six months ended June 30, 2007, were $0.4 million. We paid benefits to participants of the nonqualified supplemental benefit pension plan of $0.03 million and $0.02 million for the six month periods ended June 30, 2008 and 2007, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(7)	Other noncurrent liabilities

Other noncurrent liabilities is comprised of the following:

	June 30, 2008	December 31, 2007
	(In Thousands)
Reclamation	$149,803	$142,213
Workers’ compensation and black lung	94,682	90,702
Other postretirement benefits	143,461	141,087
Other	90,742	77,426

Total other noncurrent liabilities	$478,688	$451,428

(8)	Black Lung and Workers’ Compensation Expense

Expenses for black lung benefits and workers’ compensation related benefits include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)
Self-insured black lung benefits:
Service cost	$493	$611	$1,093	$1,223
Interest cost	845	817	1,695	1,634
Amortization of actuarial gain	(870)	(663)	(1,745)	(1,326)

Subtotal black lung benefits expense	468	765	1,043	1,531
Other workers’ compensation benefits	7,416	6,816	16,547	14,417

Total black lung and workers’ compensation benefits expense	$7,884	$7,581	$17,590	$15,948

Payments for benefits, premiums and other costs related to black lung and workers’ compensation liabilities were $6.8 million and $6.3 million for the three months ended June 30, 2008 and 2007, respectively, and were $13.4 million and $13.2 million for the six months ended June 30, 2008 and 2007, respectively.

(9)	Other Postretirement Benefits Expense

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)
Service cost	$777	$917	$1,602	$1,834
Interest cost	2,072	2,117	4,422	4,233
Recognized loss	82	466	407	932
Amortization of prior service credit	(188)	(188)	(376)	(375)

Net periodic postretirement benefit cost	$2,743	$3,312	$6,055	$6,624

Payments for benefits related to postretirement benefit cost were $1.7 million and $1.3 million for the three months ended June 30, 2008 and 2007, respectively, and were $3.1 million and $2.5 million for the six months ended June 30, 2008 and 2007, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

(10)	Other Items Affecting Net (Loss) Income

In the first quarter of 2008, we reversed a $4.2 million receivable as a result of the United States Supreme Court reversal of a lower court ruling that had approved a black lung excise tax refund, with $4.2 million recorded against Cost of produced coal revenue.

During the second quarter of 2008, we recorded a pre-tax charge of $245.3 million to Litigation charge related to the ongoing litigation with Wheeling-Pittsburgh Steel Corporation. See Note 13 for additional information related to this litigation.

(11)	Earnings Per Share

The number of shares of our common stock, $0.625 par value (“Common Stock”) used to calculate basic earnings per share for the three and six months ended June 30, 2008 and 2007 is based on the weighted average of outstanding shares during the respective periods. The number of shares of Common Stock used to calculate diluted earnings per share is based on the number of shares of Common Stock used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by our employees and directors during each period and debt securities currently convertible into shares of Common Stock during each period. In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities in the amount of 2.4 million and 2.8 million for the three and six months ended June 30, 2008, and 1.6 million for the three and six months ended June 30, 2007, shares of Common Stock was excluded from the calculation of diluted (loss) income per common share, as such inclusion would result in antidilution.

The computations for basic and diluted (loss) income per share are based on the following per share information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Amounts)		(In Thousands, Except Per Share Amounts)
Numerator:
Net (loss) income - numerator for basic	$(93,338)	$34,938	$(51,404)	$67,545
Effect of convertible notes	—	50	—	100

Adjusted net (loss) income - numerator for diluted	$(93,338)	$34,988	$(51,404)	$67,645

Denominator:
Weighted average shares - denominator for basic	80,162	80,638	79,965	80,600
Effect of stock options/restricted stock	—	710	—	423
Effect of convertible notes	—	324	—	324

Adjusted weighted average shares - denominator for diluted	80,162	81,672	79,965	81,347

(Loss) income per share:
Basic	$(1.16)	$0.43	$(0.64)	$0.84

Diluted	$(1.16)	$0.43	$(0.64)	$0.83

The 4.75% Notes are convertible by holders into shares of Common Stock during certain periods under certain circumstances. As of June 30, 2008, the price per share of Common Stock had reached the specified threshold for conversion. Consequently, the 4.75% Notes are convertible until September 30, 2008, the last day of our third quarter. The 4.75% Notes may be convertible beyond this date if the specified threshold for conversion is met in subsequent quarters. As of June 30, 2008, if all of the notes outstanding were eligible and were converted, we would have needed to issue 3,610 shares of Common Stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The 2.25% Notes are convertible by holders into shares of Common Stock during certain periods under certain circumstances. As of June 30, 2008, the price per share of Common Stock had reached the specified threshold for conversion. Consequently, the 2.25% Notes are convertible until September 30, 2008, the last day of our third quarter. The 2.25% Notes may be convertible beyond this date if the specified threshold for conversion is met in subsequent quarters. As of June 30, 2008, if all of the notes outstanding were eligible and were converted, we would have needed to issue 287,113 shares of Common Stock.

(12)	Fair Value of Financial Instruments

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

	June 30, 2008
	(In Thousands)
	Level 1	Level 2	Level 3	Total
Fixed income securities	$13,039	$—	$—	$13,039
Money market funds	447,819	—	—	447,819

Total securities	$460,858	$—	$—	$460,858

All investments in money market funds are cash equivalents or deposits pledged as collateral and are primarily invested in three money market funds. All fixed income securities are deposits, consisting of obligations of the U.S. Treasury, supporting various regulatory obligations. See Note 3 for more information on deposits.

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

On May 29, 2007, the trial commenced. On July 2, 2007, the jury awarded damages in favor of WPS and MSC in the amount of $219.9 million, comprised of $119.9 million compensatory damages for breach of contract and misrepresentation and $100 million for punitive damages. On July 30, 2007, a hearing was held by the trial court to review the punitive damages award,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

and to consider pre-judgment interest and a counterclaim filed by CWVE related to damages for non-payment of the escalated purchase price under the CSA for coal delivered to MSC in November and December 2006. At the hearing, the trial court awarded WPS and MSC pre-judgment interest of approximately $24 million and awarded CWVE approximately $4.5 million (including pre-judgment interest) on the counterclaim. On August 2, 2007, the trial court entered the jury award of compensatory and punitive damages, which, including the above mentioned pre-judgment interest of $24 million, totaled approximately $240 million (net of the $4.5 million awarded to CWVE). On September 26, 2007, the trial court held a hearing on the issue of security for the judgment pending appeal to the West Virginia Supreme Court of Appeals (the “WV Supreme Court”). On September 28, 2007, the trial court ordered that a bond be posted in the amount of $50 million. The $50 million appeal bond was posted with the trial court on October 25, 2007.

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

We believe, in consultation with legal counsel, that we had strong legal arguments to raise on appeal to the WV Supreme Court that created significant uncertainty regarding the ultimate outcome of this matter. Given the size of the punitive damages awarded, West Virginia case precedent, and the significant legal questions the case presented for appeal, we believed it was probable that the WV Supreme Court would agree to hear our appeal. Ultimately, we believed it was unlikely any punitive damages would be assessed in this matter. We further believed in consultation with legal counsel that due to matters of law in the conduct of the trial, there was a strong possibility that the WV Supreme Court would remand the compensatory damages claim for retrial or significantly reduce the amount of the compensatory damages awarded by the jury.

We believed the range of possible loss in this matter was from $16 million to $244 million, prior to post-judgment interest or other costs. The minimum loss we expected to incur upon final settlement or adjudication was the amount of excess costs incurred by WPS to acquire coal required but not delivered under the CSA (plus pre-judgment interest) adjusted for performance excused by events of force majeure. We were unable to predict the ultimate outcome of this matter and believed there was no amount in the range that was a better estimate than any other amount given the various possible outcomes on appeal. Included in these reasonably possible outcomes were reversal of the compensatory damage and punitive awards, remand and retrial, or reduction of some or all of the awards. As there was no amount in the range that was a better estimate than any other amount, the minimum amount in the range of $16.0 million (plus accrued interest) had been accrued as of March 31, 2008.

On May 22, 2008, the WV Supreme Court decided not to hear an appeal of the verdicts against us or CWVE. The WV Supreme Court currently has extended its stay of the underlying verdict through September 23, 2008, while CWVE and we petition the United States Supreme Court to review the matter. During such time the $50 million bond previously posted by us will remain in place. If after September 23, 2008, we have not heard whether the United States Supreme Court will review the matter, we will request that the stay entered by the WV Supreme Court be extended. If the WV Supreme Court rejects this request, we will request a stay from the United States Supreme Court. Though we believe our petition to the United States Supreme Court has merit, we recognize that few cases are accepted for review. In the second quarter of 2008, we increased our legal accrual for this case by $245.3 million for a total accrual of $262.6 million, including interest, recorded in Other current liabilities. We will continue to accrue for post-judgment interest on the net award of $239.4 million (which includes pre-judgment interest, offset by our counterclaim award) at the West Virginia statutory rate of 9.75%, which will be recorded in Litigation charge.

We have notified our insurance carriers pursuant to our insurance policies. We believe that we have a valid claim for coverage for at least certain aspects of the underlying litigation. However, we are not able at this time to predict with any degree of certainty the amount of any insurance recovery.

If we are not successful in our petition to the United States Supreme Court, we believe that cash on hand, cash generated from operations and our borrowing capacity will be sufficient to fund the ultimate settlement of the award.

Harman

In December 1997, A.T. Massey’s then subsidiary, Wellmore Coal Corporation (“Wellmore”), declared force majeure under its coal supply agreement with Harman Mining Corporation (“Harman”) and reduced the amount of coal to be purchased from Harman. On October 29, 1998, Harman and its sole shareholder sued A.T. Massey and five of its other subsidiaries (“Massey

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Defendants”) in the Circuit Court of Boone County, West Virginia, alleging that the Massey Defendants tortiously interfered with Wellmore’s agreement with Harman, causing Harman to go out of business. On August 1, 2002, the jury awarded the plaintiffs $50 million in compensatory and punitive damages. On October 24, 2006, the Massey Defendants timely filed their Petition for Appeal to the Supreme Court of Appeals of West Virginia. On November 21, 2007, the WV Supreme Court issued a 3-2 majority opinion reversing the judgment against the Massey Defendants and remanding the case to the Circuit Court of Boone County with directions to enter an order dismissing the case, with prejudice, in its entirety. The Harman plaintiffs filed motions asking the WV Supreme Court to conduct a rehearing in the case. On January 24, 2008, the WV Supreme Court decided to rehear the case, which was re-argued on March 12, 2008. On April 3, 2008, the WV Supreme Court again reversed the judgment against the Massey Defendants and remanded the case with direction to enter an order dismissing the case, with prejudice, in its entirety. In July 2008, the Harman plaintiffs petitioned the United States Supreme Court to review the WV Supreme Court’s dismissal of their claims. We believe that the United States Supreme Court will refuse to hear their appeal.

West Virginia Flooding

Since July 2001, we and nine of our subsidiaries have been sued in 17 consolidated civil actions filed in the Circuit Courts of Boone, Fayette, Kanawha, McDowell, Mercer, Raleigh and Wyoming Counties, West Virginia, for alleged property damages and personal injuries arising out of flooding on or about July 8, 2001. Along with 32 other consolidated cases not involving us or our subsidiaries, these cases cover approximately 4,300 plaintiffs seeking unquantified compensatory and punitive damages from approximately 200 defendants. The WV Supreme Court transferred all 49 cases (the “Referred Cases”) to the Circuit Court of Raleigh County, West Virginia, to be handled by a mass litigation panel of three judges. The panel judges will hold multiple trials, each relating to all or part of a watershed. On January 18, 2007, a panel judge dismissed all claims asserted by all plaintiffs within the Coal River watershed, which directly involves approximately 400 plaintiffs and we believe impacts another 800 plaintiffs. Plaintiffs filed a petition seeking appeal of this decision with the WV Supreme Court, which was granted on October 24, 2007. The WV Supreme Court issued a decision on June 26, 2008 reversing the lower court and remanding the case to the West Virginia Mass Litigation Panel for further proceedings. Although further proceedings have not yet commenced, we expect the litigation with respect to the Referred Cases to resume in the near future. We believe we have insurance coverage applicable to these items.

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

We believe these matters will be resolved without a material adverse impact on our cash flows, results of operations or financial condition.

West Virginia Trucking

Since January 2003, an advocacy group and residents in Boone, Kanawha, Mingo and Raleigh Counties, West Virginia, filed 17 suits in the Circuit Courts of Kanawha and Mingo Counties, West Virginia, against eleven of our subsidiaries. Plaintiffs alleged that defendants illegally transported coal in overloaded trucks, causing damage to state roads, thereby interfering with plaintiffs’ use and enjoyment of their properties and their right to use the public roads. Plaintiffs seek injunctive relief and compensatory and punitive damages. The WV Supreme Court referred the consolidated lawsuits, and three similar lawsuits against other coal and transportation companies not involving our subsidiaries, to the Circuit Court of Lincoln County, West Virginia, to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

be handled by a mass litigation panel of one judge. The cases are stayed while the question of whether private parties may sue for damages to public roads is certified to the WV Supreme Court. Plaintiffs filed motions requesting class certification. On June 7, 2007, plaintiffs voluntarily dismissed their public nuisance claims seeking monetary damages for road and bridge repairs. Defendants filed a motion requesting that the mass litigation panel judge recommend to the WV Supreme Court that the cases be sent back to the circuit courts of origin for resolution. The WV Supreme Court has not ruled on that motion. Defendants have moved to dismiss any remaining public nuisance claims and to limit any damages for nuisance to two years prior to the filing of any suit. Prior to the hearing on those motions, plaintiffs agreed to an order limiting any damages for nuisance to two years prior to the filing of any suit. The motion to dismiss any remaining public nuisance claims was resisted by plaintiffs and argued at a hearing on December 14, 2007. As of August 1, 2008, no date has been set for trial. We believe we have insurance coverage applicable to these items and that they will be resolved without a material adverse impact on our cash flows, results of operations or financial condition.

Well Water Contamination

Since September 2004, approximately 710 plaintiffs have filed approximately 400 suits against us and our subsidiary Rawl Sales & Processing Co. in the Circuit Court of Mingo County, West Virginia, for alleged property damage and personal injuries arising out of slurry injection and impoundment practices allegedly contaminating plaintiffs’ water wells. Subsequent to such filings, approximately 55 suits have either been voluntarily dismissed by the plaintiffs or dismissed by the Circuit Court. Plaintiffs seek injunctive relief and compensatory damages in excess of $170 million and unquantified punitive damages. Specifically, plaintiffs are claiming that defendants’ activities during the period of 1978 through 1987 rendered their property valueless and request monetary damages to pay, inter alia, the value of their property and future water bills. In addition, many plaintiffs are also claiming that their exposure to the contaminated well water caused neurological injury or physical injury, including cancers, kidney problems, and gall stones. Finally, all plaintiffs are claiming entitlement to medical monitoring for the next 30 years. Plaintiffs also request unliquidated compensatory damages for pain and suffering, annoyance and inconvenience and legal fees. The trial, originally scheduled to begin on May 27, 2008, was continued by the Circuit Court in order that insurance coverage issues could be resolved prior to proceeding with the trial. A new trial date has not been scheduled. We do not believe there was any contamination caused by our activities or that plaintiffs suffered any damage. We plan to vigorously contest these claims. It is our position that we have insurance coverage applicable to these matters and we believe that they will be resolved without a material adverse impact on our cash flows, results of operations or financial condition.

Surface Mining Fills

Since September 2005, three environmental groups sued the United States Army Corps of Engineers (“Corps”) in the United States District Court for the Southern District of West Virginia (the “District Court”), asserting the Corps unlawfully issued permits to four of our surface mines to construct mining fills. The suit alleges the Corps failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act, including preparing environmental impact statements for individual permits. We intervened in the suit to protect our interests. On March 23, 2007, the District Court rescinded four of our subsidiaries’ permits, resulting in the temporary suspension of mining at these surface mines. We appealed that ruling to the United States Court of Appeals for the Fourth Circuit (“Fourth Circuit Court”). On April 17, 2007, the District Court partially stayed its ruling, permitting mining to resume in certain fills that were already under construction. On June 14, 2007, the District Court issued an additional ruling, finding the Corps improperly approved placement of sediment ponds in streams below fills on the four permits in question. The District Court subsequently modified its ruling to allow these ponds to remain in place, as the ponds and fills have already been constructed. The District Court’s ruling could impact the issuance of permits for the placement of sediment ponds for future operations. If the permits for the fills or sediment ponds are ultimately held to be unlawfully issued, production could be affected at these surface mines, and the process of obtaining new Corps permits for all surface mines could become more difficult. We have appealed both rulings to the Fourth Circuit Court. The hearing is currently set for September 2008, but we have filed an unopposed motion with the Fourth Circuit Court asking for an earlier hearing. We do not expect any material adverse impact to our operations through 2009 and will continue to monitor developments in the matter.

Clean Water Act

On May 10, 2007, the United States, on behalf of the Administrator of the United States Environmental Protection Agency (“EPA”), filed suit against us and twenty-seven of our affiliated companies in the District Court. The suit alleged that a number of our affiliated companies violated the Federal Clean Water Act on thousands of occasions by discharging pollutants in excess of monthly and daily permit limits from 2000 to 2006. On January 17, 2008, a proposed settlement reached with the EPA was filed with the District Court. The settlement, which required District Court approval, required us to pay $20 million in penalties and make improvements in our environmental processes. We recorded $20 million in Cost of produced coal revenue in 2007. The settlement was approved by the District Court on April 9, 2008, and was paid on May 8, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Aracoma Mine Fire

In January 2006, one of our subsidiaries, Aracoma Coal Company (“Aracoma”), experienced a mine fire that resulted in the deaths of two miners. The estates of the two miners have filed a lawsuit in the Circuit Court of Logan County against us, A.T. Massey and Aracoma with respect to the incident. A trial in that suit is scheduled for October 2008. We believe we have insurance coverage applicable to this matter.

The Federal Mine Safety and Health Administration conducted an investigation into the causes of the fatalities and subsequently issued citations seeking $1.5 million in fines relating to the fatalities. Aracoma has appealed those citations.

Additionally, the United States Attorney’s Office in the Southern District of West Virginia is conducting a federal grand jury investigation of the incident. Such an investigation could result in criminal fines for Aracoma or other affiliated companies.

While we believe we have sufficient legal reserves for these matters, it is possible that the actual outcome of the matters could vary from those amounts. We will continue to review the amount of our accrual and any adjustment required to increase or decrease the accrual based on development of the matters will be made in the period determined. We believe these matters will be resolved without a material adverse impact on our cash flows, results of operations or financial condition.

Other Legal Proceedings

We are parties to a number of other legal proceedings, incident to our normal business activities. These include contract dispute, personal injury, property damage and employment matters. While we cannot predict the outcome of these proceedings, based on our current estimates we do not believe that any liability arising from these matters individually or in the aggregate should have a material adverse impact upon our consolidated cash flows, results of operations or financial condition. It is reasonably possible, however, that the ultimate liabilities in the future with respect to these lawsuits and claims, in the aggregate, may be material adverse to our cash flows, results of operations or financial condition.

(14)	Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position 157-2, Partial Deferral of the Effective Date of SFAS 157, which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. We adopted SFAS 157, effective January 1, 2008 for financial assets and financial liabilities. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial position or results of operations. We continue to evaluate the application of Statement 157 for nonfinancial assets and liabilities but do not believe that it will significantly impact our financial position and results of operations. See Note 12 for more information on SFAS 157.

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

In May 2008, the FASB issued FASB Staff Position APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. We continue to evaluate the application of FSP APB 14-1 on our financial statements.

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

FORWARD-LOOKING INFORMATION

From time to time, we make certain comments and disclosures in reports, including this report, or through statements made by our officers that may be forward-looking in nature. Examples include statements related to our future outlook, anticipated capital expenditures, projected cash flows and borrowings, and sources of funding. We caution readers that forward-looking statements, including disclosures that use words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “may,” “plan,” “project,” “will” and similar words or statements are subject to certain risks, trends and uncertainties that could cause actual cash flows, results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from the expectations expressed or implied in such forward-looking statements. Any forward-looking statements are also subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions. These assumptions are based on facts and conditions, as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of circumstances and events beyond our control. We disclaim any intent or obligation to update these forward-looking statements unless required by securities law, and we caution the reader not to rely on them unduly.

We have based any forward-looking statements we have made on our current expectations and assumptions about future events and circumstances that are subject to risks, uncertainties and contingencies that could cause results to differ materially from those discussed in the forward-looking statements, including, but not limited to:

(i)	our cash flows, results of operation or financial condition;

(ii)	the successful completion of acquisition, disposition or financing transactions and the effect thereof on our business;

(iii)	governmental policies, laws, regulatory actions and court decisions affecting the coal industry or our customers’ coal usage;

(iv)	legal and administrative proceedings, settlements, investigations and claims and the availability of insurance coverage related thereto;

(v)	weather conditions or catastrophic weather-related damage;

(vi)	our production capabilities to meet market expectations and customer requirements;

(vii)	our ability to obtain coal from brokerage sources or contract miners in accordance with their contracts;

(viii)	our ability to obtain and renew permits necessary for our existing and planned operations in a timely manner;

(ix)	the cost and availability of transportation for our produced coal;

(x)	our ability to expand our mining capacity;

(xi)	our ability to manage production costs, including labor costs;

(xii)	adjustments made in price, volume or terms to existing coal supply agreements;

(xiii)	the worldwide market demand for coal, electricity and steel;

(xiv)	environmental concerns related to coal mining and combustion and the cost and perceived benefits of alternative sources of energy such as natural gas and nuclear energy;

(xv)	competition among coal and other energy producers, in the United States and internationally;

(xvi)	our ability to timely obtain necessary supplies and equipment;

(xvii)	our reliance upon and relationships with our customers and suppliers;

(xviii)	the creditworthiness of our customers and suppliers;

(xix)	our ability to attract, train and retain a skilled workforce to meet replacement or expansion needs;

(xx)	our assumptions and projections concerning economically recoverable coal reserve estimates;

(xxi)	our failure to enter into anticipated new contracts;

(xxii)	future economic or capital market conditions;

(xxiii)	foreign currency fluctuations;

(xxiv)	the availability and costs of credit, surety bonds and letters of credit that we require;

(xxv)	the lack of insurance against all potential operating risks;

(xxvi)	our assumptions and projections regarding pension and other post-retirement benefit liabilities;

(xxvii)	our interpretation and application of accounting literature related to mining specific issues; and

(xxviii)	the successful implementation of our strategic plans and objectives for future operations and expansion or consolidation.

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

We reported a net loss for the second quarter of $93.3 million, or $1.16 per diluted share. Results for the second quarter of 2008 included a pre-tax charge of $245.3 million to Litigation charge related to the ongoing litigation with Wheeling-Pittsburgh Steel Corporation (“Wheeling-Pittsburgh”) (see below). Net income excluding the Wheeling-Pittsburgh litigation charge for the second quarter of 2008 was $92.2 million or $1.15 per share (see Note 2 below) compared to $34.9 million or $0.43 per share for the second quarter of 2007.

Produced tons sold were 10.8 million in the quarter, compared to 10.0 million in the second quarter of 2007. We produced 10.5 million and 10.2 million tons in the second quarter of 2008 and 2007, respectively. Exports increased to 2.2 million versus 1.2 million tons in the second quarter of 2008 versus 2007, as a result of surging international demand for steam and metallurgical grades of coal.

During the second quarter of 2008, Produced coal revenue increased by 38% as total produced tons sold increased by 8% and the average produced coal revenue per ton sold increased by 28%. The increase in produced tons sold can be attributed primarily to the mines added as part of our ongoing expansion projects. The improvement in average produced coal revenue per ton is largely the result of an increase in the proportion of higher priced metallurgical coal sold during the quarter and higher prices for steam, industrial and metallurgical coal secured in new coal sales agreements as lower-priced contracts expired, which were driven by strong demand in both domestic and international markets. Our average Produced coal revenue per ton sold in the second quarter of 2008 increased by 28% to $65.78 compared to $51.40 in the second quarter of 2007. Our average Produced coal revenue per ton in the second quarter of 2008 for metallurgical tons sold increased by 52% to $109.58 from $72.16 in the second quarter of 2007.

Our Average cash cost per ton sold (see Note below) was $49.84, compared to $42.68 in the previous year’s second quarter. The increased cost level is primarily due to increased stock-based compensation accruals due to a substantial rise in our stock price during the quarter, higher diesel fuel cost, increased sales-related costs from the growth in average per ton realization, and higher labor costs.

In July 2008, we announced that we were further accelerating some of our expansion plans by increasing our capital spending related to these expansion plans by an additional $100 million. We announced that total capital expenditures for 2008 will be approximately $650 million. Our internal expansion and cost reduction plan anticipates developing net additional annual production of up to 10 million tons in 2010 versus 2007, with the ramp up occurring during 2008 to 2010. Additionally, these new tons will be weighted towards metallurgical coal production, which we believe will be cost advantaged versus existing comparable quality competitor production. We expect to fund our expansion projects primarily out of existing liquidity and operating cash flow generated from 2008 to 2010.

On May 22, 2008, the WV Supreme Court decided not to hear an appeal of the verdicts against us or our subsidiary Central West Virginia Energy Company (“CWVE”) that awarded damages in favor of Wheeling-Pittsburgh Steel Corporation and Mountain State Carbon, LLC in the amount of $219.9 million, comprised of $119.9 million compensatory and $100 million punitive damages (plus an additional $24 million of pre-judgment interest). The WV Supreme Court currently has extended its stay of the underlying verdict through September 23, 2008, while CWVE and we petition the United States Supreme Court to review the matter. During such time the $50 million bond previously posted by us will remain in place. If after September 23, 2008, we have not heard whether the United States Supreme Court will review the matter, we will request that the stay entered by the WV Supreme Court be extended. If the WV Supreme Court rejects this request, we will request a stay from the United States Supreme Court. Though we believe our petition to the United States Supreme Court has merit, we recognize that few cases are accepted for review. As discussed above, in the second quarter of 2008, we increased our legal accrual for this case by $245.3 million for a total accrual of $262.6 million, including interest, recorded in Other current liabilities. We will continue to accrue for post-judgment interest on the net award of $239.4 million (which includes pre-judgment interest, offset by our counterclaim award) at the West Virginia statutory rate of 9.75%, which will be recorded in Litigation charge. If we are not successful in our petition to the United States Supreme Court, we believe that cash on hand, cash generated from operations and our borrowing capacity will be sufficient to fund the ultimate settlement of the award.

Note 1: Average cash cost per ton is calculated as the sum of Cost of produced coal revenue and Selling, general and administrative expense (excluding Depreciation, depletion and amortization), divided by the number of produced tons sold. Although Average cash cost per ton is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), management believes that it is useful to investors in evaluating us because it is widely used in the coal industry as a measure to evaluate a company’s control over its cash costs. Average cash cost per ton should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. In addition, because Average cash cost per ton is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. The table below reconciles the GAAP measure of Total costs and expenses to Average cash cost per ton.

	Three Months Ended June 30,
	2008		2007
	$	per ton	$	per ton
	(In Millions, Except Per Ton Amounts)
Total costs and expenses	$935.4		$557.7
Less: Freight and handling costs	83.4		39.9
Less: Cost of purchased coal revenue	5.6		27.2
Less: Depreciation, depletion and amortization	62.3		60.2
Less: Other expense	0.6		1.7
Less: Litigation charge	245.3		—

Average cash cost	$538.2	$49.84	$428.7	$42.68

Note 2: “Net income excluding the Wheeling-Pittsburgh litigation charge” is defined as Net (loss) income before the Wheeling-Pittsburgh legal reserve increase (which we consider a significant item that is not related to our ongoing, underlying business and which distorts comparability of results). Although Net income excluding the Wheeling-Pittsburgh litigation charge is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating Massey because it provides a picture of our results that is comparable among periods since it excludes the impact of an item which is non-recurring and distorts comparisons between periods. Net income excluding the Wheeling-Pittsburgh litigation charge does not purport to represent operating income, net income or cash generated by operating activities and should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. In addition, because Net income excluding the Wheeling-Pittsburgh litigation charge is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. The table below reconciles the GAAP measure of Net (loss) income to Net income excluding the Wheeling-Pittsburgh litigation charge and the related per basic share amounts.

	Three months ended June 30,				Six months ended June 30,
	2008	Per Share	2007	Per Share	2008	Per Share	2007	Per Share
Net (loss) income	$(93.3)	$(1.16)	$34.9	$0.43	$(51.4)	$(0.64)	$67.5	$0.84
Plus: Litigation charge, net of tax	185.5	2.31	—	—	185.5	2.32	—	—

Net income excluding the Wheeling-Pittsburgh litigation charge	$92.2	$1.15	$34.9	$0.43	$134.1	$1.68	$67.5	$0.84

RESULTS OF OPERATIONS

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Revenues

	Three Months Ended June 30,
	2008	2007	Increase (Decrease)	% Increase (Decrease)
		(In Thousands)
Revenues
Produced coal revenue	$710,305	$516,212	$194,093	38%
Freight and handling revenue	83,460	39,901	43,559	109%
Purchased coal revenue	6,867	31,322	(24,455)	(78%)
Other revenue	26,206	30,367	(4,161)	(14%)

Total revenues	$826,838	$617,802	$209,036	34%

The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the second quarter of 2008 compared to the second quarter of 2007:

	Three Months Ended June 30,
	2008	2007	Increase (Decrease)	% Increase (Decrease)
	(In millions, except per ton amounts)
Produced tons sold:
Utility	6.8	6.9	(0.1)	(1%)
Metallurgical	3.0	2.2	0.8	36%
Industrial	1.0	0.9	0.1	11%

Total	10.8	10.0	0.8	8%

Produced coal revenue per ton sold:
Utility	$47.39	$45.17	$2.22	5%
Metallurgical	109.58	72.16	37.42	52%
Industrial	59.99	49.34	10.65	22%
Weighted average	$65.78	$51.40	$14.38	28%

The improvement in average per ton sales price is attributable to increased worldwide demand for utility and metallurgical grades of coal produced in the U.S. The higher demand has resulted in shortages of certain grades of coal, increasing the market prices of these grades of coal, and allowing us to negotiate agreements containing higher price terms as lower-priced contracts expired. Exports of our steam and metallurgical grade coals increased by 1.0 million tons or 83% to 2.2 million tons in the second quarter of 2008 versus 1.2 millions tons during the same period in 2007.

Freight and handling revenue primarily increased due to higher export shipments of 2.2 million tons in the second quarter of 2008 compared to 1.2 million tons in the second quarter of 2007. Another portion of the increase was due to higher freight rates in 2008 versus 2007.

Purchased coal revenue decreased mainly due to a reduction in purchased tons sold from 0.6 million in the second quarter of 2007 to 0.1 million in the second quarter of 2008. We purchase varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which includes refunds on railroad agreements, royalties related to coal lease agreements, gas well revenue, gains on the sale of non-strategic assets, coal reserve exchanges, joint venture revenue and other miscellaneous revenue, decreased to $26.2 million for the second quarter of 2008 from $30.4 million for the second quarter of 2007 due primarily to income from synfuel production operations in 2007 of $6.9 million, with no comparable synfuel income in 2008. The synfuel production facility was shut down on December 31, 2007, when the Internal Revenue Code Section 45 credits expired. Pre-tax gains of $15.3 million and $10.3 million were recognized on exchanges of coal reserves in the second quarters of 2008 and 2007, respectively.

Costs

	Three Months Ended June 30,
	2008	2007	Increase (Decrease)	% Increase (Decrease)
		(In Thousands)
Costs and expenses
Cost of produced coal revenue	$499,661	$408,992	$90,669	22%
Freight and handling costs	83,460	39,901	43,559	109%
Cost of purchased coal revenue	5,570	27,185	(21,615)	(80%)
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	61,459	59,454	2,005	3%
Selling, general and administrative	848	793	55	7%
Selling, general and administrative	38,516	19,664	18,852	96%
Other expense	622	1,686	(1,064)	(63%)
Litigation charge	245,276	—	245,276	100%

Total costs and expenses	$935,412	$557,675	$377,737	68%

Cost of produced coal revenue on a per ton of coal sold basis increased 14% in the second quarter of 2008 compared with the second quarter of 2007. The increased cost level is primarily due to higher diesel fuel cost, increased sales-related costs from the growth in average per ton realization, and higher labor costs. Tons produced in the second quarters of 2008 and 2007 were 10.5 and 10.2 million, respectively.

Freight and handling costs primarily increased due to higher export shipments of 2.2 million tons in the second quarter of 2008 compared to 1.2 million tons in the second quarter of 2007. Another portion of the increase was due to higher freight rates in 2008 versus 2007.

Cost of purchased coal revenue decreased mainly due to a reduction in purchased tons sold from 0.6 million in the second quarter of 2007 to 0.1 million in the second quarter of 2008.

Selling, general and administrative expenses increased due to higher stock-based compensation accruals attributable to a substantial rise in our stock price during the quarter.

Litigation charge represents an increase in our legal accrual for the Wheeling-Pittsburgh litigation (see Note 13), which was recorded in the second quarter of 2008.

Income Taxes

Our effective tax rate is sensitive to changes in estimates of annual pre-tax earnings and percentage depletion. The increase in the effective tax rate from the second quarter of 2007 to the second quarter of 2008 is primarily the result of differences in pre-tax income, the impact of percentage depletion, and projected changes in temporary taxable and deductible differences. Also impacting the second quarter income tax rate was the Wheeling-Pittsburgh litigation charge (discussed above), which was treated as a discrete item for the quarter.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Revenues

	Six Months Ended June 30,
	2008	2007	Increase (Decrease)	% Increase (Decrease)
		(In Thousands)
Revenues
Produced coal revenue	$1,253,536	$1,035,905	$217,631	21%
Freight and handling revenue	148,502	83,753	64,749	77%
Purchased coal revenue	17,541	56,496	(38,955)	(69%)
Other revenue	51,884	48,968	2,916	6%

Total revenues	$1,471,463	$1,225,122	$246,341	20%

The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the first six months of 2008 compared to the first six months of 2007:

	Six Months Ended June 30,
	2008	2007	Increase (Decrease)	% Increase (Decrease)
	(In millions, except per ton amounts)
Produced tons sold:
Utility	13.2	13.5	(0.3)	(2%)
Metallurgical	5.2	4.5	0.7	16%
Industrial	2.0	2.0	—	0%

Total	20.4	20.0	0.4	2%

Produced coal revenue per ton sold:
Utility	$47.63	$45.09	$2.54	6%
Metallurgical	97.14	72.94	24.20	33%
Industrial	57.49	50.24	7.25	14%
Weighted average	$61.34	$51.83	$9.51	18%

The improvement in average per ton sales price is attributable to increased worldwide demand for utility and metallurgical grades of coal produced in the U.S. The higher demand has resulted in shortages of certain grades of coal, increasing the market prices of these grades of coal, and allowing us to negotiate agreements containing higher price terms as lower-priced contracts expired. Exports of our steam and metallurgical grade coals increased by 1.5 million tons or 60% to 4.1 million tons in the first six months of 2008 versus 2.6 millions tons during the same period in 2007.

Freight and handling revenue primarily increased due to higher export shipments of 4.1 million tons for first six months of 2008 compared to 2.6 million tons in the first six months of 2007. Another portion of the increase was due to higher freight rates in 2008 versus 2007.

Purchased coal revenue decreased mainly due to a reduction in purchased tons sold from 1.1 million in the first six months of 2007 to 0.3 million in the first six months of 2008. We purchase varying amounts of coal each period to supplement produced coal sales.

Other revenue, which includes refunds on railroad agreements, royalties related to coal lease agreements, gas well revenue, gains on the sale of non-strategic assets, coal reserve exchanges, joint venture revenue and other miscellaneous revenue, increased to $51.9 million for the first six months of 2008 from $49.0 million for the first six months of 2007 due primarily to a $28.9 million pre-tax gain on an exchange of coal reserves in 2008 compared to a $10.3 million pre-tax gain in 2007, offset by income from synfuel production operations in 2007 of $12.5 million. The synfuel production facility was shut down on December 31, 2007, when the Internal Revenue Code Section 45 credits expired.

Costs

	Six Months Ended June 30,
	2008	2007	Increase (Decrease)	% Increase (Decrease)
	(In Thousands)
Costs and expenses
Cost of produced coal revenue	$917,888	$811,508	$106,380	13%
Freight and handling costs	148,502	83,753	64,749	77%
Cost of purchased coal revenue	15,434	49,345	(33,911)	(69%)
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	120,807	120,791	16	0%
Selling, general and administrative	1,752	1,605	147	9%
Selling, general and administrative	59,995	38,353	21,642	56%
Other expense	1,408	4,082	(2,674)	(66%)
Litigation charge	245,276	—	245,276	100%

Total costs and expenses	$1,511,062	$1,109,437	$401,625	36%

Cost of produced coal revenue on a per ton of coal sold basis increased 11% in the first six months of 2008 compared with the first six months of 2007. The increased cost level is primarily due to higher diesel fuel cost, increased sales-related costs from the growth in average per ton realization, higher labor costs, the impact of idling a large shovel that was moved to another mine, two longwall moves, and an unfavorable ruling on black lung excise tax. Tons produced in the first six months of 2008 and 2007 were 20.5 and 20.7 million, respectively.

Freight and handling costs primarily increased due to higher export shipments of 4.1 million tons for first six months of 2008 compared to 2.6 million tons in the first six months of 2007. Another portion of the increase was due to higher freight rates in 2008 versus 2007.

Cost of purchased coal revenue decreased mainly due to a reduction in purchased tons sold from 1.1 million in the first six months of 2007 to 0.3 million in the first six months of 2008.

Selling, general and administrative expenses increased due to higher stock-based compensation accruals attributable to a substantial rise in our stock price during the first six months of 2008.

Litigation charge represents an increase in our legal accrual for the Wheeling-Pittsburgh litigation (see Note 13), which was recorded in the second quarter of 2008.

Income Taxes

Our effective tax rate is sensitive to changes in estimates of annual pre-tax earnings and percentage depletion. The increase in the effective tax rate from the first six months of 2007 to the first six months of 2008 is primarily the result of differences in pre-tax income, the impact of percentage depletion, and projected changes in temporary taxable and deductible differences. Also impacting the first six months 2008 income tax rate was a favorable adjustment for interest received from the IRS in connection with the closing of a prior period audit and the Wheeling-Pittsburgh litigation charge (discussed above), which were treated as discrete items.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, our available liquidity was $445.6 million, comprised of Cash and cash equivalents of $351.9 million and $93.7 million of availability from our asset-based revolving credit facility. The total debt-to-book capitalization ratio was 59.5% at June 30, 2008.

Our debt is comprised of the following:

	June 30, 2008	December 31, 2007
	(In Thousands)
6.875% senior notes due 2013, net of discount	$755,715	$755,401
6.625% senior notes due 2010	335,000	335,000
2.25% convertible senior notes due 2024	9,647	9,647
4.75% convertible senior notes due 2023	70	730
Capital lease obligations	7,883	8,823
Fair value hedge adjustment	(4,287)	(5,054)

Total debt	1,104,028	1,104,547
Amounts due within one year	(1,925)	(1,875)

Total long-term debt	$1,102,103	$1,102,672

In June of 2008, $660,000 of principal amount of the 4.75% Notes was converted into 34,037 shares of Massey common stock.

We believe that as of June 30, 2008, we were, and currently are, in compliance with all of our debt covenants.

Cash Flow

Net cash provided by operating activities was $274.7 million for the first six months of 2008 compared to $208.7 million for the first six months of 2007. Cash provided by operating activities reflects Net income adjusted for non-cash charges and changes in working capital requirements.

Net cash utilized by investing activities was $300.3 million and $119.6 million for the first six months of 2008 and 2007, respectively. The cash used in investing activities reflects capital expenditures in the amount of $301.8 million and $136.6 million for the first six months of 2008 and 2007, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, and projects to improve the efficiency of mining operations. Additionally, the first six months of 2008 and 2007 included $1.4 million and $17.0 million, respectively, of proceeds provided by the sale of assets.

Financing activities for the first six months of 2008 and 2007 primarily reflect changes in debt levels, as well as the exercising of stock options and payments of dividends. Net cash provided by financing activities was $12.3 million for the first six months of 2008 while net cash utilized by financing activities was $6.5 million for the first six months of 2007.

We believe that cash on hand, cash generated from operations and our borrowing capacity will be sufficient to meet our working capital requirements, scheduled debt payments (other than future maturities of our senior notes, which we expect to refinance), potential share repurchases, anticipated dividend payments, expected settlements and final awards of outstanding litigation (including the Wheeling-Pittsburgh litigation award (see Note 13)), and anticipated capital expenditures including planned expansions (other than major acquisitions) for at least the next few years. Nevertheless, our ability to satisfy our debt service obligations, repurchase shares, pay dividends, pay settlements and final awards of outstanding litigation, or fund planned capital expenditures including planned expansions, will substantially depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry, debt covenants, and financial, business and other factors, some of which are beyond our control. We frequently evaluate potential acquisitions. In the past, we have funded acquisitions primarily with cash generated from operations. As a result of the activities described above and possible acquisition opportunities, in the future we may consider a variety of financing sources, including debt or equity financing. Currently, other than our asset-based revolving credit facility (which provides for available borrowings, including letters of credit of up to $175 million, depending on the level of eligible inventory and accounts receivables.), we have no commitments for any additional financing. We cannot be certain that we can obtain additional financing on terms that we find acceptable, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock, declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, it may prohibit us from making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our prospects for long-term growth.

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

In October 2007, we announced plans to expand production at our Central Appalachian coal mining operations during the next two years. In July 2008, we announced that we were further accelerating some of our expansion plans by increasing our capital spending related to these expansion plans by an additional $100 million. We announced that total capital expenditures for 2008 will be approximately $650 million. Our internal expansion and cost reduction plan anticipates developing net additional annual production of up to 10 million tons in 2010 versus 2007, with the ramp up occurring during 2008 to 2010. Additionally, these new tons will be weighted towards metallurgical coal production, which we believe will be cost advantaged versus existing comparable quality competitor production. We expect to fund our expansion projects primarily out of existing liquidity and operating cash flow generated from 2008 to 2010. If we are unable to successfully expand our coal production, our profitability may decline and we could experience a material adverse effect on our cash flows, results of operations or financial condition. These expansion plans involve certain risks and uncertainties, including:

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

Any one or more of these factors could cause us not to realize the benefits we anticipate will result from our expansion plans. Our expansion plans could materially adversely affect our liquidity and capital resources and may require us to incur indebtedness, seek equity, capital or both.

Inflationary pressures on supplies and labor may adversely affect our profit margins

Although, inflation in the United States has been relatively low in recent years, over the course of the last two years, we have been significantly impacted by price inflation in many of the components of our cost of produced coal revenue, such as fuel, steel, copper and labor. For instance, the prices of diesel fuel and copper increased approximately 78% and 22%, respectively, over the two-year period ending June 30, 2008. If the prices for which we sell our coal do not increase in step with rising costs, our profit margins will be reduced and our cash flows, results of operations or financial condition would be adversely affected.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, we are a party to certain off-balance sheet arrangements including guarantees, operating leases, indemnifications, and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. Liabilities related to these arrangements are not reflected in our consolidated balance sheets, and, except for the operating leases, we do not expect any material adverse impact on our cash flows, results of operations or financial condition to result from these off-balance sheet arrangements.

From time to time we use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations. At June 30, 2008, we had $118.8 million of letters of credit outstanding of which $45.1 million was collateralized by $46.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks and $73.7 million was issued under our asset based lending arrangement. No claims were outstanding against those letters of credit as of June 30, 2008.

We use surety bonds to secure reclamation, workers’ compensation, wage payments, and other miscellaneous obligations. As of June 30, 2008, we had $367.5 million of outstanding surety bonds. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $308.1 million, an appeal bond of $50.0 million, and other miscellaneous obligation bonds of $9.4 million. Outstanding surety bonds of $46.1 million are secured with letters of credit.

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

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended June 30, 2008 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2007, for a discussion of our critical accounting estimates and assumptions.

RECENT ACCOUNTING DEVELOPMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position 157-2, Partial Deferral of the Effective Date of SFAS 157, which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. We adopted SFAS 157, effective January 1, 2008, for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure of fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The adoption of SFAS 157 for financial assets and liabilities did not have a material adverse impact on our financial position or results of operations (see Note 12 in Notes to Condensed Consolidated Financial Statements). We continue to evaluate the application of Statement 157 for nonfinancial assets and liabilities but do not believe that it will significantly impact our financial position and results of operations.

In May 2008, the FASB issued FASB Staff Position APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. We continue to evaluate the application of FSP APB 14-1 on our financial statements.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

Please refer to Item 7A. Quantitative and Qualitative Discussions About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2007, for a discussion of certain market risk factors, which may impact our business. There has been no significant change to our market risk exposures for the six months ended June 30, 2008.

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

There has been no change in our internal control over financial reporting during the three months ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following describes material developments in legal proceedings affecting us, as previously described in Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2007, and in subsequently filed interim reports, as they relate to the fiscal quarter ended June 30, 2008. Certain other information responsive to this Item 1. is contained in Note 13, “Contingencies,” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Shareholder Suits

On July 2, 2007, Manville Personal Injury Trust (“Manville”) filed a suit in the Circuit Court of Kanawha County, West Virginia (the “Circuit Court”), which suit was amended on December 14, 2007, styled as a shareholder derivative action asserting that it was a shareholder acting on our behalf. We were named as a nominal defendant. Each of the members of our Board of Directors, certain of our officers, and certain of our former directors and officers were named as defendants (“Manville Defendants”). The complaint alleged breach of fiduciary duties to us arising out of the Manville Defendants’ alleged failure to cause us to comply with applicable state and federal environmental and worker-safety laws and regulations. The complaint sought to recover unspecified damages in favor of us, appropriate equitable relief, and an award to Manville, respectively, of the costs and expenses associated with these actions. On September 7, 2007, Mr. Vernon Mercier filed a similar action in the United States District Court, Southern District of West Virginia (the “District Court”), styled as a shareholder derivative action asserting that he is a shareholder acting on our behalf (the “Vernon Mercier Action”). We are named as a nominal defendant. Each of the members of our Board of Directors and certain of our officers and one former officer are named as defendants (“Vernon Mercier Defendants”).

On May 20, 2008, the Circuit Court entered an order preliminarily approving a settlement agreement in the Manville action. A final settlement hearing was held on June 25, 2008, and, rejecting the objections of Mr. Mercier, on June 30, 2008, the Circuit Court entered a final order approving the settlement and dismissing the Manville action with prejudice. The settlement agreement requires us to make certain corporate governance changes and pay Manville’s counsel fees and expenses in the amount of $2,700,000 as compensation for professional services rendered and expenses incurred in the prosecution of the litigation. This payment was made on July 15, 2008. Mr. Mercier has not disclosed whether he will attempt to challenge this ruling.

The Vernon Mercier Action is still pending and is awaiting Mr. Mercier’s decision whether he will attempt to challenge the Manville judgment. We contend that the settlement in the Manville action bars Mr. Mercier from continuing to prosecute his federal court action. We understand that Mr. Mercier does not believe that the settlement of the Manville action bars him from continuing to prosecute the Vernon Mercier Action.

We, the Manville Defendants and the Vernon Mercier Defendants have insurance coverage applicable to these matters. We believe these matters will be resolved without a material adverse impact on our cash flows, results of operations or financial condition.

Martin County Coal Company Consent Orders

On April 30, 2008, Martin County Coal Company (“Martin County”), an indirect subsidiary of ours, agreed to enter into three consent orders with the EPA requiring Martin County to pay the amount of $230,000 for allegedly discharging fill material into the waters of the United States without a permit under the Clean Water Act at three different locations. Martin County further agreed to obtain after-the-fact permits for the discharges.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about shares of Common Stock that were purchased during the second quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
(In Thousands, Except Average Price Paid Per Share)
April 1 through April 30	—	—	—	—
May 1 through May 31	—	—	—	—
June 1 through June 31	—	—	—	—

Total	—		—	5,319,822	(2)

(1)	The Repurchase Program was authorized by the Board of Directors and announced on November 14, 2005 for an aggregate amount not to exceed $500 million. The Repurchase Program does not require us to acquire any specific number of shares and may be terminated at any time.

(2)	Calculated using $420 million that may yet be purchased under our share repurchase program and $78.95, the closing price of Common Stock as reported on the New York Stock Exchange on July 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 13, 2008, our stockholders voted on the following proposals at the Annual Meeting of Stockholders at which there were present at the meeting, in person or by proxy, the holders of 80,549,408 shares of Common Stock, representing 90.59% percent of the total number of shares outstanding as of the record date, such percentage constituting a quorum. The independent inspectors of election certified the following results with respect to each of the following proposals:

(1)	Election of Directors. We proposed to elect Don L. Blankenship, Robert H. Foglesong and Bobby R. Inman as Class III directors to hold office for three years and until their respective successors are duly qualified and elected. Based upon the voting provisions of our Certificate of Incorporation related to the election of directors, the following director candidates having received the number of votes following their name were elected by our stockholders to the Board of Directors: Mr. Blankenship (61,819,991 votes), Mr. Foglesong (59,006,851 votes), and Mr. Inman (58,787,823 votes). The following directors had terms of office that did not expire at the 2008 Annual Meeting: James B. Crawford, Richard M. Gabrys, E. Gordon Gee, Lady Judge, Dan R. Moore and Baxter F. Phillips, Jr. There were no broker non-votes.

(2)	Appointment of Ernst & Young LLP. Our stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 with 72,676,823 “Votes For,” 139,243 “Votes Against,” and 156,773 “Abstentions.” The “Votes For” represented 90.2% of the shares of Common Stock represented at the meeting, which was more than the 50% required by our Certificate of Incorporation to pass. There were no broker non-votes.

(3)	Stockholder proposal regarding political contribution reports. The stockholder proposal regarding political contribution reports did not pass, having received 15,344,446 “Votes For,” 30,298,158 “Votes Against,” and 17,989,253 “Abstentions.” The “Votes For” represented 19.0% of the shares of Common Stock represented at the meeting, which was less than the 50% required by our Certificate of Incorporation to pass. There were 9,340,981 broker non-votes.

(4)	Stockholder proposal regarding a climate change report. The stockholder proposal regarding a climate change report did not pass, having received 14,112,147 “Votes For,” 31,760,110 “Votes Against” and 17,759,600 “Abstentions.” The “Votes For” represented 17.5% of the shares of Common Stock represented at the meeting, which was less than the 50% required by our Certificate of Incorporation to pass. There were 9,340,981 broker non-votes.

Item 6.	Exhibits

3.1	Restated Bylaws, as amended as of May 13, 2008 [filed as Exhibit 3.1 to Massey’s current report on Form 8-K filed May 14, 2008 and incorporated by reference].

10.1	Third Amendment to Amended and Restated Credit Agreement [filed as Exhibit 10.1 to Massey’s current report on Form 8-K filed March 14, 2008 and incorporated by reference]

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY (Registrant)

Date: August 4, 2008	/s/ Eric B. Tolbert
Eric B. Tolbert,
Vice President and Chief Financial Officer

/s/ David W. Owings
David W. Owings,
Controller