Form 10-Q
period 2008-09-30
MASSEY ENERGY CO
filed 2008-11-07
CIK 37748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 24, 2008 there were 85,134,907 shares of common stock, $0.625 par value, outstanding.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2008

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Produced coal revenue	$666,440	$521,887	$1,919,976	$1,557,792
Freight and handling revenue	81,068	38,385	229,570	122,138
Purchased coal revenue	4,484	25,978	22,025	82,474
Other revenue	11,304	17,191	63,188	66,160
Total revenues	763,296	603,441	2,234,759	1,828,564

Costs and expenses
Cost of produced coal revenue	500,387	432,405	1,418,275	1,243,912
Freight and handling costs	81,068	38,385	229,570	122,138
Cost of purchased coal revenue	4,349	22,162	19,783	71,507
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	64,393	60,081	185,200	180,874
Selling, general and administrative	817	748	2,569	2,352
Selling, general and administrative	2,820	12,470	62,815	50,824
Other expense	1,049	1,847	2,457	5,929
Litigation charge	5,835	-	251,111	-
Loss on refinancing	9,088	-	9,088	-
Total costs and expenses	669,806	568,098	2,180,868	1,677,536

Income before interest and taxes	93,490	35,343	53,891	151,028

Interest income	4,742	6,585	13,549	18,814
Interest expense	(26,913)	(21,450)	(68,676)	(64,517)
Loss on short-term investment	(6,537)	-	(6,537)	-

Income (loss) before taxes	64,782	20,478	(7,773)	105,325

Income tax (expense) benefit	(10,756)	930	10,395	(16,372)

Net income	$54,026	$21,408	$2,622	$88,953

Net income per share
Basic	$0.65	$0.27	$0.03	$1.11
Diluted	$0.64	$0.27	$0.03	$1.10

Shares used to calculate Net income per share
Basic	82,623	79,997	80,851	80,399
Diluted	83,959	80,478	82,070	80,870

Dividends per share	$0.05	$0.04	$0.15	$0.12
See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
UNAUDITED

	September 30,	December 31,
	2008	2007*

ASSETS

Current Assets
Cash and cash equivalents	$666,332	$365,220
Short-term investment	211,363	-
Trade and other accounts receivable, less allowance of $417 and $444,
September 30, 2008 and December 31, 2007	279,797	156,572
Inventories	201,895	183,360
Income tax receivable	1,323	16,302
Other current assets	162,833	165,940
Total current assets	1,523,543	887,394

Net Property, Plant and Equipment	2,175,729	1,793,920

Other Noncurrent Assets
Pension assets	46,862	47,323
Other	140,248	132,034
Total other noncurrent assets	187,110	179,357

Total assets	$3,886,382	$2,860,671

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable, principally trade and bank overdrafts	$201,660	$148,206
Current portion of debt	1,931	1,875
Payroll and employee benefits	70,554	46,512
Other current liabilities	452,465	171,269
Total current liabilities	726,610	367,862

Noncurrent Liabilities
Long-term debt	1,482,976	1,102,672
Deferred income taxes	137,801	154,705
Other noncurrent liabilities	476,882	451,428
Total noncurrent liabilities	2,097,659	1,708,805

Total liabilities	2,824,269	2,076,667

Shareholders’ Equity
Capital stock
Preferred – authorized 20,000,000 shares without par value; none issued	-	-
Common – authorized 150,000,000 shares of $0.625 par value; issued
85,135,343 and 82,818,578 shares at September 30, 2008 and
December 31, 2007, respectively	53,199	51,743
Treasury stock, 2,874,800 shares at cost, at December 31, 2007	-	(79,986)
Additional capital	445,156	237,684
Retained earnings	591,973	601,587
Other comprehensive loss	(28,215)	(27,024)
Total shareholders’ equity	1,062,113	784,004

Total liabilities and shareholders’ equity	$3,886,382	$2,860,671
___________
* Amounts at December 31, 2007 have been derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
UNAUDITED

	Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,622	$88,953
Adjustments to reconcile Net income to Cash provided by operating activities:
Depreciation, depletion and amortization	187,769	183,226
Share-based compensation expense	8,590	8,419
Deferred income taxes	(11,336)	(7,512)
Gain on disposal of assets	(1,699)	(11,910)
Gain on reserve exchanges	(32,449)	(10,284)
Unrealized loss on short-term investment	6,537	-
Loss on debt restructuring	15,178	-
Asset retirement obligations accretion	8,883	8,813
Changes in operating assets and liabilities:
Increase in accounts receivable	(124,484)	(19,923)
(Increase) decrease in inventories	(18,535)	4,326
Decrease in other current assets	1,173	17,998
Decrease (increase) in pension and other assets	2,993	(378)
Increase in accounts payable and bank overdrafts	53,454	35,037
Increase (decrease) in accrued income taxes	14,979	(21,047)
Increase in other accrued liabilities	304,988	22,603
Increase in other noncurrent liabilities	10,987	17,404
Asset retirement obligations payments	(3,617)	(8,312)
Cash provided by operating activities	426,033	307,413

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(532,020)	(196,687)
Reclassification of cash equivalent to short-term investment	(217,900)	-
Proceeds from sale of assets	6,783	26,520
Cash utilized by investing activities	(743,137)	(170,167)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of capital lease obligations	(1,459)	(2,028)
Proceeds from issuance of 3.25% convertible senior notes	674,136	-
Tender payment for 6.625% senior notes	(322,139)	-
Issuance of common stock	258,338	-
Stock repurchase	-	(29,991)
Cash dividends paid	(11,986)	(9,672)
Proceeds from stock options exercised	16,519	1,337
Income tax benefit from stock option exercises	4,807	526
Cash provided (utilized) by financing activities	618,216	(39,828)

Increase in cash and cash equivalents	301,112	97,418
Cash and cash equivalents at beginning of period	365,220	239,245

Cash and cash equivalents at end of period	$666,332	$336,663

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(1)	Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Annual Report on Form 10-K of Massey Energy Company (“we,” “our,” “us”) for the year ended December 31, 2007. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended September 30, 2008 are not necessarily indicative of results that can be expected for the fiscal year ended December 31, 2008.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary to present fairly our consolidated financial position at September 30, 2008, our consolidated results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States.

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

A.T. Massey fully and unconditionally guarantees our obligations under the 6.625% senior notes due 2010 (the “6.625% Notes”), the 6.875% senior notes due 2013 (the “6.875% Notes”), the 3.25% convertible senior notes due 2015 (the “3.25% Notes”), the 4.75% convertible senior notes due 2023 (the “4.75% Notes”) and the 2.25% convertible senior notes due 2024 (the “2.25% Notes”). In addition, the 6.625% Notes, the 6.875% Notes, the 3.25% Notes and the 2.25% Notes are fully and unconditionally, jointly and severally guaranteed by A.T. Massey and substantially all of our indirect operating subsidiaries, each such subsidiary being indirectly 100% owned by us. The subsidiaries not providing a guarantee of the 6.625% Notes, the 6.875% Notes, the 3.25% Notes and the 2.25% Notes are minor (as defined under Securities and Exchange Commission (“SEC”) Rule 3-10(h)(6) of Regulation S-X). See Note 5 to the Notes to Condensed Consolidated Financial Statements for a more complete discussion of debt.

Cash and Cash Equivalents

Cash  and cash equivalents are stated at cost, which approximates fair value. Cash equivalents are primarily invested in money market funds, which consist of highly liquid investments.  At September 30, 2008, we maintained $666.3 million in Cash and cash equivalents. These balances included $384 million invested in shares of seven institutional money market funds, all of which carry AAA/Aaa ratings from Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”). In addition, $280 million was invested in shares of institutional money funds which invest substantially all of their funds in securities supported by obligations of the United States Treasury and carry an AAA/Aaa rating from S&P and Moody’s, respectively. All of these money funds have applied to participate in the U.S. Treasury Temporary Guarantee Program for Money Market Funds.

Short-Term Investment

Short-term investment is comprised of an investment in The Reserve Primary Fund (the “Primary Fund”), a money market fund that has suspended redemptions and is being liquidated. We have determined that our investment in the Primary Fund no longer meets the definition of a security within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) since the equity investment no longer has a readily determinable fair value. Therefore, the investment has been classified as a short-term investment, subject to the cost method of accounting, on our Condensed Consolidated Balance Sheet. This classification as a short-term investment is based on our assessment of each of the individual securities that make up the underlying portfolio holdings in the Primary Fund, which primarily consisted of commercial paper and discount notes having maturity dates within the next 12 months, and the stated notifications from the Primary Fund that they expect to liquidate substantially all of their holdings and make distributions within a year. Accordingly, we have reclassified our investment in the Primary Fund from Cash and cash equivalents to Short-term investment on our Condensed Consolidated Balance Sheet as of September 30, 2008.  See Note 12 to the Notes to Condensed Consolidated Financial Statements for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(2)           Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2008	2007
	(In Thousands)
Saleable coal	$116,098	$120,343
Raw coal	22,707	11,471
Subtotal coal inventory	138,805	131,814
Supplies inventory	63,090	51,546
Total inventory	$201,895	$183,360

Saleable coal represents coal ready for sale, including inventories designated for customer facilities under consignment arrangements of $35.7 million and $62.1 million at September 30, 2008 and December 31, 2007, respectively. Raw coal represents coal that generally requires further processing prior to shipment to the customer.

(3)           Other Current Assets

Other current assets are comprised of the following:

	September 30,	December 31,
	2008	2007
	(In Thousands)
Longwall panel costs	$15,915	$18,029
Deposits	118,827	109,200
Other	28,091	38,711
Total other current assets	$162,833	$165,940

Deposits consist primarily of funds placed in restricted accounts with financial institutions to collateralize letters of credit that support workers’ compensation requirements, insurance and other obligations. As of September 30, 2008 and December 31, 2007, Deposits includes $96.0 million of funds pledged as collateral to support $45.1 million of outstanding letters of credit and a $50.0 million appeal bond.  In addition, Deposits includes $13.0 million of United States Treasury securities supporting various regulatory obligations.

(4)           Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	September 30,	December 31,
	2008	2007
	(In Thousands)
Property, plant and equipment, at cost	$4,188,583	$3,649,853
Accumulated depreciation, depletion and amortization	(2,012,854)	(1,855,933)
Net property, plant and equipment	$2,175,729	$1,793,920

Property, plant and equipment includes gross assets under capital leases of $17.3 million at September 30, 2008 and December 31, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

During the first, second, and third quarters of 2008, we exchanged coal reserves and other assets with various third parties, recognizing pre-tax gains in Other Revenue of $13.6 million, $15.3 million, and $3.6 million, respectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB No. 29, Accounting for Nonmonetary Transactions.”  The acquired coal reserves and other assets were recorded in Property, plant and equipment at the fair value of the reserves and other assets surrendered.

 (5)           Debt

Debt is comprised of the following:

	September 30,	December 31,
	2008	2007
	(In Thousands)
6.875% senior notes due 2013, net of discount	$755,877	$755,401
3.25% convertible senior notes due 2015	690,000	-
6.625% senior notes due 2010	21,949	335,000
2.25% convertible senior notes due 2024	9,647	9,647
4.75% convertible senior notes due 2023	70	730
Capital lease obligations	7,364	8,823
Fair value hedge adjustment	-	(5,054)
Total debt	1,484,907	1,104,547
Amounts due within one year	(1,931)	(1,875)
Total long-term debt	$1,482,976	$1,102,672

The weighted average effective interest rate of the outstanding borrowings was 5.2% and 7.0% at September 30, 2008 and December 31, 2007, respectively, after giving effect to the amortization of the Fair value hedge adjustment. At September 30, 2008, our available liquidity was $767.5 million, comprised of Cash and cash equivalents of $666.3 million and $101.2 million availability from our asset-based revolving credit facility. We also have a $211.4 million investment in the Primary Fund, which is recorded in Short-term investment.

In June 2008, $660,000 of principal amount of the 4.75% Notes was converted into 34,037 shares of Massey common stock, $0.625 par value (“Common Stock”). No other conversions occurred during the year.

On December 9, 2005, we exercised our right to terminate our interest rate swap agreement, which was hedged against a portion of the 6.625% Notes. We paid a $7.9 million termination payment to the swap counterparty on December 13, 2005. The termination payment, which is reflected in the table above at December 31, 2007, as Fair value hedge adjustment, was being amortized into Interest expense through November 15, 2010, the maturity date of the 6.625% Notes. As discussed in this Note under Capital Restructuring below, on August 19, 2008, we settled with holders of approximately 93% of the outstanding 6.625% Notes that were tendered pursuant to our consent solicitation and tender offer for the 6.625% Notes.  As a result of the acceptance of the consent solicitation and tender offer of the 6.625% Notes, the remaining balance of the Fair value hedge adjustment ($4.2 million) was written off to Interest expense.  For the three and nine months ended September 30, 2008, $4.3 million and $5.1 million, respectively, of the Fair value hedge adjustment was recorded in Interest expense.

Capital Restructuring

On August 5, 2008, we commenced a consent solicitation and tender offer for any and all of the outstanding $335 million of 6.625% Notes and concurrently we commenced a private offering of convertible senior notes (the 3.25% Notes) and a registered underwritten public offering of Common Stock and announced our intention to use the proceeds of the offerings to purchase some or all of the 6.625% Notes in connection with the 6.625% Notes consent solicitation and tender offer and for general corporate purposes.

On August 19, 2008, we settled with holders of $311.5 million of the $335 million outstanding of 6.625% Notes, representing approximately 93% of the outstanding 6.625% Notes, who tendered their 6.625% Notes pursuant to our consent solicitation and tender offer for the 6.625% Notes. The total consideration for these 6.625% Notes was $1,026.57 per $1,000 principal amount of the 6.625% Notes. The total consideration included a consent payment of $25 per $1,000 principal amount of the 6.625% Notes. In addition to the total consideration, holders also received interest which was accrued and unpaid since the previous interest payment date.  As a result of the consents and the acceptance of the early tender offer of approximately 93% of the outstanding 6.625% Notes, we received the requisite consents to execute a supplemental indenture relating to the 6.625% Notes, which eliminated substantially all of the restrictive covenants in the 6.625% Notes’ indenture.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

On September 3, 2008, we settled with holders of an additional $1.6 million of the 6.625% Notes, who tendered their 6.625% Notes after the consent solicitation deadline. The total consideration for these 6.625% Notes was $1,001.57 per $1,000 principal amount of the 6.625% Notes. In addition to the total consideration, holders also received interest which was accrued and unpaid since the previous interest payment date.

We recognized charges totaling $15.2 million, including $1.9 million for the write-off of unamortized financing fees and $4.2 million for the unamortized interest rate swap termination payment (as discussed above) recorded in Interest expense, and $9.1 million for the debt consent solicitation and tender offer recorded in Loss on refinancing.

3.25% Notes

On August 12, 2008, we issued $690 million of 3.25% convertible senior notes due 2015 in an underwritten public offering, resulting in net proceeds of approximately $674.1 million. The 3.25% Notes are guaranteed on a senior unsecured basis by substantially all of our current and future operating subsidiaries (the “Guarantors”). The 3.25% Notes and the guarantees rank equally with all of our and the Guarantors’ existing and future senior unsecured indebtedness and rank senior to all of our and the Guarantors’ indebtedness that is expressly subordinated to the 3.25% Notes and the guarantees, but are effectively subordinated to all of our and the Guarantors’ existing and future senior secured indebtedness to the extent of the value of the assets securing the indebtedness and to all liabilities of our subsidiaries that are not Guarantors.

The 3.25% Notes bear interest at a rate of 3.25% per annum, payable semi-annually in arrears on August 1 and February 1 of each year, beginning on February 1, 2009. The 3.25% Notes will mature on August 1, 2015, unless earlier repurchased by us or converted.

The 3.25% Notes are convertible in certain circumstances during certain periods at an initial conversion rate of 11.4106 shares of Common Stock per $1,000 principal amount of 3.25% Notes (which represents an initial conversion price of approximately $87.64 per share), subject to adjustment in certain circumstances.

The 3.25% Notes are convertible under certain circumstances and during certain periods into (i) cash, up to the aggregate principal amount of the 3.25% Notes subject to conversion and (ii) cash, shares of Common Stock or a combination thereof, at our election in respect to the remainder (if any) of our conversion obligation.  Subject to earlier repurchase, the 3.25% Notes will be convertible only in the following circumstances and to the following extent:

•
during any calendar quarter, if the closing sale price of our shares of Common Stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter;

•
during the five consecutive business days immediately after any five consecutive trading day period (the “note measurement period”) in which the average trading price per $1,000 principal amount of 3.25% Notes was equal to or less than 97% of the average conversion value of the 3.25% Notes during the note measurement period;

•	if we make certain distributions on our shares of Common Stock or engage in certain transactions; and

•	at any time from, and including, February 1, 2015 until the close of business on the second business day immediately preceding August 1, 2015.

The indenture governing the 3.25% Notes contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee for the 3.25% Notes or the holders of not less than 25% in aggregate principal amount of the 3.25% Notes then outstanding may declare the unpaid principal of the 3.25% Notes and any accrued and unpaid interest thereon immediately due and payable.  In the case of certain events of bankruptcy, insolvency or reorganization relating to us, the principal amount of the 3.25% Notes together with any accrued and unpaid interest thereon will automatically become and be immediately due and payable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(6)	Pension Expense

Net periodic pension expense for both our qualified defined benefit pension plan and nonqualified supplemental benefit pension plan is comprised of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands)
Service cost	$2,182	$2,429	$6,510	$7,287
Interest cost	3,855	3,756	11,911	11,268
Expected return on plan assets	(5,713)	(5,607)	(17,139)	(16,820)
Recognized (gain) loss	(54)	1,017	578	3,051
Amortization of prior service cost	11	10	31	30
Net periodic pension expense	$281	$1,605	$1,891	$4,816

For the three and nine months ended September 30, 2008, and the three months ended September 30, 2007, we did not contribute to the qualified defined benefit pension plan. Contributions for the nine months ended September 30, 2007, were $0.4 million. We paid benefits to participants of the nonqualified supplemental benefit pension plan of $0.05 million for the nine month periods ended September 30, 2008 and 2007.

(7)           Other noncurrent liabilities

Other noncurrent liabilities is comprised of the following:

	September 30,	December 31,
	2008	2007
	(In Thousands)
Reclamation	$153,853	$142,213
Workers' compensation and black lung	96,210	90,702
Other postretirement benefits	144,667	141,087
Other	82,152	77,426
Total other noncurrent liabilities	$476,882	$451,428

(8)           Black Lung and Workers’ Compensation Expense

Expenses for black lung benefits and workers’ compensation related benefits include the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands)
Self-insured black lung benefits:
Service cost	$547	$624	$1,640	$1,871
Interest cost	848	783	2,543	2,350
Amortization of actuarial gain	(872)	(781)	(2,617)	(2,343)
Subtotal black lung benefits expense	523	626	1,566	1,878
Other workers' compensation benefits	7,812	8,802	24,360	23,219
Total black lung and workers' compensation benefits expense	$8,335	$9,428	$25,926	$25,097

Payments for benefits, premiums and other costs related to black lung and workers’ compensation liabilities were $5.5 million and $10.9 million for the three months ended September 30, 2008 and 2007, respectively, and were $18.8 million and $24.1 million for the nine months ended September 30, 2008 and 2007, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(9)           Other Postretirement Benefits Expense

Net periodic postretirement benefit cost includes the following components:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands)
Service cost	$801	$917	$2,403	$2,751
Interest cost	2,211	2,117	6,634	6,350
Recognized loss	203	466	610	1,398
Amortization of prior service credit	(188)	(188)	(563)	(563)
Net periodic postretirement benefit cost	$3,027	$3,312	$9,084	$9,936

Payments for benefits related to postretirement benefit cost were $1.5 million and $1.2 million for the three months ended September 30, 2008 and 2007, respectively, and were $4.6 million and $3.7 million for the nine months ended September 30, 2008 and 2007, respectively.

(10)           Common Stock Issuance

On August 12, 2008, we completed a registered underwritten public offering of 4,370,000 shares of Common Stock, which included 2,874,800 shares of our Treasury stock, at a public offering price of $61.50 per share, resulting in proceeds to us of $258.3 million, net of underwriting fees. As discussed in Note 5, we used these proceeds and the proceeds of the concurrent convertible notes offering to purchase a portion of the 6.625% Notes in connection with the 6.625% Notes consent solicitation and tender offer and for general corporate purposes.

 (11)           Earnings Per Share

      The number of shares of Common Stock used to calculate basic earnings per share for the three and nine months ended September 30, 2008 and 2007 is based on the weighted average of outstanding shares during the respective periods. The number of shares of Common Stock used to calculate diluted earnings per share is based on the number of shares of Common Stock used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by our employees and directors during each period and debt securities currently convertible into shares of Common Stock during each period. The effect of dilutive securities in the amount of 0.01 million shares of Common Stock for the three and nine months ended September 30, 2008, and 2.2 million shares of Common Stock for the three and nine months ended September 30, 2007, were excluded from the calculation of diluted income per share of Common Stock, as such inclusion would result in antidilution.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The computations for basic and diluted income per share are based on the following per share information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Amounts)
Numerator:
Net income - numerator for basic	$54,026	$21,408	$2,622	$88,953
Effect of convertible notes	45	50	143	150
Adjusted net income - numerator for diluted	$54,071	$21,458	$2,765	$89,103

Denominator:
Weighted average shares - denominator for basic	82,623	79,997	80,851	80,399
Effect of stock options/restricted stock	1,045	157	907	147
Effect of convertible notes	291	324	312	324
Adjusted weighted average shares - denominator for diluted	83,959	80,478	82,070	80,870

Income per share:
Basic	$0.65	$0.27	$0.03	$1.11
Diluted	$0.64	$0.27	$0.03	$1.10

The 4.75% Notes are convertible by holders into shares of Common Stock during certain periods under certain circumstances. As of September 30, 2008, the price per share of Common Stock had reached the specified threshold for conversion. Consequently, the 4.75% Notes are convertible until December 31, 2008, the last day of our fourth quarter. The 4.75% Notes may be convertible beyond this date if the specified threshold for conversion is met in subsequent quarters. As of September 30, 2008, if all of the notes outstanding were eligible and were converted, we would have needed to issue 3,610 shares of Common Stock.

The 2.25% Notes are convertible by holders into shares of Common Stock during certain periods under certain circumstances. As of September 30, 2008, the price per share of Common Stock had reached the specified threshold for conversion. Consequently, the 2.25% Notes are convertible until December 31, 2008, the last day of our fourth quarter. The 2.25% Notes may be convertible beyond this date if the specified threshold for conversion is met in subsequent quarters. As of September 30, 2008, if all of the notes outstanding were eligible and were converted, we would have needed to issue 287,113 shares of Common Stock.

The 3.25% Notes are convertible under certain circumstances and during certain periods into (i) cash, up to the aggregate principal amount of the 3.25% Notes subject to conversion and (ii) cash, Common Stock or a combination thereof, at our election in respect to the remainder (if any) of our conversion obligation. As of September 30, 2008, the price per share of Common Stock had not reached the specified threshold for conversion.

(12)           Fair Value of Financial Instruments

On January 1, 2008, we adopted SFAS 157, which requires the categorization of financial assets and liabilities based upon the level of judgments associated with the inputs used to measure their fair value.  Hierarchical levels – defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs used to determine the fair value of financial assets and liabilities – are as follows:

•	Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

•
Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the assets or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

	September 30, 2008
	(In Thousands)
	Level 1	Level 2	Level 3	Total
Fixed income securities	$13,039	$-	$-	$13,039
Money market funds	761,351	-	-	761,351
Short-term investment	-	-	211,363	211,363
Total securities	$774,390	$-	$211,363	$985,753

All investments in money market funds are cash equivalents or deposits pledged as collateral and are primarily invested in seven money market funds and four Treasury-backed funds.  All fixed income securities are deposits, consisting of obligations of the U.S. Treasury, supporting various regulatory obligations.  See Note 3 to the Notes to Condensed Consolidated Financial Statements for more information on deposits.

Short-term investment is comprised of an investment in the Primary Fund, a money market fund that has suspended redemptions and is being liquidated. We have determined that our investment in the Primary Fund no longer meets the definition of a security within the scope of  SFAS 115, since the equity investment no longer has a readily determinable fair value. Therefore, the investment has been classified as a short-term investment, subject to the cost method of accounting, on our Condensed Consolidated Balance Sheet. This classification as a short-term investment is based on our assessment of each of the individual securities that make up the underlying portfolio holdings in the Primary Fund, which primarily consisted of commercial paper and discount notes having maturity dates within the next 12 months, and the stated notifications from the Primary Fund that they expect to liquidate substantially all of their holdings and make distributions within a year.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3):

Short-term
Investments
(In Thousands)
Balance at December 31, 2007	$-
Transfers to Level 3	217,900
Change in fair value included in earnings	(6,537)

Balance at September 30, 2008	$211,363

Losses included in earnings attributable to the change in unrealized losses relating to assets still held at September 30, 2008	$(6,537)

At September 30, 2008, the cost of our investment in the Primary Fund was $217.9 million.  In mid-September, the Primary Fund reported a net asset value of $0.97 per share as a result of the Primary Fund’s valuing at zero its holdings of debt securities issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy on September 15, 2008.  Given that the Primary Fund is in liquidation, we believe that other than temporary impairment is evident. Based on our assessment of the Primary Fund’s net asset value, the planned disbursement schedule of the Primary Fund’s cash and the underlying securities held by the Primary Fund, we have determined that the approximate fair value of our investment was $211.4 million, which represents our investment in the Primary Fund at 97% of its cost. We have recorded a loss of $6.5 million which represents the difference between cost and estimated fair value.

In September 2008, we requested the redemption of our investment in the Primary Fund.   On October 31, 2008, the Primary Fund made an initial distribution to us of $110.7 million. While we expect to receive substantially all of our remaining holdings in the Primary Fund, we cannot predict when this will occur or the actual amount we will eventually receive. Accordingly, we have reclassified our investment from Cash and cash equivalents to Short-term investment on our Condensed Consolidated Balance Sheet as of September 30, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(13)           Contingencies

Wheeling-Pittsburgh Steel

On April 27, 2005, Wheeling-Pittsburgh Steel Corporation (“WPS”) sued our subsidiary, Central West Virginia Energy Company (“CWVE”), in the Circuit Court of Brooke County, West Virginia, seeking (a) an order requiring CWVE to specifically perform its obligations under a Coal Supply Agreement (“CSA”) and (b) compensatory damages due to CWVE’s alleged failure to perform under the CSA and for alleged damages to WPS’s coke ovens. WPS later amended its complaint to add Mountain State Carbon, LLC (“MSC”) as a plaintiff, us as a defendant, and claims for bad faith, misrepresentation and punitive damages.  It is CWVE’s position that its failure to perform was excused due to the occurrence of events that rendered performance commercially impracticable and/or force majeure events as defined by the parties in the CSA, including unforeseen labor shortages, mining and geologic problems at certain of our coal mines, railroad car shortages, transportation problems and other events beyond our control.

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

On December 10, 2007, we and CWVE filed separate “Petitions for Appeal” with the WV Supreme Court seeking, among other things, review of certain rulings made by the trial court and reversal of the judgments against us. The arguments raised on appeal included, among other things, (i) the propriety of allowing WPS to proceed with both contract and tort claims where the tort arose out of performance of the contract, (ii) the propriety of the punitive damages award, (iii) whether WPS proved the elements of its misrepresentation and contract claims and (iv) the correctness of certain evidentiary rulings.

We believed, in consultation with legal counsel, that we had strong legal arguments to raise on appeal to the WV Supreme Court that created significant uncertainty regarding the ultimate outcome of this matter.  Given the size of the punitive damages awarded, West Virginia case precedent, and the significant legal questions the case presented for appeal, we believed it was probable that the WV Supreme Court would agree to hear our appeal.  Ultimately, we believed it was unlikely any punitive damages would be assessed in this matter.  We further believed in consultation with legal counsel that due to matters of law in the conduct of the trial, there was a strong possibility that the WV Supreme Court would remand the compensatory damages claim for retrial or significantly reduce the amount of the compensatory damages awarded by the jury.

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

On May 22, 2008, the WV Supreme Court decided not to hear an appeal of the verdicts against us or CWVE. The WV Supreme Court has extended its stay of the underlying verdict until the United States Supreme Court rules on the matter. Though we believe our petition to the United States Supreme Court has merit, we recognize that few cases are accepted for review. In the second and third quarters of 2008, we increased our legal accrual for this case by $245.3 and $5.8 million, respectively, for a total accrual as of September 30, 2008, of $268.5 million, including interest, recorded in Other current liabilities. We will continue to accrue for post-judgment interest on the net award of $239.4 million (which includes pre-judgment interest, offset by our counterclaim award) at the West Virginia statutory rate of 9.75%, which will be recorded in Litigation charge.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

Harman

In December 1997, A.T. Massey’s then subsidiary, Wellmore Coal Corporation (“Wellmore”), declared force majeure under its coal supply agreement with Harman Mining Corporation (“Harman”) and reduced the amount of coal to be purchased from Harman. On October 29, 1998, Harman and its sole shareholder sued A.T. Massey and five of its other subsidiaries (the “Massey Defendants”) in the Circuit Court of Boone County, West Virginia, alleging that the Massey Defendants tortiously interfered with Wellmore’s agreement with Harman, causing Harman to go out of business. On August 1, 2002, the jury awarded the plaintiffs $50 million in compensatory and punitive damages. On October 24, 2006, the Massey Defendants timely filed their Petition for Appeal to the Supreme Court of Appeals of West Virginia.  On November 21, 2007, the WV Supreme Court issued a 3-2 majority opinion reversing the judgment against the Massey Defendants and remanding the case to the Circuit Court of Boone County with directions to enter an order dismissing the case, with prejudice, in its entirety.  The Harman plaintiffs filed motions asking the WV Supreme Court to conduct a rehearing in the case. On January 24, 2008, the WV Supreme Court decided to rehear the case, which was re-argued on March 12, 2008. On April 3, 2008, the WV Supreme Court again reversed the judgment against the Massey Defendants and remanded the case with direction to enter an order dismissing the case, with prejudice, in its entirety. In July 2008, the Harman plaintiffs petitioned the United States Supreme Court to review the WV Supreme Court’s dismissal of their claims.  We believe that the United States Supreme Court will refuse to hear their appeal.

West Virginia Flooding

Since July 2001, we and nine of our subsidiaries have been sued in 17 consolidated civil actions filed in the Circuit Courts of Boone, Fayette, Kanawha, McDowell, Mercer, Raleigh and Wyoming Counties, West Virginia, for alleged property damages and personal injuries arising out of flooding on or about July 8, 2001. Along with 32 other consolidated cases not involving us or our subsidiaries, these cases cover approximately 4,300 plaintiffs seeking unquantified compensatory and punitive damages from approximately 200 defendants. The WV Supreme Court transferred all 49 cases (the “Referred Cases”) to the Circuit Court of Raleigh County, West Virginia, to be handled by a mass litigation panel, which originally assigned three of its six judges to preside (the “Mass Litigation Panel”).

On January 18, 2007, a panel judge dismissed all claims asserted by all plaintiffs within the Coal River watershed in Raleigh County, West Virginia. Plaintiffs filed a petition seeking appeal of this decision with the WV Supreme Court, which was granted on October 24, 2007. The WV Supreme Court issued a decision on June 26, 2008 reversing the lower court and in early September 2008 denied a Motion for Rehearing and remanded the case to the Mass Litigation Panel for further proceedings. We expect the proceedings with respect to the Referred Cases to resume in early 2009. We believe we have insurance coverage applicable to these items.

Since August 2004, five of our subsidiaries have been sued in six civil actions filed in the Circuit Courts of Boone, McDowell, Mingo, Raleigh, Summers and Wyoming Counties, West Virginia, for alleged property damages and personal injuries arising out of flooding on or about May 2, 2002. These complaints cover approximately 355 plaintiffs seeking unquantified compensatory and punitive damages from approximately 35 defendants.

Since May 2006, we and twelve of our subsidiaries have been sued in three civil actions filed in the Circuit Courts of Logan and Mingo Counties, West Virginia, for alleged property damages and personal injuries arising out of flooding between May 30 and June 4, 2004. Four of our subsidiaries have been dismissed from one of the Logan County cases. These complaints cover approximately 425 plaintiffs seeking unquantified compensatory and punitive damages from approximately 52 defendants. Two of these cases (both in Logan County) were stayed pending appeal of the Coal River watershed decision noted above. One case is now proceeding and we expect the other case and the Mingo County case to resume soon.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

On April 10, 2007, two of our subsidiaries were sued in a civil action filed in the Circuit Court of Boone County, West Virginia, for alleged property damages and personal injuries arising out of flooding on or about July 29, 2001. This complaint covers 17 plaintiffs seeking unquantified compensatory and punitive damages from five defendants.  On November 6, 2007, we filed a motion to dismiss, or in the alternative, to certify questions to the WV Supreme Court in response to the complaint.  Subsequently, we settled with 16 of 17 of the plaintiffs.  With respect to the remaining plaintiff, the trial court granted a motion to withdraw filed by the plaintiff’s counsel and subsequently dismissed the remaining plaintiff on the grounds initially asserted in the motion to dismiss. We await the running of the appeal period as to that plaintiff’s claim.

We believe these matters will be resolved without a material adverse impact on our cash flows, results of operations or financial condition.

West Virginia Trucking

Since January 2003, an advocacy group and residents in Boone, Kanawha, Mingo and Raleigh Counties, West Virginia, filed 17 suits in the Circuit Courts of Kanawha and Mingo Counties, West Virginia, against twelve of our subsidiaries. Plaintiffs alleged that defendants illegally transported coal in overloaded trucks, causing damage to state roads, thereby interfering with plaintiffs’ use and enjoyment of their properties and their right to use the public roads. Plaintiffs seek injunctive relief and compensatory and punitive damages. The WV Supreme Court referred the consolidated lawsuits, and similar lawsuits against other coal and transportation companies not involving our subsidiaries, to the Circuit Court of Lincoln County, West Virginia, to be handled by a mass litigation panel judge. Plaintiffs filed motions requesting class certification. On June 7, 2007, plaintiffs voluntarily dismissed their public nuisance claims seeking monetary damages for road and bridge repairs. Defendants filed a motion requesting that the mass litigation panel judge recommend to the WV Supreme Court that the cases be sent back to the circuit courts of origin for resolution. That motion has not been ruled upon, but a recent amendment to the mass litigation rule enlarging the definition of “mass litigation” makes it unlikely the motion will be granted.  Defendants moved to dismiss any remaining public nuisance claims and to limit any damages for nuisance to two years prior to the filing of any suit, and plaintiffs agreed to an order limiting any damages for nuisance to two years prior to the filing of any suit. The motion to dismiss any remaining public nuisance claims was resisted by plaintiffs and argued at hearings on December 14, 2007 and June 25, 2008. As of November 6, 2008, no date has been set for trial. We believe we have insurance coverage applicable to these items and that they will be resolved without a material adverse impact on our cash flows, results of operations or financial condition.

Well Water Contamination

Since September 2004, approximately 710 plaintiffs have filed approximately 400 suits against us and our subsidiary, Rawl Sales & Processing Co., in the Circuit Court of Mingo County, West Virginia, for alleged property damage and personal injuries arising out of slurry injection and impoundment practices allegedly contaminating plaintiffs’ water wells. Subsequent to such filings, approximately 55 suits have either been voluntarily dismissed by the plaintiffs or dismissed by the Circuit Court. Plaintiffs seek injunctive relief and compensatory damages in excess of $170 million and unquantified punitive damages. Specifically, plaintiffs are claiming that defendants’ activities during the period of 1978 through 1987 rendered their property valueless and request monetary damages to pay, inter alia, the value of their property and future water bills. In addition, many plaintiffs are also claiming that their exposure to the contaminated well water caused neurological injury or physical injury, including cancers, kidney problems and gall stones. Finally, all plaintiffs are claiming entitlement to medical monitoring for the next 30 years. Plaintiffs also request unliquidated compensatory damages for pain and suffering, annoyance and inconvenience and legal fees. The trial, originally scheduled to begin on May 27, 2008, was continued by the Circuit Court in order that insurance coverage issues could be resolved prior to proceeding with the trial. A new trial date has been set for February 17, 2009. We do not believe there was any contamination caused by our activities or that plaintiffs suffered any damage. We plan to vigorously contest these claims. We believe that we have insurance coverage applicable to these matters and we believe that they will be resolved without a material adverse impact on our cash flows, results of operations or financial condition.

Surface Mining Fills

Since September 2005, three environmental groups sued the United States Army Corps of Engineers (“Corps”) in the United States District Court for the Southern District of West Virginia (the “District Court”), asserting the Corps unlawfully issued permits to four of our surface mines to construct mining fills. The suit alleges the Corps failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act, including preparing environmental impact statements for individual permits. We intervened in the suit to protect our interests. On March 23, 2007, the District Court rescinded four of our subsidiaries’ permits, resulting in the temporary suspension of mining at these surface mines. We appealed that ruling to the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit Court”). On April 17, 2007, the District Court partially stayed its ruling, permitting mining to resume in certain fills that were already under construction. On June 14, 2007, the District Court issued an additional ruling, finding the Corps improperly approved placement of sediment ponds in streams below fills on the four permits in question.  The District Court subsequently modified its ruling to allow these ponds to remain in place, as the ponds and fills have already been constructed.  The District Court’s ruling could impact the issuance of permits for the placement of sediment ponds for future operations. If the permits for the fills or sediment ponds are ultimately held to be unlawfully issued, production could be affected at these surface mines, and the process of obtaining new Corps permits for all surface mines could become more difficult. We have appealed both rulings to the Fourth Circuit Court. A hearing on these appeals was held on September 23, 2008, but to date, no decision has been reached by the court. We do not expect any material adverse impact to our operations through 2009 and will continue to monitor developments in the matter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Aracoma Mine Fire

In January 2006, one of our subsidiaries, Aracoma Coal Company (“Aracoma”), experienced a mine fire that resulted in the deaths of two miners. The estates of the two miners have filed a lawsuit in the Circuit Court of Logan County against us, A.T. Massey and Aracoma with respect to the incident. A trial in that suit began on October 27, 2008. We believe we have insurance coverage applicable to this matter.

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

Customer Receivable Dispute

On November 3, 2008, a customer notified us that it had offset alleged claims for shortfalls in contracted coal shipments against $21 million of accounts receivable owed to us by the customer for shipments prior to September 30, 2008.   We believe factors beyond our control or responsibility, including delays in rail service, account for substantially all of the shortfalls and that we have not defaulted under any of our contracts with this customer.  We intend to pursue collection of the amounts offset.  We do not believe this dispute will have a material adverse impact on our cash flows, results of operations, or financial condition.

Other Legal Proceedings

We are parties to a number of other legal proceedings, incident to our normal business activities. These include contract dispute, personal injury, property damage and employment matters. While we cannot predict the outcome of these proceedings, based on our current estimates we do not believe that any liability arising from these matters individually or in the aggregate should have a material adverse impact upon our consolidated cash flows, results of operations or financial condition. It is possible, however, that the ultimate liabilities in the future with respect to these lawsuits and claims, in the aggregate, may be materially adverse to our cash flows, results of operations or financial condition.

(14)           Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position 157-2, Partial Deferral of the Effective Date of SFAS 157, which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities.  We adopted SFAS 157 effective January 1, 2008 for financial assets and financial liabilities. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial position or results of operations.  We continue to evaluate the application of SFAS 157 for nonfinancial assets and liabilities but do not believe that it will significantly impact our financial position and results of operations.  See Note 12 to the Notes to Condensed Consolidated Financial Statements for more information on SFAS 157.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, which we adopted as of January 1, 2008, for financial assets and liabilities in cases where a market is not active.  We determined the guidance provided by FSP 157-3 in its determination of estimated fair values as of September 30, 2008 did not have an effect on our results of operations or financial position.

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

In May 2008, the FASB issued FASB Staff Position APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which applies to all convertible debt instruments that have a ‘‘net settlement feature,’’ which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption is not permitted and retroactive application to all periods presented is required.  FSP APB 14-1 is applicable to our 3.25% Notes.  We continue to evaluate the impact of FSP APB 14-1 on our financial statements.

(15)           Subsequent Events

Emergency Economic Stabilization Act of 2008

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“Stabilization Act”) was signed into law. The Stabilization Act authorizes certain coal producers who filed a Black Lung Excise Tax (“BLET”) return on or after October 1, 1990 with the Internal Revenue Service (“IRS”) to request a refund of the BLET paid on export sales since that date. For coal producers who file such requests, the Stabilization Act allows the United States Treasury to pay a refund in an amount equal to the BLET paid on export sales for periods beginning on or after October 1, 1990, plus interest computed at the statutory rates.

In the first quarter of 2008, we reversed a $4.2 million BLET receivable as a result of the United States Supreme Court reversal of a lower court ruling that had approved our BLET refund, with $4.2 million recorded against Cost of produced coal revenue.

On November 3, 2008, we filed claims for refunds of BLET plus interest with the IRS as allowed under the Stabilization Act. The refund claims include the claims underlying the receivable that was reversed in the first quarter of 2008, and the related interest, as well as additional claims we believe are allowed under the Stabilization Act. We cannot be certain we will receive the refunds of BLET and related interest since specific guidance has not been issued by the IRS regarding the type of documentation required before it will approve the refund. As of September 30, 2008, we have not recognized any income related to the BLET refund claims filed on November 3, 2008.

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

FORWARD-LOOKING INFORMATION

From time to time, we make certain comments and disclosures in reports, including this report, or through statements made by our officers that may be forward-looking in nature. Examples include statements related to our future outlook, anticipated capital expenditures, projected cash flows and borrowings and sources of funding. We caution readers that forward-looking statements, including disclosures that use words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “may,” “plan,” “project,” “will” and similar words or statements are subject to certain risks, trends and uncertainties that could cause actual cash flows, results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from the expectations expressed or implied in such forward-looking statements. Any forward-looking statements are also subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions. These assumptions are based on facts and conditions, as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of circumstances and events beyond our control. We disclaim any intent or obligation to update these forward-looking statements unless required by securities law, and we caution the reader not to rely on them unduly.

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

AVAILABLE INFORMATION

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. We make available, free of charge through our Internet website, www.masseyenergyco.com, our annual report, quarterly reports, current reports, proxy statements, section 16 reports and other information (and any amendments thereto) as soon as practicable after filing or furnishing the material to the SEC, in addition to our Corporate Governance Guidelines, codes of ethics and the charters of the Audit, Compensation, Executive, Finance, Governance and Nominating, and Safety, Environmental, and Public Policy Committees. These materials also may be requested at no cost by telephone at (866) 814-6512 or by mail at: Massey Energy Company, Post Office Box 26765, Richmond, Virginia 23261, Attention: Investor Relations.

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

We reported net income for the third quarter of $54.0 million, or $0.64 per diluted share, compared to $21.4 million, or $0.27 per share, for the third quarter of 2007. The reported net income for the third quarter of 2008 included the following pre-tax charges:  $9.1 million related to our consent solicitation and tender offer for and redemption of $313 million of our 6.625% Notes, $5.8 million related to the Wheeling-Pittsburgh Steel litigation, $6.1 million (non-cash) recorded in Interest expense related to the early retirement of debt and a $6.5 million impairment on an investment in The Reserve Primary Fund, a money market fund.  During the third quarter of 2007, we recognized a tax benefit of $4.6 million for the release of a valuation allowance previously recorded against a Federal deferred tax asset.

Produced tons sold were 10.3 million in the quarter, flat with shipments in the third quarter of 2007. We produced 10.4 million and 9.6 million tons in the third quarter of 2008 and 2007, respectively. Exports increased to 2.2 million versus 0.9 million tons in the third quarter of 2008 versus 2007, as a result of continued strong international demand for steam and metallurgical grades of coal.

During the third quarter of 2008, Produced coal revenue increased by 28% compared to the third quarter of 2007 as the average produced coal revenue per ton sold increased by 27%.  The improvement in average produced coal revenue per ton is largely the result of an increase in the proportion of higher priced metallurgical coal sold during the quarter and higher prices for steam, industrial and metallurgical coal secured in new coal sales agreements as lower-priced contracts expired, which were driven by strong demand in both domestic and international markets.  Our average Produced coal revenue per ton sold in the third quarter of 2008 increased to $64.59 compared to $50.75 in the third quarter of 2007. Our average Produced coal revenue per ton in the third quarter of 2008 for metallurgical tons sold increased by 37% to $97.47 from $71.19 in the third quarter of 2007.

Our Average cash cost per ton sold (see Note 1 below) was $48.77, compared to $43.26 in the previous year’s third quarter. The increased cost level is primarily due to higher sales-related costs from the growth in average per ton realization, and higher diesel fuel and labor costs, which more than offset lower stock-based compensation accruals.

Since we first announced our expansion and cost reduction plans in October 2007, we have opened 15 new mines and added seven new underground miner sections at existing mines.  We have deployed six new excavators, 18 new large off-road trucks and three new highwall miners at our surface operations.  In all, we have expanded production at nine of our existing resource groups, started up the Inman resource group and provided new jobs for more than 900 additional miners.  Our internal expansion plan anticipates developing net additional annual production of up to 10 million tons in 2010 versus 2007, with the ramp up occurring during 2008 to 2010. Additionally, these new tons will be weighted towards metallurgical coal production, which we believe will be cost advantaged versus existing comparable quality competitor production.

On May 22, 2008, the WV Supreme Court decided not to hear an appeal of the verdicts against us or our subsidiary CWVE that awarded damages in favor of Wheeling-Pittsburgh Steel Corporation and Mountain State Carbon, LLC in the amount of $219.9 million, comprised of $119.9 million compensatory and $100 million punitive damages (plus an additional $24 million of pre-judgment interest). The WV Supreme Court has extended its stay of the underlying verdict until the United States Supreme Court rules on the matter. During such time the $50 million bond previously posted by us will remain in place. Though we believe our petition to the United States Supreme Court has merit, we recognize that few cases are accepted for review. As discussed above, in the third quarter of 2008, we increased our legal accrual for post-judgment interest associated with this case by $5.8 million for a total accrual of $268.4 million, including interest, recorded in Other current liabilities. We will continue to accrue for post-judgment interest on the net award of $239.4 million (which includes pre-judgment interest, offset by our counterclaim award) at the West Virginia statutory rate of 9.75%, which will be recorded in Litigation charge. If we are not successful in our petition to the United States Supreme Court, we believe that cash on hand, cash generated from operations and our borrowing capacity will be sufficient to fund the ultimate settlement of the award.

On August 12, 2008, we issued $690 million of 3.25% convertible senior notes due 2015, resulting in net proceeds of approximately $674.1 million. The 3.25% Notes are our fully registered, unsecured obligations, rank equally with all of our other unsecured senior indebtedness and are guaranteed by substantially all of our current and future operating subsidiaries. Interest is payable semiannually on August 1 and February 1 of each year.  Also on August 12, 2008, we completed a registered underwritten public offering of 4,370,000 shares of Common Stock (which included the re-issuance of 2,874,800 Treasury stock shares) at a public offering price of $61.50 per share, resulting in net proceeds of $258.3 million.  We used the proceeds from the concurrent Common Stock and the convertible notes offerings to purchase a portion of the 6.625% Notes in connection with the 6.625% Notes consent solicitation and tender offer and for general corporate purposes.

On August 19, 2008, we settled with holders of $311.5 million of the $335 million outstanding of the 6.625% Notes, representing approximately 93% of the outstanding 6.625% Notes, who tendered their 6.625% Notes pursuant to our consent solicitation and tender offer for the 6.625% Notes.  As a result of the consents and the acceptance of the early tender offer of approximately 93% of the outstanding 6.625% Notes, we received the requisite consents to execute a supplemental indenture relating to the 6.625% Notes, which eliminated substantially all of the restrictive covenants in the 6.625% Notes’ indenture. On September 3, 2008, we settled with holders of an additional $1.6 million of the 6.625% Notes, who tendered their 6.625% Notes after the consent solicitation deadline.

At September 30, 2008, the fair value of our investment in the Primary Fund, a money market fund that has suspended redemptions and is being liquidated, was $211.4 million.  The cost of this investment was $217.9 million.  In mid-September, the Primary Fund reported a net asset value of $0.97 per share as a result of the Primary Fund’s valuing at zero its holdings of debt securities issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy on September 15, 2008.  Accordingly, we recorded a $6.5 million impairment to recognize our pro rata share of the estimated loss in this investment in Loss on short-term investment.  On October 31, 2008, the Primary Fund made an initial distribution to us of $110.7 million. While we expect to receive substantially all of our remaining holdings in the Primary Fund, we cannot predict when this will occur or the amount we will receive.

___________

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

	Three Months Ended September 30,
	2008		2007
	$	per ton	$	per ton
	(In Millions, Except Per Ton Amounts)
Total costs and expenses	$669.8		$568.1
Less: Freight and handling costs	81.1		38.4
Less: Cost of purchased coal revenue	4.3		22.2
Less: Depreciation, depletion and amortization	65.2		60.8
Less: Other expense	1.1		1.8
Less: Litigation charge	5.8		-
Less: Loss on refinancing	9.1		-
Average cash cost	$503.2	$48.77	$444.9	$43.26

RESULTS OF OPERATIONS

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Revenues

	Three Months Ended
	September 30,
			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In Thousands)
Revenues
Produced coal revenue	$666,440	$521,887	$144,553	28%
Freight and handling revenue	81,068	38,385	42,683	111%
Purchased coal revenue	4,484	25,978	(21,494)	(83)%
Other revenue	11,304	17,191	(5,887)	(34)%
Total revenues	$763,296	$603,441	$159,855	26%

The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the third quarter of 2008 compared to the third quarter of 2007:

	Three Months Ended
	September 30,
	2008	2007	Increase (Decrease)	% Increase (Decrease)
	(In millions, except per ton amounts)
Produced tons sold:
Utility	6.7	7.2	(0.5)	(7)%
Metallurgical	2.5	2.0	0.5	25%
Industrial	1.1	1.1	-	0%
Total	10.3	10.3	-	0%

Produced coal revenue per ton sold:
Utility	$51.90	$45.27	$6.63	15%
Metallurgical	97.47	71.19	26.28	37%
Industrial	65.89	49.58	16.31	33%
Weighted average	$64.59	$50.75	$13.84	27%

The improvement in average per ton sales price is attributable to increased worldwide demand for utility and metallurgical grades of coal produced in the U.S. The higher demand has resulted in shortages of certain grades of coal, increasing the market prices of these grades of coal, and allowing us to negotiate agreements containing higher price terms as lower-priced contracts expired. Exports of our steam and metallurgical grade coals increased by 1.3 million tons, or 144%, to 2.2 million tons in the third quarter of 2008 versus 0.9 millions tons during the same period in 2007.

Freight and handling revenue primarily increased due to higher export shipments of 2.2 million tons in the third quarter of 2008 compared to 0.9 million tons in the third quarter of 2007. Another portion of the increase was due to higher freight rates in 2008 versus 2007.

Purchased coal revenue decreased mainly due to a reduction in purchased tons sold from 0.5 million in the third quarter of 2007 to 0.1 million in the third quarter of 2008. We purchase varying amounts of coal each quarter to supplement produced coal sales.

Other revenue, which includes refunds on railroad agreements, royalties related to coal lease agreements, gas well revenue, gains on the sale of non-strategic assets, coal reserve exchanges, joint venture revenue and other miscellaneous revenue decreased to $11.3 million for the third quarter of 2008 from $17.2 million for the third quarter of 2007. The decrease is due primarily to a reduction in royalty income offset by a $3.6 million gain recognized on an exchange of assets.

Costs

	Three Months Ended
	September 30,
			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In Thousands)
Costs and expenses
Cost of produced coal revenue	$500,387	$432,405	$67,982	16%
Freight and handling costs	81,068	38,385	42,683	111%
Cost of purchased coal revenue	4,349	22,162	(17,813)	(80)%
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	64,393	60,081	4,312	7%
Selling, general and administrative	817	748	69	9%
Selling, general and administrative	2,820	12,470	(9,650)	(77)%
Other expense	1,049	1,847	(798)	(43)%
Litigation charge	5,835	-	5,835	100%
Loss on refinancing	9,088	-	9,088	100%
Total costs and expenses	$669,806	$568,098	$101,708	18%

Cost of produced coal revenue on a per ton of coal sold basis increased 15% in the third quarter of 2008 compared with the third quarter of 2007. The cost increase is primarily due to higher sales-related costs from the growth in average per ton realization, and higher diesel fuel and labor costs. Tons produced in the third quarters of 2008 and 2007 were 10.4 and 9.6 million, respectively.

Freight and handling cost primarily increased due to higher export shipments of 2.2 million tons in the third quarter of 2008 compared to 0.9 million tons in the third quarter of 2007. Another portion of the increase was due to higher freight rates in 2008 versus 2007.

Cost of purchased coal revenue decreased mainly due to a reduction in purchased tons sold from 0.5 million in the third quarter of 2007 to 0.1 million in the third quarter of 2008.

Selling, general and administrative expenses decreased due to lower stock-based compensation accruals attributable to a substantial fall in our stock price during the quarter.

Litigation charge represents an increase in our legal accrual for the interest associated with the Wheeling-Pittsburgh court award (see Note 13 to the Notes to Condensed Consolidated Financial Statements).

Loss on refinancing represents the fees incurred for the consent solicitation and tender offer on our 6.625% Notes (see Note 5 to the Notes to Condensed Consolidated Financial Statements).

Interest expense includes $1.9 million (pre-tax) for the write-off of unamortized financing fees and $4.2 million for the write-off of unamortized interest rate swap termination payment (see Note 5 to the Notes to Condensed Consolidated Financial Statements).

Loss on short-term investment represents a pro rata share of the estimated loss in our investment in the Primary Fund of $6.5 million (see Note 12 to the Notes to Condensed Consolidated Financial Statements for a more complete discussion).

Income Taxes

Our effective tax rate is sensitive to changes in estimates of annual pre-tax earnings and percentage depletion. The increase in the effective tax rate from the third quarter of 2007 to the third quarter of 2008 is primarily the result of differences in pre-tax income, the impact of percentage depletion and projected changes in temporary taxable and deductible differences. Also impacting the third quarter 2008 income tax rate was the Wheeling-Pittsburgh litigation charge, refinancing charges and the loss on short-term investment (discussed above), which were treated as discrete items for the quarter.  Our third quarter 2007 income tax benefit included a tax benefit of $4.6 million for the release of a valuation allowance previously recorded against a deferred tax asset.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Revenues

	Nine Months Ended
	September 30,
			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In Thousands)
Revenues
Produced coal revenue	$1,919,976	$1,557,792	$362,184	23%
Freight and handling revenue	229,570	122,138	107,432	88%
Purchased coal revenue	22,025	82,474	(60,449)	(73)%
Other revenue	63,188	66,160	(2,972)	(4)%
Total revenues	$2,234,759	$1,828,564	$406,195	22%

The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the first nine months of 2008 compared to the first nine months of 2007:

	Nine Months Ended
	September 30,
	2008	2007	Increase (Decrease)	% Increase (Decrease)
	(In millions, except per ton amounts)
Produced tons sold:
Utility	19.9	20.9	(1.0)	(5)%
Metallurgical	7.8	6.5	1.3	20%
Industrial	3.1	2.9	0.2	7%
Total	30.8	30.3	0.5	2%

Produced coal revenue per ton sold:
Utility	$49.07	$45.04	$4.03	9%
Metallurgical	97.25	72.40	24.85	34%
Industrial	60.41	50.95	9.46	19%
Weighted average	$62.43	$51.46	$10.97	21%

The improvement in average per ton sales price is attributable to increased worldwide demand for utility and metallurgical grades of coal produced in the U.S. The higher demand has resulted in shortages of certain grades of coal, increasing the market prices of these grades of coal, and allowing us to negotiate agreements containing higher price terms as lower-priced contracts expired. Exports of our steam and metallurgical grade coals increased by 2.7 million tons, or 77%, to 6.2 million tons in the first nine months of 2008 versus 3.5 millions tons during the same period in 2007.

Freight and handling revenue primarily increased due to higher export shipments of 6.2 million tons for first nine months of 2008 compared to 3.5 million tons in the first nine months of 2007. Another portion of the increase was due to higher freight rates in 2008 versus 2007.

Purchased coal revenue decreased mainly due to a reduction in purchased tons sold from 1.6 million in the first nine months of 2007 to 0.4 million in the first nine months of 2008. We purchase varying amounts of coal each period to supplement produced coal sales.

Other revenue, which includes refunds on railroad agreements, royalties related to coal lease agreements, gas well revenue, gains on the sale of non-strategic assets, coal reserve exchanges, joint venture revenue and other miscellaneous revenue decreased to $63.2 million for the first nine months of 2008 from $66.2 million for the first nine months of 2007. The net decrease was due primarily to a reduction in income generated from the synfuel facility as a result of the expiration of the Internal Revenue Code Section 45 credits at December 31, 2007 and lower royalty income and gains on the sale of non-strategic assets in 2008 versus 2007,offset by higher gains recognized on exchanges of coal reserves and other assets in 2008 compared to 2007.

Costs

	Nine Months Ended
	September 30,
			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In Thousands)
Costs and expenses
Cost of produced coal revenue	$1,418,275	$1,243,912	$174,363	14%
Freight and handling costs	229,570	122,138	107,432	88%
Cost of purchased coal revenue	19,783	71,507	(51,724)	(72)%
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	185,200	180,874	4,326	2%
Selling, general and administrative	2,569	2,352	217	9%
Selling, general and administrative	62,815	50,824	11,991	24%
Other expense	2,457	5,929	(3,472)	(59)%
Litigation charge	251,111	-	251,111	100%
Loss on refinancing	9,088	-	9,088	100%
Total costs and expenses	$2,180,868	$1,677,536	$503,332	30%

Cost of produced coal revenue on a per ton of coal sold basis increased 12% in the first nine months of 2008 compared with the first nine months of 2007. The cost increase is primarily due to higher diesel fuel costs, increased sales-related costs from the growth in average per ton realization and higher labor costs. Tons produced in the first nine months of 2008 and 2007 were 30.9 and 30.3 million, respectively.

Freight and handling cost primarily increased due to higher export shipments of 6.2 million tons for first nine months of 2008 compared to 3.5 million tons in the first nine months of 2007. Another portion of the increase was due to higher freight rates in 2008 versus 2007.

Cost of purchased coal revenue decreased mainly due to a reduction in purchased tons sold from 1.6 million in the first nine months of 2007 to 0.4 million in the first nine months of 2008.

Selling, general and administrative expenses increased due to higher performance-based compensation accruals during the first nine months of 2008.

Litigation charge represents an increase in our legal accrual for the Wheeling-Pittsburgh court award and associated interest (see Note 13 to the Notes to Condensed Consolidated Financial Statements), which was recorded in the second and third quarters of 2008.

Loss on refinancing represents the fees incurred for the consent solicitation and tender offer on our 6.625% Notes (see Note 5 to the Notes to Condensed Consolidated Financial Statements).

Interest expense includes $1.9 million (pre-tax) for the write-off of unamortized financing fees and $4.2 million for the unamortized interest rate swap termination payment (see Note 5 to the Notes to Condensed Consolidated Financial Statements).

Loss on short-term investment represents a pro rata share of the estimated loss in our investment in the Primary Fund of $6.5 million (see Note 12 to the Notes to Condensed Consolidated Financial Statements for a more complete discussion).

Income Taxes

Our effective tax rate is sensitive to changes in estimates of annual pre-tax earnings and percentage depletion. The increase in the effective tax rate from the first nine months of 2007 to the first nine months of 2008 is primarily the result of differences in pre-tax income, the impact of percentage depletion and projected changes in temporary taxable and deductible differences. Also impacting the income tax rate for the first nine months of 2008 was a favorable adjustment for interest received from the IRS in connection with the closing of a prior period audit, the Wheeling-Pittsburgh litigation charge, refinancing charges and the loss on short-term investment (discussed above), which were treated as discrete items.  The income tax benefit for the first nine months of 2007 included a tax benefit of $4.6 million for the release of a valuation allowance previously recorded against a deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, our available liquidity was $767.5 million, comprised of Cash and cash equivalents of $666.3 million and $101.2 million of availability from our asset-based revolving credit facility. We also have a $211.4 million investment in the Primary Fund, which is recorded in Short-term investment. Our total debt-to-book capitalization ratio was 58.3% at September 30, 2008.

At September 30, 2008, the fair value of our investment in the Primary Fund, a money market fund that has suspended redemptions and is being liquidated, was $211.4 million. On October 31, 2008, the Primary Fund made an initial distribution to us of $110.7 million. While we expect to receive substantially all of our remaining holdings in the Primary Fund, we cannot predict when this will occur or the actual amount we will eventually receive. We continued to maintain Cash and cash equivalents totaling $666.3 million at September 30, 2008. For additional information regarding this investment, see Note 12 to the Notes to Condensed Consolidated Financial Statements.

Our debt is comprised of the following:

	September 30,	December 31,
	2008	2007
	(In Thousands)
6.875% senior notes due 2013, net of discount	$755,877	$755,401
3.25% convertible senior notes due 2015	690,000	-
6.625% senior notes due 2010	21,949	335,000
2.25% convertible senior notes due 2024	9,647	9,647
4.75% convertible senior notes due 2023	70	730
Capital lease obligations	7,364	8,823
Fair value hedge adjustment	-	(5,054)
Total debt	1,484,907	1,104,547
Amounts due within one year	(1,931)	(1,875)
Total long-term debt	$1,482,976	$1,102,672

        In June of 2008, $660,000 of principal amount of the 4.75% Notes was converted into 34,037 shares of Common Stock.

We believe that as of September 30, 2008, we were, and currently are, in compliance with all of our debt covenants.

Capital Restructuring

On August 5, 2008, we commenced a consent solicitation and cash tender offer for any and all of the outstanding $335 million of 6.625% Notes and concurrently we commenced a private offering of convertible senior notes (the 3.25% Notes) and a registered underwritten public offering of Common Stock and announced our intention to use the proceeds of the offerings to purchase some or all of the 6.625% Notes and for general corporate purposes.

On August 19, 2008, we settled with holders of $311.5 million of the $335 million outstanding of the 6.625% Notes, representing approximately 93% of the outstanding 6.625% Notes, who tendered their 6.625% Notes pursuant to our consent solicitation and tender offer for the 6.625% Notes. The total consideration for these 6.625% Notes was $1,026.57 per $1,000 principal amount of the 6.625% Notes. The total consideration included a consent payment of $25 per $1,000 principal amount of the 6.625% Notes. In addition to the total consideration, holders also received interest which was accrued and unpaid since the previous interest payment date.

As a result of the consents and the acceptance of the early tender offer of approximately 93% of the outstanding 6.625% Notes, we received the requisite consents to execute a supplemental indenture relating to the 6.625% Notes, which eliminated substantially all of the restrictive covenants in the 6.625% Notes’ indenture. On September 3, 2008, we settled with holders of an additional $1.6 million of the 6.625% Notes, who tendered their 6.625% Notes after the consent solicitation deadline. The total consideration for these 6.625% Notes was $1,001.57 per $1,000 principal amount of the 6.625% Notes. In addition to the total consideration, holders also received interest which was accrued and unpaid since the previous interest payment date.

3.25% Notes

On August 12, 2008, we issued $690 million of 3.25% Notes in an underwritten public offering, resulting in net proceeds of approximately $674.1 million. The 3.25% Notes are guaranteed on a senior unsecured basis by substantially all of our current and future operating subsidiaries (the “Guarantors”). The 3.25% Notes and the guarantees rank equally with all of our and the Guarantors’ existing and future senior unsecured indebtedness and rank senior to all of our and the Guarantors’ indebtedness that is expressly subordinated to the 3.25% Notes and the guarantees, but are effectively subordinated to all of our and the Guarantors’ existing and future senior secured indebtedness to the extent of the value of the assets securing the indebtedness and to all liabilities of our subsidiaries that are not Guarantors.

The 3.25% Notes bear interest at a rate of 3.25% per annum, payable semi-annually in arrears on August 1 and February 1 of each year, beginning on February 1, 2009. The 3.25% Notes will mature on August 1, 2015, unless earlier repurchased by us or converted.

The 3.25% Notes are convertible in certain circumstances during certain periods at an initial conversion rate of 11.4106 shares of Common Stock per $1,000 principal amount of 3.25% Notes (which represents an initial conversion price of approximately $87.64 per share), subject to adjustment in certain circumstances.

The 3.25% Notes are convertible under certain circumstances and during certain periods into (i) cash, up to the aggregate principal amount of the 3.25% Notes subject to conversion and (ii) cash, shares of Common Stock or a combination thereof, at our election in respect to the remainder (if any) of our conversion obligation.  Subject to earlier repurchase, the 3.25% Notes will be convertible only in the following circumstances and to the following extent:

•
during any calendar quarter, if the closing sale price of our shares of Common Stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter;

•
during the five consecutive business days immediately after any five consecutive trading day period (the “note measurement period”) in which the average trading price per $1,000 principal amount of 3.25% Notes was equal to or less than 97% of the average conversion value of the 3.25% Notes during the note measurement period;

•	if we make certain distributions on our shares of Common Stock or engage in certain transactions; and

•	at any time from, and including, February 1, 2015 until the close of business on the second business day immediately preceding August 1, 2015.

The indenture governing the 3.25% Notes contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee for the 3.25% Notes or the holders of not less than 25% in aggregate principal amount of the 3.25% Notes then outstanding may declare the unpaid principal of the 3.25% Notes and any accrued and unpaid interest thereon immediately due and payable.  In the case of certain events of bankruptcy, insolvency or reorganization relating to us, the principal amount of the 3.25% Notes together with any accrued and unpaid interest thereon will automatically become and be immediately due and payable.

Common Stock Issuance

On August 12, 2008, we completed a registered underwritten public offering of 4,370,000 shares of Common Stock, which included 2,874,800 shares of our Treasury stock, at a public offering price of $61.50 per share, resulting in proceeds of $258.3 million, net of underwriting fees. As discussed in Note 5 to the Notes to Condensed Consolidated Financial Statements, we used these proceeds and the proceeds of the concurrent convertible note offering to purchase a portion of the 6.625% Notes in connection with the 6.625% Notes consent solicitation and tender offer and for general corporate purposes.

Fair Value Hedge Adjustment

On December 9, 2005, we exercised our right to terminate our interest rate swap agreement, which was hedged against a portion of the 6.625% Notes. We paid a $7.9 million termination payment to the swap counterparty on December 13, 2005. The termination payment, which is reflected in the table above at December 31, 2007, as Fair value hedge adjustment, was being amortized into Interest expense through November 15, 2010, the maturity date of the 6.625% Notes. As discussed in Note 5 to the Notes to Condensed Consolidated Financial Statements under Capital Restructuring, on August 19, 2008, we settled with holders of approximately 93% of the outstanding 6.625% Notes that were tendered pursuant to our consent solicitation and tender offer for the 6.625% Notes.  As a result of the acceptance of the consent solicitation and tender offer of the 6.625% Notes, the remaining balance of the Fair value hedge adjustment ($4.2 million) was written off to Interest expense.

Cash Flow

Net cash provided by operating activities was $426.0 million for the nine months ended September 30, 2008 compared to $307.4 million for the nine months ended September 30, 2007. Cash provided by operating activities reflects Net income adjusted for non-cash charges and changes in working capital requirements.

Net cash utilized by investing activities was $743.1 million and $170.2 million for the nine months ended September 30, 2008 and 2007, respectively. The cash used in investing activities reflects capital expenditures in the amount of $532.0 million and $196.7 million for the nine months ended September 30, 2008 and 2007, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity and projects to improve the efficiency of mining operations.  The nine months ended September 30, 2008 also included the redesignation of $217.9 million invested in the Primary Fund to a short-term investment from a cash equivalent.  Additionally, the nine months ended September 30, 2008 and 2007 included $6.8 million and $26.5 million, respectively, of proceeds provided by the sale of assets.

Net cash provided by financing activities was $618.2 million compared to net cash utilized of $39.8 million for the nine months ended September 30, 2008 and 2007, respectively.  Financing activities for the nine months ended September 30, 2008 primarily reflects the $674.1 million of proceeds provided by the issuance of the 3.25% Notes, $258.3 million of proceeds provided by the issuance of Common Stock and $322.1 million utilized for the tender payment for the 6.625% Notes.  Financing activities for the nine months ended September 30, 2007 primarily reflects change in debt levels, as well as the exercising of stock options and payments of dividends. In addition, financing activities for the nine months ended September 30, 2007 included $30 million for the repurchase of 1.6 million shares of Common Stock under the share repurchase program that was authorized by the Board of Directors on November 14, 2005 (the “Repurchase Program”).

We believe that cash on hand, cash generated from operations and our borrowing capacity will be sufficient to meet our working capital requirements, scheduled debt payments (other than future maturities of our senior notes, which we expect to refinance), potential share repurchases and debt repurchases, anticipated dividend payments, expected settlements and final awards of outstanding litigation including the Wheeling-Pittsburgh litigation award (see Note 13 to the Notes to Condensed Consolidated Financial Statements), and anticipated capital expenditures including planned expansions (other than major acquisitions) for at least the next few years. Nevertheless, our ability to satisfy our debt service obligations, repurchase shares and debt, pay dividends, pay settlements and final awards of outstanding litigation or fund planned capital expenditures including planned expansions, will substantially depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry, debt covenants and financial, business and other factors, some of which are beyond our control. We frequently evaluate potential acquisitions. In the past, we have funded acquisitions primarily with cash generated from operations. As a result of the activities described above and possible acquisition opportunities, in the future we may consider a variety of financing sources, including debt or equity financing.  Currently, other than our asset-based revolving credit facility (which provides for available borrowings, including letters of credit of up to $175 million, depending on the level of eligible inventory and accounts receivables), we have no commitments for any additional financing.  We cannot be certain that we can obtain additional financing on terms that we find acceptable, if at all, through the issuance of equity securities or the incurrence of additional debt.  Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock, declare and pay dividends and raise future capital.  If we are unable to obtain additional needed financing, it may prohibit us from making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our prospects for long-term growth.

Debt Ratings

Moody’s and S&P rate our long-term debt. On September 15, 2008, S&P raised our corporate credit rating to ‘BB-’ from ‘B+’. The outlook assigned by S&P is stable. Moody’s did not change its assigned ratings during the quarter.

Contractual Obligations

The following is a summary of certain of our significant contractual obligations as of September 30, 2008. Please refer to “Liquidity and Capital Resources” of Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2007, for a more complete discussion of our significant contractual obligations.

	Payments Due by Years
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
(In Thousands)
Long-term debt (1)	$1,918,231	$76,350	$173,339	$149,791	$1,518,751

(1)
Long-term debt obligations reflect the future interest and principal payments of our fixed rate senior unsecured notes outstanding as of September 30, 2008. See Note 5 to the Notes to Condensed Consolidated Financial Statements for additional information.

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

In October 2007, we announced plans to expand production and reduce cost at our Central Appalachian coal mining operations during the next two years.  In July 2008, we announced that we were further accelerating some of our expansion plans by increasing our capital spending related to these expansion plans by an additional $100 million. We announced that total capital expenditures for 2008 will be approximately $650 to $700 million.  Our internal expansion plan anticipates developing net additional annual production of up to 10 million tons in 2010 versus 2007, with the ramp up occurring during 2008 to 2010. Additionally, these new tons will be weighted towards metallurgical coal production, which we believe will be cost advantaged versus existing comparable quality competitor production.

Since we first announced our expansion plans in October 2007, we have opened 15 new mines and added seven new underground miner sections at existing mines.  We have deployed six new excavators, 18 new large off-road trucks and three new highwall miners at our surface operations.  In all, we have expanded production at nine of our existing resource groups, started up the Inman resource group and provided new jobs for more than 900 additional miners.

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

Any one or more of these factors could cause us not to realize the benefits we anticipate will result from our expansion plans. Our expansion plans could materially adversely affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital, or both.

Inflationary pressures on supplies and labor may adversely affect our profit margins.

Although, inflation in the United States has been relatively low in recent years, over the course of the last two years, we have been significantly impacted by price inflation in many of the components of our cost of produced coal revenue, such as fuel, steel and labor. For instance, the prices of diesel fuel and steel increased approximately 72% and 63%, respectively, over the two-year period ended September 30, 2008. If the prices for which we sell our coal do not increase in step with rising costs, our profit margins will be reduced and our cash flows, results of operations or financial condition would be adversely affected.

Capital and credit market volatility may affect our costs of borrowing.

While we maintain business relationships with a diverse group of financial institutions, their continued viability is not certain and could lead them not to honor their contractual credit commitments or to renew their extensions of credit or provide new sources of credit.  Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies.  If the capital and credit markets continue to experience volatility and the availability of funds remains limited, we may incur increased costs associated with borrowings.  While we believe that recent governmental and regulatory actions reduce the risk of a further deterioration or systemic contraction of capital and credit markets, there can be no certainty that our liquidity will not be negatively impacted.  In addition, our cash flows from operations may be adversely affected by adverse consequences to our customers and the markets in which we compete as a result of the current financial, economic, and capital and credit market conditions and uncertainty.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, we are a party to certain off-balance sheet arrangements including guarantees, operating leases, indemnifications and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. Liabilities related to these arrangements are not reflected in our consolidated balance sheets, and, except for the operating leases, we do not expect any material impact on our cash flows, results of operations or financial condition to result from these off-balance sheet arrangements.

From time to time we use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations. At September 30, 2008, we had $118.8 million of letters of credit outstanding of which $45.1 million was collateralized by $46.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks and $73.8 million was issued under our asset based lending arrangement. No claims were outstanding against those letters of credit as of September 30, 2008.

We use surety bonds to secure reclamation, workers’ compensation, wage payments and other miscellaneous obligations. As of September 30, 2008, we had $375.9 million of outstanding surety bonds. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $316.5 million, an appeal bond of $50.0 million, and other miscellaneous obligation bonds of $9.4 million. Outstanding surety bonds of $46.1 million are secured with letters of credit.

Generally, the availability and market terms of surety bonds continue to be challenging. If we are unable to meet certain financial tests applicable to some of our surety bonds, or to the extent that surety bonds otherwise become unavailable, we would need to replace the surety bonds or seek to secure them with letters of credit, cash deposits or other suitable forms of collateral.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended September 30, 2008 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2007, for a discussion of our critical accounting estimates and assumptions.

RECENT ACCOUNTING DEVELOPMENTS

In September 2006, the FASB issued SFAS No. 157. In February 2008, the FASB issued FASB Staff Position 157-2, Partial Deferral of the Effective Date of SFAS 157, which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities.  We adopted SFAS 157 effective January 1, 2008 for financial assets and financial liabilities. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial position or results of operations.  We continue to evaluate the application of SFAS 157 for nonfinancial assets and liabilities but do not believe that it will significantly impact our financial position and results of operations.  See Note 12 to the Notes to Condensed Consolidated Financial Statements for more information on SFAS 157.

In October 2008, the FASB issued FSP 157-3. FSP 157-3 clarifies the application of SFAS 157, which we adopted as of January 1, 2008, for financial assets and liabilities in cases where a market is not active.  We determined the guidance provided by
FSP 157-3 in its determination of estimated fair values as of September 30, 2008 did not have an effect on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159.  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value.  Unrealized gains and losses, arising subsequent to the election of the fair value option, are reported in earnings.  We adopted SFAS 159 effective January 1, 2008.  We have not elected the fair value option for existing assets or liabilities upon adoption. Therefore, the implementation of SFAS 159 did not have an effect on our results of operations or financial position.

In May 2008, the FASB issued FSP APB 14-1, which applies to all convertible debt instruments that have a ‘‘net settlement feature’’, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. FSP APB 14-1 is applicable to our 3.25% Notes. We continue to evaluate the impact of FSP APB 14-1 on our financial statements.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

Please refer to Item 7A. Quantitative and Qualitative Discussions About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2007, for a discussion of certain market risk factors, which may impact our business. There has been no significant change to our market risk exposures for the nine months ended September 30, 2008.

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

There has been no change in our internal control over financial reporting during the three months ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The following describes material developments in legal proceedings affecting us, as previously described in Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2007, and in subsequently filed interim reports, as they relate to the fiscal quarter ended September 30, 2008. Certain other information responsive to this Item 1. is contained in Note 13, “Contingencies,” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Shareholder Suits

On July 2, 2007, Manville Personal Injury Trust (“Manville”) filed a suit in the Circuit Court of Kanawha County, West Virginia (the “Circuit Court”), which suit was amended on December 14, 2007, styled as a shareholder derivative action asserting that it was a shareholder acting on our behalf. We were named as a nominal defendant. Each of the members of our Board of Directors, certain of our officers and certain of our former directors and officers were named as defendants (“Manville Defendants”).  The complaint alleged breach of fiduciary duties to us arising out of the Manville Defendants’ alleged failure to cause us to comply with applicable state and federal environmental and worker-safety laws and regulations. The complaint sought to recover unspecified damages in favor of us, appropriate equitable relief and an award to Manville, respectively, of the costs and expenses associated with these actions. On September 7, 2007, Mr. Vernon Mercier filed a similar action in the United States District Court, Southern District of West Virginia (the “District Court”), styled as a shareholder derivative action asserting that he is a shareholder acting on our behalf (the “Vernon Mercier Action”). We are named as a nominal defendant. Each of the members of our Board of Directors and certain of our officers and one former officer are named as defendants (“Vernon Mercier Defendants”).

On May 20, 2008, the Circuit Court entered an order preliminarily approving a settlement agreement in the Manville action. A final settlement hearing was held on June 25, 2008, and, rejecting the objections of Mr. Mercier, on June 30, 2008, the Circuit Court entered a final order approving the settlement and dismissing the Manville action with prejudice. The settlement agreement requires us to make certain corporate governance changes and pay Manville’s counsel fees and expenses in the amount of $2,700,000 as compensation for professional services rendered and expenses incurred in the prosecution of the litigation. This payment was made on July 15, 2008. The time has expired in which Mr. Mercier could have challenged this ruling.

The Vernon Mercier Action is still pending. We contend that the settlement in the Manville action bars Mr. Mercier from continuing to prosecute his federal court action.

We and the Vernon Mercier Defendants have insurance coverage applicable to these matters. We believe these matters will be resolved without a material adverse impact on our cash flows, results of operations or financial condition.

 Item 1A. Risk Factors

We are subject to a variety of risks, including, but not limited to those referenced under the heading “Certain Trends and Uncertainties” of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and those referenced herein to other Items contained in our Annual Report on Form 10-K for the year ended December 31, 2007, including Item 1. Business, under the headings “Customers and Coal Contracts,” “Competition,” and “Environmental, Safety and Health Laws and Regulations,” Item 1A. Risk Factors, Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “Critical Accounting Estimates and Assumptions,” “Certain Trends and Uncertainties” and elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except as set forth under “Certain Trends and Uncertainties” and elsewhere under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, we do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except as follows.

The global financial crisis may have an impact on our business, financial condition and liquidity in ways that we currently cannot predict.

  The continuing credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business, financial condition and liquidity.

We are currently unable to access our remaining cash invested with the Primary Fund, a money market fund that has suspended redemptions and is being liquidated. We had invested $217.9 million in this fund, which had a fair value of $211.4 million at September 30, 2008. On October 31, 2008, the Primary Fund made an initial distribution to us of $110.7 million. While we expect to receive substantially all of our remaining holdings in this fund, we cannot predict when this will occur or the actual amount we will eventually receive.

The current difficult economic market environment is causing contraction in the availability of credit in the marketplace.  In addition to the impact that the global financial crisis has already had on us, we may face significant challenges if conditions in the financial markets do not improve or continue to worsen. For example, an extension of the credit crisis to other industries could adversely impact overall demand, particularly for our metallurgical grade coals, which could have a negative effect on our revenues. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access these markets, which could have an impact on our flexibility to react to changing economic and business conditions and could potentially reduce our sources of liquidity.  Moreover, volatility and disruption of financial markets could limit customers’ ability to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on our cash flows, results of operations or financial condition.

The level of our indebtedness could adversely affect our ability to grow and compete and prevent us from fulfilling our obligations under our contracts and agreements.

At September 30, 2008, we had $1,484.9 million of total indebtedness outstanding, which represented 58.3% of our total book capitalization. During the third quarter of 2008, we issued $690 million of 3.25% Notes and tendered for and retired $313.1 million of our 6.625% Notes.  We have significant debt, lease and royalty obligations. Our ability to satisfy debt service, lease and royalty obligations and to effect any refinancing of indebtedness will depend upon future operating performance, which will be affected by prevailing economic conditions in the markets that we serve as well as financial, business and other factors, many of which are beyond our control. We may be unable to generate sufficient cash flow from operations and future borrowings, or other financings may be unavailable in an amount sufficient to enable us to fund our debt service, lease and royalty payment obligations or our other liquidity needs.

Our relative amount of debt could have material consequences to our business, including, but not limited to: (i) making it more difficult to satisfy debt covenants and debt service, lease payments and other obligations; (ii) making it more difficult to pay quarterly dividends as we have in the past; (iii) increasing our vulnerability to general adverse economic and industry conditions; (iv) limiting our ability to obtain additional financing to fund future acquisitions, working capital, capital expenditures or other general corporate requirements; (v) reducing the availability of cash flows from operations to fund acquisitions, working capital, capital expenditures or other general corporate purposes; (vi) limiting our flexibility in planning for, or reacting to, changes in the business and the industry in which we compete; or (vii) placing us at a competitive disadvantage with competitors with relatively lower amounts of debt. Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the notes and our other debt.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about shares of Common Stock that were purchased during the third quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
(In Thousands, Except Average Price Paid Per Share)
July 1 through July 31	-	-	-	-
August 1 through August 31	-	-	-	-
September 1 through September 30	-	-	-	-
Total	-		-	18,189,693	(2)

(1)
The Repurchase Program was authorized by the Board of Directors and announced on November 14, 2005 for an aggregate amount not to exceed $500 million. The Repurchase Program does not require us to acquire any specific number of shares, may be terminated at any time and has no expiration date.

(2)	Calculated using $420 million that may yet be purchased under the Repurchase Program and $23.09, the closing price of Common Stock as reported on the New York Stock Exchange on October 31, 2008.

Item 6. Exhibits

10.1	Fourth Amendment to Amended and Restated Credit Agreement [filed as Exhibit 10.1 to Massey’s current report on Form 8-K filed October 16, 2008 and incorporated by reference].
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY
(Registrant)
Date: November 7, 2008
/s/ E. B. Tolbert
E. B. Tolbert,
Vice President and
Chief Financial Officer

/s/ D. W. Owings
D. W. Owings,
Controller