Form 10-Q
period 2009-03-31
MASSEY ENERGY CO
filed 2009-05-08
CIK 37748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-07775

________________________

MASSEY ENERGY COMPANY
(Exact name of registrant as specified in its charter)
________________________

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

As of April 20, 2009, there were 85,482,443 shares of common stock, $0.625 par value, outstanding.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2009

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
UNAUDITED
	Three Months Ended
	March 31,
	2009	2008
Revenues
Produced coal revenue	$681,027	$543,231
Freight and handling revenue	57,782	65,042
Purchased coal revenue	9,940	10,674
Other revenue	19,339	25,678
Total revenues	768,088	644,625

Costs and expenses
Cost of produced coal revenue	545,925	418,227
Freight and handling costs	57,782	65,042
Cost of purchased coal revenue	5,206	9,864
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	71,618	59,348
Selling, general and administrative	1,021	904
Selling, general and administrative	21,870	21,479
Other expense	783	786
Gain on derivative instruments	(8,867)	-
Total costs and expenses	695,338	575,650

Income before interest and taxes	72,750	68,975

Interest income	8,877	5,221
Interest expense	(25,236)	(20,957)

Income before taxes	56,391	53,239

Income tax expense	(12,965)	(11,305)

Net income	$43,426	$41,934

Net income per share
Basic	$0.51	$0.53
Diluted	$0.51	$0.52

Shares used to calculate income per share
Basic	84,859	79,768
Diluted	85,182	80,597

Dividends per share	$0.06	$0.05

See Notes to Condensed Consolidated Financial Statements

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
UNAUDITED

		As Adjusted
	March 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$566,717	$606,997
Short-term investment	24,913	39,383
Trade and other accounts receivable, less allowance of $868 and $873,
respectively	295,213	233,266
Inventories	256,061	233,168
Income taxes receivable	-	6,621
Other current assets	104,904	116,061
Total current assets	1,247,808	1,235,496

Net Property, Plant and Equipment	2,326,653	2,297,696
Other Noncurrent Assets	127,948	139,186
Total assets	$3,702,409	$3,672,378

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, principally trade and bank overdrafts	$202,245	$244,201
Short-term debt	2,048	1,976
Payroll and employee benefits	55,633	56,959
Income taxes payable	3,214	-
Other current liabilities	207,367	201,017
Total current liabilities	470,507	504,153
Noncurrent Liabilities
Long-term debt	1,314,351	1,310,181
Deferred income taxes	181,095	177,294
Pension obligation	65,498	63,304
Other noncurrent liabilities	499,767	490,834
Total noncurrent liabilities	2,060,711	2,041,613
Total liabilities	2,531,218	2,545,766
Shareholders’ Equity
Capital stock
Preferred – authorized 20,000,000 shares without par value; none issued	-	-
Common – authorized 150,000,000 shares of $0.625 par value; issued
85,484,539 and 85,447,970 shares, respectively	53,410	53,378
Additional capital	546,519	542,519
Retained earnings	670,411	632,077
Accumulated other comprehensive loss	(99,149)	(101,362)
Total shareholders’ equity	1,171,191	1,126,612
Total liabilities and shareholders’ equity	$3,702,409	$3,672,378

See Notes to Condensed Consolidated Financial Statements

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
UNAUDITED
	Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43,426	$41,934
Adjustments to reconcile Net income to Cash provided by operating activities:
Depreciation, depletion and amortization	72,639	60,252
Share-based compensation expense	3,290	2,844
Amortization of bond discount	4,713	156
Deferred income taxes	3,129	6,309
(Gain) loss on disposal of assets	(9,318)	641
Gain on reserve exchange	-	(13,559)
Net change in fair value of derivative instruments	(20,688)	-
Asset retirement obligations accretion	3,502	2,976
Changes in operating assets and liabilities:
Increase in accounts receivable	(61,086)	(42,377)
Increase in inventories	(22,893)	(6,333)
Decrease in other current assets	11,157	9,336
Decrease (increase) in other assets	11,238	(307)
(Decrease) increase in accounts payable and bank overdrafts	(41,956)	16,423
Increase in accrued income taxes	9,835	15,983
Increase in other accrued liabilities	25,395	39,964
Increase in other noncurrent liabilities	3,007	4,337
Increase in pension obligation	6,442	187
Asset retirement obligations payments	(950)	(1,335)
Cash provided by operating activities	40,882	137,431

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(103,704)	(123,547)
Proceeds from redemption of Short-term investment	14,470	-
Proceeds from sale of assets	13,635	1,357
Cash utilized by investing activities	(75,599)	(122,190)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of capital lease obligations	(471)	(452)
Cash dividends paid	(5,092)	(3,971)
Proceeds from stock options exercised	-	11,866
Income tax benefit from stock option exercises	-	3,143
Cash (utilized) provided by financing activities	(5,563)	10,586

(Decrease) increase in Cash and cash equivalents	(40,280)	25,827
Cash and cash equivalents at beginning of period	606,997	365,220

Cash and cash equivalents at end of period	$566,717	$391,047

See Notes to Condensed Consolidated Financial Statements

(1)	Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Annual Report on Form 10-K of Massey Energy Company (“we,” “our,” “us”) for the year ended December 31, 2008. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended March 31, 2009 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2009.

The condensed consolidated financial statements included herein are unaudited; however, the financial statements contain all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary to present fairly our consolidated financial position at March 31, 2009, our consolidated results of operations and cash flows for the three months ended March 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States (“GAAP”).

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

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position 157-2, Partial Deferral of the Effective Date of SFAS 157, which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities.  We adopted SFAS 157 effective January 1, 2008, for financial assets and financial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on our financial position or results of operations.  We adopted SFAS 157 effective January 1, 2009, for non-financial assets and non-financial liabilities. The adoption of SFAS 157 for non-financial assets and non-financial liabilities did not have a material impact on our financial position or results of operations. See Note 12 to the Notes to Condensed Consolidated Financial Statements for more information on SFAS 157.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 for financial assets and financial liabilities in cases where a market is not active.  We determined the guidance provided by FSP 157-3 in its estimation of fair values as of March 31, 2009 did not have an effect on our results of operations or financial position.

Derivative Instruments

Our coal sales and coal purchase forward contracts’ derivative positions are offset on a counterparty-by-counterparty basis for derivative instruments executed with the same counterparty under a master netting arrangement, in accordance with FSP Interpretation No. 39-1.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”) which is effective for fiscal years beginning after November 15, 2008. SFAS 161 amends the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”  to provide an enhanced understanding of how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial condition, performance and cash flows. We adopted SFAS 161 effective January 1, 2009. See Note 11 to the Notes to Condensed Consolidated Financial Statements for disclosure in accordance with SFAS 161.

Convertible Debt Securities

In May 2008, the FASB issued FASB Staff Position APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which applies to all convertible debt instruments that have a ‘‘net settlement feature,’’ which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 requires that an entity determine the estimated fair value of a similar debt instrument as of the date of the issuance without the conversion feature but inclusive of any other embedded features and assign that value to the debt component of the instrument, which resulted in a discount being recorded.  The debt is subsequently being accreted through interest expense to its par value over its expected life using the market rate at the date of issuance.  The residual value between the initial proceeds and the value allocated to the debt is reflected in equity as additional paid in capital. FSP APB 14-1 is applicable to our 3.25% Notes. We adopted FSP APB 14-1 effective January 1, 2009. See Note 5 to the Notes to Condensed Consolidated Financial Statements for more information on FSP APB 14-1.

The adoption of FSP APB 14-1 impacted the historical accounting for the 3.25% Notes, which resulted in the adjustment of our Consolidated Balance Sheets as of December 31, 2008, as follows:

	As Originally
	Presented	As Adjusted
	December 31,	December 31,
	2008	2008
	(In Thousands)	(In Thousands)

Other Noncurrent Assets	$142,644	$139,186
Total assets	3,675,836	3,672,378
Long-term debt	1,463,643	1,310,181
Deferred taxes	117,268	177,294
Total noncurrent liabilities	2,135,049	2,041,613
Total liabilities	2,639,202	2,545,766
Additional capital	444,122	542,519
Retained earnings	640,496	632,077
Total shareholders’ equity	1,036,634	1,126,612
Total liabilities and shareholders’ equity	3,675,836	3,672,378

As the 3.25% Notes were issued during the third quarter of 2008, the adoption of FSP APB 14-1 did not impact our Condensed Consolidated Statements of Income for the three months ended March 31, 2008.

(2)           Inventories

 Inventories consisted of the following:

	March 31, 2009	December 31, 2008
	(In Thousands)
Saleable coal	$161,248	$144,834
Raw coal	24,500	16,802
Coal inventory	185,748	161,636
Supplies inventory	70,313	71,532
Total inventory	$256,061	$233,168

Saleable coal represents coal ready for sale, including inventories designated for customer facilities under consignment arrangements of $30.0 million and $50.7 million at March 31, 2009 and December 31, 2008, respectively. Raw coal represents coal that generally requires further processing prior to shipment to the customer.

(3)           Other Current Assets

 Other current assets are comprised of the following:

	March 31, 2009	December 31, 2008
	(In Thousands)
Longwall panel costs	$14,898	$12,290
Deposits	59,829	59,648
Other	30,177	44,123
Total other current assets	$104,904	$116,061

Deposits consist primarily of funds placed in restricted accounts with financial institutions to collateralize letters of credit that support workers’ compensation requirements, insurance and other obligations. As of March 31, 2009 and December 31, 2008, Deposits includes $46.0 million of funds pledged as collateral to support $45.0 million of outstanding letters of credit. In addition, Deposits at March 31, 2009 and December 31, 2008 includes $13.0 million of United States Treasury securities supporting various regulatory obligations.

(4)           Property, Plant and Equipment

 Property, plant and equipment is comprised of the following:

	March 31, 2009	December 31, 2008
	(In Thousands)
Property, plant and equipment, at cost	$4,455,953	$4,373,325
Accumulated depreciation, depletion and amortization	(2,129,300)	(2,075,629)
Net property, plant and equipment	$2,326,653	$2,297,696

Property, plant and equipment includes gross assets under capital leases of $17.3 million at March 31, 2009 and December 31, 2008.

During the first quarter of 2009, we sold our interest in certain coal reserves to a third party, recognizing a pre-tax gain of $7.1 million in Other revenue.

During the first quarter of 2008, we exchanged coal reserves with a third party, recognizing a gain of $13.6 million (pre-tax) in Other revenue in accordance with SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). The acquired coal reserves were recorded in Property, plant and equipment at the fair value of the reserves surrendered.

(5)           Debt

 Debt is comprised of the following:
		As Adjusted
	March 31, 2009	December 31, 2008
	(In Thousands)
6.875% senior notes due 2013, net of discount
of $3,792 and $3,959, respectively	$756,208	$756,041
3.25% convertible senior notes due 2015, net of discount
of $148,916 and $153,462, respectively	522,084	517,538
6.625% senior notes due 2010	21,949	21,949
2.25% convertible senior notes due 2024	9,647	9,647
4.75% convertible senior notes due 2023	70	70
Capital lease obligations	6,441	6,912
Total debt	1,316,399	1,312,157
Amounts due within one year	(2,048)	(1,976)
Total long-term debt	$1,314,351	$1,310,181

The weighted average effective interest rate of the outstanding borrowings was 7.3% both at March 31, 2009 and December 31, 2008.

Convertible Debt Securities

In May 2008, the FASB issued FSP APB 14-1 (as discussed in Note 1) which is applicable to our 3.25% Notes.  We adopted FSP APB 14-1 as of January 1, 2009, which resulted in increased Interest expense of $4.5 million pre-tax for the three months ended March 31, 2009. The impact to Earnings per share was a decrease of $0.03 for the quarter ended March 31, 2009. FSP APB 14-1 requires us to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate, which was determined to be 7.75% at the date of issuance.

(6)	Pension Expense

Net periodic pension expense for both our qualified defined benefit pension plan and nonqualified supplemental benefit pension plan is comprised of the following components:

	Three Months Ended
	March 31,
	2009	2008
	(In Thousands)
Service cost	$2,382	$2,116
Interest cost	4,172	3,999
Expected return on plan assets	(4,026)	(5,713)
Recognized loss	4,238	254
Amortization of prior service cost	10	10
Net periodic pension expense	$6,776	$666

For the three months ended March 31, 2009 and 2008, we did not contribute to the qualified defined benefit pension plan. We paid benefits to participants of the nonqualified supplemental benefit pension plan of $0.02 million for both the three month periods ended March 31, 2009 and 2008. We expect that contributions will be required in 2009 for the qualified defined benefit pension plan, estimated to be $7.5 million, of which $2.5 million was contributed during April 2009.

The increase in our 2009 pension cost related to our qualified defined benefit pension plan was due to investment losses on our pension assets incurred during 2008.

(7)           Other Noncurrent Liabilities

 Other noncurrent liabilities is comprised of the following:

	March 31, 2009	December 31, 2008
	(In Thousands)
Reclamation	$161,985	$154,823
Workers' compensation and black lung	92,132	92,982
Other postretirement benefits	163,330	161,527
Other	82,320	81,502
Total other noncurrent liabilities	$499,767	$490,834

(8)           Black Lung and Workers’ Compensation Expense

 Expenses for black lung benefits and workers’ compensation related benefits include the following components:

	Three Months Ended
	March 31,
	2009	2008
	(In Thousands)
Self-insured black lung benefits:
Service cost	$700	$600
Interest cost	750	850
Amortization of actuarial gain	(1,025)	(875)
Subtotal black lung benefits expense	425	575
Other workers' compensation benefits	9,369	9,131
Total black lung and workers' compensation benefits expense	$9,794	$9,706

Payments for benefits, premiums and other costs related to black lung and workers’ compensation liabilities were $11.9 million and $6.5 million for the three months ended March 31, 2009 and 2008, respectively.

(9)           Other Postretirement Benefits Expense

 Net periodic postretirement benefit cost includes the following components:

	Three Months Ended
	March 31,
	2009	2008
	(In Thousands)
Service cost	$1,037	$825
Interest cost	2,518	2,350
Recognized loss	586	325
Amortization of prior service credit	(188)	(188)
Net periodic postretirement benefit cost	$3,953	$3,312

Payments for benefits related to postretirement benefit cost were $1.6 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively.

 (10)           Earnings Per Share

The number of shares of our common stock, $0.625 par value per share (“Common Stock”) used to calculate basic earnings per share for the three months ended March 31, 2009 and 2008 is based on the weighted average of outstanding shares of Common Stock during the respective periods. The number of shares of Common Stock used to calculate diluted earnings per share is based on the number of shares of Common Stock used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by our employees and directors during each period and debt securities currently convertible into shares of Common Stock during each period. The effect of dilutive securities issuances in the amount of 3.0 million shares of Common Stock for the three months ended March 31, 2009, and 0.5 million shares of Common Stock for the three ended March 31, 2008, were excluded from the calculation of diluted income per share of Common Stock, as such inclusion would result in antidilution.

The computations for basic and diluted income per share are based on the following per share information:

	Three Months Ended
	March 31,
	2009	2008
	(In Thousands, Except Per Share Amounts)
Numerator:
Net income - numerator for basic	$43,426	$41,934
Effect of convertible notes	44	50
Adjusted net income - numerator for diluted	$43,470	$41,984

Denominator:
Weighted average shares - denominator for basic	84,859	79,768
Effect of stock options/restricted stock	32	505
Effect of convertible notes	291	324
Adjusted weighted average shares - denominator for diluted	85,182	80,597

Net income per share:
Basic	$0.51	$0.53
Diluted	$0.51	$0.52

The 4.75% Notes are convertible by holders into shares of Common Stock during certain periods under certain circumstances. The 4.75% Notes were not eligible for conversion at March 31, 2009. If all of the 4.75% Notes outstanding at March 31, 2009 had been eligible for conversion and were converted, we would have issued 3,610 shares of Common Stock.

The 2.25% Notes are convertible by holders into shares of Common Stock during certain periods under certain circumstances. The 2.25% Notes were not eligible for conversion at March 31, 2009.  If all of the 2.25% Notes outstanding at March 31, 2009 had been eligible for conversion and were converted, we would have issued 287,113 shares of Common Stock.

The 3.25% Notes are convertible under certain circumstances and during certain periods into (i) cash, up to the aggregate principal amount of the 3.25% Notes subject to conversion and (ii) cash, Common Stock or a combination thereof, at our election in respect to the remainder (if any) of our conversion obligation. As of March 31, 2009, the price per share of Common Stock had not reached the specified threshold for conversion.

(11)           Derivative Instruments

We evaluate each of our coal sales and coal purchase forward contracts under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to determine if they qualify for the normal purchase normal sale (“NPNS”) exception prescribed by SFAS 133. The majority of our forward contracts do qualify for the NPNS exception based on management's intent and ability to physically deliver or take physical delivery of the coal and therefore are not reflected in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income. For those contracts that do not qualify for the NPNS exception, the contracts are required to be accounted for as derivative instruments in accordance with SFAS 133, which requires all derivative instruments to be recognized as assets or liabilities and to be measured at fair value. We use purchase coal contracts to supplement our produced and processed coal in order to provide coal to meet customer requirements under sales contracts. Those contracts that have been identified as derivatives have not been designated as cash flow or fair value hedges and, accordingly, the net change in fair value is recorded in current period earnings.  As of March 31, 2009, there were approximately 1.6 million and 2.6 million tons outstanding under these coal purchase and coal sales contracts, respectively. We have recorded net gains of $8.9 million ($20.7 million of unrealized gains due to fair value measurement adjustments and $11.8 million of realized losses due to settlements on existing contracts) related to coal sales and purchase contracts that qualify as derivatives in the Condensed Consolidated Statements of Income for the three months ending March 31, 2009 under the caption Gain on derivative instruments. A liability of $1.9 million is included in Other current liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2009 (all of these contracts have terms of one year or less). The fair values of our purchases and sales derivative contracts have been aggregated in Other current liabilities.

We are exposed to certain risks related to coal price volatility. The forward purchases and sales contracts we enter into and deem derivatives allow us to mitigate a portion of the underlying risk associated with coal price volatility.

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

	March 31, 2009
	(In Thousands)
	Level 1	Level 2	Level 3	Total
Fixed income securities	$13,039	$-	$-	$13,039
Money market funds	584,022	-	-	584,022
Short-term investment	-	-	24,913	24,913
Derivative instruments	-	1,864	-	1,864
Total securities	$597,061	$1,864	$24,913	$623,838

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

Short-Term Investment

Short-term investment is comprised of an investment in The Reserve Primary Fund (“Primary Fund”), a money market fund that has suspended redemptions and is being liquidated. We have determined that our investment in the Primary Fund no longer meets the definition of a security within the scope of SFAS 115 “Accounting for Certain Investments In Debt and Equity Securities” (“SFAS 115”), since the equity investment no longer has a readily determinable fair value. Therefore, the investment has been classified as a short-term investment, subject to the cost method of accounting, on our Condensed Consolidated Balance Sheet. This classification as a short-term investment is based on our assessment of each of the individual securities that make up the underlying portfolio holdings in the Primary Fund, which primarily consisted of commercial paper and discount notes having maturity dates within the next 12 months, and the stated notifications from the Primary Fund that they expect to liquidate substantially all of their holdings and make distributions within a year.

  Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3):

Short-term
(In Thousands)	Investments

Balance at December 31, 2008	$39,383
Transfers in (out) of Level 3, net	(14,470)
Change in fair value included in earnings	-

Balance at March 31, 2009	$24,913

Losses included in earnings attributable to the change in unrealized
losses relating to assets still held at March 31, 2009	$-

We received a distribution from the Primary Fund in the first quarter of 2009 of $14.5 million, leaving an investment balance of $24.9 million, net of an estimated $6.5 million loss recorded in 2008. Additionally, on April 17, 2009, we received another distribution of $9.8 million, leaving $15.1 million as the remaining investment balance. While we expect to receive substantially all of our remaining $15.1 million in the Primary Fund during 2009, we cannot predict when this will occur or the actual amount we will eventually receive.

Derivative Instruments

Certain of our coal sales and coal purchase forward contracts are accounted for as derivative instruments in accordance with SFAS 133. SFAS 133 requires all derivative instruments to be recognized as assets or liabilities and to be measured at fair value. To establish fair values for these contracts, we use bid/ask price quotations obtained from independent third-party brokers.  We could experience difficulty in valuing our derivative instruments if the number of third-party brokers should decrease or market liquidity is reduced. See Note 11 to the Notes to Condensed Consolidated Financial Statements for more information on SFAS 133.

 (13)           Contingencies

Harman

In December 1997, A.T. Massey’s then subsidiary, Wellmore Coal Corporation (“Wellmore”), declared force majeure under its coal supply agreement with Harman Mining Corporation (“Harman”) and reduced the amount of coal to be purchased from Harman. On October 29, 1998, Harman and its sole shareholder sued A.T. Massey and five of its other subsidiaries (the “Massey Defendants”) in the Circuit Court of Boone County, West Virginia, alleging that the Massey Defendants tortiously interfered with Wellmore’s agreement with Harman, causing Harman to go out of business. On August 1, 2002, the jury awarded the plaintiffs $50 million in compensatory and punitive damages. On October 24, 2006, the Massey Defendants timely filed their Petition for Appeal to the Supreme Court of Appeals of West Virginia (“WV Supreme Court”).  On November 21, 2007, the WV Supreme Court issued a 3-2 majority opinion reversing the judgment against the Massey Defendants and remanding the case to the Circuit Court of Boone County with directions to enter an order dismissing the case, with prejudice, in its entirety.  The Harman plaintiffs filed motions asking the WV Supreme Court to conduct a rehearing in the case. On January 24, 2008, the WV Supreme Court decided to rehear the case, which was re-argued on March 12, 2008. On April 3, 2008, the WV Supreme Court again reversed the judgment against the Massey Defendants and remanded the case with direction to enter an order dismissing the case, with prejudice, in its entirety. In July 2008, the Harman plaintiffs petitioned the United States Supreme Court (the “U.S. Supreme Court”) to review the WV Supreme Court’s dismissal of their claims.

In December 2008, the U.S. Supreme Court agreed to review the case.  The U.S. Supreme Court granted review based on the question of whether a justice of the WV Supreme Court should have recused himself from the appeal. Oral argument before the U.S Supreme Court took place on March 3, 2009.  The U.S Supreme Court could affirm the dismissal of the case by the WV Supreme Court or direct the WV Supreme Court to rehear the case.  If the WV Supreme Court, which is comprised of five justices, is directed by the U.S. Supreme Court to rehear the case, the matter would not be heard by all of the same five justices who heard the matter in April 2008.  The justices of the reconfigured WV Supreme Court could dismiss the plaintiffs’ claims again, or reach some different result, including a reinstatement of the original verdict against us with interest. We believe the range of possible loss in this matter is from zero to $83.4 million as of March 31, 2009, including post-judgment interest and other costs. We are unable to predict the ultimate outcome of this matter and believe there is no amount in the range that is a better estimate than any other amount given the various possible outcomes.  As there is no amount in the range that is a better estimate than any other amount and the minimum amount in the range is zero, we have not recorded an accrual for this matter. It is reasonably possible that our judgments regarding these matters could change in the near term, resulting in the recording of material losses that would affect our operating results and financial position.

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

West Virginia Trucking

Since January 2003, an advocacy group and residents in Boone, Kanawha, Mingo and Raleigh Counties, West Virginia, filed 17 suits in the Circuit Courts of Kanawha and Mingo Counties, West Virginia, against twelve of our subsidiaries. Plaintiffs alleged that defendants illegally transported coal in overloaded trucks, causing damage to state roads, thereby interfering with plaintiffs’ use and enjoyment of their properties and their right to use the public roads. Plaintiffs seek injunctive relief and compensatory and punitive damages. The WV Supreme Court referred the consolidated lawsuits, and similar lawsuits against other coal and transportation companies not involving our subsidiaries, to the Circuit Court of Lincoln County, West Virginia, to be handled by a mass litigation panel judge. Plaintiffs filed motions requesting class certification. On June 7, 2007, plaintiffs voluntarily dismissed their public nuisance claims seeking monetary damages for road and bridge repairs. Defendants filed a motion requesting that the mass litigation panel judge recommend to the WV Supreme Court that the cases be sent back to the circuit courts of origin for resolution. That motion has not been ruled upon.  Defendants moved to dismiss any remaining public nuisance claims and to limit any damages for nuisance to two years prior to the filing of any suit, and plaintiffs agreed to an order limiting any damages for nuisance to two years prior to the filing of any suit. The motion to dismiss any remaining public nuisance claims was resisted by plaintiffs and argued at hearings on December 14, 2007 and June 25, 2008. As of May 6, 2009, no date has been set for trial. We believe we have insurance coverage applicable to these items and that they will be resolved without a material adverse impact on our cash flows, results of operations or financial condition.

Well Water Suits

Since September 2004, approximately 738 plaintiffs have filed approximately 400 suits against us and our subsidiary, Rawl Sales & Processing Co., in the Circuit Court of Mingo County, West Virginia, for alleged property damage and personal injuries arising out of slurry injection and impoundment practices allegedly contaminating plaintiffs’ water wells. Plaintiffs seek injunctive relief and compensatory damages in excess of $170 million and unquantified punitive damages. Specifically, plaintiffs are claiming that defendants’ activities during the period of 1978 through 1987 rendered their property valueless and request monetary damages to pay, inter alia, the value of their property and future water bills. In addition, many plaintiffs are also claiming that their exposure to the contaminated well water caused neurological injury or physical injury, including cancers, kidney problems and gall stones. Finally, all plaintiffs claimed entitlement to medical monitoring for the next 30 years and have requested unliquidated compensatory damages for pain and suffering, annoyance and inconvenience and legal fees. The trial is scheduled for May 12, 2009. On April 30, 2009, the Court held a mandatory settlement conference. At that settlement conference, all plaintiffs agreed to settle and dismiss their medical monitoring claims. Additionally, 179 plaintiffs agreed to settle all of their remaining claims and be dismissed from the case. The Court is currently considering whether to dismiss the claims of an additional 180 plaintiffs who did not attend the mandatory settlement conference. All settlements to date will be funded by insurance proceeds.

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

Surface Mining Fills

Since September 2005, three environmental groups sued the United States Army Corps of Engineers (“Corps”) in the United States District Court for the Southern District of West Virginia (the “District Court”), asserting the Corps unlawfully issued permits to four of our surface mines to construct mining fills. The suit alleges the Corps failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act, including preparing environmental impact statements for individual permits. We intervened in the suit to protect our interests. On March 23, 2007, the District Court rescinded four of our subsidiaries’ permits, resulting in the temporary suspension of mining at these surface mines. We appealed that ruling to the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit Court”). On April 17, 2007, the District Court partially stayed its ruling, permitting mining to resume in certain fills that were already under construction. On June 14, 2007, the District Court issued an additional ruling, finding the Corps improperly approved placement of sediment ponds in streams below fills on the four permits in question.  The District Court subsequently modified its ruling to allow these ponds to remain in place, as the ponds and fills have already been constructed.  The District Court’s ruling could impact the issuance of permits for the placement of sediment ponds for future operations. If the permits for the fills or sediment ponds are ultimately held to be unlawfully issued, production could be affected at these surface mines, and the process of obtaining new Corps permits for all surface mines could become more difficult. We appealed both rulings to the Fourth Circuit Court. A hearing on these appeals was held on September 23, 2008, and on February 13, 2009, the Fourth Circuit Court reversed the prior rulings of the District Court and remanded the matter for further proceedings. On March 30, 2009, the Plaintiffs requested that the Fourth Circuit Court reconsider the case.  Until the Fourth Circuit Court disposes of this request, its February 13, 2009 order will not take final effect.  We do not expect any material adverse impact to our operations through 2009 and will continue to monitor developments in the matter.

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

Additionally, the United States Attorney’s Office in the Southern District of West Virginia and the Federal Mine Safety and Health Administration (“MSHA”) conducted separate investigations into the incident.  As a result of those investigations, Aracoma pleaded guilty to federal charges and agreed to pay $2.5 million in criminal fines. Aracoma also reached a settlement with MSHA in which Aracoma agreed to pay $1.7 million in administrative penalties. The plea was approved by the U.S. District Court in the Southern District of West Virginia on April 15, 2009. These fines and penalties were accrued as of December 31, 2008 and were paid in the first quarter of 2009.

Customer Disputes

We have customers who claim they did not receive, or did not timely receive, all of the coal required to be shipped to them during 2008 (“unshipped tons”). In such cases, it is typical for a customer and coal producer to agree upon a schedule for shipping unshipped tons in subsequent years.  A few of our customers, however, have notified us of claims or potential claims for cover damages, which are equal to the difference between the contract price of the coal that was not delivered and the market price of replacement coal or comparable quality coal.

We believe we have strong defenses to these claims or potential claims for cover damages.   In many cases, there was untimely or insufficient delivery of railcars by the rail carrier or the customer.  In other cases, factors beyond our control caused production or shipment problems.  Additionally, we believe that certain customers previously agreed to accept unshipped tons in subsequent years.  We believe that all of these factors, and other factors, provide defenses to claims or potential claims for unshipped tons.

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

Separately, we are currently in talks with a few other customers regarding disagreements over other contract matters.  Specifically, we have disputes with two customers regarding whether or not binding contracts for the sale of coal were reached.  One of these customers has improperly terminated a signed, higher-priced contract and argues that it was only required to purchase coal under a purported agreement reached by email.  The other customer argues that it reached agreement with us in the absence of a signed agreement and has brought litigation against us for not honoring an alleged unsigned agreement.  We do not believe that we have failed to honor any binding agreement with these customers.

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

Spartan Unfair Labor Practice Matter & Related Age Discrimination Class Action

In 2005, the UMWA filed an unfair labor practice charge with the National Labor Relations Board (“NLRB”) alleging that one of our subsidiaries, Spartan Mining Company (“Spartan”), discriminated on the basis of anti-union animus in its employment offers.  The NLRB issued a complaint and an NLRB Administrative Law Judge (“ALJ”) issued a recommended decision making detailed findings that Spartan committed a number of unfair labor practice violations and awarding, among other relief, backpay damages to union discriminatees.  The ALJ’s decision is on appeal to the NLRB.  There is no insurance coverage applicable to the unfair labor practice matter; however, its resolution is not expected to materially impact our finances or operations.

On November 1, 2006, a class action age discrimination civil case was filed in West Virginia’s Fayette County Circuit Court.  The suit alleges that Spartan discriminated against employment applicants on the basis of age.  The class includes approximately 232 individuals, 85 of whom are also union discriminatees at issue in the ALJ’s decision. The plaintiffs seek back pay, front pay, punitive damages, and other compensatory damages, plus attorney fees.  We have insurance coverage applicable to the class action and believe that it will be resolved without material impact on our cash flows, results of operations or financial condition.

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

(14)           Accounting Pronouncements

In January 2009, the FASB issued FASB Staff Position SFAS 107-b, “Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-b”) and APB Opinion No. 28-a, “Interim Financial Reporting” (“APB 28-a”).  This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt FSP SFAS 107-b and APB 28-a and provide the additional disclosure requirements for second quarter 2009.

In March 2009, the FASB released FASB Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP SFAS 157-e”).  This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.” FSP SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt the provisions of FSP SFAS 157-e during second quarter 2009, but do not believe this guidance will have a significant impact on our financial position, results of operations, cash flows or disclosures.

In March 2009, the FASB issued FASB Staff Position SFAS 115-a, “Accounting for Certain Investments in Debt and Equity Securities” (“FSP SFAS 115-a.”) This proposal provides guidance in determining whether impairments in debt securities are other than temporary and modifies the presentation and disclosures surrounding such instruments. FSP SFAS 115-a is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan on adopting the provisions of FSP SFAS 115-a during the second quarter 2009, but do not believe this guidance will have a significant impact on our financial position, cash flows or disclosures.

* * * * * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-Looking Information

From time to time, we make certain comments and disclosures in reports, including this report, or through statements made by our officers that may be forward-looking in nature. Examples include statements related to our future outlook, anticipated capital expenditures, projected cash flows and borrowings and sources of funding. We caution readers that forward-looking statements, including disclosures that use words such as “target,” “goal,” “objective,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “may,” “plan,” “project,” “will” and similar words or statements are subject to certain risks, trends and uncertainties that could cause actual cash flows, results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from the expectations expressed or implied in such forward-looking statements. Any forward-looking statements are also subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions. These assumptions are based on facts and conditions, as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of circumstances and events beyond our control. We disclaim any intent or obligation to update these forward-looking statements unless required by securities law, and we caution the reader not to rely on them unduly.

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

We are including this cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us. Any forward-looking statements should be considered in context with the various disclosures made by us about our businesses in our public filings with the SEC, including without limitation the risk factors more specifically described in Part II Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and in Part I Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2008.

Available Information

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. We make available, free of charge through our Internet website, www.masseyenergyco.com (which website is not incorporated by reference into this report), our annual report, quarterly reports, current reports, proxy statements, section 16 reports and other information (and any amendments thereto) as soon as practicable after filing or furnishing the material to the SEC, in addition to our Corporate Governance Guidelines, codes of ethics and the charters of the Audit, Compensation, Executive, Finance, Governance and Nominating, and Safety, Environmental, and Public Policy Committees. These materials also may be requested at no cost by telephone at (866) 814-6512 or by mail at: Massey Energy Company, Post Office Box 26765, Richmond, Virginia 23261, Attention: Investor Relations.

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

We reported net income for the first quarter of $43.4 million, or $0.51 per diluted share, compared to $41.9 million, or $0.52 per diluted share, for the first quarter of 2008. The reported net income for the first quarter of 2009 included a pre-tax gain of $7.1 million ($0.07 per basic share) on the sale of certain coal reserves and the recognition of $12.2 million in pre-tax income ($0.11 per basic share) ($5.1 million benefit recorded in Cost of purchased coal revenue and $7.1 million in interest income) from the receipt of black lung excise tax refunds as authorized by federal legislation passed in October 2008.  Results for the first quarter of 2008 included a $13.6 million pre-tax gain ($0.13 per basic share) on an exchange of coal reserves.

Produced tons sold were 10.8 million in the quarter, compared to 9.6 million in the first quarter of 2008. We produced 11.4 million and 10.0 million tons in the first quarter of 2009 and 2008, respectively. The higher coal production in 2009 was primarily the result of new mines started in 2008. Exports decreased to 1.6 million tons versus 1.8 million tons in the first quarter of 2009 versus 2008. Quarterly shipments of produced tons for the remaining quarters in 2009 are expected to be lower than during the first quarter of 2009.  Increasing coal stockpiles and weak demand for electric power generation and steel production in both domestic and international markets have created challenges among our customer base to accept shipments of coal according to contracted schedules.  We are working with our customers to modify shipment schedules and amend contract terms where necessary or appropriate, which may affect our revenues and margins in future periods.

During the first quarter of 2009, Produced coal revenue increased by 25% compared to the first quarter of 2008 reflecting higher shipments in 2009 and a 12% increase in average produced coal revenue per ton sold.  Our average Produced coal revenue per ton sold in the first quarter of 2009 increased to $63.03 compared to $56.36 in the first quarter of 2008. Our average Produced coal revenue per ton in the first quarter of 2009 for metallurgical tons sold increased by 28% to $102.99 from $80.63 in the first quarter of 2008. The improvement in average Produced coal revenue per ton is largely attributable to prices contracted during a period of increased demand and resultant higher pricing for all grades of coal in the United States secured in new coal sales agreements as lower-priced contracts expired.

Our Average cash cost per ton sold (see Note 1 below) was $52.55, compared to $45.62 in the previous year’s first quarter. The increased cost level is primarily due to higher sales-related costs from the growth in average per ton realization, increased trucking and equipment rental costs, and higher labor costs, that more than offset lower stock-based compensation accruals. In response to the current difficult market conditions, we have taken certain actions to reduce overall costs including the idling of several higher cost mines, limitation of overtime, selective general and administrative cost reductions, renegotiation of supply contracts and the implementation of significant wage and benefit reductions beginning on May 1, 2009.  Additional cost cutting initiatives are under consideration for implementation during the remainder of 2009.

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

__________________
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

	Three Months Ended
	March 31,		March 31,
	2009		2008
	$	per ton	$	per ton
	(In Millions, Except Per Ton Amounts)
Total costs and expenses	$695.3		$575.6
Less: Freight and handling costs	57.8		65.0
Less: Cost of purchased coal revenue	5.2		9.9
Less: Depreciation, depletion and amortization	72.6		60.2
Less: Other expense	0.8		0.8
Less: Gain on derivative instruments	(8.9)		-
Average cash cost	$567.8	$52.55	$439.7	$45.62

Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Revenues

	Three Months Ended
	March 31,
			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In Thousands)
Revenues
Produced coal revenue	$681,027	$543,231	$137,796	25%
Freight and handling revenue	57,782	65,042	(7,260)	(11)%
Purchased coal revenue	9,940	10,674	(734)	(7)%
Other revenue	19,339	25,678	(6,339)	(25)%
Total revenues	$768,088	$644,625	$123,463	19%

The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the first quarter of 2009 compared to the first quarter of 2008:

	Three Months Ended
	March 31,
	2009	2008	Increase (Decrease)	% Increase (Decrease)
	(In Millions, Except Per Ton Amounts)
Produced tons sold:
Utility	8.3	6.3	2.0	32%
Metallurgical	1.8	2.3	(0.5)	(22)%
Industrial	0.7	1.0	(0.3)	(30)%
Total	10.8	9.6	1.2	13%

Produced coal revenue per ton sold:
Utility	$54.14	$47.89	$6.25	13%
Metallurgical	102.99	80.63	22.36	28%
Industrial	65.34	55.21	10.13	18%
Weighted average	$63.03	$56.36	$6.67	12%

Shipments of utility coal increased in the first three months of 2009 compared to the same period in 2008 as production of utility quality coal increased, mainly as a result of new mines started in 2008.  Shipments of metallurgical and industrial coal declined during the first three months of 2009 compared to the same period in 2008 due to lower customer demand, as the United States and world economies suffered through a continuing severe recession. The average per ton sales price for utility, metallurgical and industrial coal were higher in the first three months of 2009 compared to the first three months of 2008, attributable to prices contracted during prior periods when demand and pricing were elevated for all grades of coal in the United States.

Freight and handling revenue decreased due to a reduction in fuel surcharges in the first quarter of 2009 compared to the first quarter of 2008, and by a decrease in export tons sold from 1.8 million in the first quarter of 2008 to 1.6 million in the first quarter of 2009.

Other revenue includes refunds on railroad agreements, royalties related to coal lease agreements, gas well revenue, gains on the sale of non-strategic assets and reserve exchanges, joint venture revenue and other miscellaneous revenue. Other revenue for the first quarter of 2009 includes a pre-tax gain of $7.1 million on the sale of our interest in certain coal reserves to a third party (see Note 4 to the Notes to Condensed Consolidated Financial Statements for further discussion).  In addition, royalty income was higher in 2009 than in 2008, offset by lower railroad refund income in 2009 compared to 2008. Other revenue for the first quarter of 2008 includes a pre-tax gain of $13.6 million on an exchange of coal reserves.

Costs

	Three Months Ended
	March 31,
			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In Thousands)
Costs and expenses
Cost of produced coal revenue	$545,925	$418,227	$127,698	31%
Freight and handling costs	57,782	65,042	(7,260)	(11)%
Cost of purchased coal revenue	5,206	9,864	(4,658)	(47)%
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	71,618	59,348	12,270	21%
Selling, general and administrative	1,021	904	117	13%
Selling, general and administrative	21,870	21,479	391	2%
Other expense	783	786	(3)	0%
Gain on derivative instruments	(8,867)	-	(8,867)	100%
Total costs and expenses	$695,338	$575,650	$119,688	21%

Cost of produced coal revenue increased primarily due to increased volume of produced tons sold from 9.6 million in the first quarter of 2008 to 10.8 million in the first quarter of 2009. Other reasons for the cost increase are additional sales-related costs on higher produced coal revenues, which include additional production royalties and severance taxes, increased trucking and equipment rental costs and higher labor costs.

Freight and handling costs decreased due to a reduction in fuel surcharges in the first quarter of 2009 compared to the first quarter of 2008, and by a decrease in export tons sold from 1.8 million in the first quarter of 2008 to 1.6 million in the first quarter of 2009.

Cost of purchased coal revenue decreased due to a $5.1 million black lung excise tax refund recorded in the first quarter of 2009.

Depreciation, depletion and amortization increased due to higher production levels and increased capital expenditures in recent prior periods.

Gain on derivative instruments represents net gains of $8.9 million related to purchase and sales contracts that qualify as derivatives (see Note 11 to the Notes to Condensed Consolidated Financial Statements for further discussion).

Interest Income

Interest income increased due to a $7.1 million black lung excise tax refund recorded in the first quarter of 2009 offset by a significant reduction in interest earned on money market funds.

Interest Expense

Interest expense increased due to the adoption of FSP APB 14-1 during the first quarter 2009 resulting in additional interest expense of $4.5 million in the first quarter of 2009 (see Note 5 to the Notes to Condensed Consolidated Financial Statements for further discussion).

Income Taxes

Our effective tax rate is sensitive to changes in estimates of annual pre-tax earnings and percentage depletion. The increase in the effective tax rate from the first quarter of 2008 to the first quarter of 2009 is primarily the result of differences in pre-tax income, the impact of percentage depletion and projected changes in temporary taxable and deductible differences. Our first quarter 2008 income tax benefit was impacted by a favorable adjustment for interest received from the IRS in connection with the closing of a prior period audit.

Liquidity and Capital Resources

At March 31, 2009, our available liquidity was $666.2 million, comprised of Cash and cash equivalents of $566.7 million and $99.5 million of availability from our asset-based revolving credit facility. We also have a $24.9 million investment in the Primary Fund, which is recorded in Short-term investment. Our total debt-to-book capitalization ratio was 52.9% at March 31, 2009.

Our Debt was comprised of the following:

		As Adjusted
	March 31, 2009	December 31, 2008
	(In Thousands)
6.875% senior notes due 2013, net of discount
of $3,792 and $3,959, respectively	$756,208	$756,041
3.25% convertible senior notes due 2015, net of discount
of $148,916 and $153,462, respectively	522,084	517,538
6.625% senior notes due 2010	21,949	21,949
2.25% convertible senior notes due 2024	9,647	9,647
4.75% convertible senior notes due 2023	70	70
Capital lease obligations	6,441	6,912
Total debt	1,316,399	1,312,157
Amounts due within one year	(2,048)	(1,976)
Total long-term debt	$1,314,351	$1,310,181

 We believe that we are currently in compliance with all of our debt covenants.

Common Stock Offering Program

 On February 3, 2009, pursuant to Rule 424(b)(5),we filed a prospectus supplement with the Securities and Exchange Commission (“SEC”) allowing us to sell up to 5.0 million shares of Common Stock from time to time at our discretion.  The proceeds from any shares of Common Stock sold will be used for general corporate purposes, which may include funding for acquisitions or investments in business, products, technologies, and repurchases and repayment of our indebtedness.  As of March 31, 2009, no shares of Common Stock had been sold pursuant to this program.

Cash Flow

Net cash provided by operating activities was $40.9 million for the three months ended March 31, 2009 compared to $137.4 million for the three months ended March 31, 2008. Cash provided by operating activities reflects Net income adjusted for non-cash charges and changes in working capital requirements.

Net cash utilized by investing activities was $75.6 million and $122.2 million for the three months ended March 31, 2009 and 2008, respectively. The cash used in investing activities reflects capital expenditures in the amount of $103.7 million and $123.5 million for the three months ended March 31, 2009 and 2008, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity and projects to improve the efficiency of mining operations.  Additionally, the three months ended March 31, 2009 and 2008 included $13.6 million and $1.4 million, respectively, of proceeds provided by the sale of assets.

Net cash utilized by financing activities was $5.6 million compared to net cash provided of $10.6 million for the three months ended March 31, 2009 and 2008, respectively.  Financing activities for the three months ended March 31, 2009 and 2008 primarily reflects change in debt levels, as well as the exercising of stock options and payments of dividends.

We believe that cash on hand, cash generated from operations and our borrowing capacity will be sufficient to meet our working capital requirements, scheduled debt payments, potential share repurchases and debt repurchases, anticipated dividend payments, expected settlements of outstanding litigation and anticipated capital expenditures for at least the next twelve months. Nevertheless, our ability to satisfy our debt service obligations, repurchase shares and debt, pay dividends, pay settlements or judgments in respect of pending litigation or fund planned capital expenditures, will substantially depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry, debt covenants and financial, business and other factors, some of which are beyond our control. We frequently evaluate potential acquisitions. In the past, we have funded acquisitions primarily with cash generated from operations. As a result of the cash needs we have described above and possible acquisition opportunities, in the future we may consider a variety of financing sources, including debt or equity financing.  Currently, other than our asset-based revolving credit facility, we have no commitments for any additional financing.  We cannot be certain that we can obtain additional financing on terms that we find acceptable, if at all, through the issuance of equity securities or the incurrence of additional debt.  Additional equity financing may dilute our stockholders, and debt financing, if available, may among other things, restrict our ability to repurchase shares of Common Stock, declare and pay dividends and raise future capital.  If we are unable to obtain additional needed financing, it may prohibit us from making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our prospects for long-term growth.

Certain Trends and Uncertainties

In addition to trends and uncertainties set forth below, please refer to “Certain Trends and Uncertainties” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, of our Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of certain trends and uncertainties that may impact our business.

We must obtain governmental permits and approvals for mining operations, which can be a costly and time-consuming process, can result in restrictions on our operations, and is subject to litigation that may delay or prevent us from obtaining necessary permits.

Our operations are principally regulated under surface mining permits issued pursuant to the Surface Mining Control and Reclamation Act and state counterpart laws. Such permits are issued for terms of five years with the right of successive renewal. Separately, the Clean Water Act requires permits for operations that discharge into waters of the United States. Valley fills and refuse impoundments are authorized under permits issued by the Corps. The Environmental Protection Agency (the “EPA”) has the authority, which it has rarely exercised until recently, to object to permits issued by the Corps. While the Corps is authorized to issue permits even when the EPA has objections, the EPA does have the ability to override the Corps decision and “veto” the permits. Permitting under the Clean Water Act has been a frequent subject of litigation by environmental advocacy groups that has resulted in periodic declines in such permits issued by the Corps. Additionally, certain surface mines and preparation plants have permits issued pursuant to the Clean Air Act and state counterpart laws allowing and controlling the discharge of air pollutants. Regulatory authorities exercise considerable discretion in the timing of permit issuance. Requirements imposed by these authorities may be costly and time-consuming and may result in delays in, or in some instances preclude, the commencement or continuation of development or production operations. Adverse outcomes in lawsuits challenging permits or failure to comply with applicable regulations could result in the suspension, denial or revocation of required permits, which could have a material adverse impact on our cash flows, results of operations or financial condition. See also Note 13, “Contingencies” to the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Global climate change continues to attract considerable public and scientific attention. Widely publicized scientific reports, such as the Fourth Assessment Report of the Intergovernmental Panel on Climate Change released in 2007, have also engendered widespread concern about the impacts of human activity, especially fossil fuel combustion, on global climate change. A considerable and increasing amount of attention in the United States is being paid to global climate change and to reducing greenhouse gas emissions, particularly from coal combustion by power plants. According to the EIA report, “Emissions of Greenhouse Gases in the United States 2007,” coal combustion accounts for 30% of man-made greenhouse gas emissions in the United States. Legislation was introduced in Congress in the past several years to reduce greenhouse gas emissions in the United States and, although no bills to reduce such emissions have yet passed either house of Congress, bills to reduce such emissions remain pending and others are likely to be introduced.  In April, the EPA released a proposed rule making an "endangerment finding" with respect to six greenhouse gases, including carbon dioxide, due to effects on public health and welfare; if finalized, such a finding would trigger the process under the Clean Air Act for developing air quality standards for these greenhouse gases and establishing emission standards for sources. Further developments in connection with legislation, regulations or other limits on greenhouse gas emissions and other environmental impacts from coal combustion, both in the United States and in other countries where we sell coal, could have a material adverse effect on our cash flows, results of operations or financial condition.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements including guarantees, operating leases, indemnifications and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. Liabilities related to these arrangements are not reflected in our Condensed Consolidated Balance Sheets, and, except for the operating leases, we do not expect any material impact on our cash flows, results of operations or financial condition to result from these off-balance sheet arrangements.

From time to time we use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations. At March 31, 2009, we had $120.5 million of letters of credit outstanding of which $45.0 million was collateralized by $46.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks and $75.5 million was issued under our asset based lending arrangement. No claims were outstanding against those letters of credit as of March 31, 2009.

We use surety bonds to secure reclamation, workers’ compensation, wage payments and other miscellaneous obligations. As of March 31, 2009, we had $327.9 million of outstanding surety bonds. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $318.8 million and other miscellaneous obligation bonds of $9.1 million. Outstanding surety bonds of $46.1 million are secured with letters of credit.

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

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended March 31, 2009, are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of our critical accounting estimates and assumptions.

Recent Accounting Developments

In January 2009, the FASB issued FSP SFAS 107-b and APB 28-a.  This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt FSP SFAS 107-b and APB 28-a and provide the additional disclosure requirements for second quarter 2009.

In March 2009, the FASB released FSP SFAS 157-e.  This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.” FSP SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt the provisions of FSP SFAS 157-e during second quarter 2009, but do not believe this guidance will have a significant impact on our financial position, cash flows or disclosures.

In March 2009, the FASB issued FSP SFAS 115-a. This proposal provides guidance in determining whether impairments in debt securities are other than temporary and modifies the presentation and disclosures surrounding such instruments. FSP SFAS 115-a is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan on adopting the provisions of FSP SFAS 115-a during the second quarter 2009, but do not believe this guidance will have a significant impact on our financial position, cash flows or disclosures.

Item 3:  Quantitative and Qualitative Discussions About Market Risk

In addition to quantitative and qualitative discussions about market risk set forth below, please refer to Item 7A. Quantitative and Qualitative Discussions About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of certain market risk factors, which may impact our business.

Our derivative contracts give rise to commodity price risk, which represents the potential gain or loss that can be caused by an adverse change in the price of coal. See Note 11 to the Notes to Condensed Consolidated Financial Statements for further discussion of our derivatives. The outstanding purchase and sales contracts at March 31, 2009, that are accounted for as derivative instruments in accordance with SFAS 133 are summarized as follows:

	Price Range	Tons Outstanding	Delivery Period
Purchase Contracts	$46.00-$98.00	1,558,750	04/01/09-12/31/09
Sales Contracts	$48.50-$75.00	2,574,000	04/01/09-12/31/09

As of March 31, 2009, a hypothetical increase of 10% in the forward market price would result in an additional fair value loss recorded for these derivative instruments of $4.9 million.  A hypothetical decrease of 10% in the forward market price would result in a fair value gain recorded for these derivative instruments of $4.9 million.

Item 4:  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and Chief Financial Officer (“CFO”), who is our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Information responsive to this Item 1. is contained in Note 13, “Contingencies,” to the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in Part I Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2008, which are incorporated herein by reference.

 Item 1A. Risk Factors

We are subject to a variety of risks, including, but not limited to those referenced under the heading “Certain Trends and Uncertainties” of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and those referenced herein to other Items contained in our Annual Report on Form 10-K for the year ended December 31, 2008, including Item 1. Business, under the headings “Customers and Coal Contracts,” “Competition,” and “Environmental, Safety and Health Laws and Regulations,” Item 1A. Risk Factors, Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “Critical Accounting Estimates and Assumptions,” “Certain Trends and Uncertainties” and elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except as set forth under “Certain Trends and Uncertainties” and elsewhere under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, we do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about shares of Common Stock that were purchased during the first quarter of 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
(In Thousands, Except Average Price Paid Per Share)
Jan. 1 through Jan. 31	-	-	-	-
Feb. 1 through Feb. 28	-	-	-	-
Mar. 1 through Mar. 31	-	-	-	-
Total	-		-	23,242,944	(2)

(1)
We maintain a share repurchase program (the “Repurchase Program”), which was authorized by the Board of Directors and announced on November 14, 2005 that provides we may repurchase shares of Common Stock for an aggregate amount not to exceed $500 million. The Repurchase Program does not require us to acquire any specific number of shares, may be terminated at any time and has no expiration date.

(2)	Calculated using $420 million that may yet be purchased under the Repurchase Program and $18.07, the closing price of Common Stock as reported on the New York Stock Exchange on May 1, 2009.

Item 6. Exhibits

10.1	Massey Energy Company 2006 Stock and Incentive Plan (as amended and restated effective March 25, 2009) [filed herewith]
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [filed herewith]
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [filed herewith]
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [furnished herewith]
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [furnished herewith]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY
(Registrant)

Date: May 8, 2009	/s/ Eric B. Tolbert
Eric B. Tolbert,
Vice President and Chief Financial Officer

Date: May 8, 2009	/s/ David W. Owings
David W. Owings,
Controller