Form 10-Q
period 2009-06-30
MASSEY ENERGY CO
filed 2009-08-10
CIK 37748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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
Yes x No ☐

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

As of July 20, 2009, there were 85,469,643 shares of common stock, $0.625 par value, outstanding.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2009

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Produced coal revenue	$603,219	$710,305	$1,284,246	$1,253,536
Freight and handling revenue	60,948	83,460	118,730	148,502
Purchased coal revenue	19,231	6,867	29,171	17,541
Other revenue	14,229	26,206	33,568	51,884
Total revenues	697,627	826,838	1,465,715	1,471,463

Costs and expenses
Cost of produced coal revenue	484,641	499,661	1,030,566	917,888
Freight and handling costs	60,948	83,460	118,730	148,502
Cost of purchased coal revenue	15,489	5,570	20,695	15,434
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	66,801	61,459	138,419	120,807
Selling, general and administrative	840	848	1,861	1,752
Selling, general and administrative	20,001	38,516	41,871	59,995
Other expense	579	622	1,362	1,408
Litigation charge	-	245,276	-	245,276
Gain on derivative instruments	(377)	-	(9,244)	-
Total costs and expenses	648,922	935,412	1,344,260	1,511,062

Income (loss) before interest and taxes	48,705	(108,574)	121,455	(39,599)

Interest income	2,807	3,586	11,684	8,807
Interest expense	(25,453)	(20,806)	(50,689)	(41,763)

Income (loss) before taxes	26,059	(125,794)	82,450	(72,555)

Income tax (expense) benefit	(5,867)	32,456	(18,832)	21,151

Net income (loss)	$20,192	$(93,338)	$63,618	$(51,404)

Net income (loss) per share
Basic	$0.24	$(1.16)	$0.75	$(0.64)
Diluted	$0.24	$(1.16)	$0.75	$(0.64)

Shares used to calculate Net income (loss) per share
Basic	84,872	80,162	84,865	79,965
Diluted	85,270	80,162	85,226	79,965

Dividends per share	$0.06	$0.05	$0.12	$0.10

See Notes to Condensed Consolidated Financial Statements

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
UNAUDITED

		As Adjusted
	June 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$609,557	$606,997
Short-term investment	15,121	39,383
Trade and other accounts receivable, less allowance of $644 and $873,
respectively	240,403	233,266
Inventories	225,262	233,168
Income taxes receivable	-	6,621
Other current assets	99,133	116,061
Total current assets	1,189,476	1,235,496

Net Property, Plant and Equipment	2,337,855	2,297,696
Other Noncurrent Assets	127,699	139,186
Total assets	$3,655,030	$3,672,378

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, principally trade and bank overdrafts	$163,722	$244,201
Short-term debt	1,546	1,976
Payroll and employee benefits	51,622	56,959
Income taxes payable	1,340	-
Other current liabilities	168,384	201,017
Total current liabilities	386,614	504,153
Noncurrent Liabilities
Long-term debt	1,318,244	1,310,181
Deferred income taxes	183,924	177,294
Pension obligation	62,363	63,304
Other noncurrent liabilities	510,828	490,834
Total noncurrent liabilities	2,075,359	2,041,613
Total liabilities	2,461,973	2,545,766
Shareholders’ Equity
Capital stock
Preferred – authorized 20,000,000 shares without par value; none issued	-	-
Common – authorized 150,000,000 shares of $0.625 par value; issued
85,469,643 and 85,447,970 shares, respectively	53,405	53,378
Additional capital	551,053	542,519
Retained earnings	685,510	632,077
Accumulated other comprehensive loss	(96,911)	(101,362)
Total shareholders’ equity	1,193,057	1,126,612
Total liabilities and shareholders’ equity	$3,655,030	$3,672,378

See Notes to Condensed Consolidated Financial Statements

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
UNAUDITED

	Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$63,618	$(51,404)
Adjustments to reconcile Net income (loss) to Cash provided by operating activities:
Depreciation, depletion and amortization	140,280	122,559
Share-based compensation expense	6,474	5,629
Amortization of bond discount	9,515	314
Deferred income taxes	5,870	(26,494)
(Gain) loss on disposal of assets	(11,046)	247
Gain on reserve exchange	-	(28,833)
Net change in fair value of derivative instruments	(25,034)	-
Asset retirement obligations accretion	7,016	5,922
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,276)	(101,240)
Decrease (increase) in inventories	7,906	(5,229)
Decrease in other current assets	16,928	4,244
Decrease in other assets	7,787	1,922
(Decrease) increase in accounts payable and bank overdrafts	(80,479)	38,539
Increase in accrued income taxes	7,961	16,302
(Decrease) increase in other accrued liabilities	(13,538)	274,534
Increase in other noncurrent liabilities	12,074	20,249
Increase in pension obligation	7,865	834
Asset retirement obligations payments	(2,538)	(3,440)
Cash provided by operating activities	154,383	274,655

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(179,131)	(301,758)
Proceeds from redemption of Short-term investment	24,262	-
Proceeds from sale of assets	15,113	1,440
Cash utilized by investing activities	(139,756)	(300,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of capital lease obligations	(1,812)	(940)
Redemption of 4.75% convertible senior notes	(70)	-
Cash dividends paid	(10,185)	(7,972)
Proceeds from stock options exercised	-	16,467
Income tax benefit from stock option exercises	-	4,792
Cash (utilized) provided by financing activities	(12,067)	12,347

Increase (decrease) in cash and cash equivalents	2,560	(13,316)
Cash and cash equivalents at beginning of period	606,997	365,220

Cash and cash equivalents at end of period	$609,557	$351,904

See Notes to Condensed Consolidated Financial Statements

(1)	Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Annual Report on Form 10-K of Massey Energy Company (“we,” “our,” “us” or the “Company”) for the year ended December 31, 2008. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended June 30, 2009 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2009.

The condensed consolidated financial statements included herein are unaudited; however, the financial statements contain all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary to present fairly our consolidated financial position at June 30, 2009, our consolidated results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States (“GAAP”).

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

A.T. Massey and substantially all of our indirect operating subsidiaries, each such subsidiary being indirectly 100% owned by us, fully and unconditionally, jointly and severally, guarantee our obligations under the 6.625% senior notes due 2010 (“6.625% Notes”), the 6.875% senior notes due 2013 (“6.875% Notes”), the 3.25% convertible senior notes due 2015 (“3.25% Notes”) and the 2.25% convertible senior notes due 2024 (“2.25% Notes”).  The subsidiaries not providing a guarantee of the 6.625% Notes, the 6.875% Notes, the 3.25% Notes and the 2.25% Notes are minor (as defined under Securities and Exchange Commission (“SEC”) Rule 3-10(h)(6) of Regulation S-X). See Note 5 to the Notes to Condensed Consolidated Financial Statements for a more complete discussion of debt.

  We have evaluated all subsequent events through August 10, 2009, the date the financial statements were issued. No material recognized or non-recognizable subsequent events were identified.

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

As the 3.25% Notes were issued during the third quarter of 2008, the adoption of FSP APB 14-1 did not impact our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2008.

Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Event.”  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The pronouncement provides, (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is required to be adopted prospectively and was effective for interim or annual periods ending after June 15, 2009.  We adopted SFAS 165 for the quarter ending June 30, 2009. The adoption of SFAS No. 165 did not have a material effect on our cash flows, results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of GAAP in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on our condensed consolidated financial statements.

(2)           Inventories

Inventories consisted of the following:

	June 30, 2009	December 31, 2008
	(In Thousands)
Saleable coal	$133,561	$144,834
Raw coal	28,155	16,802
Coal inventory	161,716	161,636
Supplies inventory	63,546	71,532
Total inventory	$225,262	$233,168

Saleable coal represents coal ready for sale, including inventories designated for customer facilities under consignment arrangements of $24.4 million and $50.7 million at June 30, 2009 and December 31, 2008, respectively. Raw coal represents coal that generally requires further processing prior to shipment to the customer.

 (3)           Other Current Assets

Other current assets are comprised of the following:

	June 30, 2009	December 31, 2008
	(In Thousands)
Longwall panel costs	$14,722	$12,290
Deposits	59,432	59,648
Other	24,979	44,123
Total other current assets	$99,133	$116,061

Deposits consist primarily of funds placed in restricted accounts with financial institutions to collateralize letters of credit that support workers’ compensation requirements, insurance and other obligations. As of June 30, 2009 and December 31, 2008, Deposits includes $46.0 million of funds pledged as collateral to support $45.0 million of outstanding letters of credit. In addition, Deposits at June 30, 2009 and December 31, 2008 includes $13.4 and $13.0 million of United States Treasury securities supporting various regulatory obligations, respectively.

(4)           Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	June 30, 2009	December 31, 2008
	(In Thousands)
Property, plant and equipment, at cost	$4,520,188	$4,373,325
Accumulated depreciation, depletion and amortization	(2,182,333)	(2,075,629)
Net property, plant and equipment	$2,337,855	$2,297,696

Property, plant and equipment includes gross assets under capital leases of $12.9 and $17.3 million at June 30, 2009 and December 31, 2008, respectively.

During the first quarter of 2009, we sold our interest in certain coal reserves to a third party, recognizing  a pre-tax gain of $7.1 million in Other revenue.

During the first and second quarters of 2008, we exchanged coal reserves with various third parties, recognizing gains in Other revenue of $13.6 and $15.3 million (pre-tax), respectively, in accordance with SFAS 153.  The acquired coal reserves were recorded in Property, plant and equipment at the fair value of the reserves surrendered.

(5)           Debt

Debt is comprised of the following:

		As Adjusted
	June 30, 2009	December 31, 2008
	(In Thousands)
6.875% senior notes due 2013, net of discount
of $3,622 and $3,959, respectively	$756,378	$756,041
3.25% convertible senior notes due 2015, net of discount
of $144,284 and $153,462, respectively	526,716	517,538
6.625% senior notes due 2010	21,949	21,949
2.25% convertible senior notes due 2024	9,647	9,647
4.75% convertible senior notes due 2023	-	70
Capital lease obligations	5,100	6,912
Total debt	1,319,790	1,312,157
Amounts due within one year	(1,546)	(1,976)
Total long-term debt	$1,318,244	$1,310,181

The weighted average effective interest rate of the outstanding borrowings was 7.3% both at June 30, 2009 and December 31, 2008.

Convertible Debt Securities

In May 2008, the FASB issued FSP APB 14-1 (as discussed in Note 1) which is applicable to our 3.25% Notes.  We adopted FSP APB 14-1 as of January 1, 2009, which resulted in increased Interest expense of $4.6 and $9.1 million pre-tax for the three and six months ended June 30, 2009. The impact to Earnings per share was a decrease of $0.04 and $0.07 for the three and six months ended June 30, 2009. FSP APB 14-1 requires us to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate, which was determined to be 7.75% at the date of issuance.

The discount associated with the 3.25% Notes will be amortized via the effective-interest method increasing the reported liability until the notes are carried at par value on their maturity date.

4.75% Notes

During May 2009, we redeemed at par the remaining $70,000 of the 4.75% convertible senior notes due 2023.

(6)	Pension Expense

Net periodic pension expense for both our qualified defined benefit pension plan and nonqualified supplemental benefit pension plan is comprised of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In Thousands)
Service cost	$2,972	$2,212	$5,354	$4,328
Interest cost	4,293	4,057	8,465	8,056
Expected return on plan assets	(4,154)	(5,713)	(8,180)	(11,426)
Recognized loss	4,428	378	8,666	631
Amortization of prior service cost	130	11	140	21
Net periodic pension expense	$7,669	$945	$14,445	$1,610

We paid benefits to participants of the nonqualified supplemental benefit pension plan of $0.03 million for  the six month periods ended June 30, 2009 and 2008. We expect that contributions of an estimated $7.5 million will be required in 2009 for the qualified defined benefit pension plan. We have contributed a total of $5.0 million to the qualified defined benefit pension plan in 2009, $2.5 million in both April and July 2009.

The increase in our 2009 pension cost related to our qualified defined benefit pension plan was due to investment losses on our pension assets incurred during 2008.

(7)           Other Noncurrent Liabilities

Other noncurrent liabilities is comprised of the following:

	June 30, 2009	December 31, 2008
	(In Thousands)
Reclamation	$165,964	$154,823
Workers' compensation and black lung	93,952	92,982
Other postretirement benefits	165,556	161,527
Other	85,356	81,502
Total other noncurrent liabilities	$510,828	$490,834

(8)           Black Lung and Workers’ Compensation Expense

Expenses for black lung benefits and workers’ compensation related benefits include the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In Thousands)
Self-insured black lung benefits:
Service cost	$1,145	$493	$1,845	$1,093
Interest cost	686	845	1,436	1,695
Amortization of actuarial gain	(1,263)	(870)	(2,288)	(1,745)
Subtotal black lung benefits expense	568	468	993	1,043
Other workers' compensation benefits	5,696	7,416	15,065	16,547
Total black lung and workers'
compensation benefits expense	$6,264	$7,884	$16,058	$17,590

Payments for benefits, premiums and other costs related to black lung and workers’ compensation liabilities were $5.7 million and $6.8 million for the three months ended June 30, 2009 and 2008, respectively, and were $17.6 million and $13.4 million for the six months ended June 30, 2009 and 2008, respectively.

(9)           Other Postretirement Benefits Expense

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In Thousands)
Service cost	$920	$777	$1,957	$1,602
Interest cost	2,491	2,072	5,009	4,422
Recognized loss	566	82	1,152	407
Amortization of prior service credit	(188)	(188)	(376)	(376)
Net periodic postretirement benefit cost	$3,789	$2,743	$7,742	$6,055

Payments for benefits related to postretirement benefit cost were $1.8 million and $1.7 million for the three months ended June 30, 2009 and 2008, respectively, and were $3.3 million and $3.1 million for the six months ended June 30, 2009 and 2008, respectively.

 (10)           Earnings Per Share

The number of shares of our common stock, $0.625 par value per share (“Common Stock”), used to calculate basic earnings per share for the three and six months ended June 30, 2009 and 2008 is based on the weighted average of outstanding shares of Common Stock during the respective periods. The number of shares of Common Stock used to calculate diluted earnings per share is based on the number of shares of Common Stock used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by our employees and directors during each period and debt securities currently convertible into shares of Common Stock during each period. The effect of dilutive securities issuances in the amount of 2.7 million and 3.0 million shares of Common Stock for the three and six months ended June 30, 2009, and 2.4 million and 2.8 million shares of Common Stock for the three and six months ended June 30, 2008, respectively, were excluded from the calculation of diluted income per share of Common Stock, as such inclusion would result in antidilution.

The computations for basic and diluted income per share are based on the following per share information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In Thousands, Except Per Share Amounts)
Numerator:
Net income (loss) - numerator for basic	$20,192	$(93,338)	$63,618	$(51,404)
Effect of convertible notes	43	-	87	-
Adjusted net income (loss) - numerator
for diluted	$20,235	$(93,338)	$63,705	$(51,404)

Denominator:
Weighted average shares - denominator
for basic	84,872	80,162	84,865	79,965
Effect of stock options/restricted stock	109	-	71	-
Effect of convertible notes	289	-	290	-
Adjusted weighted average
shares - denominator for diluted	85,270	80,162	85,226	79,965

Net income (loss) per share:
Basic	$0.24	$(1.16)	$0.75	$(0.64)
Diluted	$0.24	$(1.16)	$0.75	$(0.64)

The 2.25% Notes are convertible by holders into shares of Common Stock during certain periods under certain circumstances. The 2.25% Notes were not eligible for conversion at June 30, 2009.  If all of the 2.25% Notes outstanding at June 30, 2009 had been eligible for conversion and were converted, we would have issued 287,113 shares of Common Stock.

The 3.25% Notes are convertible under certain circumstances and during certain periods into (i) cash, up to the aggregate principal amount of the 3.25% Notes subject to conversion and (ii) cash, Common Stock or a combination thereof, at our election in respect to the remainder (if any) of our conversion obligation. As of June 30, 2009, the price per share of Common Stock had not reached the specified threshold for conversion.

 (11)           Derivative Instruments

We evaluate each of our coal sales and coal purchase forward contracts under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to determine if they qualify for the normal purchase normal sale (“NPNS”) exception prescribed by SFAS 133. The majority of our forward contracts do qualify for the NPNS exception based on management's intent and ability to physically deliver or take physical delivery of the coal and therefore are not reflected in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income. For those contracts that do not qualify for the NPNS exception, the contracts are required to be accounted for as derivative instruments in accordance with SFAS 133, which requires all derivative instruments to be recognized as assets or liabilities and to be measured at fair value. We use purchase coal contracts to supplement our produced and processed coal in order to provide coal to meet customer requirements under sales contracts. Those contracts that have been identified as derivatives have not been designated as cash flow or fair value hedges and, accordingly, the net change in fair value is recorded in current period earnings.  As of June 30, 2009, there were approximately 1.3 million and 2.5 million tons outstanding under these coal purchase and coal sales contracts, respectively. We have recorded a net gain of $0.4 million ($4.3 million of unrealized gains due to fair value measurement adjustments and $3.9 million of realized losses due to settlements on existing contracts) for the three months ended June 30, 2009, and a net gain of $9.2 million ($25.0 million of unrealized gains due to fair value measurement adjustments and $15.8 million of realized losses due to settlements on existing contracts) for the six months ended June 30, 2009, related to coal sales and purchase contracts that qualify as derivatives in the Condensed Consolidated Statements of Income under the caption Gain on derivative instruments. An asset of $2.5 million is included in Other current assets in the Condensed Consolidated Balance Sheets as of June 30, 2009. The fair values of our purchases and sales derivative contracts have been aggregated in Other current assets.

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

	June 30, 2009
	(In Thousands)
	Level 1	Level 2	Level 3	Total
Fixed income securities	$13,421	$-	$-	$13,421
Money market funds	623,003	-	-	623,003
Short-term investment	-	-	15,121	15,121
Derivative instruments	-	2,483	-	2,483
Total securities	$636,424	$2,483	$15,121	$654,028

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

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" (SFAS 107) requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159) fair value option was not elected.  The following methods and assumptions were used to estimate the fair value of those financial instruments:

Short-term debt:  The carrying amount reported in the balance sheets for short-term debt approximates its fair value due to the short-term maturity of these instruments.

Long-term debt:  The fair value of long-term debt are estimated using the most recent quoted market prices at which a trade occured.

The carrying amounts and fair values of financial instruments for which SFAS 159 was not elected are presented in the table below.  The carrying value of the 3.25% Notes in the table below reflects the full face amount of $671,000, which has been adjusted on the balance sheet for the adoption of APB 14-1.  See Note 5 to the Notes Condensed Consolidated Financial Statements for more information on SFAS 157.

	June 30, 2009		December 31, 2008
	Carring Value	Fair Value	Carring Value	Fair Value
(In Thousands)
Short-term debt	$ 1,546	$ 1,546	$ 1,976	$ 1,976
Long-term debt	$ 1,462,666	$ 1,183,385	$ 1,462,666	$ 931,011

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

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3):

Short-term
(In Thousands)	Investments

Balance at December 31, 2008	$39,383
Transfers out of Level 3, net	(24,262)
Change in fair value included in earnings	-

Balance at June 30, 2009	$15,121

Losses included in earnings attributable to the change in unrealized
losses relating to assets still held at June 30, 2009	$-

We received distributions from the Primary Fund in the amount of $24.3 million during the first six months of 2009, leaving an investment balance of $15.1 million, net of an estimated $6.5 million loss recorded in 2008. While we expect to receive substantially all of our remaining $15.1 million in the Primary Fund during 2009, we cannot predict during 2009 when this will occur or the actual amount we will eventually receive.

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

 (13)           Contingencies

Harman

In December 1997, A.T. Massey’s then subsidiary, Wellmore Coal Corporation (“Wellmore”), declared force majeure under its coal supply agreement with Harman Mining Corporation (“Harman”) and reduced the amount of coal to be purchased from Harman. On October 29, 1998, Harman and its sole shareholder sued A.T. Massey and five of its other subsidiaries (the “Massey Defendants”) in the Circuit Court of Boone County, West Virginia, alleging that the Massey Defendants tortiously interfered with Wellmore’s agreement with Harman, causing Harman to go out of business. On August 1, 2002, the jury awarded the plaintiffs $50 million in compensatory and punitive damages. On October 24, 2006, the Massey Defendants timely filed their Petition for Appeal to the Supreme Court of Appeals of West Virginia (“WV Supreme Court”).  On November 21, 2007, the WV Supreme Court issued a 3-2 majority opinion reversing the judgment against the Massey Defendants and remanding the case to the Circuit Court of Boone County with directions to enter an order dismissing the case, with prejudice, in its entirety.  The Harman plaintiffs filed motions asking the WV Supreme Court to conduct a rehearing in the case. On January 24, 2008, the WV Supreme Court decided to rehear the case, which was re-argued on March 12, 2008. On April 3, 2008, the WV Supreme Court again reversed the judgment against the Massey Defendants and remanded the case with direction to enter an order dismissing the case,with prejudice, in its entirety. In July 2008, the Harman plaintiffs petitioned the United States Supreme Court (the “U.S. Supreme Court”) to review the WV Supreme Court’s dismissal of their claims.

In December 2008, the U.S. Supreme Court agreed to review the case.  The U.S. Supreme Court granted review based on the question of whether a justice of the WV Supreme Court should have recused himself from the appeal. The U.S. Supreme Court found that the justice should have recused himself and ruled on June 8, 2009 that the matter should be reheard by the West Virginia Supreme Court.  The West Virginia Supreme Court will rehear the matter on September 8, 2009.  We believe the maximum loss exposure to this matter is from zero to approximately $85 million as of June 30, 2009, including post-judgment interest and other costs. We believe a loss is not probable and therefore have not recorded an accrual.  It is reasonably possible that our judgments regarding these matters could change in the near term, resulting in the recording of material losses that would affect our operating results and financial position.

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

West Virginia Trucking

Since January 2003, an advocacy group and residents in Boone, Kanawha, Mingo and Raleigh Counties, West Virginia, filed 17 suits in the Circuit Courts of Kanawha and Mingo Counties, West Virginia, against twelve of our subsidiaries. Plaintiffs alleged that defendants illegally transported coal in overloaded trucks, causing damage to state roads, thereby interfering with plaintiffs’ use and enjoyment of their properties and their right to use the public roads. Plaintiffs seek injunctive relief and compensatory and punitive damages. The WV Supreme Court referred the consolidated lawsuits, and similar lawsuits against other coal and transportation companies not involving our subsidiaries, to the Circuit Court of Lincoln County, West Virginia, to be handled by a mass litigation panel judge. Plaintiffs filed motions requesting class certification. On June 7, 2007, plaintiffs voluntarily dismissed their public nuisance claims seeking monetary damages for road and bridge repairs. Defendants filed a motion requesting that the mass litigation panel judge recommend to the WV Supreme Court that the cases be sent back to the circuit courts of origin for resolution. That motion has not been ruled upon.  Defendants moved to dismiss any remaining public nuisance claims and to limit any damages for nuisance to two years prior to the filing of any suit, and plaintiffs agreed to an order limiting any damages for nuisance to two years prior to the filing of any suit. The motion to dismiss any remaining public nuisance claims was resisted by plaintiffs and argued at hearings on December 14, 2007 and June 25, 2008.,No date has been set for trial. We believe we have insurance coverage applicable to these items and that they will be resolved without a material adverse impact on our cash flows, results of operations or financial condition.

Well Water Suits

Since September 2004, approximately 738 plaintiffs have filed approximately 400 suits against us and our subsidiary, Rawl Sales & Processing Co., in the Circuit Court of Mingo County, West Virginia, for alleged property damage and personal injuries arising out of slurry injection and impoundment practices allegedly contaminating plaintiffs’ water wells. Plaintiffs seek injunctive relief and compensatory damages in excess of $170 million and unquantified punitive damages. Specifically, plaintiffs are claiming that defendants’ activities during the period of 1978 through 1987 rendered their property valueless and request monetary damages to pay, inter alia, the value of their property and future water bills. In addition, many plaintiffs are also claiming that their exposure to the contaminated well water caused neurological injury or physical injury, including cancers, kidney problems and gall stones. Finally, all plaintiffs claimed entitlement to medical monitoring for the next 30 years and have requested unliquidated compensatory damages for pain and suffering, annoyance and inconvenience and legal fees. On April 30, 2009, the Court held a mandatory settlement conference. At that settlement conference, all plaintiffs agreed to settle and dismiss their medical monitoring claims. Additionally, 180 plaintiffs agreed to settle all of their remaining claims and be dismissed from the case. The Court is currently considering whether to dismiss the claims of an additional 179 plaintiffs who did not attend the mandatory settlement conference. All settlements to date will be funded by insurance proceeds.  There are currently 557 plaintiffs remaining.  The trial is scheduled for October 20, 2009.

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

Surface Mining Fills

Since September 2005, three environmental groups sued the United States Army Corps of Engineers (“Corps”) in the United States District Court for the Southern District of West Virginia (the “District Court”), asserting the Corps unlawfully issued permits to four of our surface mines to construct mining fills. The suit alleges the Corps failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act, including preparing environmental impact statements for individual permits. We intervened in the suit to protect our interests. On March 23, 2007, the District Court rescinded four of our subsidiaries’ permits, resulting in the temporary suspension of mining at these surface mines. We appealed that ruling to the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit Court”). On April 17,

                                                                                                                                                                                                                                                                                                                                                   2007, the District Court partially stayed its ruling, permitting mining to resume in certain fills that were already under construction. On June 14, 2007, the District Court issued an additional ruling, finding the Corps improperly approved placement of sediment ponds in streams below fills on the four permits in question.  The District Court subsequently modified its ruling to allow these ponds to remain in place, as the ponds and fills have already been constructed.  The District Court’s ruling could impact the issuance of permits for the placement of sediment ponds for future operations. If the permits for the fills or sediment ponds are ultimately held to be unlawfully issued, production could be affected at these surface mines, and the process of obtaining new Corps permits for all surface mines could become more difficult. We appealed both rulings to the Fourth Circuit Court.  On February 13, 2009, the Fourth Circuit Court reversed the prior rulings of the District Court and remanded the matter for further proceedings. On March 30, 2009, the Plaintiffs requested that the Fourth Circuit Court reconsider the case.  The request was denied on May 20, 2009.  The Plaintiffs have until August 27, 2009, to seek an appeal before the U.S. Supreme Court, but have not done so to date.

Customer Disputes

We have customers who claim they did not receive, or did not timely receive, all of the coal required to be shipped to them during 2008 (“unshipped tons”). In such cases, it is typical for a customer and coal producer to agree upon a schedule for shipping unshipped tons in subsequent years.  A few of our customers, however, have notified us of filed claims or potential claims for cover damages, which damages are equal to the difference between the contract price of the coal that was not delivered and the market price of replacement coal or comparable quality coal.

We recently resolved claims for cover by some of our customers, including several claims involving arbitration and litigation for cover by one customer who had failed to pay approximately $35 million owed to us for several shipments of coal. The customer notified us that it had offset the amounts from its required payments in response to damages allegedly suffered due to alleged shipment shortfalls.  The resolution of all of these claims for cover was not materially different from our initial accounting estimates.  Discussions with other customers remain ongoing.

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

We believe that we have strong defenses to these claims and potential claims and further feel that many or all of these claims may be resolved without litigation. We have recorded an accrual for our best estimate of probable losses related to these matters. While we believe that all of these matters discussed above will be resolved without a material adverse impact on our cash flows, results of operations or financial condition, it is reasonably possible that our judgments regarding some or all of these matters could change in the near term. The aggregate exposure related to these claims in excess of our accrual is up to $76 million of charges that would affect our future operating results and financial position.

Spartan Unfair Labor Practice Matter & Related Age Discrimination Class Action

In 2005, the United Mine Workers of America (“UMWA”) filed an unfair labor practice charge with the National Labor Relations Board (“NLRB”) alleging that one of our subsidiaries, Spartan Mining Company (“Spartan”), discriminated on the basis of anti-union animus in its employment offers.  The NLRB issued a complaint and an NLRB Administrative Law Judge (“ALJ”) issued a recommended decision making detailed findings that Spartan committed a number of unfair labor practice violations and awarding, among other relief, back pay damages to union discriminatees.  The ALJ’s decision is on appeal to the NLRB.  We have no insurance coverage applicable to this unfair labor practice matter; however, its resolution is not expected to have a material impact on our cash flows, results of operations or financial condition.

On November 1, 2006, a class action age discrimination civil case was filed in West Virginia’s Fayette County Circuit Court.  The suit alleged that Spartan discriminated against employment applicants on the basis of age.  The class includes approximately 229 individuals, 82 of whom are also union discriminatees at issue in the ALJ’s decision. The plaintiffs made claims for back pay, front pay, punitive damages, and other compensatory damages, plus attorney fees. We have insurance coverage applicable to the class action and, on July 28, 2009, the parties executed a Class Settlement Agreement, that establishes a settlement fund from which all class claims and attorney fees will be paid.  The majority of the settlement proceeds are to be paid by the insurer, with Spartan’s portion of the settlement limited to its insurance deductible of $1 million dollars plus applicable employer payroll taxes for back pay allocated to class plaintiffs.  The parties anticipate that a final hearing approving the settlement will be held by November 1, 2009.  Consequently, we expect this matter to conclude without a material impact on our cash flows, results of operations or financial condition.

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

Executive Overview

We operate coal mines and processing facilities in Central Appalachia, which generate revenues and cash flow through the mining, processing and selling of steam and metallurgical grade coal, primarily of a low sulfur content. We also generate income and cash flow through other coal-related businesses, including the management of material handling facilities. Other revenue is obtained from royalties, rentals, gas well revenues, gains on the sale or exchange of non-strategic assets and miscellaneous income.

We reported net income for the second quarter of $20.2 million, or $0.24 per diluted share, compared to a net loss of ($93.3) million, or ($1.16) per diluted share, for the second quarter of 2008. Results for the second quarter of 2008 included a pre-tax charge of $245.3 million recorded in Litigation charge that was related to the litigation with Wheeling-Pittsburgh Steel Corporation (“WPS”).

Produced tons sold were 9.4 million in the quarter, compared to 10.8 million in the second quarter of 2008. We produced 9.4 million and 10.5 million tons in the second quarter of 2009 and 2008, respectively. The lower coal production in 2009 was primarily the result of the idling of higher cost mines and the reduction of hours worked, mainly overtime and weekend shifts, in response to lower demand. Exports decreased to 1.4 million tons from 2.2 million tons in the second quarter of 2009 versus 2008. Quarterly shipments of produced tons for the remaining quarters in 2009 are expected to be lower than during the comparable period of 2008.  Increasing coal stockpiles due to utilities shifting to gas fired generation and weak demand for electric power generation and steel production in both domestic and international markets has created challenges among our customer base to accept shipments of coal according to contracted schedules.  We are working with our customers to modify shipment schedules and amend contract terms where necessary or appropriate, which may affect our revenues and margins in future periods.

During the second quarter of 2009, Produced coal revenue decreased by 15% compared to the second quarter of 2008 reflecting lower shipments in 2009 and a 2% decrease in average produced coal revenue per ton sold.  Produced coal revenue in the second quarter of 2009 benefited from $15.1 million of net pricing adjustments with a number of customers, which included a favorable arbitration decision in a price negotiation. Our average Produced coal revenue per ton sold in the second quarter of 2009 decreased to $64.14 compared to $65.78 in the second quarter of 2008. Our average Produced coal revenue per ton in the second quarter of 2009 for utility tons sold increased by 12% to $53.19 from $47.39 in the second quarter of 2008. The improvement in average Produced coal revenue per ton for utility tons sold is largely attributable to prices contracted during a period of increased demand and resultant higher pricing for utility grades of coal in the United States secured in new coal sales agreements as lower-priced contracts expired.

Our Average cash cost per ton sold (see Note 1 below) was $53.66, compared to $49.84 in the previous year’s second quarter. The increased cost level is primarily due to higher fixed cost absorption on lower volume shipped, and increased trucking and equipment rental costs. In response to the current difficult market conditions, we have taken certain actions to reduce overall costs including the idling of several higher cost mines, limitation of overtime, selective general and administrative cost reductions, renegotiation of supply contracts and the implementation of significant wage and benefit reductions beginning on May 1, 2009.  Additional cost cutting initiatives are under consideration for implementation during the remainder of 2009.

The continuing recession, credit crisis and related turmoil in the global financial system has had and may continue to have a negative impact on our business, financial condition and liquidity.  We may face significant future challenges if conditions in the financial markets do not improve in a timely fashion or worsen. Worldwide demand for coal has been adversely impacted, particularly for our metallurgical grade coals, which has led to lower sales and requests from our customers for the deferral of contracted shipments. This resulted negatively on our revenues. The competitiveness of coal exported from the United States has been negatively impacted by the lower worldwide demand for steel as utilization rates have been significantly reduced by most steel producers, and the decline of freight costs of ocean going vessels allowing coal produced in more distant countries, such as Australia, to compete with U.S. exports in the Atlantic Basin. Moreover, volatility and disruption of financial markets could affect the creditworthiness of our customers and/or limit our customers’ ability to obtain adequate financing to maintain operations and result in a further decrease in sales volume that could have a negative impact on our cash flows, results of operations or financial condition.

_____________________
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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
	$	per ton	$	per ton	$	per ton	$	per ton
	(In Millions, Except Per Ton Amounts)
Total costs and expenses	$648.9		$935.4		$1,344.3		$1,511.1
Less: Freight and handling costs	60.9		83.4		118.7		148.5
Less: Cost of purchased coal revenue	15.5		5.6		20.7		15.4
Less: Depreciation, depletion and
amortization	67.6		62.3		140.3		122.6
Less: Other expense	0.7		0.6		1.3		1.4
Less: Litigation charge	-		245.3		-		245.3
Less: Gain on derivative instruments	(0.4)		-		(9.2)		-
Average cash cost	$504.6	$53.66	$538.2	$49.84	$1,072.5	$53.07	$977.9	$47.85

Results of Operations

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Revenues
	Three Months Ended
	June 30,
			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In Thousands)
Revenues
Produced coal revenue	$603,219	$710,305	$(107,086)	(15%)
Freight and handling revenue	60,948	83,460	(22,512)	(27%)
Purchased coal revenue	19,231	6,867	12,364	180%
Other revenue	14,229	26,206	(11,977)	(46%)
Total revenues	$697,627	$826,838	$(129,211)	(16%)

The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the second quarter of 2009 compared to the second quarter of 2008:

	Three Months Ended
	June 30,
			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In millions, except per ton amounts)
Produced tons sold:
Utility	7.1	6.8	0.3	4%
Metallurgical	1.8	3.0	(1.2)	(40%)
Industrial	0.5	1.0	(0.5)	(50%)
Total	9.4	10.8	(1.4)	(13%)

Average produced coal revenue per ton sold:
Utility	$53.19	$47.39	$5.80	12%
Metallurgical	105.98	109.58	(3.60)	(3%)
Industrial	70.84	59.99	10.85	18%
Weighted average	$64.14	$65.78	$(1.64)	(2%)

Shipments of metallurgical and industrial coal declined during the second quarter of 2009, compared to the same period in 2008 due to lower customer demand, as the United States and world economies continue to suffer through a severe recession. The decrease in metallurgical coal shipments was the primary driver behind the decrease in Produced coal revenue. The average per ton sales price for utility coal was higher in the second quarter of 2009 compared to the second quarter of 2008, attributable to prices contracted during prior periods when demand and pricing were elevated for utility grade coal in the United States.

Freight and handling revenue decreased in the second quarter of 2009 compared to the same period in 2008 due to a reduction in the number of contracts in which customers were required to pay freight in the second quarter of 2009 compared to the second quarter of 2008, and due to a decrease in export tons sold from 2.2 million in the second quarter of 2008 to 1.4 million in the second quarter of 2009.

Purchased coal revenue increased in the second quarter of 2009 compared to the same period in 2008 as a result of a 0.2 million ton increase in the number of purchased tons shipped. Purchased coal revenue per ton decreased by $0.99 from $72.43 in the second quarter of 2008 to $71.44 in the second quarter of 2009.

Other revenue includes refunds on railroad agreements, royalties related to coal lease agreements, gas well revenue, gains on the sale or exchange of non-strategic assets and reserve exchanges, joint venture revenue and other miscellaneous revenue. Other revenue for the second quarter of 2008 includes a pre-tax gain of $15.3 million on an exchange of coal reserves.

Costs

	Three Months Ended
	June 30,
			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In Thousands)
Costs and expenses
Cost of produced coal revenue	$484,641	$499,661	$(15,020)	(3%)
Freight and handling costs	60,948	83,460	(22,512)	(27%)
Cost of purchased coal revenue	15,489	5,570	9,919	178%
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	66,801	61,459	5,342	9%
Selling, general and administrative	840	848	(8)	(1%)
Selling, general and administrative	20,001	38,516	(18,515)	(48%)
Other expense	579	622	(43)	(7%)
Litigation charge	-	245,276	(245,276)	(100%)
Gain on derivative instruments	(377)	-	(377)	(100%)
Total costs and expenses	$648,922	$935,412	$(286,490)	(31%)

Cost of produced coal revenue decreased primarily due to decreased volume of produced tons sold from 10.8 million in the second quarter of 2008 to 9.4 million in the second quarter of 2009.  Offsetting the volume based cost reduction were increased trucking and equipment rental costs in the second quarter of 2009 compared to the same period in 2008.

Freight and handling costs decreased in the second quarter of 2009 compared to the same period in 2008 due to a reduction in the number of contracts in which customers were required to pay freight in the second quarter of 2009 compared to the second quarter of 2008, and due to a decrease in export tons sold from 2.2 million in the second quarter of 2008 to 1.4 million in the second quarter of 2009.

Cost of purchased coal revenue increased in the second quarter of 2009 compared to the same period in 2008 as a result of a 0.2 million ton increase in the number of purchased tons shipped.   Cost of purchased coal
revenue for the three months ended June 30, 2009 includes a $2.5 million black lung excise tax refund.

Depreciation, depletion and amortization increased due to increased capital expenditures in recent prior periods.

Selling, general and administrative expense decreased due to lower stock-based compensation accruals in the second quarter of 2009 compared to the same period in 2008 because the increase in the company’s stock price during the second quarter of 2009 was substantially lower than the price increase in the same period in 2008.

Litigation charge represents an accrual for a specific legal action related to the litigation with WPS that was recorded in the second quarter of 2008.

Gain on derivative instruments represents net gains of $0.4 million related to purchase and sales contracts that qualify as derivatives (see Note 11 to the Notes to Condensed Consolidated Financial Statements for further discussion).

   Interest Expense

Interest expense increased due to the adoption of FSP APB 14-1 on January 1, 2009, resulting in additional interest expense of $4.6 million on the 3.25% Notes issued that were issued in August 2008 (see Note 5 to the Notes to Condensed Consolidated Financial Statements for further discussion).

Income Taxes

Our effective tax rate is sensitive to changes in estimates of annual pre-tax earnings and percentage depletion. The increase in the effective tax rate from the second quarter of 2008 to the second quarter of 2009 is primarily the result of differences in pre-tax income, the impact of percentage depletion and projected changes in deferred taxable and deductible differences. Our second quarter 2008 income tax benefit was impacted by a favorable adjustment for interest received from the IRS in connection with the closing of a prior period audit.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Revenues
	Six Months Ended
	June 30,
			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In Thousands)
Revenues
Produced coal revenue	$1,284,246	$1,253,536	$30,710	2%
Freight and handling revenue	118,730	148,502	(29,772)	(20%)
Purchased coal revenue	29,171	17,541	11,630	66%
Other revenue	33,568	51,884	(18,316)	(35%)
Total revenues	$1,465,715	$1,471,463	$(5,748)	(0%)

The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the first six months of 2009 compared to the first six months of 2008:

	Six Months Ended
	June 30,
			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In millions, except per ton amounts)
Produced tons sold:
Utility	15.3	13.2	2.1	16%
Metallurgical	3.6	5.2	(1.6)	(31%)
Industrial	1.3	2.0	(0.7)	(35%)
Total	20.2	20.4	(0.2)	(1%)

Average produced coal revenue per ton sold:
Utility	$53.70	$47.63	$6.07	13%
Metallurgical	104.47	97.14	7.33	8%
Industrial	67.69	57.49	10.20	18%
Weighted average	$63.55	$61.34	$2.21	4%

Shipments of utility coal increased in the first six months of 2009 compared to the same period in 2008 as production of utility quality coal increased, mainly as a result of new mines started in 2008.  Shipments of metallurgical and industrial coal declined during the first six months of 2009 compared to the same period in 2008 due to lower customer demand, as the United States and world economies continue to suffer through a severe recession. The decrease in metallurgical coal shipments was the primary driver behind the decrease in Produced coal revenue. The average per ton sales price for all grades of coal was higher in the first six months of 2009 compared to the first six months of 2008, attributable to prices contracted during prior periods when demand and pricing were elevated for utility grade coal in the United States.

Freight and handling revenue decreased due to a reduction in the number of contracts in which customers were required to pay freight in the first six months of 2009 compared to the first six months of 2008, and by a decrease in export tons sold from 4.1 million in the first six months of 2008 to 3.0 million in the first six months of 2009.

Purchased coal revenue increased in the first six months of 2009 compared to the same period in 2008 as a result of a 0.1 million tons increase in the number of purchased tons shipped.  Purchased coal revenue per ton increased by $10.45 from $56.76 per ton in the first six months of 2008 to $67.22 per ton for the first six months in 2009.

Other revenue includes refunds on railroad agreements, royalties related to coal lease agreements, gas well revenue, gains on the sale of non-strategic assets and reserve exchanges, joint venture revenue and other miscellaneous revenue. Other revenue for the first six months of 2009 includes a pre-tax gain of $7.1 million on the sale of our interest in certain coal reserves to a third party.  Other revenue for the first six months of 2008 includes a pre-tax gain of $28.9 million on an exchange of coal reserves.

Costs

	Six Months Ended
	June 30,
			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In Thousands)
Costs and expenses
Cost of produced coal revenue	$1,030,566	$917,888	$112,678	12%
Freight and handling costs	118,730	148,502	(29,772)	(20%)
Cost of purchased coal revenue	20,695	15,434	5,261	34%
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	138,419	120,807	17,612	15%
Selling, general and administrative	1,861	1,752	109	6%
Selling, general and administrative	41,871	59,995	(18,124)	(30%)
Other expense	1,362	1,408	(46)	(3%)
Litigation charge	-	245,276	(245,276)	(100%)
Gain on derivative instruments	(9,244)	-	(9,244)	(100%)
Total costs and expenses	$1,344,260	$1,511,062	$(166,802)	(11%)

Cost of produced coal revenue increased primarily due to higher production costs including increases in labor costs and trucking and equipment rental costs during the first six months of 2009 compared to same period in 2008.

Freight and handling costs decreased due to a reduction in the number of contracts in which customers were required to pay freight in the first six months of 2009 compared to the first six months of 2008, and by a decrease in export tons sold from 4.1 million in the first six months of 2008 to 3.0 million in the first six months of 2009.

    Cost of purchased coal revenue increased in the first six months of 2009 compared to the same period in 2008 as a result of a 0.1 million ton increase in the number of purchased tons shipped.  Cost of purchased coal revenue for the first six months of 2009 includes a $7.7 million black lung excise tax refund.

Depreciation, depletion and amortization increased due to increased capital expenditures in recent prior periods.

Selling, general and administrative expense decreased due to lower stock-based compensation accruals in the first six months of 2009 compared to the same period in 2008 because the increase in the company’s stock price during the first six months of 2009 was substantially lower than the price increase in the same period in 2008.

Litigation charge represents an accrual for a specific legal action related to the litigation with WPS that was recorded during the first six months of 2008.

Gain on derivative instruments represents net gains of $9.2 million related to purchase and sales contracts that qualify as derivatives (see Note 11 to the Notes to Condensed Consolidated Financial Statements for further discussion).

Interest Income

Interest income increased for the first six months of 2009 due to $8.5 million in interest received related to black lung excise tax refunds, offset by a significant reduction in interest earned on money market funds.

Interest Expense

Interest expense increased due to the adoption of FSP APB 14-1 on January 1, 2009 resulting in additional interest expense of $9.1 million on the 3.25% Notes issued that were issued in August 2008 (see Note 5 to the Notes to Condensed Consolidated Financial Statements for further discussion).

Income Taxes

Our effective tax rate is sensitive to changes in estimates of annual pre-tax earnings and percentage depletion. The increase in the effective tax rate from the first six months of 2008 to the first six months of 2009 is primarily the result of differences in pre-tax income, the impact of percentage depletion and projected changes in deferred taxable and deductible differences. Our income tax benefit during the first six months of 2008 was impacted by a favorable adjustment for interest received from the IRS in connection with the closing of a prior period audit.

Liquidity and Capital Resources

At June 30, 2009, our available liquidity was $709.1 million, comprised of Cash and cash equivalents of $609.6 million and $99.5 million of availability from our asset-based revolving credit facility (“ABL”).  CIT Group, Inc. (“CIT”) is a participant in our ABL. On July 20, 2009, CIT filed a Current Report on Form 8-K with the SEC, reporting that it may need to seek relief under the U.S. Bankruptcy Code unless certain events occur. It is not certain whether CIT will honor its commitment to make loans under the ABL or whether another lender under the ABL might assume CIT’s commitment. Consequently, our ability to borrow under the ABL may be adversely impacted. If CIT is unable to fund its commitment under our ABL and no other lender assumes its commitment, the availability from our ABL may be reduced by up to $25 million.  We also have a $15.1 million investment in the Primary Fund, which is recorded in Short-term investment. Our total debt-to-book capitalization ratio was 52.5% at June 30, 2009.

Our Debt was comprised of the following:

		As Adjusted
	June 30, 2009	December 31, 2008
	(In Thousands)
6.875% senior notes due 2013, net of discount
of $3,622 and $3,959, respectively	$756,378	$756,041
3.25% convertible senior notes due 2015, net of discount
of $144,284 and $153,462, respectively	526,716	517,538
6.625% senior notes due 2010	21,949	21,949
2.25% convertible senior notes due 2024	9,647	9,647
4.75% convertible senior notes due 2023	-	70
Capital lease obligations	5,100	6,912
Total debt	1,319,790	1,312,157
Amounts due within one year	(1,546)	(1,976)
Total long-term debt	$1,318,244	$1,310,181

 We believe that we are currently in compliance with all of our debt covenants.

Convertible Debt Securities

In May 2008, the FASB issued FSP APB 14-1 (as discussed in Note 1) which is applicable to our 3.25% Notes.  We adopted FSP APB 14-1 as of January 1, 2009, which resulted in increased Interest expense of $4.6 and $9.1 million pre-tax for the three and six months ended June 30, 2009. The impact to Earnings per share was a decrease of $0.04 and $0.07 for the three and six months ended June 30, 2009. FSP APB 14-1 requires us to separately account for the liability and equity components in a manner reflective of our nonconvertible debt borrowing rate, which was determined to be 7.75% at the date of issuance.

We will amortize the discount associated with the 3.25% Notes via the effective-interest method increasing the reported liability until the 3.25% Notes are carried at par value on their maturity date.

4.75% Notes

During May 2009, we redeemed at par the remaining $70,000 of the 4.75% convertible senior notes due 2023.

Common Stock Offering Program

 On February 3, 2009, pursuant to Rule 424(b)(5), we filed a prospectus supplement with the Securities and Exchange Commission (“SEC”) allowing us to sell up to 5.0 million shares of Common Stock from time to time at our discretion.  The proceeds from any shares of Common Stock sold will be used for general corporate purposes, which may include funding for acquisitions or investments in business, products, technologies, and repurchases and repayment of our indebtedness.  As of June 30, 2009, no shares of Common Stock had been sold pursuant to this program.

Cash Flow

Net cash provided by operating activities was $154.4 million for the six months ended June 30, 2009 compared to $274.7 million for the six months ended June 30, 2008. Cash provided by operating activities reflects Net income adjusted for non-cash charges and changes in working capital requirements.

Net cash utilized by investing activities was $139.8 million and $300.3 million for the six months ended June 30, 2009 and 2008, respectively. The cash used in investing activities reflects capital expenditures in the amount of $179.1 million and $301.8 million for the first six months ended June 30, 2009 and 2008, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity and projects to improve the efficiency of mining operations.  Additionally, the six months ended June 30, 2009 and 2008 included $15.1 million and $1.4 million, respectively, of proceeds provided by the sale of assets.

Net cash utilized by financing activities was $12.1 million compared to net cash provided of $12.3 million for the six months ended June 30, 2009 and 2008, respectively.  Financing activities for the six months ended June 30, 2009 and 2008 primarily reflects change in debt levels, payments of dividends, and the exercising of stock options in 2008.

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

Debt Ratings

Moody’s and S&P rate our long-term debt. On June 24, 2009, the outlook assigned by S&P on our corporate credit rating of ‘BB-‘ was changed from stable to negative. Moody’s did not change its assigned ratings during the quarter.

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

Our operations are principally regulated under surface mining permits issued pursuant to the Surface Mining Control and Reclamation Act and state counterpart laws. Such permits are issued for terms of five years with the right of successive renewal. Separately, the Clean Water Act requires permits for operations that discharge into waters of the United States. Valley fills and refuse impoundments are authorized under permits issued by the U.S. Army Corps of Engineers (the “Corps”). The Environmental Protection Agency (the “EPA”) has the authority,which it has rarely exercised until recently, to object to permits issued by the Corps.  While the Corps is authorized to issue permits even when the EPA has objections, the EPA does have the ability to override the Corps decision and “veto” the permits. Permitting under the Clean Water Act has been a frequent subject of litigation by environmental advocacy groups that has resulted in periodic delays in such permits issued by the Corps. Additionally, certain operations (particularly preparation plants) have permits issued pursuant to the Clean Air Act and state counterpart laws allowing and controlling the discharge of air pollutants. Regulatory authorities exercise considerable discretion in the timing of permit issuance. Requirements imposed by these authorities may be costly and time-consuming and may result in delays in, or in some instances preclude, the commencement or continuation of development or production operations. Adverse outcomes in lawsuits challenging permits or failure to comply with applicable regulations could result in the suspension, denial or revocation of required permits, which could have a material adverse impact on our cash flows, results of operations or financial condition. See also Note 13, “Contingencies” to the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Global climate change continues to attract considerable public and scientific attention. Widely publicized scientific reports, such as the Fourth Assessment Report of the Intergovernmental Panel on Climate Change released in 2007, have also engendered widespread concern about the impacts of human activity, especially fossil fuel combustion, on global climate change. A considerable and increasing amount of attention in the United States is being paid to global climate change and to reducing greenhouse gas emissions, particularly from coal combustion by power plants. According to the EIA report, “Emissions of Greenhouse Gases in the United States 2007,” coal combustion accounts for 30% of man-made greenhouse gas emissions in the United States.  In April, the EPA released a proposed rule making an "endangerment finding" with respect to six greenhouse gases, including carbon dioxide, due to effects on public health and welfare; if finalized, such a finding would trigger the process under the Clean Air Act for developing air quality standards for these greenhouse gases and establishing emission standards for sources.  In June, the U.S. House of Representatives passed the so-called "Waxman-Markey" bill, which provides for substantial reductions in greenhouse gases, including carbon dioxide, through a "cap and trade" system.  The U.S. Senate is expected to consider the "Waxman-Markey" bill in the fall of 2009.  Further developments in connection with legislation, regulations or other limits on greenhouse gas emissions and other environmental impacts from coal combustion, both in the United States and in other countries where we sell coal, could have a material adverse effect on our cash flows, results of operations or financial condition.

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

From time to time we use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations. At June 30, 2009, we had $120.5 million of letters of credit outstanding of which $45.0 million was collateralized by $46.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks and $75.5 million was issued under our asset based lending arrangement. No claims were outstanding against those letters of credit as of June 30, 2009.

We use surety bonds to secure reclamation, workers’ compensation, wage payments and other miscellaneous obligations. As of June 30, 2009, we had $323.5 million of outstanding surety bonds. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $312.8 million and other miscellaneous obligation bonds of $10.7 million. Outstanding surety bonds of $46.1 million are secured with letters of credit.

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

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended June 30, 2009, are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of our critical accounting estimates and assumptions.

Recent Accounting Developments

In May 2009, the FASB issued SFAS No. 165, “Subsequent Event.”  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The pronouncement provides, (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is required to be adopted prospectively and was effective for interim or annual periods ending after June 15, 2009.  We adopted SFAS 165 for the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have a material effect on our cash flows, results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on our condensed consolidated financial statements.

Item 3:  Quantitative and Qualitative Discussions About Market Risk

In addition to quantitative and qualitative discussions about market risk set forth below, please refer to Item 7A. Quantitative and Qualitative Discussions About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of certain market risk factors, which may impact our business.

Our derivative contracts give rise to commodity price risk, which represents the potential gain or loss that can be caused by an adverse change in the price of coal. See Note 11 to the Notes to Condensed ConsolidatedFinancial Statements for further discussion of our derivatives. The outstanding purchase and sales contracts at June 30, 2009, that are accounted for as derivative instruments in accordance with SFAS 133, are summarized as follows:

	Price Range	Tons Outstanding	Delivery Period
Purchase Contracts	$42.00-$98.00	1,275,000	07/01/09-12/31/10
Sales Contracts	$47.25-$75.00	2,482,500	07/01/09-12/31/10

As of June 30, 2009, a hypothetical increase of 10% in the forward market price would result in an additional fair value loss recorded for these derivative instruments of $5.8 million.  A hypothetical decrease of 10% in the forward market price would result in a fair value gain recorded for these derivative instruments of $5.8 million.

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

There has been no change in our internal control over financial reporting during the three months ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about shares of Common Stock that were purchased during the second quarter of 2009.

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

(2)
Calculated using the  $420 million that may yet be purchased under the Repurchase Program and a price per share of $18.07, the closing price of Common Stock as reported on the New York Stock Exchange on August 1, 2009.

 Item 4. Submission of Matters to a Vote of Security Holders

On May 19, 2009, our stockholders voted on the following proposals at the 2009 Annual Meeting of Stockholders (the “Annual Meeting”) at which there were present at the Annual meeting, in person or by proxy, the holders of 75,334,396 shares of Common Stock, representing 88.13% percent of the total number of shares outstanding as of the record date, such percentage constituted a quorum. The independent inspectors of election certified the following results with respect to each of the following proposals:

(1)
Election of Directors. We proposed to elect James B. Crawford, E. Gordon Gee, Lady Judge and Stanley C. Suboleski as Class I directors to hold office for three years and until their respective successors are duly qualified and elected. Based upon the voting provisions of our Certificate of Incorporation related to the election of directors, the following director candidates having received the number of votes following their name were elected by our stockholders to the Board of Directors: Mr. Crawford 54,940,697 “Votes For,” 20,393,699 “Withholds;” Dr. Gee 64,452,821 “Votes For,” 10,881,575 “Withholds;” Lady Judge 31,177,528 “Votes For,” 44,156,868 “Withholds;” and Mr. Suboleski 63,226,371 “Votes For,” 12,108,025 “Withholds.” The following directors had terms of office that did not expire at the 2009 Annual Meeting: Don L. Blankenship, Robert H. Foglesong, Richard M. Gabrys, Bobby R. Inman, Dan R. Moore and Baxter F. Phillips, Jr. There were no broker non-votes. Dr. Gee subsequently retired from the Board of Directors effective July 1, 2009.

(2)
Appointment of Ernst & Young LLP. Our stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 with 72,075,108 “Votes For,” 400,309 “Votes Against,” and 2,858,979 “Abstentions.” The “Votes For” represented 95.7% of the shares of Common Stock represented at the meeting, which was more than the 50% required by our Certificate of Incorporation to pass. There were no broker non-votes.

(3)
Amendments to the Massey Energy Company 2006 Stock and Incentive Compensation Plan (as amended, the 2006 Plan). The proposal (i) increasing the number of Common Stock authorized for issuance under the 2006 Plan by 1,550,000 shares, (ii) limiting the maximum number of shares available for awards granted in any form provided for under the 2006 Plan other than options or stock appreciation rights to no more than 75% of the total number of issuable shares, (iii) revising Section 4.3 of the 2006 Plan to provide that shares of Common Stock subject to an option or stock appreciation right award under the 2006 Plan may not again be made available for issuance under the 2006 Plan under the circumstances set forth in Section 4.3 and (iv) amending the 2006 Plan to update, clarify and re-approve the qualifying performance criteria contained in the 2006 Plan passed, having received 56,354,145 “Votes For,” 6,336,618 “Votes Against,” and 157,501 “Abstentions.” The “Votes For” represented 89.7% of the shares of Common Stock cast on this proposal at the meeting, which was more than the 50% required by our Certificate of Incorporation to pass. There were 12,486,132 broker non-votes which are not considered votes cast.

(4)
Stockholder proposal regarding an environmental progress report. The stockholder proposal regarding an environmental progress report did not pass, having received 19,033,999 “Votes For,” 29,245,956 “Votes Against” and 14,568,308 “Abstentions.” The “Votes For” represented 30.3% of the shares of Common Stock cast on this proposal at the meeting, which was less than the 50% required by our Certificate of Incorporation to pass. There were 12,486,132 broker non-votes which are not considered votes cast.

(5)
Stockholder proposal regarding a carbon dioxide emissions report. The stockholder proposal regarding a climate change report did not pass, having received 22,183,878 “Votes For,” 26,412,691 “Votes Against” and 14,251,695 “Abstentions.” The “Votes For” represented 35.3% of the shares of Common Stock cast on this proposal at the meeting, which was less than the 50% required by our Certificate of Incorporation to pass. There were 12,486,132 broker non-votes which are not considered votes cast.

(6)
Stockholder proposal regarding expedited disclosure of voting results. The stockholder proposal regarding expedited disclosure of voting results did pass, having received 32,879,644 “Votes For,” 29,704,445 “Votes Against” and 264,175 “Abstentions.” The “Votes For” represented 52.3% of the shares of Common Stock cast on this proposal at the meeting, which was more than the 50% required by our Certificate of Incorporation to pass. There were 12,486,132 broker non-votes which are not considered votes cast.

Item 6. Exhibits

4.1
Third Supplemental Indenture, dated July 21, 2009 by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, supplementing that certain Senior Indenture dated May 29, 2003 in connection with the Company’s 2.25% convertible senior notes.  [filed herewith]

4.2
Second Supplemental Indenture, dated July 21, 2009 by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, supplementing that certain Senior Indenture dated November 10, 2003 in connection with the Company’s 6.625% senior notes.  [filed herewith]

4.3
First Supplemental Indenture, dated July 21, 2009 by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, supplementing that certain Senior Indenture dated November 10, 2003 in connection with the Company’s 6.875% senior notes.  [filed herewith]

4.4
Second Supplemental Indenture, dated July 21, 2009 by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, supplementing that certain Senior Indenture dated August 12, 2008 in connection with the Company’s 3.25% convertible senior notes.  [filed herewith]

10.1	Employee Agreement (as Amended and Restated) effective as of May 25, 2009 between Massey Energy Company and Michael K. Snelling [filed herewith]
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [filed herewith]
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [filed herewith]
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [furnished herewith]
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [furnished herewith]

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2009, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Condensed Consolidated Statement of Income for the three months ended June 30, 2009 and 2008, (ii) the Condensed Consolidated Balance Sheet at June 30, 2009 and December 31, 2008, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2009 and 2008 and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY
(Registrant)

Date: August 10, 2009	/s/ Eric B. Tolbert
Eric B. Tolbert,
Vice President and Chief Financial Officer

Date: August 10, 2009	/s/ David W. Owings
David W. Owings,
Controller