Form 10-Q/A
period 2009-06-30
MASSEY ENERGY CO
filed 2009-08-11
CIK 37748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Massey Energy Company’s quarterly report on Form 10-Q for the period ended June 30, 2009, filed with the Securities and Exchange Commission on August 10, 2009 (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. Due to an inadvertent error in the utilization of the EDGAR filing software used by the Company, Exhibit 101 was omitted from the Form 10-Q filing.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

4.1*
Third Supplemental Indenture, dated July 21, 2009 by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, supplementing that certain Senior Indenture dated May 29, 2003 in connection with the Company’s 2.25% convertible senior notes.

4.2*
Second Supplemental Indenture, dated July 21, 2009 by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, supplementing that certain Senior Indenture dated November 10, 2003 in connection with the Company’s 6.625% senior notes.

4.3*
First Supplemental Indenture, dated July 21, 2009 by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, supplementing that certain Senior Indenture dated November 10, 2003 in connection with the Company’s 6.875% senior notes.

4.4*
Second Supplemental Indenture, dated July 21, 2009 by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, supplementing that certain Senior Indenture dated August 12, 2008 in connection with the Company’s 3.25% convertible senior notes.

10.1*	Employee Agreement (as Amended and Restated) effective as of May 25, 2009 between Massey Energy Company and Michael K. Snelling
31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2009, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2009 and 2008, (ii) the Condensed Consolidated Balance Sheet at June 30, 2009 and December 31, 2008, (iii) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2009 and 2008 and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Filed previously

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY
(Registrant)

Date: August 11, 2009	/s/ Richard R. Grinnan
Richard R. Grinnan
Vice President and Secretary