Form 10-Q
period 2009-09-30
MASSEY ENERGY CO
filed 2009-10-28
CIK 37748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-07775
____________________

MASSEY ENERGY COMPANY
(Exact name of registrant as specified in its charter)
____________________

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
Yes ☐ No ☒

As of October 20, 2009, there were 85,545,018 shares of common stock, $0.625 par value, outstanding.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2009

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		As Adjusted		As Adjusted
Revenues
Produced coal revenue	$535,531	$666,440	$1,819,777	$1,919,976
Freight and handling revenue	52,523	81,068	171,253	229,570
Purchased coal revenue	14,570	4,484	43,741	22,025
Other revenue	38,936	11,304	72,504	63,188
Total revenues	641,560	763,296	2,107,275	2,234,759

Costs and expenses
Cost of produced coal revenue	431,697	500,387	1,462,263	1,418,275
Freight and handling costs	52,523	81,068	171,253	229,570
Cost of purchased coal revenue	18,366	4,349	39,061	19,783
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	66,105	64,393	204,524	185,200
Selling, general and administrative	164	817	2,025	2,569
Selling, general and administrative	21,549	2,820	63,420	62,815
Other expense	608	1,049	1,970	2,457
Litigation charge	-	5,835	-	251,111
Loss on refinancing	-	9,088	-	9,088
Loss (gain) on derivative instruments	4,765	-	(4,479)	-
Total costs and expenses	595,777	669,806	1,940,037	2,180,868

Income before interest and taxes	45,783	93,490	167,238	53,891

Interest income	590	4,742	12,274	13,549
Interest expense	(25,493)	(29,843)	(76,182)	(71,606)
Loss on short-term investment	-	(6,537)	-	(6,537)
Income (loss) before taxes	20,880	61,852	103,330	(10,703)

Income tax (expense) benefit	(4,422)	(10,294)	(23,254)	10,857

Net income	$16,458	$51,558	$80,076	$154

Net income per share
Basic	$0.19	$0.62	$0.94	$0.00
Diluted	$0.19	$0.61	$0.94	$0.00

Shares used to calculate Net income per share
Basic	84,930	82,623	84,887	80,851
Diluted	85,662	83,959	85,371	82,070

Dividends per share	$0.06	$0.05	$0.18	$0.15

See Notes to Condensed Consolidated Financial Statements

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
UNAUDITED

	September 30,	December 31,
	2009	2008
		As Adjusted
ASSETS
Current Assets
Cash and cash equivalents	$639,992	$606,997
Short-term investment	15,121	39,383
Trade and other accounts receivable, less allowance of $644 and $873,
respectively	197,433	233,266
Inventories	229,829	233,168
Income taxes receivable	-	6,621
Other current assets	193,744	116,061
Total current assets	1,276,119	1,235,496

Net Property, Plant and Equipment	2,339,623	2,297,696
Other Noncurrent Assets	135,340	139,186
Total assets	$3,751,082	$3,672,378

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, principally trade and bank overdrafts	$168,656	$244,201
Short-term debt	1,593	1,976
Payroll and employee benefits	63,826	56,959
Income taxes payable	1,489	-
Other current liabilities	192,774	201,017
Total current liabilities	428,338	504,153
Noncurrent Liabilities
Long-term debt	1,322,726	1,310,181
Deferred income taxes	189,261	177,294
Pension obligation	66,236	63,304
Other noncurrent liabilities	533,173	490,834
Total noncurrent liabilities	2,111,396	2,041,613
Total liabilities	2,539,734	2,545,766
Shareholders’ Equity
Capital stock
Preferred – authorized 20,000,000 shares without par value; none issued	-	-
Common – authorized 150,000,000 shares of $0.625 par value; issued
85,544,413 and 85,447,970 shares, respectively	53,456	53,378
Additional capital	555,708	542,519
Retained earnings	696,870	632,077
Accumulated other comprehensive loss	(94,686)	(101,362)
Total shareholders’ equity	1,211,348	1,126,612
Total liabilities and shareholders’ equity	$3,751,082	$3,672,378

See Notes to Condensed Consolidated Financial Statements

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
UNAUDITED

	Nine Months Ended September 30,
	2009	2008
		As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$80,076	$154
Adjustments to reconcile Net income to Cash provided by
operating activities:
Depreciation, depletion and amortization	206,549	187,769
Share-based compensation expense	9,651	8,590
Amortization of bond discount	14,407	4,368
Deferred income taxes	10,122	(11,798)
Gain on disposal of assets	(12,017)	(1,699)
Gain on reserve exchange	(24,922)	(32,449)
Loss on financing transactions	-	15,178
Net change in fair value of derivative instruments	(22,598)	-
Unrealized loss on short-term investment	-	6,537
Asset retirement obligations accretion	10,515	8,883
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	49,319	(124,484)
Decrease (increase) in inventories	3,339	(18,535)
(Increase) decrease in other current assets	(57,537)	1,173
(Increase) decrease in other assets	(1,068)	2,568
(Decrease) increase in accounts payable and bank overdrafts	(75,545)	53,454
Increase in accrued income taxes	8,110	14,979
Increase in other accrued liabilities	3,020	304,988
Increase in pension obligation	16,140	361
Increase in other noncurrent liabilities	17,980	9,613
Asset retirement obligations payments	(3,431)	(3,617)
Cash provided by operating activities	232,110	426,033

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(222,970)	(532,020)
Reclassification of cash and cash equivalent to short-term investment	-	(217,900)
Proceeds from redemption of Short-term investment	24,262	-
Proceeds from sale of assets	15,704	6,783
Cash utilized by investing activities	(183,004)	(743,137)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	258,338
Repayments of capital lease obligations	(2,175)	(1,459)
Proceeds from issuance of 3.25% convertible senior notes	-	674,136
Tender payment for 6.625% senior notes	-	(322,139)
Redemption of 4.75% convertible senior notes	(70)	-
Cash dividends paid	(15,283)	(11,986)
Proceeds from stock options exercised	1,190	16,519
Excess income tax benefit from stock option exercises	227	4,807
Cash (utilized) provided by financing activities	(16,111)	618,216

Increase in cash and cash equivalents	32,995	301,112
Cash and cash equivalents at beginning of period	606,997	365,220

Cash and cash equivalents at end of period	$639,992	$666,332
See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

(1)	Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Annual Report on Form 10-K of Massey Energy Company (“we,” “our,” “us” or the “Company”) for the year ended December 31, 2008. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended September 30, 2009 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2009.

The condensed consolidated financial statements included herein are unaudited; however, the financial statements contain all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary to present fairly our consolidated financial position at September 30, 2009, our consolidated results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States (“GAAP”).

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

In May 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, effective for financial statements issued for interim and annual periods ending after June 15, 2009, which requires us to disclose the date through which we have evaluated subsequent events and whether the date corresponds with the release of our financial statements. We have evaluated subsequent events through October 28, 2009, the date the financial statements were issued.

Codification

            In September 2009, the FASB issued new accounting guidance, effective for financial statements issued for interim and annual periods ending after September 15, 2009, which identifies the FASB Accounting Standards Codification (“Codification”) as the authoritative source of GAAP in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. Codification is not intended to change GAAP. The adoption of this new accounting guidance had no impact on our financial position or results of operations.

Fair Value Measurements

We adopted new accounting guidance on January 1, 2008 and 2009, for financial and non-financial assets and liabilities, respectively, that requires their categorization based upon three levels of judgment associated with the inputs used to measure their fair value. Neither adoption had a material impact on our financial position or results of operations. See Note 12 to the Notes to Condensed Consolidated Financial Statements for more information.

Derivative Instruments

Effective January 1, 2009, we adopted new accounting guidance related to disclosures about derivative instruments, which was issued to require disclosures providing an enhanced understanding of how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial condition, performance and cash flows. See Note 11 to the Notes to Condensed Consolidated Financial Statements for more information.  Our coal sales and coal purchase forward contracts’ derivative positions are offset on a counterparty-by-counterparty basis for derivative instruments executed with the same counterparty under a master netting arrangement.

Convertible Debt Securities

On January 1, 2009, new accounting guidance became effective relating to our 3.25% Notes. The guidance applies to all convertible debt instruments that have a ‘‘net settlement feature,’’ which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. Issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion are required to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The issuer must determine the estimated fair value of a similar debt instrument as of the date of the issuance without the conversion feature but inclusive of any other embedded features and assign that value to the debt component of the instrument, which results in a discount being recorded.  The debt discount is subsequently accreted through interest expense to its par value over its expected life using the market rate at the date of issuance.  The residual value between the initial proceeds and the value allocated to the debt is reflected in equity as additional paid in capital. Upon adoption on January 1, 2009, the provisions were retroactively applied, as required.

The adoption impacted the historical accounting for our 3.25% Notes which resulted in the adjustment of our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2008 and our Condensed Consolidated Balance Sheet as of December 31, 2008, as noted in the following tables.  The reconciliation of Net income to Cash provided by operating activites for the nine months ended September 30, 2008 has been adjusted within our Condensed Consolidated Statement of Cash Flows for the retroactive application of this adoption.

	Three months ended September 30,		Nine months ended September 30,
	2008	2008	2008	2008
	As Originally		As Originally
Condensed Consolidated Income Statement	Presented	As Adjusted	Presented	As Adjusted
	(In Thousands, Except Per Share Amounts)
Interest expense	$26,913	$29,843	$68,676	$71,606
Income (loss) before taxes	64,782	61,852	(7,773)	(10,703)
Income tax (expense) benefit	(10,756)	(10,294)	10,395	10,857
Net income	54,026	51,558	2,622	154
Net income per share:
Basic	$0.65	$0.62	$0.03	$0.00
Diluted	$0.64	$0.61	$0.03	$0.00

	December 31,	December 31,
	2008	2008
	As Originally
Condensed Consolidated Balance Sheet	Presented	As Adjusted
	(In Thousands)
Other Noncurrent Assets	$142,644	$139,186
Total assets	3,675,836	3,672,378
Long-term debt	1,463,643	1,310,181
Deferred taxes	117,268	177,294
Total noncurrent liabilities	2,135,049	2,041,613
Total liabilities	2,639,202	2,545,766
Additional capital	444,122	542,519
Retained earnings	640,496	632,077
Total shareholders’ equity	1,036,634	1,126,612
Total liabilities and shareholders’ equity	3,675,836	3,672,378

See Note 5 to the Notes to Condensed Consolidated Financial Statements for more information.

(2)           Inventories

Inventories consisted of the following:

	September 30, 2009	December 31, 2008
	(In Thousands)
Saleable coal	$141,073	$144,834
Raw coal	31,092	16,802
Coal inventory	172,165	161,636
Supplies inventory	57,664	71,532
Total inventory	$229,829	$233,168

Saleable coal represents coal ready for sale, including inventories designated for customer facilities under consignment arrangements of $29.9 million and $50.7 million at September 30, 2009 and December 31, 2008, respectively. Raw coal represents coal that generally requires further processing prior to shipment to the customer.

(3)           Other Current Assets

Other current assets are comprised of the following:

	September 30, 2009	December 31, 2008
	(In Thousands)
Longwall panel costs	$13,003	$12,290
Deposits	134,214	59,648
Other	46,527	44,123
Total other current assets	$193,744	$116,061

Deposits consist primarily of funds placed in restricted accounts with financial institutions to collateralize letters of credit that support workers’ compensation requirements, insurance and other obligations. As of September 30, 2009 and December 31, 2008, Deposits includes $46.0 million of funds pledged as collateral to support $45.0 million of outstanding letters of credit. In addition, Deposits at September 30, 2009 and December 31, 2008, includes $13.4 and $13.0 million of United States Treasury securities supporting various regulatory obligations, respectively.  During the third quarter of 2009, we posted $72.0 million of cash as collateral for an appeal bond in the Harman litigation (see Note 13 to the Notes to Condensed Consolidated Financial Statements for more information).

During the third quarter of 2009, we committed to the divestiture of certain mining equipment assets which are not part of our short-term mining plan. At September 30, 2009, the carrying amount of assets held for sale totaled $20.1 million and is included in Other current assets.

(4)           Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	September 30, 2009	December 31, 2008
	(In Thousands)
Property, plant and equipment, at cost	$4,574,826	$4,373,325
Accumulated depreciation, depletion and amortization	(2,235,203)	(2,075,629)
Net property, plant and equipment	$2,339,623	$2,297,696

Property, plant and equipment includes gross assets under capital leases of $12.9 and $17.3 million at September 30, 2009 and December 31, 2008, respectively.

During the third quarter of 2009, we acquired approximately 23 million tons of coal reserves, permitted deep and surface mines, a permitted preparation plant and associated refuse area, infrastructure and some mobile and mining equipment from a third party for a cash payment of $5.2 million and the assumption of $14.3 million of asset retirement obligations.

During the third quarter of 2009, we exchanged coal reserves and other assets with a third party, recognizing a pre-tax gain in Other revenue of $24.9 million. The gain was calculated based on the fair value of our assets that were surrendered in the exchange.  We also assumed asset retirement obligations and sales contract liabilities of $5.7 million and $12.5 million, respectively. The acquired coal reserves and other assets were recorded in Property, plant and equipment at the sum of the fair value of the assets surrendered and liabilities assumed.

During the first quarter of 2009, we sold our interest in certain coal reserves to a third party, recognizing a pre-tax gain of $7.1 million in Other revenue.

During the first, second and third quarters of 2008, we exchanged coal reserves and other assets with various third parties, recognizing pre-tax gains in Other Revenue of $13.6 million, $15.3 million, and $3.6 million, respectively. The acquired coal reserves and other assets were recorded in Property, plant and equipment at the fair value of the reserves and other assets surrendered.

(5)           Debt

Debt is comprised of the following:

	September 30, 2009	December 31, 2008
		As Adjusted
	(In Thousands)
6.875% senior notes due 2013, net of discount
of $3,449 and $3,959, respectively	$756,551	$756,041
3.25% convertible senior notes due 2015, net of discount
of $139,564 and $153,462, respectively	531,436	517,538
6.625% senior notes due 2010	21,949	21,949
2.25% convertible senior notes due 2024	9,647	9,647
4.75% convertible senior notes due 2023	-	70
Capital lease obligations	4,736	6,912
Total debt	1,324,319	1,312,157
Amounts due within one year	(1,593)	(1,976)
Total long-term debt	$1,322,726	$1,310,181

The weighted average effective interest rate of the outstanding borrowings was 7.3% both at September 30, 2009 and December 31, 2008.

Convertible Debt Securities

On January 1, 2009, new accounting guidance became effective relating to our 3.25% Notes. Upon adoption on the effective date, the new accounting guidance was retroactively applied, as required. This resulted in $4.8 million and $13.9 million of additional non-cash interest expense recorded for the three and nine months ended September 30, 2009, respectively, and $2.9 million of additional non-cash interest expense recorded for both the three and nine months ended September 30, 2008. The impact to Earnings per share was a decrease of $0.03 and $0.10 for the three and nine months ended September 30, 2009, respectively, and a decrease of $0.03 for both the three and nine months ended September 30, 2008. We separately account for the liability and equity components in a manner reflective of our nonconvertible debt borrowing rate, which was determined to be 7.75% at the date of issuance of our 3.25% Notes. The discount associated with the 3.25% Notes will be amortized via the effective-interest method increasing the reported liability until the notes are carried at par value on their maturity date.

4.75% Notes

During May 2009, we redeemed at par the remaining $70,000 of the 4.75% convertible senior notes due 2023.

(6)	Pension Expense

Net periodic pension expense for both our qualified defined benefit pension plan and nonqualified supplemental benefit pension plan is comprised of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands)
Service cost	$2,677	$2,182	$8,031	$6,510
Interest cost	4,233	3,855	12,698	11,911
Expected return on plan assets	(4,090)	(5,713)	(12,270)	(17,139)
Recognized loss (gain)	4,333	(54)	12,999	578
Amortization of prior service cost	70	11	210	31
Net periodic pension expense	$7,223	$281	$21,668	$1,891

We paid benefits to participants of the nonqualified supplemental benefit pension plan of $0.05 million for both the nine month periods ended September 30, 2009 and 2008. We have contributed a total of $5.0 million to the qualified defined benefit pension plan in 2009. No additional contributions are required during 2009.

The increase in our 2009 pension cost related to our qualified defined benefit pension plan was due to investment losses on our pension assets incurred during 2008.

(7)           Other Noncurrent Liabilities

Other noncurrent liabilities is comprised of the following:
	September 30, 2009	December 31, 2008
	(In Thousands)
Reclamation	$184,427	$154,823
Workers' compensation and black lung	95,360	92,982
Other postretirement benefits	166,973	161,527
Other	86,413	81,502
Total other noncurrent liabilities	$533,173	$490,834

(8)           Black Lung and Workers’ Compensation Expense

Expenses for black lung benefits and workers’ compensation related benefits include the following components:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands)
Self-insured black lung benefits:
Service cost	$922	$547	$2,767	$1,640
Interest cost	718	848	2,154	2,543
Amortization of actuarial gain	(1,144)	(872)	(3,432)	(2,617)
Subtotal black lung benefits expense	496	523	1,489	1,566
Other workers' compensation benefits	7,536	7,812	22,601	24,360
Total black lung and workers'
compensation benefits expense	$8,032	$8,335	$24,090	$25,926

Payments for benefits, premiums and other costs related to black lung and workers’ compensation liabilities were $6.2 million and $5.5 million for the three months ended September 30, 2009 and 2008, respectively, and were $23.8 million and $18.8 million for the nine months ended September 30, 2009 and 2008, respectively.

(9)           Other Postretirement Benefits Expense

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands)
Service cost	$978	$801	$2,935	$2,403
Interest cost	2,504	2,211	7,513	6,634
Recognized loss	576	203	1,728	610
Amortization of prior service credit	(188)	(188)	(564)	(563)
Net periodic postretirement benefit cost	$3,870	$3,027	$11,612	$9,084

Payments for benefits related to postretirement benefit cost were $2.3 million and $1.5 million for the three months ended September 30, 2009 and 2008, respectively, and were $5.6 million and $4.6 million for the nine months ended September 30, 2009 and 2008, respectively.

 (10)           Earnings Per Share

The number of shares of our common stock, $0.625 par value per share (“Common Stock”), used to calculate basic earnings per share for the three and nine months ended September 30, 2009 and 2008 is based on the weighted average of outstanding shares of Common Stock during the respective periods. The number of shares of Common Stock used to calculate diluted earnings per share is based on the number of shares of Common Stock used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by our employees and directors during each period and debt securities currently convertible into shares of Common Stock during each period. The effect of dilutive securities issuances in the amount of 1.2 million and 2.8 million shares of Common Stock for the three and nine months ended September 30, 2009, respectively, and 0.01 million shares of Common Stock for both the three and nine months ended September 30, 2008, were excluded from the calculation of diluted income per share of Common Stock, as such inclusion would result in antidilution.

The computations for basic and diluted income per share are based on the following per share information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		As Adjusted		As Adjusted
	(In Thousands, Except Per Share Amounts)
Numerator:
Net income - numerator for basic	$16,458	$51,558	$80,076	$154
Effect of convertible notes	44	45	130	143
Adjusted net income - numerator
for diluted	$16,502	$51,603	$80,206	$297

Denominator:
Weighted average shares - denominator
for basic	84,930	82,623	84,887	80,851
Effect of stock options/restricted stock	444	1,045	195	907
Effect of convertible notes	288	291	289	312
Adjusted weighted average
shares - denominator for diluted	85,662	83,959	85,371	82,070

Net income per share:
Basic	$0.19	$0.62	$0.94	$0.00
Diluted	$0.19	$0.61	$0.94	$0.00

The 2.25% Notes are convertible by holders into shares of Common Stock during certain periods under certain circumstances. The 2.25% Notes were not eligible for conversion at September 30, 2009.  If all of the 2.25% Notes outstanding at September 30, 2009 had been eligible for conversion and were converted, we would have issued 287,113 shares of Common Stock.

The 3.25% Notes are convertible under certain circumstances and during certain periods into (i) cash, up to the aggregate principal amount of the 3.25% Notes subject to conversion and (ii) cash, Common Stock or a combination thereof, at our election in respect to the remainder (if any) of our conversion obligation. As of September 30, 2009, the 3.25% Notes were not eligible for conversion.

 (11)           Derivative Instruments

We evaluate each of our coal sales and coal purchase forward contracts to determine if they qualify for the normal purchase normal sale (“NPNS”) exception prescribed by current accounting guidance. The majority of our forward contracts do qualify for the NPNS exception based on management's intent and ability to physically deliver or take physical delivery of the coal and therefore are not reflected in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income. For those contracts that do not qualify for the NPNS exception, the contracts are required to be accounted for as derivative instruments and must be recognized as assets or liabilities and measured at fair value. We use purchase coal contracts to supplement our produced and processed coal in order to provide coal to meet customer requirements under sales contracts. Those contracts that have been identified as derivatives have not been designated as cash flow or fair value hedges and, accordingly, the net change in fair value is recorded in current period earnings.  As of September 30, 2009, there were approximately 1.8 million and 2.4 million tons outstanding under these coal purchase and coal sales contracts, respectively. We have recorded a net loss of $4.8 million ($2.5 million of unrealized losses due to fair value measurement adjustments and $2.3 million of realized losses due to settlements on existing contracts) for the three months ended September 30, 2009, and a net gain of $4.5 million ($22.6 million of unrealized gains due to fair value measurement adjustments and $18.1 million of realized losses due to settlements on existing contracts) for the nine months ended September 30, 2009, related to coal sales and purchase contracts that qualify as derivatives in the Condensed Consolidated Statements of Income under the caption Loss (gain) on derivative instruments. An asset of $0.1 million is included in Other current assets in the Condensed Consolidated Balance Sheets as of September 30, 2009. The fair values of our purchases and sales derivative contracts have been aggregated in Other current assets.

We are exposed to certain risks related to coal price volatility. The forward purchases and sales contracts we enter into and deem derivatives allow us to mitigate a portion of the underlying risk associated with coal price volatility.

(12)           Fair Value

Financial and non-financial assets and liabilities that are required to be measured at fair value must be categorized based upon the levels of judgment associated with the inputs used to measure their fair value.  Hierarchical levels – directly related to the amount of subjectivity associated with the inputs used to determine the fair value of financial assets and liabilities – are as follows:

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

	September 30, 2009
	(In Thousands)
	Level 1	Level 2	Level 3	Total
Fixed income securities	$13,408	$-	$-	$13,408
Money market funds	723,991	-	-	723,991
Short-term investment	-	-	15,121	15,121
Derivative instruments	-	46	-	46
Total securities	$737,399	$46	$15,121	$752,565

Fixed income securities and money market funds

All investments in money market funds are cash equivalents or deposits pledged as collateral and are invested in AAA prime money market funds and Treasury-backed funds. Included in the money market funds are $46.0 million of funds pledged as collateral to support $45.1 million of outstanding letters of credit and $72.0 million of cash held as collateral for an appeal bond in the Harman litigation. All fixed income securities are deposits, consisting of obligations of the U.S. Treasury, supporting various regulatory obligations.  See Note 3 to the Notes to Condensed Consolidated Financial Statements for more information on deposits.

Short-Term Investment

Short-term investment is comprised of an investment in The Reserve Primary Fund (“Primary Fund”), a money market fund that has suspended redemptions and is being liquidated. We have determined that our investment in the Primary Fund no longer meets the definition of a security, within the scope of current accounting guidance, since the equity investment no longer has a readily determinable fair value. Therefore, the investment has been classified as a short-term investment, subject to the cost method of accounting, on our Condensed Consolidated Balance Sheet. This classification as a short-term investment is based on our assessment of each of the individual securities that make up the underlying portfolio holdings in the Primary Fund, which primarily consisted of commercial paper and discount notes having maturity dates within the next 12 months, and the stated notifications from the Primary Fund that they expect to liquidate substantially all of their holdings and make distributions within a year.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3):

Short-term
(In Thousands)	Investments

Balance at December 31, 2008	$39,383
Transfers out of Level 3, net	(24,262)
Change in fair value included in earnings	-

Balance at September 30, 2009	$15,121

Losses included in earnings attributable to the change in unrealized
losses relating to assets still held at September 30, 2009	$-

We received distributions from the Primary Fund in the amount of $24.3 million during the first nine months of 2009, leaving an investment balance of $15.1 million, net of an estimated $6.5 million loss recorded in 2008. While we expect to receive substantially all of our remaining $15.1 million in the Primary Fund during 2009, we cannot predict during 2009 when this will occur or the actual amount we will eventually receive. Subsequent to September 30, 2009, we received an additional distribution from the Primary Fund in the amount of $4.3 million.

Derivative Instruments

Certain of our coal sales and coal purchase forward contracts are accounted for as derivative instruments and are required to be recognized as assets or liabilities and measured at fair value. To establish fair values for these contracts, we use bid/ask price quotations obtained from independent third-party brokers.  We could experience difficulty in valuing our derivative instruments if the number of third-party brokers should decrease or market liquidity is reduced. See Note 11 to the Notes to Condensed Consolidated Financial Statements for more information.

Fair Value Option

     The following methods and assumptions were used to estimate the fair value of those financial instruments that are not required to be carried at fair value within our Condensed Consolidated Balance Sheets:

      Short-term debt: The carrying amount reported in the Condensed Consolidated Balance Sheets for short-term debt approximates its fair value due to the short-term maturity of these instruments.

      Long-term debt: The fair values of long-term debt are estimated using the most recent market prices quoted on or before September 30, 2009.

  The carrying amounts and fair values of these financial instruments are presented in the table below. The carrying value of the 3.25% Notes reflected in Long-term debt in the table below reflects the full face amount of $671 million, which has been adjusted in the Condensed Consolidated Balance Sheets for the adoption of new accounting guidance, which became effective January 1, 2009 (see Note 5 to the Notes to Condensed Consolidated Financial Statements for more information).

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Short-term debt	$1,593	$1,593	$1,976	$1,976
Long-term debt	$1,462,596	$1,316,317	$1,462,666	$931,011

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

In December 2008, the U.S. Supreme Court agreed to review the case.  The U.S. Supreme Court granted review based on the question of whether a justice of the WV Supreme Court should have recused himself from the appeal. The U.S. Supreme Court found that the justice should have recused himself and ruled on June 8, 2009 that the matter should be reheard by the West Virginia Supreme Court.  The West Virginia Supreme Court heard oral arguments on the matter on September 8, 2009, but has not yet rendered a decision.  We were required to post $72 million of cash as collateral for an appeal bond prior to the rehearing on September 8, 2009.  We believe the maximum loss exposure related to this matter is approximately $86 million as of September 30, 2009, including post-judgment interest and other costs. We believe a loss is not probable and therefore have not recorded an accrual.  It is reasonably possible that our judgments regarding these matters could change in the near term, resulting in the recording of material losses that would affect our operating results and financial position.

West Virginia Flooding

Since July 2001, we and nine of our subsidiaries have been sued in 17 consolidated civil actions filed in the Circuit Courts of Boone, Fayette, Kanawha, McDowell, Mercer, Raleigh and Wyoming Counties, West Virginia, for alleged property damages and personal injuries arising out of flooding on or about July 8, 2001. Along with 32 other consolidated cases not involving us or our subsidiaries, these cases cover approximately 1,800 plaintiffs seeking unquantified compensatory and punitive damages against approximately 100 defendants. The WV Supreme Court transferred all 49 cases (the “Referred Cases”) to the Circuit Court of Raleigh County, West Virginia, to be handled by a mass litigation panel, which consists of six circuit court judges who have extensive experience with mass litigation. We believe we have insurance coverage applicable to these items.

Since August 2004, five of our subsidiaries have been sued in six civil actions filed in the Circuit Courts of Boone, McDowell, Mingo, Raleigh, Summers and Wyoming Counties, West Virginia, for alleged property damages and personal injuries arising out of flooding on or about May 2, 2002. These complaints cover approximately 350 plaintiffs seeking unquantified compensatory and punitive damages from approximately 35 defendants.  On February 2, 2009, the Circuit Court of Raleigh County dismissed one of these cases without prejudice for failure to prosecute.  We anticipate that plaintiffs will re-file this case within one year of this dismissal as permitted by West Virginia law.

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

West Virginia Trucking

Since January 2003, an advocacy group and residents in Boone, Kanawha, Mingo and Raleigh Counties, West Virginia, filed 17 suits in the Circuit Courts of Kanawha and Mingo Counties, West Virginia, against twelve of our subsidiaries. Plaintiffs alleged that defendants illegally transported coal in overloaded trucks, causing damage to state roads, thereby interfering with plaintiffs’ use and enjoyment of their properties and their right to use the public roads. Plaintiffs seek injunctive relief and compensatory and punitive damages. The WV Supreme Court referred the consolidated lawsuits, and similar lawsuits against other coal and transportation companies not involving our subsidiaries, to the Circuit Court of Lincoln County, West Virginia, to be handled by a mass litigation panel judge. Plaintiffs filed motions requesting class certification. On June 7, 2007, plaintiffs voluntarily dismissed their public nuisance claims seeking monetary damages for road and bridge repairs. Defendants filed a motion requesting that the mass litigation panel judge recommend to the WV Supreme Court that the cases be sent back to the circuit courts of origin for resolution. That motion was verbally denied as to those cases in which our subsidiaries are defendants, and a class certification hearing was scheduled for October 21, 2009.  Following a motion by defendants, plaintiffs agreed to an order limiting any damages for nuisance to two years prior to the filing of any suit. A motion to dismiss any remaining public nuisance claims was resisted by plaintiffs and argued at hearings on December 14, 2007 and June 25, 2008. No date has been set for trial. We believe we have insurance coverage applicable to these items and that they will be resolved without a material adverse impact on our cash flows, results of operations or financial condition.

Well Water Suits

Since September 2004, approximately 738 plaintiffs have filed approximately 400 suits against us and our subsidiary, Rawl Sales & Processing Co., in the Circuit Court of Mingo County, West Virginia (“Mingo Court”), for alleged property damage and personal injuries arising out of slurry injection and impoundment practices allegedly contaminating plaintiffs’ water wells. Plaintiffs seek injunctive relief and compensatory damages in excess of $170 million and unquantified punitive damages. Specifically, plaintiffs are claiming that defendants’ activities during the period of 1978 through 1987 rendered their property valueless and request monetary damages to pay, inter alia, the value of their property and future water bills. In addition, many plaintiffs are also claiming that their exposure to the contaminated well water caused neurological injury or physical injury, including cancers, kidney problems and gall stones. Finally, all plaintiffs claimed entitlement to medical monitoring for the next 30 years and have requested unliquidated compensatory damages for pain and suffering, annoyance and inconvenience and legal fees. On April 30, 2009, the Mingo Court held a mandatory settlement conference. At that settlement conference, all plaintiffs agreed to settle and dismiss their medical monitoring claims. Additionally, 180 plaintiffs agreed to settle all of their remaining claims and be dismissed from the case. The Mingo Court is currently considering whether to dismiss the claims of an additional 179 plaintiffs who did not attend the mandatory settlement conference. All settlements to date will be funded by insurance proceeds.  There are currently 557 plaintiffs remaining.  As a result of the recent disqualification of Judge Thornsbury, on account of having been engaged as a lawyer, prior to becoming a judge, in a matter adverse to one of the plaintiffs, the West Virginia Supreme Court has reassigned all the cases to Judge Thomas Evans.  As a result, the trial scheduled for October 20, 2009 was cancelled.  Judge Evans has not set a new trial date.

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

Surface Mining Fills

Since September 2005, three environmental groups sued the United States Army Corps of Engineers (“Corps”) in the United States District Court for the Southern District of West Virginia (the “District Court”), asserting the Corps unlawfully issued permits to four of our surface mines to construct mining fills. The suit alleges the Corps failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act, including preparing environmental impact statements for individual permits. We intervened in the suit to protect our interests. On March 23, 2007, the District Court rescinded four of our subsidiaries’ permits, resulting in the temporary suspension of mining at these surface mines. We appealed that ruling to the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit Court”). On April 17, 2007, the District Court partially stayed its ruling, permitting mining to resume in certain fills that were already under construction. On June 14, 2007, the District Court issued an additional ruling, finding the Corps improperly approved placement of sediment ponds in streams below fills on the four permits in question.  The District Court subsequently modified its ruling to allow these ponds to remain in place, as the ponds and fills have already been constructed.  The District Court’s ruling could impact the issuance of permits for the placement of sediment ponds for future operations. If the permits for the fills or sediment ponds are ultimately held to be unlawfully issued, production could be affected at these surface mines, and the process of obtaining new Corps permits for all surface mines could become more difficult. We appealed both rulings to the Fourth Circuit Court.  On February 13, 2009, the Fourth Circuit Court reversed the prior rulings of the District Court and remanded the matter for further proceedings. On March 30, 2009, the plaintiffs requested that the Fourth Circuit Court reconsider the case.  The request was denied on May 20, 2009. On August 26, 2009, the plaintiffs filed their request with the U.S. Supreme Court to review the Fourth Circuit Court’s decision. Our subsidiaries’ response is due October 28, 2009.  The U.S. Supreme Court then will decide whether to accept the case for review.

Customer Disputes

We have customers who claim they did not receive, or did not timely receive, all of the coal required to be shipped to them during 2008 (“unshipped tons”). In such cases, it is typical for a customer and coal producer to agree upon a schedule for shipping unshipped tons in subsequent years.  A few of our customers, however, have filed claims or have notified us of potential claims for cover damages, which damages are equal to the difference between the contract price of the coal that was not delivered and the market price of replacement coal or comparable quality coal. We have resolved certain of these claims in 2009, while discussions with other customers remain ongoing.

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

We believe that we have strong defenses to these claims and potential claims and further feel that many or all of these claims may be resolved without litigation. We have recorded an accrual for our best estimate of probable losses related to these matters. While we believe that all of these matters discussed above will be resolved without a material adverse impact on our cash flows, results of operations or financial condition, it is reasonably possible that our judgments regarding some or all of these matters could change in the near term. We believe the aggregate exposure related to these claims in excess of our accrual is up to $76 million of charges that would affect our future operating results and financial position.

Spartan Unfair Labor Practice Matter & Related Age Discrimination Class Action

In 2005, the United Mine Workers of America (“UMWA”) filed an unfair labor practice charge with the National Labor Relations Board (“NLRB”) alleging that one of our subsidiaries, Spartan Mining Company (“Spartan”), discriminated on the basis of anti-union animus in its employment offers.  The NLRB issued a complaint and an NLRB Administrative Law Judge (“ALJ”) issued a recommended decision making detailed findings that Spartan committed a number of unfair labor practice violations and awarding, among other relief, back pay damages to union discriminatees.  On September 30, 2009, the NLRB upheld the ALJ’s recommended decision. Spartan is appealing the NLRB’s decision to the United States Court of Appeals for the Fourth Circuit. We have no insurance coverage applicable to this unfair labor practice matter; however, its resolution is not expected to have a material impact on our cash flows, results of operations or financial condition.

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

Bandmill Fire

On August 27, 2009, a fire destroyed the Bandmill preparation plant at our Logan County resource group, located near Logan, West Virginia.  This incident significantly impacted the operations at Logan County and, to a lesser extent, our operations as a whole during the quarter.  Efforts to replace production at the other Company locations to help mitigate the effects of the fire, including meeting customer commitments, are ongoing. We maintain property insurance and expect the level of insurance proceeds will cover most, if not all, of the property losses incurred from the fire and the cost associated with the reconstruction of the facility.

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

We reported net income for the third quarter of 2009, of $16.5 million, or $0.19 per diluted share, compared to net income of $51.6 million, or $0.61 per diluted share, for the third quarter of 2008. Third quarter 2009 net income included a $24.9 million pre-tax non-cash gain on an exchange of coal reserves and other assets. The reported net income for the third quarter of 2008 included the following pre-tax charges:  $9.1 million related to our consent solicitation and tender offer for and redemption of $313.1 million of our 6.625% Notes, $5.8 million related to the Wheeling-Pittsburgh Steel Corporation (“WPS”) litigation, $6.1 million (non-cash) recorded in Interest expense related to the early retirement of debt and a $6.5 million impairment on an investment in the Primary Fund, a money market fund.

During the third quarter of 2009, we acquired approximately 23 million tons of coal reserves, permitted deep and surface mines, a permitted preparation plant and associated refuse area, infrastructure and some mobile and mining equipment from a third party for a cash payment of $5.2 million and the assumption of $14.3 million of asset retirement obligations.

On August 27, 2009, a fire destroyed the Bandmill preparation plant at our Logan County resource group, located near Logan, West Virginia.  This incident significantly impacted the operations at Logan County and, to a lesser extent, our operations as a whole during the quarter.  Efforts to replace production at the other Company locations to help mitigate the effects of the fire, including meeting customer commitments, are ongoing.  We maintain property insurance and expect the level of insurance proceeds will cover most, if not all, of the property losses incurred from the fire and the cost associated with the reconstruction of the facility.

    Produced tons sold were 8.7 million in the third quarter of 2009, compared to 10.3 million in the third quarter of 2008. We produced 8.8 million and 10.4 million tons in the third quarters of 2009 and 2008, respectively. The lower coal production in 2009 was primarily the result of the idling of higher cost mines and the reduction of hours worked, mainly overtime and weekend shifts, in response to lower demand. Exports decreased from 2.1 million tons in the third quarter of 2008 to 1.4 million tons in the third quarter of 2009. Quarterly shipments of produced tons for the fourth quarter of 2009 are expected to be lower than during the comparable period of 2008.  Increasing coal stockpiles due to utilities shifting to gas fired generation and weak demand for electric power generation and steel production in both domestic and international markets has created challenges among our customer base to accept shipments of coal according to contracted schedules.  We are working with our customers to modify shipment schedules and amend contract terms where necessary or appropriate, which may affect our revenues and margins in future periods.

During the third quarter of 2009, Produced coal revenue decreased by 20% compared to the third quarter of 2008 reflecting lower shipments in 2009 and a 4% decrease in average produced coal revenue per ton sold.  Our average Produced coal revenue per ton sold in the third quarter of 2009 decreased to $61.79 compared to $64.59 in the third quarter of 2008. Our average Produced coal revenue per ton in the third quarter of 2009 for metallurgical tons sold decreased by 13% to $84.58 from $97.47 in the third quarter of 2008. The average per ton sales price for utility and industrial coal was higher in the third quarter of 2009 compared to the third quarter of 2008, attributable to prices contracted during prior periods when demand and pricing were elevated for these grades of coal in the United States.

Our Average cash cost per ton sold (see Note 1 below) was $49.81, compared to $48.49 in the previous year’s third quarter. The increased cost level is primarily due to higher fixed cost absorption on lower volume shipped, and higher operating lease costs. In response to the current difficult market conditions, we have taken certain actions to reduce overall costs including the idling of several higher cost mines, limitation of overtime, selective general and administrative cost reductions, renegotiation of supply contracts and the implementation of significant wage and benefit reductions beginning on May 1, 2009.

While certain general business conditions appear to be improving, the recent recession, credit crisis and related turmoil in the global financial system has had and may continue to have a negative impact on our business, financial condition and liquidity.  We may face significant future challenges if conditions in the financial markets do not continue to improve. Worldwide demand for coal has been adversely impacted by the global recession.  Demand for metallurgical coal has been disproportionately affected as most steel producers responded to the recession by significantly reducing production levels.  This, in turn, has led to lower sales volumes and a number requests from our customers for the deferral of contracted shipments. These conditions have negatively impacted our revenues.  Additionally, the volatility and disruption of financial markets has and could continue to affect the creditworthiness of our customers and/or limit our customers’ ability to obtain adequate financing to maintain operations.  This could result in a further decrease in sales volume that could have a further negative impact on our cash flows, results of operations or financial condition.

The steel industry and the global metallurgical coal markets have shown recent signs of improvement.  Several steel producers have announced plans to restart idled blast furnaces and production capacity utilization rates have begun to increase. The timing of any improvement is uncertain but if these trends continue, it could have a positive impact on metallurgical coal demand and improve our opportunities to sell our metallurgical coal products.
_____________________
Note 1: Average cash cost per ton is calculated as the Cost of produced coal revenue (excluding Selling, general and administrative expense (“SG&A”) and Depreciation, depletion and amortization), divided by the number of produced tons sold. In order to conform more closely to common industry reporting practices, Massey has changed its calculation of cash cost to exclude SG&A expense.  This change has been reflected in the presentation of data for both the current and comparative past reporting periods in this report. Although Average cash cost per ton is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to investors in evaluating us because it is widely used in the coal industry as a measure to evaluate a company’s control over its cash costs. Average cash cost per ton should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. In addition, because Average cash cost per ton is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. The table below reconciles the GAAP measure of Total costs and expenses to Average cash cost per ton.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
	$	per ton	$	per ton	$	per ton	$	per ton
	(In Millions, Except Per Ton Amounts)
Total costs and expenses	$595.8		$669.8		$1,940.1		$2,180.9
Less: Freight and handling costs	52.5		81.1		171.3		229.6
Less: Cost of purchased coal revenue	18.4		4.3		39.1		19.8
Less: Depreciation, depletion and
amortization	66.3		65.2		206.6		187.8
Less: Selling, general
and adminstrative	21.5		2.8		63.4		62.8
Less: Other expense	0.6		1.1		2.0		2.4
Less: Litigation charge	-		5.8		-		251.1
Less: Loss on refinancing	-		9.1		-		9.1
Less: Loss (gain) on derivative instruments	4.8		-		(4.5)		-
Average cash cost	$431.7	$49.81	$500.4	$48.49	$1,462.2	$50.64	$1,418.3	$46.11

Results of Operations

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Revenues
	Three Months Ended
	September 30,
			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In Thousands)
Revenues
Produced coal revenue	$535,531	$666,440	$(130,909)	(20%)
Freight and handling revenue	52,523	81,068	(28,545)	(35%)
Purchased coal revenue	14,570	4,484	10,086	225%
Other revenue	38,936	11,304	27,632	244%
Total revenues	$641,560	$763,296	$(121,736)	(16%)

The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the third quarter of 2009, compared to the third quarter of 2008:
	Three Months Ended
	September 30,
			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In millions, except per ton amounts)
Produced tons sold:
Utility	6.1	6.7	(0.6)	(9%)
Metallurgical	1.9	2.5	(0.6)	(24%)
Industrial	0.7	1.1	(0.4)	(36%)
Total	8.7	10.3	(1.6)	(16%)

Average produced coal revenue per ton sold:
Utility	$53.84	$51.90	$1.94	4%
Metallurgical	84.58	97.47	(12.89)	(13%)
Industrial	69.26	65.89	3.37	5%
Weighted average	$61.79	$64.59	$(2.80)	(4%)

Shipments of utility, metallurgical and industrial coal declined during the third quarter of 2009, compared to the same period in 2008, due to lower customer demand, as the United States and world economies continue to feel the effects of the recent severe recession. The decreases in metallurgical coal shipments and metallurgical revenue per ton were the primary drivers behind the decrease in Produced coal revenue. The average per ton sales price for metallurgical coal was lower in the third quarter of 2009, compared to the third quarter of 2008, as the recession significantly reduced steel producers demand and plant utilization, negatively effecting the market price for metallurgical coal. The average per ton sales price for utility and industrial coal was higher in the third quarter of 2009, compared to the third quarter of 2008, primarily attributable to prices contracted during prior periods when demand and pricing were elevated for these grades of coal in the United States.

Freight and handling revenue decreased in the third quarter of 2009, compared to the same period in 2008, due to a reduction in the number of contracts in which customers were required to pay freight in the third quarter of 2009 compared to the third quarter of 2008, and due to a decrease in export tons sold from 2.1 million in the third quarter of 2008 to 1.4 million in the third quarter of 2009.

Purchased coal revenue increased in the third quarter of 2009, compared to the same period in 2008, as a result of a 0.2 million tons increase in the number of purchased tons shipped.

Other revenue includes refunds on railroad agreements, royalties related to coal lease agreements, gas well revenue, gains on the sale or exchange of non-strategic assets and reserve exchanges, joint venture revenue and other miscellaneous revenue. Other revenue for the third quarter of 2009 includes a pre-tax gain of $24.9 million on an exchange of coal reserves. Other revenue for the third quarter of 2008 includes a pre-tax gain of $3.6 million on an exchange of coal reserves.

Costs

	Three Months Ended
	September 30,
			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In Thousands)
Costs and expenses
Cost of produced coal revenue	$431,697	$500,387	$(68,690)	(14%)
Freight and handling costs	52,523	81,068	(28,545)	(35%)
Cost of purchased coal revenue	18,366	4,349	14,017	322%
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	66,105	64,393	1,712	3%
Selling, general and administrative	164	817	(653)	(80%)
Selling, general and administrative	21,549	2,820	18,729	664%
Other expense	608	1,049	(441)	(42%)
Litigation charge	-	5,835	(5,835)	-
Loss on derivative instruments	4,765	-	4,765	-
Loss on refinancing	-	9,088	(9,088)	-
Total costs and expenses	$595,777	$669,806	$(74,029)	(11%)

Cost of produced coal revenue decreased primarily due to decreased volume of produced tons sold from 10.3 million in the third quarter of 2008 to 8.7 million in the third quarter of 2009.  The increase in cost of produced coal revenue on a per ton basis was partially caused by higher operating lease costs, partially offset by lower mining supplies and repair costs.

Freight and handling costs decreased in the third quarter of 2009, compared to the same period in 2008, due to a reduction in the number of contracts in which customers were required to pay freight in the third quarter of 2009, compared to the third quarter of 2008, and due to a decrease in export tons sold from 2.1 million in the third quarter of 2008 to 1.4 million in the third quarter of 2009.

Cost of purchased coal revenue increased in the third quarter of 2009, compared to the same period in 2008, as a result of a 0.2 million tons increase in the number of purchased tons shipped.

Selling, general and administrative expense was significantly less in the third quarter of 2008, compared to the third quarter of 2009, due to a reduction in stock-based compensation accruals in 2008, caused by a substantial decrease in the Company’s stock price during the third quarter of 2008.

Litigation charge represents an accrual for a specific legal action related to the litigation with WPS that was recorded in the third quarter of 2008.

Loss on derivative instruments represents net losses of $4.8 million related to purchase and sales contracts that qualify as derivatives (see Note 11 to the Notes to Condensed Consolidated Financial Statements for further discussion).

Loss on refinancing represents the fees incurred for the consent solicitation and tender offer for our 6.625% Notes recorded during the third quarter of 2008.

Interest Income

Interest income decreased for the third quarter of 2009, compared to the same period in 2008, as a result of significant reduction of rates on our interest bearing investments.

Interest Expense

Interest expense for the third quarter of 2008 includes $1.9 million (pre-tax) for the write-off of unamortized financing fees and $4.2 million for the write-off of unamortized interest rate swap termination payment.

Income Taxes

Our effective tax rate is sensitive to changes in estimates of annual pre-tax earnings and percentage depletion. The increase in the effective tax rate from the third quarter of 2008 to the third quarter of 2009 is primarily the result of differences in pre-tax income, the impact of percentage depletion and projected changes in deferred taxable and deductible differences. Also impacting the income tax rate for the third quarter of 2008, was the WPS litigation charge and refinancing charges relating to our 6.625% Notes (discussed above), which were treated as discrete items for the quarter.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Revenues
	Nine Months Ended
	September 30,
			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In Thousands)
Revenues
Produced coal revenue	$1,819,777	$1,919,976	$(100,199)	(5%)
Freight and handling revenue	171,253	229,570	(58,317)	(25%)
Purchased coal revenue	43,741	22,025	21,716	99%
Other revenue	72,504	63,188	9,316	15%
Total revenues	$2,107,275	$2,234,759	$(127,484)	(6%)

The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the first nine months of 2009, compared to the first nine months of 2008:
	Nine Months Ended
	September 30,
			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In millions, except per ton amounts)
Produced tons sold:
Utility	21.4	19.9	1.5	8%
Metallurgical	5.5	7.8	(2.3)	(29%)
Industrial	2.0	3.1	(1.1)	(35%)
Total	28.9	30.8	(1.9)	(6%)

Average produced coal revenue per ton sold:
Utility	$53.74	$49.07	$4.67	10%
Metallurgical	97.60	97.25	0.35	0%
Industrial	68.25	60.41	7.84	13%
Weighted average	$63.02	$62.43	$0.59	1%

Shipments of utility coal increased in the first nine months of 2009, compared to the same period in 2008, as production of utility quality coal increased, mainly as a result of new mines started in 2008 and our contracted position for 2009.  Shipments of metallurgical and industrial coal declined during the first nine months of 2009, compared to the same period in 2008, due to lower customer demand, as the United States and world economies continue to suffer through a severe recession. The average per ton sales price for utility and industrial coal was higher in the first nine months of 2009, compared to the first nine months of 2008, attributable to prices contracted during prior periods when demand and pricing were elevated for all grades of coal in the United States.

Freight and handling revenue decreased due to a reduction in the number of contracts in which customers were required to pay freight in the first nine months of 2009, compared to the first nine months of 2008, and by a decrease in export tons sold from 6.2 million in the first nine months of 2008, to 4.6 million in the first nine months of 2009.

Purchased coal revenue increased in the first nine months of 2009, compared to the same period in 2008, as a result of a 0.3 million tons increase in the number of purchased tons shipped.

Other revenue includes refunds on railroad agreements, royalties related to coal lease agreements, gas well revenue, gains on the sale of non-strategic assets and reserve exchanges, joint venture revenue and other miscellaneous revenue. Other revenue for the first nine months of 2009 includes a pre-tax gain of $32.0 million on the sale and exchange of coal reserve interests and other assets. Other revenue for the first nine months of 2008 includes a pre-tax gain of $32.5 million on exchanges of coal reserves.

Costs

	Nine Months Ended
	September 30,
			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In Thousands)
Costs and expenses
Cost of produced coal revenue	$1,462,263	$1,418,275	$43,988	3%
Freight and handling costs	171,253	229,570	(58,317)	(25%)
Cost of purchased coal revenue	39,061	19,783	19,278	97%
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	204,524	185,200	19,324	10%
Selling, general and administrative	2,025	2,569	(544)	(21%)
Selling, general and administrative	63,420	62,815	605	1%
Other expense	1,970	2,457	(487)	(20%)
Litigation charge	-	251,111	(251,111)	-
Gain on derivative instruments	(4,479)	-	(4,479)	-
Loss on refinancing	-	9,088	(9,088)	-
Total costs and expenses	$1,940,037	$2,180,868	$(240,831)	(11%)

Cost of produced coal revenue increased primarily due to higher production costs including higher labor and operating lease costs, partially offset by lower mining supplies and repair costs, during the first nine months of 2009, compared to the same period in 2008.

Freight and handling costs decreased due to a reduction in the number of contracts in which customers were required to pay freight in the first nine months of 2009, compared to the first nine months of 2008, and by a decrease in export tons sold from 6.2 million in the first nine months of 2008 to 4.6 million in the first nine months of 2009.

Cost of purchased coal revenue increased in the first nine months of 2009, compared to the same period in 2008, as a result of a 0.3 million tons increase in the number of purchased tons shipped.

Litigation charge represents an accrual for a specific legal action related to the litigation with WPS that was recorded during the first nine months of 2008.

Gain on derivative instruments represents net gains of $4.5 million related to purchase and sales contracts that qualify as derivatives (see Note 11 to the Notes to Condensed Consolidated Financial Statements for further discussion).

Loss on refinancing represents the fees incurred for the consent solicitation and tender offer for our 6.625% Notes recorded during the first nine months of 2008.

Interest Income

Interest income decreased for the first nine months of 2009, compared to the same period in 2008, as a result of significant reduction of rates on our interest bearing investments in 2009, offset by $8.5 million in interest received related to black lung excise tax refunds filed in 2008.

Interest Expense

Interest expense increased for the first nine months of 2009, compared to the same period of 2008, due to higher outstanding debt balances in 2009, offset by $1.9 million (pre-tax) for the write-off of unamortized financing fees and $4.2 million for the write-off of unamortized interest rate swap termination payment included in the first nine months of 2008.

Income Taxes

Our effective tax rate is sensitive to changes in estimates of annual pre-tax earnings and percentage depletion. The increase in the effective tax rate from the first nine months of 2008 to the first nine months of 2009 is primarily the result of differences in pre-tax income, the impact of percentage depletion and projected changes in deferred taxable and deductible differences. Also impacting the income tax rate for the first nine months of 2008, was a favorable adjustment for interest received from the IRS in connection with the closing of a prior period audit, the WPS litigation charge and refinancing charges relating to our 6.625% Notes (discussed above), which were treated as discrete items for the first nine months of 2008.

Liquidity and Capital Resources

At September 30, 2009, our available liquidity was $714.4 million, comprised of Cash and cash equivalents of $640.0 million and $74.4 million of availability from our asset-based revolving credit facility (“ABL”).  CIT Group, Inc. (“CIT”) is a participant in our ABL. On October 1, 2009, CIT filed a Current Report on Form 8-K with the SEC, reporting that it has commenced a restructuring of its capital structure and that if CIT does not achieve the objectives of the senior note exchange offers, as per the restructuring plan, it may decide to initiate a voluntary filing under Chapter 11 of the U.S. Bankruptcy Code. It is not certain whether CIT will honor its commitment to make loans under the ABL or whether another lender under the ABL might assume CIT’s commitment. Consequently, our ability to borrow under the ABL may be adversely impacted. If CIT is unable to fund its commitment under our ABL and no other lender assumes its commitment, the availability from our ABL may be reduced by up to $25 million.  As of September 30, 2009, we had a $15.1 million investment in the Primary Fund, which is recorded in Short-term investment. Subsequent to September 30, 2009, we received an additional distribution from the Primary Fund in the amount for $4.3 million. Our total debt-to-book capitalization ratio was 52.2% at September 30, 2009.

Our Debt was comprised of the following:

	September 30, 2009	December 31, 2008
		As Adjusted
	(In Thousands)
6.875% senior notes due 2013, net of discount
of $3,449 and $3,959, respectively	$756,551	$756,041
3.25% convertible senior notes due 2015, net of discount
of $139,564 and $153,462, respectively	531,436	517,538
6.625% senior notes due 2010	21,949	21,949
2.25% convertible senior notes due 2024	9,647	9,647
4.75% convertible senior notes due 2023	-	70
Capital lease obligations	4,736	6,912
Total debt	1,324,319	1,312,157
Amounts due within one year	(1,593)	(1,976)
Total long-term debt	$1,322,726	$1,310,181

 We believe that we are currently in compliance with our debt covenants.

Convertible Debt Securities

On January 1, 2009, new accounting guidance became effective relating to our 3.25% Notes. Upon adoption on the effective date, the new accounting guidance was retroactively applied. This resulted in $4.8 million and $13.9 million of additional non-cash interest expense recorded for the three and nine months ended September 30, 2009, respectively, and $2.9 million of additional non-cash interest expense recorded for both the three and nine months ended September 30, 2008. The impact to Earnings per share was a decrease of $0.03 and $0.10 for the three and nine months ended September 30, 2009, respectively, and a decrease of $0.03 for both the three and nine months ended September 30, 2008. We separately account for the liability and equity components in a manner reflective of our nonconvertible debt borrowing rate, which was determined to be 7.75% at the date of issuance of the 3.25% Notes. The discount associated with the 3.25% Notes will be amortized via the effective-interest method increasing the reported liability until the notes are carried at par value on their maturity date.

4.75% Notes

During May 2009, we redeemed at par the remaining $70,000 of the 4.75% convertible senior notes due 2023.

Asset-Based Credit Facility

We maintain an ABL, which provides for available borrowings, including letters of credit, of up to $175 million, depending on the level of eligible inventory and accounts receivable. The facility expires on May 15, 2010; however if the 6.625% Notes have been refinanced, defeased, or paid in full by May 15, 2010, the expiration date is extended to August 15, 2011. The ABL’s borrowing base is the sum of 85% of the eligible accounts receivable plus the lesser of (1) up to 65% of eligible inventory and (2) up to 85% of the net orderly liquidation value of eligible inventory, minus any reserves set by the administrative agent from time to time.

As of September 30, 2009, there were $78.9 million of letters of credit issued and there were no outstanding borrowings under our ABL.  We had $153.3 million of availability, which was $21.7 million less than the maximum of $175 million due to a lower level of accounts receivable. As a result, we had $74.4 million of borrowing capacity at September 30, 2009.  However, as a result of a higher level of accounts receivable, $166.6 million was available under our ABL as of October 28, 2009, which provided us with $87.7 million of borrowing capacity at such date.

Common Stock Offering Program

 On February 3, 2009, pursuant to Rule 424(b)(5), we filed a prospectus supplement with the Securities and Exchange Commission (“SEC”) allowing us to sell up to 5.0 million shares of Common Stock from time to time at our discretion.  The proceeds from any shares of Common Stock sold will be used for general corporate purposes, which may include funding for acquisitions or investments in business, products, or technologies, and repurchases and repayment of our indebtedness.  As of September 30, 2009, no shares of Common Stock had been sold pursuant to this program.

Cash Flow

Net cash provided by operating activities was $232.1 million for the nine months ended September 30, 2009 compared to $426.0 million for the nine months ended September 30, 2008. Cash provided by operating activities reflects Net income adjusted for non-cash charges and changes in working capital requirements.

Net cash utilized by investing activities was $183.0 million and $743.1 million for the nine months ended September 30, 2009 and 2008, respectively. The cash used in investing activities reflects capital expenditures in the amount of $223.0 million and $532.0 million for the nine months ended September 30, 2009 and 2008, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, projects to improve the efficiency of mining operations and for compliance with safety regulations.  Additionally, the nine months ended September 30, 2009 and 2008 included $15.7 million and $6.8 million, respectively, of proceeds provided by the sale of assets.

Net cash utilized and provided by financing activities was $16.1 million and $618.2 million for the nine months ended September 30, 2009 and 2008, respectively.  Financing activities for the nine months ended September 30, 2009 primarily reflects change in debt levels and payments of dividends. Financing activities for the nine months ended September 30, 2008, primarily reflects proceeds from issuing convertible senior notes and common stock, partially offset by a tender offer payment on senior notes.

We believe that cash on hand, cash generated from operations and our borrowing capacity will be sufficient to meet our working capital requirements, scheduled debt payments, potential share repurchases and debt repurchases, anticipated dividend payments, expected settlements of outstanding litigation and anticipated capital expenditures for at least the next twelve months. Nevertheless, our ability to satisfy our debt service obligations, repurchase shares and debt, pay dividends, pay settlements or judgments in respect of pending litigation or fund planned capital expenditures, will substantially depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry, debt covenants and financial, business and other factors, some of which are beyond our control. We frequently evaluate potential acquisitions. In the past, we have funded acquisitions primarily with cash generated from operations. As a result of the cash needs we have described above and possible acquisition opportunities, in the future we may consider a variety of financing sources, including debt or equity financing.  Currently, other than our ABL, we have no commitments for any additional financing.  We cannot be certain that we will be able to replace our ABL when it expires or that we will be able to obtain additional financing on terms that we find acceptable, if at all, through the issuance of equity securities or the incurrence of additional debt.  Additional equity financing may dilute our stockholders, and debt financing, if available, may among other things, restrict our ability to repurchase shares of Common Stock, declare and pay dividends and raise future capital.  If we are unable to obtain additional needed financing, it may prohibit us from making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our prospects for long-term growth.

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

Our operations are principally regulated under surface mining permits issued pursuant to the Surface Mining Control and Reclamation Act and state counterpart laws. Such permits are issued for terms of five years with the right of successive renewal. Separately, the Clean Water Act requires permits for operations that discharge into waters of the United States. Valley fills and refuse impoundments are authorized under permits issued by the U.S. Army Corps of Engineers (the “Corps”). The Environmental Protection Agency (the “EPA”) has the authority, which it has rarely exercised until recently, to object to permits issued by the Corps.  While the Corps is authorized to issue permits even when the EPA has objections, the EPA does have the ability to override the Corps decision and “veto” the permits. In September 2009, the EPA announced it had identified 79 pending permit applications for Appalachian surface coal mining, under a coordination process with the Corps and the United States Department of the Interior entered into in June 2009, that EPA believes warrant further review because of its continuing concerns about water quality and/or regulatory compliance issues.  These include five of our permit applications.  While the EPA has stated that its identification of these 79 permits does not constitute a determination that the mining involved cannot be permitted under the Clean Water Act and does not constitute a final recommendation from the EPA to the Corps on these projects, it is unclear how long the further review will take for our five permits or what the final outcome will be.  It is also unclear what impact this process may have on our future applications for surface coal mining permits.  Permitting under the Clean Water Act has been a frequent subject of litigation by environmental advocacy groups that has resulted in periodic delays in such permits issued by the Corps. Additionally, certain operations (particularly preparation plants) have permits issued pursuant to the Clean Air Act and state counterpart laws allowing and controlling the discharge of air pollutants. Regulatory authorities exercise considerable discretion in the timing of permit issuance. Requirements imposed by these authorities may be costly and time-consuming and may result in delays in, or in some instances preclude, the commencement or continuation of development or production operations. Adverse outcomes in lawsuits challenging permits or failure to comply with applicable regulations could result in the suspension, denial or revocation of required permits, which could have a material adverse impact on our cash flows, results of operations or financial condition. See also Note 13, “Contingencies – Surface Mining Fills” to the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Global climate change continues to attract considerable public and scientific attention. Widely publicized scientific reports, such as the Fourth Assessment Report of the Intergovernmental Panel on Climate Change released in 2007, have also engendered widespread concern about the impacts of human activity, especially fossil fuel combustion, on global climate change. A considerable and increasing amount of attention in the United States is being paid to global climate change and to reducing greenhouse gas emissions, particularly from coal combustion by power plants. According to the EIA report, “Emissions of Greenhouse Gases in the United States 2007,” coal combustion accounts for 30% of man-made greenhouse gas emissions in the United States. In April, the EPA released a proposed rule making an "endangerment finding" with respect to six greenhouse gases, including carbon dioxide, due to effects on public health and welfare; if finalized, such a finding would trigger the process under the Clean Air Act for developing air quality standards for these greenhouse gases and establishing emission standards for sources. In June of 2009, the U.S. House of Representatives passed the so-called “Waxman-Markey” bill, which provides for substantial reductions in greenhouse gases, including carbon dioxide, through a “cap and trade”

system. “Cap and Trade” legislation was also introduced in the U.S. Senate in the fall of 2009. Further developments in connection with legislation, regulations or other limits on greenhouse gas emissions and other environmental impacts from coal combustion, both in the United States and in other countries where we sell coal, could have a material adverse effect on our cash flows, results of operations or financial condition.

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

From time to time we use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations. At September 30, 2009, we had $124.0 million of letters of credit outstanding of which $45.1 million was collateralized by $46.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks and $78.9 million was issued under our asset based lending arrangement. No claims were outstanding against those letters of credit as of September 30, 2009.

We use surety bonds to secure reclamation, workers’ compensation, wage payments and other miscellaneous obligations. As of September 30, 2009, we had $401.1 million of outstanding surety bonds. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $318.5 million, an appeal bond of $72.0 million of cash as collateral in the Harman litigation (see Note 13 to the Notes to Condensed Consolidated Financial Statements for more information), and other miscellaneous obligation bonds of $10.6 million. Outstanding surety bonds of $46.1 million are secured with letters of credit.

Generally, the availability and market terms of surety bonds continue to be challenging. If we are unable to meet certain financial tests and ratings requirements applicable to some of our surety bonds, or to the extent that surety bonds otherwise become unavailable, we would need to replace the surety bonds or seek to secure them with letters of credit, cash deposits or other suitable forms of collateral.

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended September 30, 2009, are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of our critical accounting estimates and assumptions.

Item 3:  Quantitative and Qualitative Discussions About Market Risk

In addition to quantitative and qualitative discussions about market risk set forth below, please refer to Item 7A. Quantitative and Qualitative Discussions About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of certain market risk factors, which may impact our business.

Our derivative contracts give rise to commodity price risk, which represents the potential gain or loss that can be caused by an adverse change in the price of coal. See Note 11 to the Notes to Condensed Consolidated Financial Statements for further discussion of our derivatives. The outstanding purchase and sales contracts at September 30, 2009, that are accounted for as derivative instruments in accordance with GAAP, are summarized as follows:

	Price Range	Tons Outstanding	Delivery Period
Purchase Contracts	$43.75 - $98.00	1,829,250	10/01/09 - 12/31/10
Sales Contracts	$47.25 - $75.00	2,387,250	10/01/09 - 12/31/10

As of September 30, 2009, a hypothetical increase of 10% in the forward market price would result in an additional fair value loss recorded for these derivative instruments of $3.1 million.  A hypothetical decrease of 10% in the forward market price would result in a fair value gain recorded for these derivative instruments of $3.1 million.

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

There has been no change in our internal control over financial reporting during the three months ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The following describes material developments in legal proceedings affecting us, as previously described in Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2008, and in subsequently filed interim reports, as they relate to the fiscal quarter ended September 30, 2009. Certain other information responsive to this Item 1. is contained in Note 13, “Contingencies,” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

On May 20, 2008, the Circuit Court entered an order preliminarily approving a settlement agreement in the Manville action. A final settlement hearing was held on June 25, 2008, and, rejecting the objections of Mr. Mercier, on June 30, 2008, the Circuit Court entered a final order approving the settlement and dismissing the Manville action with prejudice. The settlement agreement requires us to make certain corporate governance changes and pay Manville’s counsel fees and expenses in the amount of $2.7 million as compensation for professional services rendered and expenses incurred in the prosecution of the litigation. This payment was made on July 15, 2008. Mr. Mercier declined to appeal this ruling.

On December 5, 2008, Mr. Mercier filed an Amended Complaint in the District Court, adding new members of our Board of Directors and additional employees to the Original Vernon Mercier Defendants (collectively, the “Vernon Mercier Defendants”), restating his original claim and adding claims for breach of fiduciary duty in connection with approval of the settlement of the Manville action and our CEO’s compensation package and a purported failure to comply with the terms of the settlement of the Manville action. On February 27, 2009, the Vernon Mercier Defendants jointly moved to dismiss the Amended Complaint, contending that the settlement in the Manville action bars Mr. Mercier from continuing to prosecute his federal court action and that Mr. Mercier’s claims otherwise lack merit. On September 30, 2009, the District Court granted the Vernon Mercier Defendants’ motions to dismiss. The District Court indicated it would issue the judgment order after it ruled upon the Vernon Mercier Defendants’ motion for sanctions against Mr. Mercier and his attorneys. At the request of Mr. Mercier and his attorneys, the Vernon Mercier Defendants agreed to drop their motion for sanctions in exchange for Mr. Mercier and his attorneys’ agreement not to appeal, collaterally attack or otherwise challenge the effect of the District Court’s decision. On October 21, 2009, the parties filed a joint stipulation and proposed order pursuant to which the Vernon Mercier Defendants agreed to withdraw their motion for sanctions against Mr. Mercier and his attorneys in exchange for their agreement not to appeal, collaterally attack or otherwise challenge the effect of the District Court’s judgment. On  October 26, 2009, the District Court approved the stipulation and settlement and dismissed the action with prejudice.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about shares of Common Stock that were purchased during the second quarter of 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
(In Thousands, Except Average Price Paid Per Share)
July 1 through July 31	-	-	-	-
August 1 through August 31	-	-	-	-
September 1 through September 30	-	-	-	-
Total	-		-	15,059,161	(2)

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

(2)
Calculated using the  $420 million that may yet be purchased under the Repurchase Program and a price per share of $27.89, the closing price of Common Stock as reported on the New York Stock Exchange on September 30, 2009.

Item 6. Exhibits

4.1
Fourth Supplemental Indenture, dated August 28, 2009 by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, supplementing that certain Senior Indenture dated May 29, 2003 in connection with the Company’s 2.25% convertible senior notes.  [filed herewith]

4.2
Third Supplemental Indenture, dated August 28, 2009 by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, supplementing that certain Senior Indenture dated November 10, 2003 in connection with the Company’s 6.625% senior notes.  [filed herewith]

4.3
Second Supplemental Indenture, dated August 28, 2009 by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, supplementing that certain Senior Indenture dated November 10, 2003 in connection with the Company’s 6.875% senior notes.  [filed herewith]

4.4
Third Supplemental Indenture, dated August 28, 2009 by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, supplementing that certain Senior Indenture dated August 12, 2008 in connection with the Company’s 3.25% convertible senior notes.  [filed herewith]

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [filed herewith]
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [filed herewith]
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [furnished herewith]
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [furnished herewith]

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2009, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Condensed Consolidated Statement of Income for the three months ended September 30, 2009 and 2008, (ii) the Condensed Consolidated Balance Sheet at September 30, 2009 and December 31, 2008, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2009 and 2008 and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY
(Registrant)

Date: October 28, 2009	/s/ Eric B. Tolbert
Eric B. Tolbert
Vice President and Chief Financial Officer

Date: October 28, 2009	/s/ David W. Owings
David W. Owings
Controller