Form 10-Q
period 2010-04-30
MASSEY ENERGY CO
filed 2010-04-30
CIK 37748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

As of April 23, 2010, there were 102,963,574 shares of common stock, $0.625 par value, outstanding.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2010

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
UNAUDITED

	Three Months Ended March 31,
	2010	2009
Revenues
Produced coal revenue	$571,802	$681,027
Freight and handling revenue	74,289	57,782
Purchased coal revenue	19,465	9,940
Other revenue	23,083	19,339
Total revenues	688,639	768,088

Costs and expenses
Cost of produced coal revenue	469,936	545,925
Freight and handling costs	74,289	57,782
Cost of purchased coal revenue	20,623	5,206
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	64,207	71,618
Selling, general and administrative	262	1,021
Selling, general and administrative	28,109	21,870
Other expense	871	783
Gain on derivative instruments	(36,453)	(8,867)
Total costs and expenses	621,844	695,338

Income before interest and taxes	66,795	72,750

Interest income	1,463	8,877
Interest expense	(25,216)	(25,236)
Gain on short-term investment	3,780	-
Income before taxes	46,822	56,391

Income tax expense	(13,196)	(12,965)

Net income	$33,626	$43,426

Net income per share
Basic	$0.39	$0.51
Diluted	$0.39	$0.51

Shares used to calculate income per share
Basic	86,137	84,859
Diluted	87,393	85,182

Dividends per share	$0.06	$0.06

See Notes to Condensed Consolidated Financial Statements

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
UNAUDITED

	March 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$1,162,937	$665,762
Short-term investment	-	10,864
Trade and other accounts receivable, less allowance of $1,303	212,005	121,577
Inventories	273,682	269,826
Income taxes receivable	2,815	10,546
Other current assets	179,905	235,990
Total current assets	1,831,344	1,314,565

Property, plant and equipment, net	2,342,499	2,344,770
Other noncurrent assets	162,986	140,336
Total assets	$4,336,829	$3,799,671

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable, principally trade and bank overdrafts	$185,069	$164,979
Short-term debt	3,855	23,531
Payroll and employee benefits	62,365	63,590
Other current liabilities	206,308	192,835
Total current liabilities	457,597	444,935
Noncurrent liabilities
Long-term debt	1,297,913	1,295,555
Deferred income taxes	215,783	209,230
Pension obligation	53,547	55,610
Other noncurrent liabilities	542,963	538,058
Total noncurrent liabilities	2,110,206	2,098,453
Total liabilities	2,567,803	2,543,388
Shareholders’ equity
Capital stock
Preferred – authorized 20,000,000 shares without par value; none issued	-	-
Common – authorized 150,000,000 shares of $0.625 par value; issued
96,454,056 and 86,213,582 shares, respectively	60,273	53,868
Additional capital	1,044,173	568,995
Retained earnings	744,548	716,089
Accumulated other comprehensive loss	(79,968)	(82,669)
Total shareholders’ equity	1,769,026	1,256,283
Total liabilities and shareholders’ equity	$4,336,829	$3,799,671

See Notes to Condensed Consolidated Financial Statements

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
UNAUDITED
	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,626	$43,426
Adjustments to reconcile Net income to Cash provided by operating activities:
Depreciation, depletion and amortization	64,469	72,639
Share-based compensation expense	2,709	3,290
Amortization of bond discount	5,013	4,713
Deferred income taxes	3,089	3,129
Gain on disposal of assets	(1,019)	(9,318)
Gain on reserve exchange	(2,313)	-
Gain on insurance recovery	(5,810)	-
Net change in fair value of derivative instruments	(28,017)	(20,688)
Realized gain on short-term investment	(3,780)	-
Asset retirement obligations accretion	4,131	3,502
Changes in operating assets and liabilities:
Increase in accounts receivable	(93,743)	(61,086)
Increase in inventories	(3,856)	(22,893)
Decrease in other current assets	66,572	11,157
(Increase) decrease in other assets	(9,204)	11,238
Increase (decrease) in accounts payable and bank overdrafts	20,090	(41,956)
Increase in accrued income taxes	9,468	9,835
Increase in other accrued liabilities	12,685	25,395
Increase in other noncurrent liabilities	2,708	3,007
Increase in pension obligation	1,429	6,442
Asset retirement obligations payments	(1,090)	(950)
Cash provided by operating activities	77,157	40,882

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(56,146)	(103,704)
Proceeds from redemption of short-term investment	14,644	14,470
Proceeds from sale of assets	1,019	13,635
Proceeds from insurance recovery	9,125	-
Cash utilized by investing activities	(31,358)	(75,599)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	466,759	-
Repayments of capital lease obligations	(382)	(471)
Repayment for 6.625% senior notes	(21,949)	-
Cash dividends paid	(5,167)	(5,092)
Proceeds from stock options exercised	11,490	-
Income tax benefit from stock option exercises	625	-
Cash provided (utilized) by financing activities	451,376	(5,563)

Increase (decrease) in cash and cash equivalents	497,175	(40,280)
Cash and cash equivalents at beginning of period	665,762	606,997

Cash and cash equivalents at end of period	$1,162,937	$566,717

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

(1) Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Annual Report on Form 10-K of Massey Energy Company (“we,” “our,” “us” or the “Company”) for the year ended December 31, 2009.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the quarterly period ended March 31, 2010 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2010.

The condensed consolidated financial statements included herein are unaudited; however, the financial statements contain all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary to present fairly our consolidated financial position at March 31, 2010, our consolidated results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States (“GAAP”).

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

A.T. Massey and substantially all of our indirect operating subsidiaries, each such subsidiary being indirectly 100% owned by us, fully and unconditionally, jointly and severally, guarantee our obligations under the 6.875% senior notes due 2013 (“6.875% Notes”), the 3.25% convertible senior notes due 2015 (“3.25% Notes”) and the 2.25% convertible senior notes due 2024 (“2.25% Notes”).  The subsidiaries not providing a guarantee of the 6.875% Notes, the 3.25% Notes and the 2.25% Notes are minor (as defined under Securities and Exchange Commission (“SEC”) Rule 3-10(h)(6) of Regulation S-X).  See Note 5 to the Notes to Condensed Consolidated Financial Statements for a more complete discussion of debt.

We have evaluated subsequent events through the date the financial statements were issued.

Recent Accounting Pronouncements

In January 2010, the FASB issued an accounting standard update, amending disclosure requirements related to Fair Value Measurements and Disclosures, as follows:

1.	Significant transfers between Level 1 and 2 shall be disclosed separately, including the reasons for the transfers; and
2.	Information about purchases, sales, issuances and settlements shall be disclosed separately in the reconciliation of activity in Level 3 fair value measurements.

This accounting standard update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this accounting standard update did not have a material impact on our financial position or results of operations.  See Note 13 to the Notes to Condensed Consolidated Financial Statements for more information on our Fair Value Measurements and Disclosures.

In April 2010, the FASB issued an accounting standard update, amending disclosure requirements related to income taxes, as a result of the Patient Protection and Affordable Care Act (“PPACA”), which became law on March 23, 2010, and was subsequently amended on March 30, 2010.  Beginning in fiscal year 2014, the tax deduction available to us will be reduced to the extent our drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program.  Because retiree health care liabilities and the related tax impacts are already reflected in our Condensed Consolidated Financial Statements, we are required to recognize the full accounting impact of this accounting standard update in the period in which the PPACA was signed into law.  The total non-cash charge to Income tax expense related to the reduction in the tax benefit is $2.6 million, recorded in the first quarter of 2010.

(2)           Inventories

Inventories consisted of the following:
	March 31,	December 31,
	2010	2009
	(In Thousands)
Saleable coal	$180,848	$179,081
Raw coal	40,936	36,254
Coal inventory	221,784	215,335
Supplies inventory	51,898	54,491
Total inventory	$273,682	$269,826

Saleable coal represents coal ready for sale, including inventories designated for customer facilities under consignment arrangements of $29.5 million and $43.7 million at March 31, 2010 and December 31, 2009, respectively.  Raw coal represents coal that generally requires further processing prior to shipment to the customer.

(3)           Other Current Assets

Other current assets are comprised of the following:

	March 31,	December 31,
	2010	2009
	(In Thousands)
Longwall panel costs	$5,369	$12,041
Deposits	71,676	133,794
Other	102,860	90,155
Total other current assets	$179,905	$235,990

Deposits consist primarily of funds placed in restricted accounts with financial institutions to collateralize letters of credit that support workers’ compensation requirements, insurance and other obligations.  As of March 31, 2010 and December 31, 2009, Deposits includes $46.0 million of funds pledged as collateral to support $45.1 million of outstanding letters of credit.  In addition, Deposits at March 31, 2010 and December 31, 2009, includes $10.9 and $12.1 million of United States Treasury securities supporting various regulatory obligations, respectively.  As of December 31, 2009, Deposits included a $72.0 million appeal bond we had been required to post related to the Harman litigation, which was released by the West Virginia Supreme Court of Appeals during the first quarter of 2010, as the final appeal of the case at the state level was resolved in our favor.

We have committed to the divestiture of certain mining equipment assets which are not part of our short-term mining plan.  At March 31, 2010, the carrying amount of assets held for sale totaled $18.9 million and is included in Other current assets.

(4)           Property, Plant and Equipment

Property, plant and equipment is comprised of the following:
	March 31,	December 31,
	2010	2009
	(In Thousands)
Property, plant and equipment, at cost	$4,646,728	$4,615,297
Accumulated depreciation, depletion and amortization	(2,304,229)	(2,270,527)
Property, plant and equipment, net	$2,342,499	$2,344,770

Property, plant and equipment includes gross assets under capital leases of $12.9 million at March 31, 2010 and December 31, 2009.

During the first quarter of 2010, we exchanged certain coal reserves to third parties, recognizing a pre-tax gain of $2.3 million in Other revenue.

During the first quarter of 2009, we sold our interest in certain coal reserves to a third party, recognizing a pre-tax gain of $7.1 million in Other revenue.

(5)           Debt

Debt is comprised of the following:
	March 31,	December 31,
	2010	2009
	(In Thousands)
6.875% senior notes due 2013, net of discount
of $3,094 and $3,273, respectively	$756,906	$756,727
3.25% convertible senior notes due 2015, net of discount
of $127,794 and $132,628, respectively	531,269	526,435
6.625% senior notes due 2010	-	21,949
2.25% convertible senior notes due 2024	9,647	9,647
Capital lease obligations	3,946	4,328
Total debt	1,301,768	1,319,086
Amounts due within one year	(3,855)	(23,531)
Total long-term debt	$1,297,913	$1,295,555

The weighted average effective interest rate of the outstanding borrowings was 7.3% at March 31, 2010 and December 31, 2009.

Convertible Debt Securities

The discount associated with the 3.25% Notes is being amortized via the effective-interest method increasing the reported liability until the notes are carried at par value on their maturity date.  We recognized $4.8 million and $4.5 million of pre-tax non-cash interest expense for the amortization of the discount for the three months ended March 31, 2010 and 2009, respectively.

6.625% Notes

During January 2010, we redeemed at par the remaining $21.9 million of our 6.625% senior notes due 2010.

(6)	Pension Expense

Net periodic pension expense for both our qualified defined benefit pension plan and nonqualified supplemental benefit pension plan is comprised of the following components:
	Three Months Ended
	March 31,
	2010	2009
	(In Thousands)
Service cost	$2,642	$2,382
Interest cost	4,444	4,172
Expected return on plan assets	(4,605)	(4,026)
Recognized loss	3,491	4,238
Amortization of prior service cost	1	10
Net periodic pension expense	$5,973	$6,776

We paid benefits to participants of the nonqualified supplemental benefit pension plan of $0.02 million for both the three month periods ended March 31, 2010 and 2009.  We expect to voluntarily contribute approximately $0.3 million for benefit payments to participants for the nonqualified supplemental benefit pension plan in 2010.  During the first quarter of 2010, we voluntarily contributed $4.6 million to the qualified defined benefit pension plan.  No contributions were made to the qualified defined benefit pension plan in the first quarter of 2009.  We expect to make voluntary contributions of approximately $20 million to the qualified defined benefit pension plan in 2010.

(7)           Other Noncurrent Liabilities

Other noncurrent liabilities is comprised of the following:
	March 31,	December 31,
	2010	2009
	(In Thousands)
Reclamation	$201,689	$193,361
Workers' compensation and black lung	96,332	98,227
Other postretirement benefits	156,621	155,024
Other	88,321	91,446
Total other noncurrent liabilities	$542,963	$538,058

(8)           Black Lung and Workers’ Compensation Expense

Expenses for black lung benefits and workers’ compensation related benefits include the following components:
	Three Months Ended
	March 31,
	2010	2009
	(In Thousands)
Self-insured black lung benefits:
Service cost	$1,000	$700
Interest cost	775	750
Amortization of actuarial gain	(875)	(1,025)
Subtotal black lung benefits expense	900	425
Other workers' compensation benefits	7,473	9,369
Total black lung and workers' compensation benefits expense	$8,373	$9,794

Payments for benefits, premiums and other costs related to black lung and workers’ compensation liabilities were $8.4 million and $11.9 million for the three months ended March 31, 2010 and 2009, respectively.

The PPACA amended previous legislation related to coal workers’ pneumoconiosis (black lung), providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims.  We are currently evaluating the impact of these changes to our current population of beneficiaries and claimants and the effect on potential future claims.

(9)           Other Postretirement Benefits Expense

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended
	March 31,
	2010	2009
	(In Thousands)
Service cost	$812	$1,037
Interest cost	2,378	2,518
Recognized loss	830	586
Amortization of prior service credit	(763)	(188)
Net periodic postretirement benefit cost	$3,258	$3,953

Payments for benefits related to postretirement benefit cost were $1.5 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively.

(10)           Common Stock Issuance

On March 23, 2010, we completed a registered underwritten public offering of 9,775,000 shares of our common stock, $0.625 par value per share (“Common Stock”) at a public offering price of $49.75 per share, resulting in proceeds to us of $466.8 million, net of fees.  In April 2010, we used the net proceeds of this offering to fund a portion of the cash consideration for the acquisition of Cumberland Resources Corporation and certain affiliated companies (“Cumberland”).  See Note 15 to the Notes to Condensed Consolidated Financial Statements for a more complete discussion of the acquisition of Cumberland.

(11)           Earnings Per Share

The number of shares of our Common Stock used to calculate basic earnings per share for the three months ended March 31, 2010 and 2009, is based on the weighted average of outstanding shares of Common Stock during the respective periods.  The number of shares of Common Stock used to calculate diluted earnings per share is based on the number of shares of Common Stock used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by our employees and directors during each period and debt securities currently convertible into shares of Common Stock during each period.  The effect of dilutive securities issuances in the amount of 0.1 million and 3.0 million shares of Common Stock for the three months ended March 31, 2010 and 2009, respectively, and were excluded from the calculation of diluted income per share of Common Stock, as such inclusion would result in antidilution.

The computations for basic and diluted income per share are based on the following per share information:

	Three Months Ended
	March 31,
	2010	2009
	(In Thousands, Except Per Share Amounts)
Numerator:
Net income - numerator for basic	$33,626	$43,426
Effect of convertible notes	44	44
Adjusted net income - numerator for diluted	$33,670	$43,470

Denominator:
Weighted average shares - denominator for basic	86,137	84,859
Effect of stock options/restricted stock	969	32
Effect of convertible notes	287	291
Adjusted weighted average shares - denominator for diluted	87,393	85,182

Net income per share:
Basic	$0.39	$0.51
Diluted	$0.39	$0.51

The 2.25% Notes are convertible by holders into shares of Common Stock during certain periods under certain circumstances.  As of March 31, 2010, the price per share of Common Stock had reached the specified threshold for conversion.  Consequently, the 2.25% Notes are convertible until June 30, 2010, the last day of our second quarter.  The 2.25% Notes may be convertible beyond this date if the specified threshold for conversion is met in subsequent quarters.  If all of the 2.25% Notes outstanding at March 31, 2010 had been eligible for conversion and were converted at that date, we would have issued 287,113 shares of Common Stock.

The 3.25% Notes are convertible under certain circumstances and during certain periods into (i) cash, up to the aggregate principal amount of the 3.25% Notes subject to conversion and (ii) cash, Common Stock or a combination thereof, at our election in respect to the remainder (if any) of our conversion obligation.  As of March 31, 2010, the 3.25% Notes had not reached the specified threshold for conversion.

Subsequent to the first quarter of 2010, we issued 6,519,034 shares of our Common Stock as partial consideration for our acquisition of Cumberland.  See Note 15 to the Notes to Condensed Consolidated Financial Statements for a more complete discussion.

(12)           Derivative Instruments

Upon entering into each coal sales and coal purchase contract, we evaluate each of our contracts to determine if they qualify for the normal purchase normal sale (“NPNS”) exception prescribed by current accounting guidance.  We use coal purchase contracts to supplement our produced and processed coal in order to provide coal to meet customer requirements under sales contracts.  We are exposed to certain risks related to coal price volatility.  The purchases and sales contracts we enter into allow us to mitigate a portion of the underlying risk associated with coal price volatility.  The majority of our contracts qualify for the NPNS exception and therefore are not accounted for at fair value.  For those contracts that do not qualify for the NPNS exception at inception or lose their designation at some point during the duration of the contract, the contracts are required to be accounted for as derivative instruments and must be recognized as assets or liabilities and measured at fair value.  Those contracts that do not qualify for the NPNS exception have not been designated as cash flow or fair value hedges and, accordingly, the net change in fair value is recorded in current period earnings.  Our coal sales and coal purchase contracts that do not qualify for the NPNS exception as prescribed by current accounting guidance are offset on a counterparty-by-counterparty basis for derivative instruments executed with the same counterparty under a master netting arrangement.

Tons outstanding under coal purchase and coal sales contracts that do not qualify for the NPNS exception are as follows:

	March 31,	December 31,
	2010	2009
	(In Thousands)
Purchase contracts	1,380	980
Sales contracts	2,655	1,120

The increase in tons outstanding under coal purchase and coal sales contracts that do not qualify for the NPNS exception as of March 31, 2010, is primarily due to certain contracts identified in the first quarter of 2010 that no longer qualified for the NPNS exception, which are now accounted for at fair value.

The fair values of our purchase and sales derivative contracts have been aggregated in the Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009, as follows:

	March 31,	December 31,
	2010	2009
	(In Thousands)
Other current assets	$44,944	$30,564
Other noncurrent assets	13,637	-
Total aggregated derivative balance	$58,581	$30,564

We have recorded net gains related to coal sales and purchase contracts that did not qualify for the NPNS exception in the Condensed Consolidated Statements of Income under the caption Gain on derivative instruments.

	For the three months ended
	March 31,
	2010	2009
	(In Thousands)
Unrealized gains on outstanding contracts	$28,017	$20,688
Realized gains/(losses) due to settlements on existing contracts	8,436	(11,821)
Gain on derivative instruments	$36,453	$8,867

(13)           Fair Value

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

	March 31, 2010
	(In Thousands)
	Level 1	Level 2	Level 3	Total
Fixed income securities
U.S. Treasury securities	$10,885	$-	$-	$10,885
Money market funds
U.S. Treasury money market fund	122,105	-	-	122,105
Other money market funds	1,057,824	-	-	1,057,824
Derivative instruments	-	58,581	-	58,581
Short-term investment	-	-	-	-
Total securities	$1,190,814	$58,581	$-	$1,249,395

	December 31, 2009
	(In Thousands)
	Level 1	Level 2	Level 3	Total
Fixed income securities
U.S. Treasury securities	$12,147	$-	$-	$12,147
Money market funds
U.S. Treasury money market fund	74,103	-	-	74,103
Other money market funds	689,470	-	-	689,470
Derivative instruments	-	30,564	-	30,564
Short-term investment	-	-	10,864	10,864
Total securities	$775,720	$30,564	$10,864	$817,148

Fixed income securities and money market funds

All fixed income securities are deposits, consisting of obligations of the U.S. Treasury, supporting various regulatory obligations.  All investments in money market funds are cash equivalents or deposits pledged as collateral and are invested in prime money market funds and Treasury-backed funds.  Included in the money market funds are $46.0 million of funds pledged as collateral to support $45.1 million of outstanding letters of credit.  See Note 3 to the Notes to Condensed Consolidated Financial Statements for more information on deposits.

Derivative Instruments

Certain of our coal sales and coal purchase contracts that do not qualify for the NPNS exception at inception or lose their designation at some point during the life of the contract are accounted for as derivative instruments and are required to be recognized as assets or liabilities and measured at fair value.  To establish fair values for these contracts, we use bid/ask price quotations obtained from independent third-party brokers. We also consider the risk of nonperformance of or nonpayment by the counterparties when determining the fair values for these contracts by evaluating the credit quality and financial condition of each counterparty.  We could experience difficulty in valuing our derivative instruments if the number of third-party brokers should decrease or market liquidity is reduced.  See Note 12 to the Notes to Condensed Consolidated Financial Statements for more information.

Short-Term Investment

Short-term investment at December 31, 2009 was comprised of an investment in the Reserve Primary Fund (“Primary Fund”), a money market fund that suspended redemptions and is being liquidated.  We determined that our investment in the Primary Fund as of December 31, 2009, no longer met the definition of a security, within the scope of current accounting guidance, since the equity investment no longer had a readily determinable fair value.  Therefore, the investment was classified as a short-term investment, subject to the cost method of accounting, on our Condensed Consolidated Balance Sheet.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3):

Short-term
(In Thousands)	investment

Balance at December 31, 2009	$10,864
Transfers out of Level 3	(14,644)
Total gains or (losses) realized/unrealized included in earnings	3,780
Purchases, issuances, sales and settlements	-
Balance at March 31, 2010	$-

Total gains or (losses) for the period included in earnings attributable to the change
in unrealized gains or losses relating to assets still held at the reporting date	$-

At December 31, 2009, our investment in the Primary Fund was $10.9 million, net of a $6.5 million write-down recorded in 2008, which represents the difference between cost and estimated fair value.  During January 2010, we received a distribution in the amount of $14.6 million. We recorded a $3.8 million gain on short-term investments which represents the difference between book value and total redemptions received.  As of March 31, 2010, the estimated fair value of our unrecovered investment of $2.7 million in the Primary Fund was zero.

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

Long-term debt: The fair values of long-term debt are estimated using the most recent market prices quoted on or before March 31, 2010.

The carrying amounts and fair values of these financial instruments are presented in the table below.  The carrying value of the 3.25% Notes reflected in Long-term debt in the table below reflects the full face amount of $671 million, which is reflected net of discount in the Condensed Consolidated Balance Sheets.
	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Short-term debt	$3,855	$3,855	$23,531	$23,465
Long-term debt	$1,428,710	$1,440,480	$1,428,710	$1,348,699

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

In December 2008, the U.S. Supreme Court agreed to review the case.  The U.S. Supreme Court granted review based on the question of whether a justice of the WV Supreme Court should have recused himself from the appeal. The U.S. Supreme Court found that the justice should have recused himself and ruled on June 8, 2009 that the matter should be reheard by the WV Supreme Court.  The WV Supreme Court heard oral arguments on the matter on September 8, 2009, and reversed the lower court’s decision on November 12, 2009.  The Harman plaintiffs subsequently requested that the WV Supreme Court reconsider its decision; the WV Supreme Court denied that request on March 11, 2010.  The $72 million of cash we were required to post as collateral for an appeal bond was returned to us in March 2010.

West Virginia Flooding

Since August 2004, five of our subsidiaries have been sued in six civil actions filed in the Circuit Courts of Boone, McDowell, Mingo, Raleigh, Summers and Wyoming Counties, West Virginia, for alleged property damages and personal injuries arising out of flooding on or about May 2, 2002.  These complaints cover approximately 350 plaintiffs seeking unquantified compensatory and punitive damages from approximately 35 defendants.  Two of these cases have been dismissed without prejudice for failure to prosecute. The other four cases are active.

Since May 2006, we and twelve of our subsidiaries have been sued in three civil actions filed in the Circuit Courts of Logan and Mingo Counties, West Virginia, for alleged property damages and personal injuries arising out of flooding between May 30 and June 4, 2004. Four of our subsidiaries have been dismissed without prejudice from one of the Logan County cases. These complaints cover approximately 400 plaintiffs seeking unquantified compensatory and punitive damages from approximately 52 defendants.

We believe the remaining cases that have not been settled will be resolved without a material adverse impact on our cash flows, results of operations or financial condition.

West Virginia Trucking

Since January 2003, an advocacy group and residents in Boone, Kanawha, Mingo and Raleigh Counties, West Virginia, filed 17 suits in the Circuit Courts of Kanawha and Mingo Counties, West Virginia, against twelve of our subsidiaries.  Plaintiffs alleged that defendants illegally transported coal in overloaded trucks, causing damage to state roads, thereby interfering with plaintiffs’ use and enjoyment of their properties and their right to use the public roads. Plaintiffs seek injunctive relief and compensatory and punitive damages.  The WV Supreme Court referred the consolidated lawsuits, and similar lawsuits against other coal and transportation companies not involving our subsidiaries, to the Circuit Court of Lincoln County, West Virginia, to be handled by a mass litigation panel judge. Plaintiffs filed motions requesting class certification. On June 7, 2007, plaintiffs voluntarily dismissed their public nuisance claims seeking monetary damages for road and bridge repairs.  Plaintiffs also agreed to an order limiting any damages for nuisance to two years prior to the filing of any suit.  A motion to dismiss any remaining public nuisance claims was restricted by plaintiffs and argued at hearings on December 14, 2007 and June 25, 2008.  No rulings on these matters have been made.  Defendants filed a motion requesting that the mass litigation panel judge recommend to the WV Supreme Court that the cases be sent back to the circuit courts of origin for resolution.  That motion was verbally denied as to those cases in which our subsidiaries are defendants, and a class certification hearing was held on October 21, 2009.  To date, no decision has been rendered by the WV Supreme Court on the class certification issues.  No date has been set for trial.  We believe we have insurance coverage applicable to these items and that they will be resolved without a material adverse impact on our cash flows, results of operations or financial condition.

Well Water Suits

Since September 2004, approximately 738 plaintiffs have filed approximately 400 suits against us and our subsidiary, Rawl Sales & Processing Co., in the Circuit Court of Mingo County, West Virginia (“Mingo Court”), for alleged property damage and personal injuries arising out of slurry injection and impoundment practices allegedly contaminating plaintiffs’ water wells. Plaintiffs seek injunctive relief and compensatory damages in excess of $170 million and unquantified punitive damages.  Specifically, plaintiffs are claiming that defendants’ activities during the period of 1978 through 1987 rendered their property valueless and request monetary damages to pay, inter alia, the value of their property and future water bills.  In addition, many plaintiffs are also claiming that their exposure to the contaminated well water caused neurological injury or physical injury, including cancers, kidney problems and gall stones.  Finally, all plaintiffs claimed entitlement to medical monitoring for the next 30 years and have requested unliquidated compensatory damages for pain and suffering, annoyance and inconvenience and legal fees.  On April 30, 2009, the Mingo Court held a mandatory settlement conference. At that settlement conference, all plaintiffs agreed to settle and dismiss their medical monitoring claims.  Additionally, 180 plaintiffs agreed to settle all of their remaining claims and be dismissed from the case.  The Mingo Court is currently considering whether to dismiss the claims of an additional 179 plaintiffs who did not attend the mandatory settlement conference.  All settlements to date will be funded by insurance proceeds.  The plaintiffs are challenging the medical monitoring settlement.  A motion to enforce the medical monitoring settlement has been filed.  No ruling has been made.  There are currently 556 plaintiffs remaining.  As a result of the recent disqualification of Judge Thornsbury, on account of having been engaged as a lawyer in the 1980s on a matter on behalf of a Massey subsidiary adverse to one of the plaintiffs, the WV Supreme Court reassigned all the cases to Judge Thomas Evans.  Recently, Judge Evans requested the WV Supreme Court refer the cases to the statutory mass litigation panel for further proceedings.  The WV Supreme Court ordered all the cases to be transferred to the mass litigation panel.  No trial date has been set, nor has the mass litigation panel issued any orders as to how the cases will be resolved or what judge(s) will be responsible for these cases.

Beginning in December 2008, we and certain of our subsidiaries along with several other companies were sued in numerous actions in Boone County, West Virginia involving approximately 350 plaintiffs alleging well water contamination resulting from coal mining operations.  Trial is scheduled for May 2, 2010.

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

Surface Mining Fills

Since September 2005, three environmental groups sued the United States Army Corps of Engineers (“Corps”) in the United States District Court for the Southern District of West Virginia (the “District Court”), asserting the Corps unlawfully issued permits to four of our surface mines to construct mining fills. The suit alleges the Corps failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act, including preparing environmental impact statements for individual permits. We intervened in the suit to protect our interests. On March 23, 2007, the District Court rescinded four of our subsidiaries’ permits, resulting in the temporary suspension of mining at these surface mines. We appealed that ruling to the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit Court”). On April 17, 2007, the District Court partially stayed its ruling, permitting mining to resume in certain fills that were already under construction. On June 14, 2007, the District Court issued an additional ruling, finding the Corps improperly approved placement of sediment ponds in streams below fills on the four permits in question.  The District Court subsequently modified its ruling to allow these ponds to remain in place, as the ponds and fills have already been constructed.  The District Court’s ruling could impact the issuance of permits for the placement of sediment ponds for future operations. If the permits for the fills or sediment ponds are ultimately held to be unlawfully issued, production could be affected at these surface mines, and the process of obtaining new Corps permits for all surface mines could become more difficult. We appealed both rulings to the Fourth Circuit Court.  On February 13, 2009, the Fourth Circuit Court reversed the prior rulings of the District Court and remanded the matter for further proceedings. On March 30, 2009, the plaintiffs requested that the Fourth Circuit Court reconsider the case.  The request was denied on May 20, 2009. On August 26, 2009, the plaintiffs filed their request with the U.S. Supreme Court to review the Fourth Circuit Court’s decision. Our subsidiaries’ response is due May 10, 2010; the U.S. Supreme Court then will decide whether to accept the case for review.

Customer Disputes

We have customers who claim they did not receive, or did not timely receive, all of the coal required to be shipped to them during 2008 (“unshipped tons”). In such cases, it is typical for a customer and coal producer to agree upon a schedule for shipping unshipped tons in subsequent years.  A few of our customers, however, filed claims or notified us of potential claims for cover damages, which damages are equal to the difference between the contract price of the coal that was not delivered and the market price of replacement coal or comparable quality coal. We resolved a number of these claims in 2009 and early 2010, while discussions with other customers remain ongoing.

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

Separately, we are currently in litigation with one customer regarding whether or not binding contracts for the sale of coal were reached.  We maintain that this customer improperly terminated a signed, higher-priced contract; the customer argues that it was only required to purchase coal under a purported agreement reached by email. On February 12, 2010, we received a decision from an arbitration panel awarding this customer $10.5 million on the grounds that the purported agreement by email was valid and that the higher-priced contract was invalid.  We believe that the arbitration panel’s decision as to the validity of the higher-priced contract was beyond the panel’s jurisdiction of the award, which amounts to $8.2 million, and have challenged that decision in federal court.  We will vigorously pursue this challenge and do not consider this loss as probable.  We have paid $2.3 million for the award relating to the panels’ decision that the agreement by email was valid.

We believe that we have strong defenses to the other claims and potential claims and further feel that many or all of these claims may be resolved without trial. We have recorded an accrual for our best estimate of probable losses related to these matters. While we believe that all of these matters discussed above will be resolved without a material adverse impact on our cash flows, results of operations or financial condition, it is reasonably possible that our judgments regarding some or all of these matters could change in the near term. We believe the aggregate exposure related to these claims in excess of our accrual is up to $60 million of charges that would affect our future operating results and financial position.

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

Other Legal Proceedings

We are parties to a number of other legal proceedings, incident to our normal business activities.  These include, for example, contract dispute, personal injury, property damage and employment matters.  While we cannot predict the outcome of any of these proceedings, based on our current estimates we do not believe that any liability arising from these matters individually or in the aggregate should have a material adverse impact upon our consolidated cash flows, results of operations or financial condition.  It is possible, however, that the ultimate liabilities in the future with respect to these lawsuits and claims, in the aggregate, may be materially adverse to our cash flows, results of operations or financial condition.

(15)           Subsequent Events

Upper Big Branch Mine

On April 5, 2010, an explosion occurred at the Upper Big Branch mine of our Performance resource group, tragically resulting in the deaths of 29 members.  The Federal Mine Safety and Health Administration and the State of West Virginia have begun a joint investigation into the cause of the explosion.  We also have commenced our own investigation.  We believe these investigations will continue for the foreseeable future, and we cannot assure you as to their outcome, including whether we become subject to possible civil penalties or enforcement actions.  The mine will be closed for an extended period of time, the length of which we cannot predict at this time. While further analysis will be required, we estimate the range of loss to be $80 million to $150 million for charges related to the benefits being provided to the families of the fallen miners, costs associated with the rescue and recovery efforts, insurance deductibles, and possible legal and other contingencies.  It is possible that the total costs incurred related to this tragedy could exceed these estimates.  In addition, the book value of equipment, mine and longwall panel development and mineral rights at the mine potentially impacted by the disaster is approximately $62 million.  We will assess these assets for possible impairment once full access to the mine is restored but we do expect to recover much of the equipment.  We expect that certain of these charges will be recorded in the second quarter of 2010; however, we will continue to review the amount of any necessary accruals, potential asset impairments, or other related expenses and record the charges in the period in which the determination is made and an adjustment is required.

We self-insure our underground mining equipment, including our longwalls.  At the Upper Big Branch mine we were operating a longwall and four underground miner sections. We do not currently carry business interruption insurance for the Upper Big Branch mine.  We have third-party insurance coverage that applies to litigation risk, which coverage we believe will apply to litigation stemming from the Upper Big Branch mine explosion.

Our sales plan for the balance of 2010 was to ship approximately 1.6 million tons of metallurgical coal from the Upper Big Branch mine.  In order to offset some of the production lost from the Upper Big Branch mine, we developed plans to increase production at other locations.  These plans include more Saturday production (six days a week versus five) at all currently operating metallurgical coal mines and the addition of three continuous miner sections at existing mines within our Elk Run resource group.  In total, we estimate these efforts will result in approximately 1.3 million tons of annualized metallurgical coal production.  Some of the coal produced through these efforts may not be of similar enough qualities to meet the quality specifications our metallurgical coal sales contracts previously fulfilled with coal from the Upper Big Branch mine.

Following the Upper Big Branch mine tragedy, several stockholder derivative suit proceedings have been filed naming us as a nominal defendant.  Each of the current and certain former members of the Board of Directors and certain of our officers have been named as defendants (the “Defendants”). In addition, a putative class action has been filed on behalf of certain of our stockholders alleging disclosure violations of the Securities Exchange Act of 1934, as amended. Two survivorship suits also have been filed against us. We and the Defendants have insurance coverage applicable to these proceedings.  While we cannot predict the outcome of any of these proceedings, based on our current estimates we do not believe that liabilities arising from these proceedings individually or in the aggregate should have a material adverse impact upon our consolidated cash flows, results of operations or financial condition.  It is possible, however, that the ultimate liabilities incurred in the future with respect to these proceedings, in the aggregate, may be materially adverse to our cash flows, results of operations or financial condition.

Cumberland Acquisition

On April 19, 2010, we completed the acquisition of Cumberland for a purchase price of $640 million in cash, subject to working capital adjustments, and 6,519,034 shares of our Common Stock. Cumberland was one of the largest privately held coal producers in the United States.  The Cumberland operations include primarily underground coal mines in Southwestern Virginia and Eastern Kentucky. We obtained an estimated 416 million tons of contiguous coal reserves, a preparation plant in Kentucky served by the CSX railroad and a preparation plant in

Virginia served by the Norfolk Southern railroad.  We did not incur or assume any third-party debt as a result of the acquisition of Cumberland.  The acquisition of Cumberland will be accounted for as a business combination as required by current accounting guidance. The purchase accounting has not been completed as of the date the financial statements were issued.

* * * * * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We have based any forward-looking statements we have made on our current expectations and assumptions about future events and circumstances that are subject to risks, uncertainties and contingencies that could cause results to differ materially from those discussed in the forward-looking statements, including, but not limited to:

(i)	our cash flows, results of operations or financial condition;

(ii)	the impact of the Upper Big Branch mine explosion;

(iii)	the successful completion of acquisition, disposition or financing transactions and the effect thereof on our business;

(iv)	our ability to successfully integrate the operations we acquire, including as a result of the Cumberland acquisition;

(v)	governmental policies, laws, regulatory actions and court decisions affecting the coal industry or our customers’ coal usage;

(vi)	legal and administrative proceedings, settlements, investigations and claims and the availability of insurance coverage related thereto;

(vii)	inherent risks of coal mining beyond our control, including weather and geologic conditions or catastrophic weather-related damage;

(viii)	inherent complexities make it more difficult and costly to mine in Central Appalachia than in other parts of the U.S.;

(ix)	our production capabilities to meet market expectations and customer requirements;

(x)	our ability to obtain coal from brokerage sources or contract miners in accordance with their contracts;

(xi)	our ability to obtain and renew permits necessary for our existing and planned operations in a timely manner;

(xii)	the cost and availability of transportation for our produced coal;

(xiii)	our ability to expand our mining capacity;

(xiv)	our ability to manage production costs, including labor costs;

(xv)	adjustments made in price, volume or terms to existing coal supply agreements;

(xvi)	the worldwide market demand for coal, electricity and steel;

(xvii)	environmental concerns related to coal mining and combustion and the cost and perceived benefits of alternative sources of energy such as natural gas and nuclear energy;

(xviii)	competition among coal and other energy producers, in the U.S. and internationally;

(xix)	our ability to timely obtain necessary supplies and equipment;

(xx)	our reliance upon and relationships with our customers and suppliers;

(xxi)	the creditworthiness of our customers and suppliers;

(xxii)	our ability to attract, train and retain a skilled workforce to meet replacement or expansion needs;

(xxiii)	our assumptions and projections concerning economically recoverable coal reserve estimates;

(xxiv)	our failure to enter into anticipated new contracts;

(xxv)	future economic or capital market conditions;

(xxvi)	foreign currency fluctuations;

(xxvii)	the availability and costs of credit, surety bonds and letters of credit that we require;

(xxviii)	the lack of insurance against all potential operating risks;

(xxix)	our assumptions and projections regarding pension and other post-retirement benefit liabilities;

(xxx)	our interpretation and application of accounting literature related to mining specific issues; and

(xxxi)	the successful implementation of our strategic plans and objectives for future operations and expansion or consolidation.

We are including this cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us.  Any forward-looking statements should be considered in context with the various disclosures made by us about our businesses in our public filings with the SEC, including without limitation the risk factors more specifically described in Part II Item 1A.  Risk Factors of this Quarterly Report on Form 10-Q and in Part I Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We reported net income for the first quarter of 2010, of $33.6 million, or $0.39 per diluted share, compared to net income of $43.4 million, or $0.51 per diluted share, for the first quarter of 2009.  The first quarter of 2010 results included a gain on derivative instruments of $36.5 million ($28.0 million of unrealized gains primarily due to certain contracts identified in the first quarter that no longer qualified for the normal purchase normal sale (“NPNS”) exception that are now accounted for at fair value plus $8.5 million of realized gains due to settlements on existing purchase and sales contracts).  Also in the first quarter of 2010, we received $9.1 million in insurance proceeds, resulting in a $5.8 million pre-tax gain on insurance recovery related to the Bandmill preparation plant fire property insurance claim and we recognized $1.1 million in pre-tax interest income from the receipt of interest on black lung excise tax refunds.  The first quarter of 2009 results included a gain on derivative instruments of $8.9 million ($20.7 million of unrealized gains less $11.8 million of realized losses).  The results for the first quarter of 2009 included a pre-tax gain of $7.1 million on the sale of certain coal reserves and the recognition of $12.2 million in pre-tax income ($5.1 million benefit recorded in Cost of purchased coal revenue and $7.1 million in interest income) from the receipt of black lung excise tax refunds.

Produced tons sold were 8.5 million in the first quarter of 2010, compared to 10.8 million in the first quarter of 2009. We produced 8.5 million and 11.4 million tons in the first quarters of 2010 and 2009, respectively. The lower coal production in 2010 was primarily the result of the idling of higher cost mines producing coal for the utility market and the reduction of hours worked in response to lower demand. Shipments of utility coal were down 37% as electric utilities continued the draw down from previously high stockpile levels.  In addition, weather-related production issues, weather-related power outages and disruption of rail and ocean transport significantly impacted our production and shipments during the first two months of the 2010 first quarter.  Exports increased from 1.6 million tons in the first quarter of 2009 to 1.7 million tons in the first quarter of 2010.

During the first quarter of 2010, Produced coal revenue decreased by 16% compared to the first quarter of 2009, reflecting lower shipments of utility grade coal in 2010, down 37% compared to the first quarter of 2009.  Our average Produced coal revenue per ton sold in the first quarter of 2010 increased to $67.38 compared to $63.03 in the first quarter of 2009 reflecting a shift in product mix, as shipments of higher priced metallurgical and industrial coal increased by 33% and 29%, respectively. Our average Produced coal revenue per ton in the first quarter of 2010 for metallurgical tons sold decreased by 18% to $84.30 from $102.99 in the first quarter of 2009. The average per ton sales price for utility and industrial coal was higher in the first quarter of 2010 compared to the first quarter of 2009.

Our Average cash cost per ton sold (see Note 1 below) was $55.38, compared to $50.53 in the previous year’s first quarter. The increase was due largely to weather-related production issues, a higher percentage of underground versus surface mining production, higher sales related costs and higher fixed cost absorption on lower total tons produced during the period.

While certain general business conditions continue to improve, the continued high unemployment level and the recent recession, credit crisis and related turmoil in the global financial system has had and may continue to have a negative impact on our business, financial condition and liquidity.  We may face significant future challenges if conditions in the financial markets do not continue to improve. Worldwide demand for coal has been adversely impacted by the global recession.  While demand for metallurgical coal was disproportionately affected by the recession, the steel industry and the global metallurgical coal markets have shown signs of improvement.  Several steel producers have restarted idled blast furnaces and production capacity utilization rates have continued to increase. If these trends continue, metallurgical coal demand will increase and improve our opportunities to sell our metallurgical coal products at higher prices.  The recent volatility and disruption of financial markets affected the creditworthiness of some of our customers and may still limit some of our customers’ ability to obtain adequate financing to maintain operations.  This could result in a negative affect on our sales volume that could have a negative impact on our cash flows, results of operations or financial condition.

On March 23, 2010, we completed a registered underwritten public offering of 9,775,000 shares of Common Stock at a public offering price of $49.75 per share, resulting in proceeds to us of $466.8 million, net of fees.  We used the proceeds of this offering to partially fund the acquisition of Cumberland Resources Corporation and certain affiliated companies (“Cumberland”), as described below.

On April 5, 2010, an explosion occurred at the Upper Big Branch mine of our Performance resource group, tragically resulting in the deaths of 29 members.  The Federal Mine Safety and Health Administration and the State of West Virginia have begun a joint investigation into the cause of the explosion.  We also have commenced our own investigation.  We believe these investigations will continue for the foreseeable future, and we cannot assure you as to their outcome, including whether we become subject to possible civil penalties or enforcement actions.  The mine will be closed for an extended period of time, the length of which we cannot predict at this time. While further analysis will be required, we estimate the range of loss to be $80 million to $150 million for charges related to the benefits being provided to the families of the fallen miners, costs associated with the rescue and recovery efforts, insurance deductibles, and possible legal and other contingencies.  It is possible that the total costs incurred related to this tragedy could exceed these estimates.  In addition, the book value of equipment, mine and longwall panel development and mineral rights at the mine potentially impacted by the disaster is approximately $62 million.  We will assess these assets for possible impairment once full access to the mine is restored but we do expect to recover much of the equipment.  We expect that certain of these charges will be recorded in the second quarter of 2010; however, we will continue to review the amount of any necessary accruals, potential asset impairments, or other related expenses and record the charges in the period in which the determination is made and an adjustment is required.

We self-insure our underground mining equipment, including our longwalls.  At the Upper Big Branch mine we were operating a longwall and four underground miner sections. We do not currently carry business interruption insurance for the Upper Big Branch mine.  We have third-party insurance coverage that applies to litigation risk, which coverage we believe will apply to litigation stemming from the Upper Big Branch mine explosion.

Our sales plan for the balance of 2010 was to ship approximately 1.6 million tons of metallurgical coal from the Upper Big Branch mine.  In order to offset some of the production lost from the Upper Big Branch mine, we developed plans to increase production at other locations.  These plans include more Saturday production (six days a week versus five) at all currently operating metallurgical coal mines and the addition of three continuous miner sections at existing mines within our Elk Run resource group.  In total, we estimate these efforts will result in approximately 1.3 million tons of annualized metallurgical coal production.  Some of the coal produced through these efforts may not be of similar enough qualities to meet the quality specifications our metallurgical coal sales contracts previously fulfilled with coal from the Upper Big Branch mine.

Following the Upper Big Branch mine tragedy, several stockholder derivative suit proceedings have been filed naming us as a nominal defendant.  Each of the current and certain former members of the Board of Directors and certain of our officers have been named as defendants (the “Defendants”). In addition, a putative class action has been filed on behalf of certain of our stockholders alleging disclosure violations of the Securities Exchange Act of 1934, as amended. Two survivorship suits also have been filed against us. Two survivorship suits also have been filed against us. We and the Defendants have insurance coverage applicable to these proceedings.  While we cannot predict the outcome of any of these proceedings, based on our current estimates we do not believe that liabilities arising from these proceedings individually or in the aggregate should have a material adverse impact upon our consolidated cash flows, results of operations or financial condition.  It is possible, however, that the ultimate liabilities incurred in the future with respect to these proceedings, in the aggregate, may be materially adverse to our cash flows, results of operations or financial condition.

On April 19, 2010, we completed the acquisition of Cumberland for a purchase price of $640 million in cash, subject to working capital adjustments, and 6,519,034 shares of Common Stock. Cumberland was one of the largest privately held coal producers in the United States with 2009 produced coal revenue of $550 million generated from the production and sale of 8.0 million tons of high quality Central Appalachian coal. We did not incur or assume any third-party debt as a result of the Cumberland acquisition.

The Cumberland operations include primarily underground coal mines in Southwestern Virginia and Eastern Kentucky. We obtained an estimated 416 million tons of contiguous coal reserves, a preparation plant in Kentucky served by the CSX railroad and a preparation plant in Virginia served by the Norfolk Southern railroad. Of the estimated reserves, we believe more than half (216 million tons) have metallurgical coal qualities.
___________________
Note 1: Average cash cost per ton is calculated as the Cost of produced coal revenue (excluding Selling, general and administrative expense (“SG&A”) and Depreciation, depletion and amortization), divided by the number of produced tons sold.  In 2009, in order to conform more closely to common industry reporting practices, we changed our calculation of cash cost to exclude SG&A expense.  This change has been reflected in the presentation of data for both the current and comparative past reporting periods in this report. Although Average cash cost per ton is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to investors in evaluating us because it is widely used in the coal industry as a measure to evaluate a company’s control over its cash costs. Average cash cost per ton should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. In addition, because Average cash cost per ton is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. The table below reconciles the GAAP measure of Total costs and expenses to Average cash cost per ton.
	Three Months Ended March 31,
	2010	2009
	(In Millions, Except Per Ton Amounts)
Total costs and expenses	$621.8	$695.3
Less: Freight and handling costs	74.3	57.8
Less: Cost of purchased coal revenue	20.6	5.2
Less: Depreciation, depletion and amortization	64.5	72.6
Less: Selling, general and administrative	28.1	21.9
Less: Other expense	0.9	0.8
Less: Gain on derivative instruments	(36.5)	(8.9)
Average cash cost	$469.9	$545.9
Average cash cost per ton	$55.38	$50.53

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Revenues
	Three Months Ended March 31,
			Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In Thousands)
Revenues
Produced coal revenue	$571,802	$681,027	$(109,225)	(16)%
Freight and handling revenue	74,289	57,782	16,507	29%
Purchased coal revenue	19,465	9,940	9,525	96%
Other revenue	23,083	19,339	3,744	19%
Total revenues	$688,639	$768,088	$(79,449)	(10)%

The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the first quarter of 2010, compared to the first quarter of 2009:
	Three Months Ended March 31,
			Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In Millions, Except Per
	Ton Amounts)
Produced tons sold:
Utility	5.2	8.3	(3.1)	(37)%
Metallurgical	2.4	1.8	0.6	33%
Industrial	0.9	0.7	0.2	29%
Total	8.5	10.8	(2.3)	(21)%

Produced coal revenue per ton sold:
Utility	$58.88	$54.14	$4.74	9%
Metallurgical	$84.30	$102.99	$(18.69)	(18)%
Industrial	$70.90	$65.34	$5.56	9%
Weighted average	$67.38	$63.03	$4.35	7%

Shipments of utility coal declined during the first quarter of 2010, compared to the same period in 2009, due to lower customer demand as electric utilities continued the draw down from previously high stockpile levels.  Shipments of metallurgical and industrial coal increased during the first quarter of 2010, compared to the same period in 2009, as the economy continued to show signs of improvement.  The average per ton sales price for metallurgical coal was lower in the first quarter of 2010, compared to the first quarter of 2009, as the recent recession significantly reduced steel producers demand and plant utilization, negatively effecting the market price for metallurgical coal at the time when many of the contracts were negotiated.  The average per ton sales price for utility and industrial coal was higher in the first quarter of 2010, compared to the first quarter of 2009, primarily attributable to favorable prices contracted for these grades of coal as lower-priced contracts expired.

Freight and handling revenue increased in the first quarter of 2010, compared to the same period in 2009, due to an increase in export metallurgical vessel tons shipped in the first quarter of 2010, compared to the first quarter of 2009.  Additionally, during the first quarter of 2010, we were responsible for the vessel freight on some of our export shipments; we did not pay any vessel freight during the first quarter of 2009.  The increase was offset by a decrease in tons exported to utility customers of 0.1 million in the first quarter of 2010, from 0.8 million tons in the first quarter of 2009.

Purchased coal revenue increased in the first quarter of 2010, compared to the same period in 2009, primarily due to an increase in purchased tons sold to 0.3 million in the first quarter of 2010, from 0.2 million in the first quarter of 2009.  Purchased coal revenue per ton increased $7.32 to $70.04 in the first quarter of 2010, from $62.72 in the first quarter of 2009.

Other revenue includes refunds on railroad agreements, royalties related to coal lease agreements, gas well revenue, gains on the sale or exchange of non-strategic assets and reserve exchanges, joint venture revenue and other miscellaneous revenue. Other revenue for the first quarter of 2010 includes a $5.8 million pre-tax gain on insurance recovery related to the Bandmill preparation plant fire property insurance claim and a pre-tax gain of $2.3 million on exchanges of coal reserves. Other revenue for the first quarter of 2009 includes a pre-tax gain of $7.1 million on the sale of our interest in certain coal reserves to a third party.

Costs

	Three Months Ended March 31,
			Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In Thousands)
Costs and expenses
Cost of produced coal revenue	$469,936	$545,925	$(75,989)	(14)%
Freight and handling costs	74,289	57,782	16,507	29%
Cost of purchased coal revenue	20,623	5,206	15,417	296%
Depreciation, depletion and amortization,
applicable to:
Cost of produced coal revenue	64,207	71,618	(7,411)	(10)%
Selling, general and administrative	262	1,021	(759)	(74)%
Selling, general and administrative	28,109	21,870	6,239	29%
Other expense	871	783	88	11%
Gain on derivative instruments	(36,453)	(8,867)	(27,586)	311%
Total costs and expenses	$621,844	$695,338	$(73,494)	(11)%

Cost of produced coal revenue decreased primarily due to decreased volume of produced tons sold from 10.8 million in the first quarter of 2009, to 8.5 million in the first quarter of 2010.  The increase in Cost of produced coal revenue on a per ton basis was partially caused by weather-related production issues, a higher percentage of underground versus surface mining production, and higher sales related costs.

Freight and handling costs increased in the first quarter of 2010, compared to the same period in 2009, due to an increase in export metallurgical vessel tons shipped in the first quarter of 2010, compared to the first quarter of 2009.  Additionally, during the first quarter of 2010, we were responsible for the vessel freight on some of our export shipments; we did not pay any vessel freight during the first quarter of 2009.  The increase was offset by a decrease in tons exported to utility customers of 0.1 million in the first quarter of 2010, from 0.8 million tons in the first quarter of 2009.

Cost of purchased coal revenue increased in the first quarter of 2010, compared to the same period in 2009, primarily due to an increase in purchased tons sold to 0.3 million in the first quarter of 2010, from 0.2 million in the first quarter of 2009.  Additionally, the first quarter of 2009 includes a $5.1 million black lung excise tax refund, reducing Cost of purchased coal revenue.

Depreciation, depletion and amortization decreased in the first quarter of 2010, compared to the same period in 2009, partially attributed to less amortization of development costs on lower produced tons in the first quarter of 2010, and lower capital expenditures during fiscal year 2009 compared to 2008.

Selling, general and administrative expense was higher in the first quarter of 2010, compared to the first quarter of 2009, due to an increase in stock-based compensation accruals in 2010, caused by an increase in our stock price during the first quarter of 2010.

Gain on derivative instruments for the first quarter of 2010, represents a gain on derivative instruments of $36.5 million ($28.0 million of unrealized gains primarily due to certain contracts identified in the first quarter that no longer qualified for the NPNS exception that are now accounted for at fair value plus $8.5 million of realized gains due to settlements on existing purchase and sales contracts).  The first quarter of 2009 results included a gain on derivative instruments of $8.9 million ($20.7 million of unrealized gains less $11.8 million of realized losses).   See Note 12 to the Notes to Condensed Consolidated Financial Statements for further discussion.

Interest Income

Interest income decreased for the first quarter of 2010, compared to the same period in 2009, as a result of interest income on black lung excise tax refunds of $1.1 million in the first quarter of 2010, compared to $7.1 million in the first quarter of 2009.

Interest Expense

Interest expense includes $4.8 million and $4.5 million of non-cash interest expense for the amortization of the discount of our 3.25% Notes for the first quarter of 2010 and 2009, respectively (see Note 5 to the Notes to Condensed Consolidated Financial Statements for further discussion).

Gain on short-term investment

Gain on short-term investment reflects the difference between our book value in the Reserve Primary Fund (“Primary Fund”) and total distributions received from the fund.  At December 31, 2009, our investment in the Primary Fund was $10.9 million, net of a $6.5 million write-down recorded in 2008.  During January 2010, we received a distribution from the Primary Fund in the amount of $14.6 million.

Income Taxes

Our effective tax rate is sensitive to changes in estimates of annual pre-tax earnings and percentage depletion. The increase in the effective tax rate from the first quarter of 2010 to the first quarter of 2009 is primarily the result of differences in pre-tax income, the impact of percentage depletion and projected changes in deferred taxable and deductible differences.  Also impacting the 2010 income tax rate was a $2.6 million charge related to the reduction in the tax benefit available to us as a result of the Patient Protection and Affordable Care Act (“PPACA”) signed into law in March 2010.  Also impacting the 2009 income tax rate were favorable adjustments in connection with the election to forego bonus depreciation and claim a refund for alternative minimum tax credits.
Liquidity and Capital Resources

At March 31, 2010, our available liquidity was $1,261.5 million, comprised of Cash and cash equivalents of $1,162.9 million and $98.6 million of availability from our asset-based revolving credit facility (“ABL”).  On April 19, 2010, subsequent to the first quarter, we paid $640.0 million in cash as partial consideration for the acquisition of Cumberland (see Notes 10 and 15 to the Notes to Condensed Consolidated Financial Statements for further discussion). Our total debt-to-book capitalization ratio was 42.4% at March 31, 2010.

Our Debt was comprised of the following:
	March 31,	December 31,
	2010	2009
	(In Thousands)
6.875% senior notes due 2013, net of discount
of $3,094 and $3,273, respectively	$756,906	$756,727
3.25% convertible senior notes due 2015, net of discount
of $127,794 and $132,628, respectively	531,269	526,435
6.625% senior notes due 2010	-	21,949
2.25% convertible senior notes due 2024	9,647	9,647
Capital lease obligations	3,946	4,328
Total debt	1,301,768	1,319,086
Amounts due within one year	(3,855)	(23,531)
Total long-term debt	$1,297,913	$1,295,555

 We believe that we are currently in compliance with our debt covenants.

6.625% Notes

During January 2010, we redeemed at par the remaining $21.9 million of our 6.625% senior notes due 2010.

Common Stock Issuance

On March 23, 2010, we completed a registered underwritten public offering of 9,775,000 shares of our Common Stock at a public offering price of $49.75 per share, resulting in proceeds to us of $466.8 million, net of fees.  In April 2010, we used the net proceeds of this offering to fund a portion of the cash consideration for the acquisition of Cumberland.  See Notes 10 and 15 to the Notes to Condensed Consolidated Financial Statements for a more complete discussion.

Asset-Based Credit Facility

We maintain an ABL, which provides for available borrowings, including letters of credit, of up to $175 million, depending on the level of eligible inventory and accounts receivable. The facility expires on August 15, 2011. The ABL’s borrowing base is the sum of 85% of the eligible accounts receivable plus the lesser of (1) up to 65% of eligible inventory or (2) up to 85% of the net orderly liquidation value of eligible inventory, minus any reserves set by the administrative agent from time to time.

As of March 31, 2010, there were $76.4 million of letters of credit issued and there were no outstanding borrowings under our ABL.  As of March 31, 2010, we had $98.6 million of availability under our ABL.

Cash Flow

Net cash provided by operating activities was $77.2 million for the three months ended March 31, 2010 compared to $40.9 million for the three months ended March 31, 2009. Cash provided by operating activities reflects Net income adjusted for non-cash charges and changes in working capital requirements.
Net cash utilized by investing activities was $31.4 million and $75.6 million for the three months ended March 31, 2010 and 2009, respectively. The cash used in investing activities reflects capital expenditures in the amount of $56.1 million and $103.7 million for the three months ended March 31, 2010 and 2009, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, projects to improve the efficiency of mining operations and for compliance with safety regulations.  Additionally, the three months ended March 31, 2010 and 2009 included $1.0 million and $13.6 million, respectively, of proceeds provided by the sale of assets. The three months ended March 31, 2010 also includes $9.1 million of proceeds from insurance recoveries.

Net cash provided and (utilized) by financing activities was $451.4 million and ($5.6) million for the three months ended March 31, 2010 and 2009, respectively.  Financing activities for the three months ended March 31, 2010 primarily reflects a registered underwritten public equity offering, resulting in proceeds to us of $466.8 million, net of fees, partially offset by the repayment of our 6.625% Notes of $21.9 million. Financing activities for the three months ended March 31, 2009, primarily reflects a payment of $5.1 million for the regular quarterly dividend on shares of our Common Stock.

We believe that cash on hand, after giving effect to the $640 million in cash used for the Cumberland acquisition, cash generated from operations and our borrowing capacity will be sufficient to meet our working capital requirements, scheduled debt payments, potential share repurchases and debt repurchases, anticipated dividend payments, expected settlements of outstanding litigation, anticipated capital expenditures and costs related to the Upper Big Branch mine tragedy (see Note 15 to the Notes to Condensed Consolidated Financial Statements), including any increased premiums for insurance, any claims that may be asserted against us and other expenses that are not covered, in whole or in part, by our insurance policies, the outcome of the federal and state investigations into the cause of the Upper Big Branch mine tragedy and the possible impairment of equipment at the Upper Big Branch mine, for at least the next twelve months. Nevertheless, our ability to satisfy our debt service obligations, repurchase shares and debt, pay dividends, pay settlements or judgments in respect of pending litigation, fund planned capital expenditures or pay the costs related to the Upper Big Branch mine tragedy, will substantially depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry, debt covenants and financial, business and other factors, some of which are beyond our control.

We frequently evaluate potential acquisitions. In the past, we have funded acquisitions primarily with cash from operations. As a result of the cash needs we have described above and possible acquisition opportunities, in the future we may consider a variety of financing sources, including debt or equity financing.  Currently, other than our ABL, we have no commitments for any additional financing.  We cannot be certain that we will be able to replace our ABL when it expires or that we will be able to obtain additional financing on terms that we find acceptable, if at all, through the issuance of equity securities or the incurrence of additional debt.  Additional equity financing may dilute our stockholders, and debt financing, if available, may among other things, restrict our ability to repurchase shares of Common Stock, declare and pay dividends and raise future capital.  If we are unable to obtain additional needed financing, it may prohibit us from making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our prospects for long-term growth.

Certain Trends and Uncertainties

In addition to trends and uncertainties set forth below, please refer to “Certain Trends and Uncertainties” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, of our Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of certain trends and uncertainties that may impact our business.

The accident at our Upper Big Branch mine will have a negative impact on our business.

On April 5, 2010, an explosion occurred at our Upper Big Branch mine at our Performance resource group in West Virginia.  The explosion tragically resulted in the deaths of 29 miners. The MSHA and the State of West Virginia have begun a joint investigation into the cause of the explosion.  We also have commenced our own investigation.  We believe these investigations will continue for the foreseeable future, and we cannot assure you as to their outcome, including whether we become subject to possible civil penalties or enforcement actions.  The mine will be closed for an extended period of time, the length of which we cannot predict at this time.  As a result of the accident, our business will be negatively impacted by various factors, including the ability to produce coal from this mine, our inability to cover planned coal production from this mine from other sources and the resulting loss of revenues, the diversion of management’s attention from our day-to-day business, negative media attention relating to us, any negative perceptions about our safety record affecting our ability to attract skilled labor, any increased premiums for insurance, claims that are asserted against us and other expenses that are not covered, in whole or in part, by our insurance policies and the outcome of the federal and state investigations into the cause of the explosion.  Additionally, increased regulation of the mining industry as a whole would result in higher operating costs, which would, in turn, adversely affect our operating results.  While further analysis will be required, we estimate the range of loss to be $80 million to $150 million for charges related to the benefits being provided to the families of the fallen miners, costs associated with the rescue and recovery efforts, insurance deductibles, and possible legal and other contingencies.  It is possible that the total costs incurred related to this tragedy could exceed these estimates.  In addition, the book value of equipment, mine and longwall panel development and mineral rights at the mine potentially impacted by the disaster is approximately $62 million.  We will assess these assets for possible impairment once full access to the mine is restored but we do expect to recover much of the equipment.  We expect that certain of these charges will be recorded in the second quarter of 2010; however, we will continue to review the amount of any necessary accruals, potential asset impairments, or other related expenses and record the charges in the period in which the determination is made and an adjustment is required.  See Note 15 to the Notes to Condensed Consolidated Financial Statements for a more complete discussion.

Recent healthcare legislation could adversely affect our financial condition and results of operations.

In March 2010, the PPACA was enacted, potentially impacting our costs to provide healthcare benefits to our eligible active and certain retired employees, and our costs to provide workers’ compensation benefits related to occupational disease resulting from coal workers’ pneumoconiosis (black lung disease).  Implementation of this legislation is planned to occur in phases over a number of years.

Required changes that could affect us in the short term include raising the maximum age for covered dependents to receive benefits, the elimination of lifetime dollar limits per covered individual and restrictions on annual dollar limits per covered individual, among other requirements.  Required changes that could affect us in the long term include a tax on “high cost” plans (excise tax) and the elimination of annual dollar limits per covered individual, among other requirements.

One provision of the legislation changes the tax treatment for Medicare drug subsidies.  Beginning in fiscal year 2014, the tax deduction available to us will be reduced to the extent our drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program.  Because retiree health care liabilities and the related tax impacts are already reflected in our Condensed Consolidated Financial Statements, we are required to recognize the full accounting impact of this accounting standard update in the period in which the Act was signed into law.  The total non-cash charge to Income tax expense related to the reduction in the tax benefit is $2.6 million, recorded in the first quarter of 2010.

We are currently analyzing this legislation to determine the full extent of the impact of the required changes on our employee healthcare plans and the resulting costs.

The PPACA also amended previous legislation related to coal workers’ pneumoconiosis (black lung), providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims.  We are currently evaluating the impact of these changes to our current population of beneficiaries and claimants and the effect on potential future claims.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements including guarantees, operating leases, indemnifications, and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. Liabilities related to these arrangements are not reflected in the Condensed Consolidated Balance Sheets, and, except for the operating leases, we do not expect any material impact on our cash flows, results of operations or financial condition to result from these off-balance sheet arrangements.

From time to time we use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations. At March 31, 2010, we had $121.5 million of letters of credit outstanding of which $45.1 million was collateralized by $46.0 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks and $76.4 million was issued under our ABL. No claims were outstanding against those letters of credit as of March 31, 2010.

We use surety bonds to secure reclamation, workers’ compensation, wage payments and other miscellaneous obligations. As of March 31, 2010, we had $327.5 million of outstanding surety bonds. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $314.6 million and other miscellaneous obligation bonds of $12.9 million. Outstanding surety bonds of $46.1 million are secured with letters of credit.

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

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended March 31, 2010, are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of our critical accounting estimates and assumptions.

Recent Accounting Pronouncements

In January 2010, the FASB issued an accounting standard update, amending disclosure requirements related to Fair Value Measurements and Disclosures, as follows:

1.	Significant transfers between Level 1 and 2 shall be disclosed separately, including the reasons for the transfers; and
2.	Information about purchases, sales, issuances and settlements shall be disclosed separately in the reconciliation of activity in Level 3 fair value measurements.

This accounting standard update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this accounting standard update did not have a material impact on our financial position or results of operations.  See Note 13 to the Notes to Condensed Consolidated Financial Statements for more information on our Fair Value Measurements and Disclosures.

In April 2010, the FASB issued an accounting standard update, amending disclosure requirements related to income taxes, as a result of the PPACA, which became law on March 23, 2010, and was subsequently amended on March 30, 2010.  Beginning in fiscal year 2014, the tax deduction available to us will be reduced to the extent our drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program.  Because retiree health care liabilities and the related tax impacts are already reflected in our Condensed Consolidated Financial Statements, we are required to recognize the full accounting impact of this accounting standard update in the period in which the PPACA was signed into law.  The total non-cash charge to Income tax expense related to the reduction in the tax benefit is $2.6 million, recorded in the first quarter of 2010.

Item 3:  Quantitative and Qualitative Discussions About Market Risk

In addition to quantitative and qualitative discussions about market risk set forth below, please refer to Item 7A. Quantitative and Qualitative Discussions About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of certain market risk factors, which may impact our business.

Our derivative contracts that do not qualify for NPNS designation give rise to commodity price risk, which represents the potential gain or loss that can be caused by an adverse change in the price of coal. See Note 12 to the Notes to Condensed Consolidated Financial Statements for further discussion of our derivatives. The outstanding purchase and sales contracts at March 31, 2010, that are accounted for as derivative instruments, are summarized as follows:

		Tons
	Price Range	Outstanding	Delivery Period
Purchase Contracts	$56.50 - $66.00	1,380,000	04/01/2010 - 12/31/2011
Sales Contracts	$54.00 - $127.00	2,655,000	04/01/2010 - 12/31/2011

As of March 31, 2010, a hypothetical increase of 10% in the forward market price would result in an additional fair value loss recorded for these derivative instruments of $7.6 million.  A hypothetical decrease of 10% in the forward market price would result in a fair value gain recorded for these derivative instruments of $7.6 million.

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

There has been no change in our internal control over financial reporting during the three months ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Material developments in legal proceedings affecting us, as previously described in Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2009, and in subsequently filed interim reports, as they relate to the fiscal quarter ended March 31, 2010, are set forth in Note 14, “Contingencies,” and Note 15, "Subsequent Events," of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

  Item 1A. Risk Factors

We are subject to a variety of risks, including, but not limited to those referenced under the heading “Certain Trends and Uncertainties” of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and those referenced herein to other Items contained in our Annual Report on Form 10-K for the year ended December 31, 2009, including Item 1. Business, under the headings “Customers and Coal Contracts,” “Competition,” and “Environmental, Safety and Health Laws and Regulations,” Item 1A. Risk Factors, Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “Critical Accounting Estimates and Assumptions,” “Certain Trends and Uncertainties” and elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Except as set forth under “Certain Trends and Uncertainties” and elsewhere under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, we do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, except as follows (all of which were previously included in a prospectus supplement we filed on April 21, 2010, to a shelf registration statement on Form S-3 (Registration No. 333-152776)).

Federal, state and local laws and government regulations applicable to operations increase costs and may make our coal less competitive than other coal producers.

We incur substantial costs and liabilities under increasingly strict federal, state and local environmental, health and safety and endangered species laws, regulations and enforcement policies.  Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations.  In this regard, MSHA and the State of West Virginia have begun a joint investigation into the cause of the April 5, 2010 explosion at our Upper Big Branch mine at our Performance resource group in West Virginia.  The costs of compliance with applicable regulations and liabilities assessed for compliance failure could have a material adverse impact on our cash flows, results of operations or financial condition.

New legislation and new regulations, including legislation and regulations resulting from the April 5, 2010 explosion at our Upper Big Branch mine, may be adopted which could materially adversely affect our mining operations, cost structure or our customers’ ability to use coal.  New legislation and new regulations may also require us, as well as our customers, to change operations significantly or incur increased costs.  The U.S. Environmental Protection Agency has undertaken broad initiatives to increase compliance with emissions standards and to provide incentives to our customers to decrease their emissions, often by switching to an alternative fuel source or by installing scrubbers or other expensive emissions reduction equipment at their coal-fired plants.

The MSHA or other federal or state regulatory agencies may order certain of our mines to be temporarily or permanently closed, which could adversely affect our ability to meet our customers’ demands.

MSHA or other federal or state regulatory agencies may order certain of our mines to be temporarily or permanently closed. Our Upper Big Branch mine at our Performance resource group in West Virginia is currently closed following the April 5, 2010 explosion and we cannot predict at this time when it will reopen. Our customers may challenge our issuance of force majeure notices in connection with such closures. If these challenges are successful, we may have to purchase coal from third-party sources to satisfy those challenges; negotiate settlements with customers, which may include price reductions, the reduction of commitments or the extension of the time for delivery; terminate customers’ contracts; and/or face claims initiated by our customers against us. The resolution of these challenges could have a material adverse impact on our cash flows, results of operations or financial condition.

We are subject to various legal proceedings, which may have a material effect on our business.

We are party to a number of legal proceedings incident to normal business activities. Some of the allegations brought against us are with merit, while others are not. We are also subject to legal proceedings as a result of the April 5, 2010 explosion at our Upper Big Branch mine at our Performance resource group in West Virginia.  There is always the potential that an individual matter or the aggregation of many matters could have a material adverse effect on our cash flows, results of operations or financial position. See Note 15 of the Notes to Condensed Consolidated Financial Statements for a more complete discussion.
Changes in federal or state income tax laws, particularly in the area of percentage depletion, could cause our financial position and profitability to deteriorate.

The federal government has been reviewing the income tax laws relating to the coal industry regarding percentage depletion benefits. If the percentage depletion tax benefit was reduced or eliminated, our cash flows, results of operations or financial condition could be materially impacted.

Risks Related to the Cumberland Acquisition

We completed the acquisition of Cumberland on April 19, 2010.  Cumberland’s operations, which are located in Kentucky and Virginia, consist of 25 underground mines, 19 of which are self-operated and six of which are contracted, and two surface mines, both of which are contracted. A portion of Cumberland’s workforce includes contract employees and substantially all of its mining operations occur on properties that it leases. Cumberland’s business, financial condition and results of operations are subject to many of the same risks associated with our operations.  These risks are discussed in this Form 10-Q and in our Form 10-K for the year ended December 31, 2009, and include, but are not limited to the following additional risk factors:

    We may not realize the expected benefits of the Cumberland Acquisition because of integration difficulties and other challenges.

  The success of the acquisition of Cumberland will depend, in part, on our ability to realize the anticipated benefits from integrating Cumberland’s business with our existing businesses. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of Cumberland’s business include, among others:

·	failure to implement our business plan for the combined business;
·	unanticipated issues in integrating Cumberland’s operations with ours;
·	unanticipated disruptions in our business, including relationships with customers;
·	unanticipated changes in applicable laws and regulations;
·	failure to retain key employees;
·	failure to retain key customers;
·	failure to increase metallurgical coal production or sales;
·	operating risks inherent in Cumberland’s business and our business;
·	the impact on our internal controls and compliance with the regulatory requirements under the
Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”);
·	unanticipated issues, expenses and liabilities; and
·	difficulties in fully identifying and evaluating potential liabilities, risks and operating issues.

    We may not be able to maintain the levels of revenue, earnings or operating efficiency that each of Massey and Cumberland had achieved or might achieve separately. In addition, we may not accomplish the integration of Cumberland’s business smoothly, successfully or within the anticipated costs or timeframe.

    Following the Cumberland Acquisition, we will have goodwill and intangible assets on our consolidated financial statements that are subject to impairment based upon future adverse changes in our business or prospects.

  At December 31, 2009, as a result of the Cumberland acquisition, on a pro forma basis based on a preliminary estimate of the allocation of the purchase price for the Cumberland acquisition, we would have had goodwill of $82.5 million and $58.2 million of identifiable intangible assets. We will evaluate goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill impairment is indicated when the book value of these assets exceeds fair value. Impairment of identifiable intangible assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. The carrying value of the assets is then reduced to their estimated fair value. The value of goodwill and intangible assets from the allocation of purchase price from the Cumberland acquisition will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs or general changes in our business or industry and could require an impairment charge in the future.

    The new obligations of Cumberland becoming part of a public company may require significant resources and management attention.

  Upon consummation of the Cumberland acquisition, we acquired a privately-held company that had not previously been required to prepare or file periodic and other reports with the SEC under applicable federal securities laws, to comply with the requirements of the federal securities laws applicable to public companies, including rules and regulations implemented by the SEC and the Public Company Accounting Oversight Board or to document and assess the effectiveness of its internal control over financial reporting in order to satisfy the requirements of Section 404 of Sarbanes-Oxley. We will need to include an assessment of our internal control over financial reporting that includes the Cumberland business in our periodic reports by December 31, 2011. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance and accounting staff, may require additional staffing and infrastructure investments, could increase our legal, insurance and financial compliance costs and may divert the attention of management. In addition, our actual operating costs may exceed the operating costs set forth in our pro forma financials. Moreover, if we discover aspects of Cumberland’s internal control over financial reporting that require improvement, we cannot be certain that our remedial measures will be effective.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation could adversely affect our financial and operating results, investor’s confidence or increase our risk of material weakness in internal controls.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about shares of Common Stock that were purchased during the first quarter of 2010.
Total Number of
			Shares Purchased as	Maximum Number
			Part of Publicly	of Shares that May
	Total Number of	Average Price	Announced Plans or	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Progams (1)	Under the Plan
(In Thousands, Except Average Price Paid Per Share)
Jan. 1 through Jan. 31	-	-	-	-
Feb. 1 through Feb. 28	-	-	-	-
Mar. 1 through Mar. 31	-	-	-	-
Total	-		-	9,448,819 (2)

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

(2)
Calculated using the $420 million that may yet be purchased under the Repurchase Program and a price per share of $44.45, the closing price of Common Stock as reported on the New York Stock Exchange on April 23, 2010.

Item 6. Exhibits

10.1	Amendment to Change in Control Severance Agreement between Massey Energy Company and Don. L. Blankenship dated February 16, 2010 [filed herewith]
10.2	Amendment to Change in Control Severance Agreement between Massey Energy Company and J. Christopher Adkins dated February 16, 2010 [filed herewith]
10.3	Amendment to Change in Control Severance Agreement between Massey Energy Company and Michael K. Snelling dated February 16, 2010 [filed herewith]
10.4	Amendment to Change in Control Severance Agreement between Massey Energy Company and Eric B. Tolbert dated February 16, 2010 [filed herewith]
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [filed herewith]
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [filed herewith]
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [furnished herewith]
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [furnished herewith]
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2010, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Condensed Consolidated Statements of Income for the three months ended March 31, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY
(Registrant)

Date: April 30, 2010	/s/ Eric B. Tolbert
Eric B. Tolbert,
Vice President and Chief Financial Officer

Date: April 30, 2010	/s/ David W. Owings
David W. Owings,
Controller