Form 10-Q/A
period 2010-04-30
MASSEY ENERGY CO
filed 2010-04-30
CIK 37748

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

As of April 23, 2010 there were 102,963,574 shares of common stock, $0.625 par value, outstanding.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Massey Energy Company’s quarterly report on Form 10-Q for the period ended March 31, 2010, filed with the Securities and Exchange Commission on April 30, 2010 (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. Due to an inadvertent error in the utilization of the EDGAR filing software used by the Company, Exhibit 101 was omitted from the Form 10-Q filing.

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

Item 6. Exhibits

10.1*	Amendment to Change in Control Severance Agreement between Massey Energy Company and Don. L. Blankenship dated February 16, 2010 [filed herewith]
10.2*	Amendment to Change in Control Severance Agreement between Massey Energy Company and J. Christopher Adkins dated February 16, 2010 [filed herewith]
10.3*	Amendment to Change in Control Severance Agreement between Massey Energy Company and Michael K. Snelling dated February 16, 2010 [filed herewith]
10.4*	Amendment to Change in Control Severance Agreement between Massey Energy Company and Eric B. Tolbert dated February 16, 2010 [filed herewith]
31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [filed herewith]
31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [filed herewith]
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [furnished herewith]
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [furnished herewith]
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2010, furnished in XBRL (eXtensible Business Reporting Language)).

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

MASSEY ENERGY COMPANY
(Registrant)

Date: April 30, 2010	/s/ Richard R. Grinnan
Richard R. Grinnan
Vice President and Secretary