Form 10-Q
period 2010-06-30
MASSEY ENERGY CO
filed 2010-08-09
CIK 37748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

As of July 21, 2010, there were 102,102,329 shares of common stock, $0.625 par value (“Common Stock”), outstanding.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2010

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Produced coal revenue	$693,060	$603,219	$1,264,862	$1,284,246
Freight and handling revenue	61,465	60,948	135,754	118,730
Purchased coal revenue	22,116	19,231	41,581	29,171
Other revenue	33,507	14,229	56,590	33,568
Total revenues	810,148	697,627	1,498,787	1,465,715

Costs and expenses
Cost of produced coal revenue	649,430	484,641	1,119,366	1,030,566
Freight and handling costs	61,465	60,948	135,754	118,730
Cost of purchased coal revenue	18,463	15,489	39,086	20,695
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	132,916	66,801	197,123	138,419
Selling, general and administrative	15,982	840	16,244	1,861
Selling, general and administrative	24,526	20,001	52,635	41,871
Other expense	5,722	579	6,593	1,362
Loss (Gain) on derivative instruments	12,449	(377)	(24,004)	(9,244)
Total costs and expenses	920,953	648,922	1,542,797	1,344,260

(Loss) Income before interest and taxes	(110,805)	48,705	(44,010)	121,455

Interest income	285	2,807	1,748	11,684
Interest expense	(25,230)	(25,453)	(50,446)	(50,689)
Gain on short-term investment	-	-	3,780	-
(Loss) Income before taxes	(135,750)	26,059	(88,928)	82,450

Income tax benefit (expense)	47,036	(5,867)	33,840	(18,832)

Net (loss) income	$(88,714)	$20,192	$(55,088)	$63,618

Net (loss) income per share
Basic	$(0.88)	$0.24	$(0.59)	$0.75
Diluted	$(0.88)	$0.24	$(0.59)	$0.75

Shares used to calculate Net (loss) income per share
Basic	100,664	84,872	93,400	84,865
Diluted	100,664	85,270	93,400	85,226

Dividends per share	$0.06	$0.06	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
UNAUDITED

	June 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$496,158	$665,762
Short-term investment	-	10,864
Trade and other accounts receivable, less allowance of $486 and
$1,303, respectively	292,585	121,577
Inventories	299,997	269,826
Income taxes receivable	-	10,546
Other current assets	177,892	235,990
Total current assets	1,266,632	1,314,565

Property, plant and equipment, net	3,158,282	2,344,770
Intangible assets, net	151,312	-
Goodwill	35,205	-
Other noncurrent assets	130,281	140,336
Total assets	$4,741,712	$3,799,671

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable, principally trade and bank overdrafts	$198,377	$164,979
Short-term debt	3,469	23,531
Payroll and employee benefits	65,853	63,590
Income taxes payable	280	-
Other current liabilities	321,265	192,835
Total current liabilities	589,244	444,935
Noncurrent liabilities
Long-term debt	1,303,020	1,295,555
Deferred income taxes	259,366	209,230
Pension obligation	49,935	55,610
Other noncurrent liabilities	606,243	538,058
Total noncurrent liabilities	2,218,564	2,098,453
Total liabilities	2,807,808	2,543,388
Shareholders’ equity
Capital stock
Preferred – authorized 20,000,000 shares without par value; none issued	-	-
Common – authorized 150,000,000 shares of $0.625 par value; issued
102,966,816 and 86,213,582 shares, respectively	64,343	53,868
Treasury stock, 861,439 shares at cost	(31,822)	-
Additional capital	1,331,844	568,995
Retained earnings	649,740	716,089
Accumulated other comprehensive loss	(80,201)	(82,669)
Total shareholders’ equity	1,933,904	1,256,283
Total liabilities and shareholders’ equity	$4,741,712	$3,799,671

See Notes to Condensed Consolidated Financial Statements

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
UNAUDITED
	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(55,088)	$63,618
Adjustments to reconcile Net (loss) income to Cash provided by operating activities:
Depreciation, depletion and amortization	151,159	140,280
Impairment of Upper Big Branch assets	62,208	-
Share-based compensation expense	4,777	6,474
Amortization of bond discount	10,120	9,515
Deferred income taxes	(44,306)	5,870
Gain on disposal of assets	(2,622)	(11,046)
Gain on reserve exchange	(5,879)	-
Net gains in fair value of derivative instruments	(5,622)	(25,034)
Gain on insurance recovery	(5,810)	-
Reserve on note receivable	4,953	-
Asset retirement obligations accretion	8,806	7,016
Gain on short-term investment	(3,780)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(122,001)	(6,276)
(Increase) decrease in inventories	(18,229)	7,906
Decrease in other current assets	49,490	16,928
(Increase) decrease in other assets	(8,359)	7,787
Increase (decrease) in accounts payable and bank overdrafts	8,614	(80,479)
Increase in accrued income taxes	12,565	7,961
Increase (decrease) in other accrued liabilities	98,098	(13,538)
Increase in other noncurrent liabilities	46,914	12,074
Increase in pension obligation	1,478	7,865
Asset retirement obligations payments	(2,395)	(2,538)
Cash provided by operating activities	185,091	154,383

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(164,876)	(179,131)
Purchase of acquired company, net of cash acquired	(629,977)	-
Proceeds from redemption of Short-term investment	14,644	24,262
Proceeds from sale of assets	2,672	15,113
Proceeds from insurance recovery	9,605	-
Cash utilized by investing activities	(767,932)	(139,756)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	466,707	-
Repurchases of common stock	(31,822)	-
Repayments of capital lease obligations	(768)	(1,812)
Repayments of 6.625% senior notes	(21,949)	-
Redemption of 4.75% convertible senior notes	-	(70)
Cash dividends paid	(11,261)	(10,185)
Proceeds from stock options exercised	11,705	-
Income tax benefit from stock option exercises	625	-
Cash provided (utilized) by financing activities	413,237	(12,067)

(Decrease) increase in cash and cash equivalents	(169,604)	2,560
Cash and cash equivalents at beginning of period	665,762	606,997

Cash and cash equivalents at end of period	$496,158	$609,557
See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

(1)   Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States (“GAAP”) and, therefore, should be read in conjunction with the Annual Report on Form 10-K of Massey Energy Company (“we,” “our,” “us” or the “Company”) for the year ended December 31, 2009.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the quarterly period ended June 30, 2010 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2010.

The Condensed Consolidated Financial Statements included herein are unaudited; however, the financial statements contain all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary to present fairly our consolidated financial position at June 30, 2010, our consolidated results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009, in conformity with GAAP.

The Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly-owned and majority-owned direct and indirect subsidiaries.  Significant intercompany transactions and accounts are eliminated in consolidation.  We have no independent assets or operations.  We do not have a controlling interest in any separate independent operations.  Investments in business entities in which we do not have control, but have the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method.

All of our direct and substantially all of our indirect operating subsidiaries, each such subsidiary being indirectly 100% owned by us, fully and unconditionally, jointly and severally, guarantee our obligations under the 6.875% senior notes due 2013 (“6.875% Notes”), the 3.25% convertible senior notes due 2015 (“3.25% Notes”) and the 2.25% convertible senior notes due 2024 (“2.25% Notes”).  The subsidiaries not providing a guarantee of the 6.875% Notes, the 3.25% Notes and the 2.25% Notes are minor (as defined under Securities and Exchange Commission (“SEC”) Rule 3-10(h)(6) of Regulation S-X).  See Note 7 to the Notes to Condensed Consolidated Financial Statements for a more complete discussion of debt.

We have evaluated subsequent events through the date the Condensed Consolidated Financial Statements were issued.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of acquired companies.  Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist.  As a result of the acquisition of Cumberland Resources Corporation and certain affiliated companies (“Cumberland”) during the second quarter of 2010, we recorded Goodwill of $35.2 million in our Condensed Consolidated Balance Sheet as of June 30, 2010.  As purchase accounting is considered preliminary as of the date the Condensed Consolidated Financial Statements were issued the goodwill amount recorded may be adjusted.  We have not allocated goodwill to the appropriate reporting unit(s) for the purpose of impairment testing as of the date the Condensed Consolidated Financial Statements were issued. See Note 2 to the Notes to Condensed Consolidated Financial Statements for more information.

Asset Impairment and Disposal of Long-Lived Assets

Long-lived assets, such as property, equipment, mine development costs, owned and leased mineral rights longwall panel costs and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset.  For the three months ended June 30, 2010, we recorded an impairment charge of $62.2 million, included in Depreciation, depletion and amortization applicable to Cost of produced coal revenue, in our Condensed Consolidated Statements of Income.  The impairment charge relates to long-lived assets deemed not to be recoverable at our Upper Big Branch mine (“UBB”).  See Note 5 to the Notes to Condensed Consolidated Financial Statements for more information.  No impairment charges were recorded for the three or six months ended June 30, 2009.

Insurance Recoveries

Insurance recoveries that are deemed to be probable and reasonably estimable are recognized to the extent of the related loss.  Insurance recoveries which result in gains, including recoveries under business interruption coverage, are recognized only when realized by settlement with the insurers.  The evaluation of insurance recoveries requires estimates and judgments about future results that affect reported amounts and certain disclosures. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update, amending disclosure requirements related to Fair Value Measurements and Disclosures, as follows:

1.	Significant transfers between Level 1 and 2 shall be disclosed separately, including the reasons for the transfers; and
2.	Information about purchases, sales, issuances and settlements shall be disclosed separately in the reconciliation of activity in Level 3 fair value measurements.

This accounting standard update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this accounting standard update did not have a material impact on our financial position or results of operations.  See Note 14 to the Notes to Condensed Consolidated Financial Statements for more information on our Fair Value Measurements and Disclosures.

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

(2)           Acquisition of Cumberland Resources Corporation

On April 19, 2010, we completed the acquisition of Cumberland for a purchase price of $644.7 million in cash and 6,519,034 shares of our Common Stock.  Prior to the acquisition, Cumberland was one of the largest privately held coal producers in the United States.  The Cumberland operations include primarily underground coal mines in Southwestern Virginia and Eastern Kentucky.  We obtained an estimated 416 million tons of contiguous coal reserves, a preparation plant in Kentucky served by the CSX railroad and a preparation plant in Virginia served by the Norfolk Southern railroad.  We did not incur or assume any third-party debt as a result of the acquisition of Cumberland.  The acquisition of Cumberland increases our metallurgical coal reserves, strengthens our ability to globally market steam and metallurgical quality coal, and optimizes both operational best practices and working capital generation.

    The acquisition of Cumberland will be accounted for as a business combination.  The fair value of the total consideration transferred was $934.2 million.  The acquisition date fair value of each class of consideration transferred was as follows:
(In Thousands)
Fair value of Common Shares	$289,511
Cash	644,730
Total purchase price	$934,241

The fair value of Common Shares transferred was determined by using the closing price of our Common Stock on the day of the acquisition.

The purchase price was allocated to the assets acquired and liabilities assumed based on appraisals of estimated fair values.  Such estimates are preliminary as we have not yet received the final appraisal reports.  We expect to resolve the majority of these items in 2010.  The preliminary purchase price allocation was as follows:

(In Thousands)	Purchase Price Allocation

Cash and cash equivalents	$14,753
Trade and other accounts receivable	52,802
Inventories	11,942
Other current assets	4,140
Net Property, Plant and Equipment	807,779
Intangible assets, net	168,461
Goodwill	35,205
Other Noncurrent Assets	529
Total assets	1,095,611

Accounts payable, principally trade and bank overdrafts	24,784
Payroll and employee benefits	8,648
Other current liabilities	24,731
Deferred income taxes	91,126
Other noncurrent liabilities	12,081
Total liabilities	161,370

Net assets acquired	$934,241

As purchase accounting is considered preliminary as of the date the Condensed Consolidated Financial Statements were issued, the goodwill amount recorded may be adjusted.  We have not allocated goodwill to the appropriate reporting unit(s) for the purpose of impairment testing as of the date the Condensed Consolidated Financial Statements were issued.

The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the acquisition occurred at the beginning of each of the periods being presented.  The unaudited pro forma results have been prepared based on estimates and assumptions that we believe are reasonable; however, they are not necessarily indicative of the consolidated results of operations had the acquisition occurred at the beginning of each of the periods presented, or of future results of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Amounts)
Total revenue
As reported	$810,148	$697,627	$1,498,787	$1,465,715
Pro forma	$843,676	$838,245	$1,702,166	$1,739,164

Net (loss) income
As reported	$(88,714)	$20,192	$(55,088)	$63,618
Pro forma	$(87,958)	$21,782	$(44,137)	$65,169

Net (loss) income per share - Basic
As reported	$(0.88)	$0.24	$(0.59)	$0.75
Pro forma	$(0.86)	$0.22	$(0.43)	$0.64

Net (loss) income per share - Dilutive
As reported	$(0.88)	$0.24	$(0.59)	$0.75
Pro forma	$(0.86)	$0.21	$(0.43)	$0.64

Total revenue and Income before taxes reported in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 included Total revenue of $138.8 million and  Income before taxes of $15.9 million related to the former Cumberland entity.

(3)           Inventories

Inventories consisted of the following:

	June 30, 2010	December 31, 2009
	(In Thousands)
Saleable coal	$210,309	$179,081
Raw coal	30,328	36,254
Coal inventory	240,637	215,335
Supplies inventory	59,360	54,491
Total inventory	$299,997	$269,826

Saleable coal represents coal ready for sale, including inventories designated for customer facilities under consignment arrangements of $25.3 million and $43.7 million at June 30, 2010 and December 31, 2009, respectively.  Raw coal represents coal that generally requires further processing prior to shipment to the customer.

(4)           Other Current Assets

Other current assets are comprised of the following:
	June 30, 2010	December 31, 2009
	(In Thousands)
Longwall panel costs	$7,381	$12,041
Deposits	89,532	133,794
Other	80,979	90,155
Total other current assets	$177,892	$235,990

During the second quarter of 2010 we impaired $5.1 million of current longwall panels costs deemed not to be recoverable at UBB due to an explosion which occurred in April 2010.  See Note 5 to the Notes to Condensed Consolidated Financial Statements for more information.

Deposits consist primarily of funds placed in restricted accounts with financial institutions to collateralize letters of credit that support workers’ compensation requirements, insurance and other obligations.  As of June 30, 2010 and December 31, 2009, Deposits includes $59.4 million and $46.0 million, respectively, of funds pledged as collateral to support $58.2 million and $45.1 million, respectively of outstanding letters of credit.  In addition, Deposits at June 30, 2010 and December 31, 2009, includes $10.9 and $12.1 million of United States Treasury securities supporting various regulatory obligations, respectively.  As of December 31, 2009, Deposits included a $72.0 million appeal bond we had been required to post related to litigation against us, which was released by the West Virginia Supreme Court of Appeals during the first quarter of 2010, as the final appeal of the case at the state level was resolved in our favor.

We have committed to the divestiture of certain mining equipment assets which are not part of our short-term mining plan.  At June 30, 2010 and December 31, 2009, the carrying amount of assets held for sale totaled $18.9 million and $22.3 million, respectively, and are included in Other current assets.

(5)           Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	June 30, 2010	December 31, 2009
	(In Thousands)
Property, plant and equipment, at cost	$5,450,285	$4,615,297
Accumulated depreciation, depletion and amortization	(2,292,003)	(2,270,527)
Property, plant and equipment, net	$3,158,282	$2,344,770

During the second quarter of 2010, we recorded an impairment charge of $62.2 million, which is included in Depreciation, depletion and amortization applicable to Cost of produced coal revenue, in our Condensed Consolidated Statements of Income.  In accordance with relevant accounting requirements, Property, plant and equipment (which included mine development) and longwall panel costs located at UBB with a carrying amount of $34.0 million and $28.2 million (of which $5.1 million was considered current assets and $23.1 million noncurrent assets), respectively, was deemed to be destroyed or probable of abandonment.  Accordingly, the carrying value of the assets was completely written off.  For impairment tests, we compare the carrying value of the asset tested to its estimated fair value. The fair value is determined using the estimated discounted cash flows expected to be generated by the assets along with, where appropriate, market inputs.  The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes are appropriate in the circumstances although it is reasonably possible that actual performance will differ from these assumptions.  There was approximately $14.9 million of assets at or near the UBB mine that was not impaired.  Specifically, related to these assets, our determination of recoverability was based on our assumptions about future operations at the UBB mine and possible alternatives to accessing the related coal reserves.  Given the ongoing investigations into the cause of the accident and the uncertainty around the future operations at the UBB mine, there is a reasonable possibility that additional impairments could be recorded in future periods.

Property, plant and equipment includes gross assets under capital leases of $12.9 million at both June 30, 2010 and December 31, 2009, respectively.

During the first and second quarters of 2010, we exchanged certain coal reserves to third parties, recognizing pre-tax gains of $2.3 million and $3.6 million, respectively, in Other revenue.

During the first quarter of 2009, we sold our interest in certain coal reserves to a third party, recognizing a pre-tax gain of $7.1 million in Other revenue.

(6)           Intangible assets

As part of the acquisition of Cumberland during the second quarter of 2010, we acquired Intangible assets with a fair value of $168.5 million.  Intangible assets are comprised of the following:

(In Thousands)	June 30, 2010

Coal sales contracts	$98,310
Transportation contracts	61,700
Mining permits	8,451
Intangible assets, cost	168,461
Accumulated amortization	(17,149)
Intangible assets, net	$151,312

Our Coal sales and Transportation contracts are amortized based on the actual amount of tons shipped under each contract.  Mining permits are amortized using the units-of-production method over the estimated proven and probable reserve tons.  For the three months ended June 30, 2010, we recorded $17.1 million in amortization expense related to the newly acquired Intangible assets.

    Estimated amortization expense for Intangible assets for the next five calendar years is as follows:

Estimated
amortization
(In Thousands)	expense
2011	$59,466
2012	$8,374
2013	$8,157
2014	$7,926
2015	$7,571

(7)           Debt

Debt is comprised of the following:

	June 30, 2010	December 31, 2009
	(In Thousands)
6.875% senior notes due 2013, net of discount
of $2,912 and $3,273, respectively	$757,088	$756,727
3.25% convertible senior notes due 2015, net of discount
of $122,869 and $132,628, respectively	536,194	526,435
6.625% senior notes due 2010	-	21,949
2.25% convertible senior notes due 2024	9,647	9,647
Capital lease obligations	3,560	4,328
Total debt	1,306,489	1,319,086
Amounts due within one year	(3,469)	(23,531)
Total long-term debt	$1,303,020	$1,295,555

The weighted average effective interest rate of the outstanding borrowings was 7.3% at both June 30, 2010 and December 31, 2009, respectively.

Convertible Debt Securities

The discount associated with the 3.25% Notes is being amortized via the effective-interest method increasing the reported liability until the notes are carried at par value on their maturity date.  We recognized $4.8 million and $9.8 million of pre-tax non-cash interest expense for the amortization of the discount for the three and six months ended June 30, 2010, respectively.  We recognized $4.6 million and $9.1 million of pre-tax non-cash interest expense for the amortization of the discount for the three and six months ended June 30, 2009, respectively.

6.625% Notes

During January 2010, we redeemed at par the remaining $21.9 million of our 6.625% senior notes due 2010.

(8)	Pension Expense

Net periodic pension expense for both our qualified defined benefit pension plan and nonqualified supplemental benefit pension plan is comprised of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands)
Service cost	$2,432	$2,972	$5,074	$5,354
Interest cost	4,527	4,293	8,971	8,465
Expected return on plan assets	(4,998)	(4,154)	(9,603)	(8,180)
Recognized loss	3,660	4,428	7,151	8,666
Amortization of prior service cost	1	130	3	140
Net periodic pension expense	$5,622	$7,669	$11,596	$14,445

During the three and six months ended June 30, 2010, we voluntarily contributed $5.0 million and $9.6 million, respectively, to the qualified defined benefit pension plan.  During the three and six months ended June 30, 2009, we contributed zero and $5.0 million, respectively, to the qualified defined benefit pension plan.  We expect to make voluntary contributions of approximately $20 million to the qualified defined benefit pension plan in 2010.

We paid benefits to participants of the nonqualified supplemental benefit pension plan of $0.03 million and $0.01 million for the three months ended June 30, 2010 and 2009, respectively, and $0.05 million and $0.03 million for the six months ended June 30, 2010 and 2009, respectively.

(9)           Other Noncurrent Liabilities

Other noncurrent liabilities is comprised of the following:
	June 30, 2010	December 31, 2009
	(In Thousands)
Reclamation	$219,412	$193,361
Workers' compensation and black lung	125,462	98,227
Other postretirement benefits	161,483	155,024
Other	99,886	91,446
Total other noncurrent liabilities	$606,243	$538,058

Included in workers’ compensation is an accrual for supplemental compensation benefits of $12.1 million related to the UBB tragedy.  See Note 16 to the Notes to Condensed Consolidated Financial Statements for more information.

(10)             Black Lung and Workers’ Compensation Expense

Expenses for black lung benefits and workers’ compensation related benefits include the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands)
Self-insured black lung benefits:
Service cost	$578	$1,145	$1,578	$1,845
Interest cost	880	686	1,655	1,436
Amortization of actuarial gain	(4,126)	(1,263)	(5,001)	(2,288)
Subtotal black lung benefits expense	(2,668)	568	(1,768)	993
Other workers' compensation and
supplemental compensation	38,012	5,696	45,485	15,065
Total black lung and workers'
compensation benefits expense	$35,344	$6,264	$43,717	$16,058

During the three months ended June 30, 2010 we recorded expenses of $25.4 million for workers’ compensation and supplemental compensation benefits related to the UBB tragedy.  The workers’ compensation benefits are being measured and paid from our existing plan.  Both the workers’ compensation and supplemental compensation benefits were calculated using independent actuaries, who after review and consultation with management with regards to actuarial assumptions, including discount rate, prepared an evaluation of the self-insured liabilities as of June 30, 2010.  Actual experience in settling these liabilities could differ from these estimates.

Payments for benefits, premiums and other costs related to black lung, workers’ compensation and supplemental compensation benefit liabilities were $15.0 million and $5.7 million for the three months ended June 30, 2010 and 2009, respectively, and were $21.7 million and $17.6 million for the six months ended June 30, 2010 and 2009, respectively.

Certain of our operations are fully insured by a third-party insurance provider for black lung claims.

The PPACA amended previous legislation related to coal workers’ pneumoconiosis (black lung), providing automatic extensions of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims.  The impact of these changes to our current population of beneficiaries and claimants results in an estimated $3.6 million increase to our obligation.  As of June 30, 2010, we recorded this estimate as an increase to our black lung liability and a decrease to our actuarial gain included in “Accumulated other comprehensive loss” on our Condensed Consolidated Balance Sheets.  This increase to our obligation excludes the impact of the reevaluation of closed claims as we do not have sufficient information to determine what, if any, such claims will be filed. We will continue to evaluate the impact of these changes on such claims and record any necessary charges in the period in which the additional liability is estimable.  We do not believe the impact of these changes will significantly impact our financial position or results of operations.

(11)           Other Postretirement Benefits Expense

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands)
Service cost	$305	$920	$1,117	$1,957
Interest cost	2,384	2,491	4,762	5,009
Recognized loss	759	566	1,589	1,152
Amortization of prior service credit	(677)	(188)	(1,439)	(376)
Net periodic postretirement benefit cost	$2,771	$3,789	$6,029	$7,742

Payments for benefits related to postretirement benefit cost were $1.4 million and $1.8 million for the three months ended June 30, 2010 and 2009, respectively, and were $3.0 million and $3.3 million for the six months ended June 30, 2010 and 2009, respectively.

The PPACA may potentially impact our costs to provide healthcare benefits to our eligible active and certain retired employees.  The PPACA has both short-term and long-term implications on healthcare benefit plan standards.  Implementation of this legislation is planned to occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018.  Plan standard changes that could affect us in the short term include raising the maximum age for covered dependents to receive benefits, the elimination of lifetime dollar limits per covered individual and restrictions on annual dollar limits per covered individual, among other standard requirements.  Plan standard changes that could affect us in the long term include a tax on “high cost” plans (excise tax) and the elimination of annual dollar limits per covered individual, among other standard requirements.  We are currently analyzing this legislation to determine the full extent of the impact of the required plan standard changes on our employee healthcare plans and the resulting costs. Beginning in 2018, the PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds.  We anticipate that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax.  Until these regulations or interpretations are published, it is impractical to reasonably estimate the impact of the excise tax on our future healthcare costs or postretirement benefit obligation.  Accordingly, as of June 30, 2010, we have not made any changes to our assumptions used to determine our postretirement benefit obligation.  With the exception of the excise tax, we do not believe any other plan standard changes will be significant to our future healthcare costs for eligible active employees and our postretirement benefit obligation for certain retired employees. However, we will need to continue to evaluate the impact of the PPACA in future periods as additional information and guidance becomes available.

(12)           Earnings Per Share

The number of shares of our Common Stock used to calculate basic earnings per share for the three months ended June 30, 2010 and 2009, is based on the weighted average of outstanding shares of Common Stock during the respective periods.  The number of shares of Common Stock used to calculate diluted earnings per share is based on the number of shares of Common Stock used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by our employees and directors during each period and debt securities currently convertible into shares of Common Stock during each period.  The effect of dilutive securities issuances in the amount of 2.1 million and 2.3 million shares of Common Stock for the three and six months ended June 30, 2010, respectively, and 2.7 million and 3.0 million shares of Common Stock for the three and six months ended June 30, 2009, respectively, were excluded from the calculation of diluted (loss) income per share of Common Stock, as such inclusion would result in antidilution.

The computations for basic and diluted (loss) income per share are based on the following per share information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Amounts)
Numerator:
Net (loss) income - numerator for basic	$(88,714)	$20,192	$(55,088)	$63,618
Effect of convertible notes	-	43	-	87
Adjusted net (loss) income - numerator
for diluted	$(88,714)	$20,235	$(55,088)	$63,705

Denominator:
Weighted average shares - denominator
for basic	100,664	84,872	93,400	84,865
Effect of stock options/restricted stock	-	109	-	71
Effect of convertible notes	-	289	-	290
Adjusted weighted average
shares - denominator for diluted	100,664	85,270	93,400	85,226

Net (loss) income per share:
Basic	$(0.88)	$0.24	$(0.59)	$0.75
Diluted	$(0.88)	$0.24	$(0.59)	$0.75

The 2.25% Notes are convertible by holders into shares of Common Stock during certain periods under certain circumstances.  The 2.25% Notes were not eligible for conversion at June 30, 2010.  If all of the 2.25% Notes outstanding at June 30, 2010 had been eligible for conversion and were converted at that date, we would have issued 287,113 shares of Common Stock.

The 3.25% Notes are convertible under certain circumstances and during certain periods into (i) cash, up to the aggregate principal amount of the 3.25% Notes subject to conversion and (ii) cash, Common Stock or a combination thereof, at our election in respect to the remainder (if any) of our conversion obligation.  As of June 30, 2010, the 3.25% Notes had not reached the specified threshold for conversion.

 (13)           Derivative Instruments

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
Tons outstanding under coal purchase and coal sales contracts that do not qualify for the NPNS exception are as follows:
	June 30,	December 31,
	2010	2009
	(In Thousands)
Purchase contracts	1,050	980
Sales contracts	2,107	1,120

The increase in tons outstanding under coal purchase and coal sales contracts that do not qualify for the NPNS exception as of June 30, 2010, is primarily due to certain contracts identified in 2010 that no longer qualified for the NPNS exception, which are now accounted for at fair value.

The fair values of our purchase and sales derivative contracts have been aggregated in the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, as follows:

	June 30,	December 31,
	2010	2009
	(In Thousands)
Other current assets	$27,133	$30,564
Other noncurrent assets	8,725	-
Total aggregated derivative balance	$35,858	$30,564

We have recorded net gains related to coal sales and purchase contracts that did not qualify for the NPNS exception in the Condensed Consolidated Statements of Income under the caption Loss (Gain) on derivative instruments.

	For the three months ended
	June 30,
	2010	2009
	(In Thousands)
Realized (gains) losses due to settlements on existing contracts	$(10,274)	$3,971
Unrealized losses (gains) on outstanding contracts	22,723	(4,348)
Loss (Gain) on derivative instruments	$12,449	$(377)

	For the six months ended
	June 30,
	2010	2009
	(In Thousands)
Realized (gains) losses due to settlements on existing contracts	$(18,710)	$15,792
Unrealized gains on outstanding contracts	(5,294)	(25,036)
Loss (Gain) on derivative instruments	$(24,004)	$(9,244)

(14)           Fair Value

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
	June 30, 2010
	(In Thousands)
	Level 1	Level 2	Level 3	Total
Fixed income securities
U.S. Treasury securities	$10,868	$-	$-	$10,868
Certificates of Deposit	50,008	-	-	50,008
Money market funds
U.S. Treasury money market fund	24,105	-	-	24,105
Other money market funds	432,362	-	-	432,362
Derivative instruments	-	35,858	-	35,858
Total securities	$517,343	$35,858	$-	$553,201

	December 31, 2009
	(In Thousands)
	Level 1	Level 2	Level 3	Total
Fixed income securities
U.S. Treasury securities	$12,147	$-	$-	$12,147
Money market funds
U.S. Treasury money market fund	74,103	-	-	74,103
Other money market funds	689,470	-	-	689,470
Derivative instruments	-	30,564	-	30,564
Short-term investment	-	-	10,864	10,864
Total securities	$775,720	$30,564	$10,864	$817,148

Fixed income securities and money market funds

All fixed income securities are deposits, consisting of obligations of the U.S. Treasury and Certificates of Deposit (all insured by the Federal Deposit Insurance Corporation), supporting various regulatory obligations.  All investments in money market funds are cash equivalents or deposits pledged as collateral and are invested in prime money market funds and Treasury-backed funds.  Included in the money market funds are $59.4 million of funds pledged as collateral to support $58.2 million of outstanding letters of credit.  See Note 4 to the Notes to Condensed Consolidated Financial Statements for more information on deposits.

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

Asset and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.  In accordance with relevant accounting requirements, Property, plant and equipment (which included mine development) and longwall panel costs located at UBB with a carrying amount of $34.0 million and $28.2 million (of which $5.1 million was considered current assets and $23.1 million noncurrent assets), respectively, was deemed to be destroyed or probable of abandonment.  Accordingly, the carrying value of the assets was completely written off.  For impairment tests, we compare the carrying value of the asset tested to its estimated fair value. The fair value is determined using the estimated discounted cash flows expected to be generated by the assets along with, where appropriate, market inputs.  Given the assets were deemed to be destroyed or probable of abandonment, the fair value was estimated to be $0.  The determination of fair value was based on our assumptions about future operations at the UBB mine and possible alternatives to accessing the related coal reserves.  Given the ongoing investigations into the cause of the accident and the uncertainty around the future operations at the UBB mine, there is a reasonable possibility that additional impairments could be recorded in future periods.

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

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3):
Short-term
(In Thousands)	investment

Balance at December 31, 2009	$10,864
Transfers out of Level 3	(14,644)
Total gains or (losses) realized/unrealized included in earnings	3,780
Purchases, issuances, sales and settlements	-
Balance at June 30, 2010	$-

Total gains or (losses) for the period included in earnings attributable to the change
in unrealized gains or losses relating to assets still held at the reporting date	$-

At December 31, 2009, our investment in the Primary Fund was $10.9 million, net of a $6.5 million write-down recorded in 2008, which represents the difference between cost and estimated fair value.  During January 2010, we received a distribution in the amount of $14.6 million. We recorded a $3.8 million gain on short-term investments which represents the difference between book value and total redemptions received.  As of June 30, 2010, the estimated fair value of our unrecovered investment of $2.7 million in the Primary Fund was zero.  In July 2010, we recovered $0.9 million.

Other Financial Instruments

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

Long-term debt: The fair values of long-term debt are estimated using the most recent market prices quoted on or before June 30, 2010.

The carrying amounts and fair values of these financial instruments are presented in the table below.  The carrying value of the 3.25% Notes reflected in Long-term debt in the table below reflects the full face amount of $659 million, which is reflected net of discount in the Condensed Consolidated Balance Sheets.

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Short-term debt	$3,469	$3,469	$23,531	$23,465
Long-term debt	$1,428,710	$1,325,149	$1,428,710	$1,348,699

(15)           Common Stock

Common Stock Issuance

On March 23, 2010, we completed a registered underwritten public offering of 9,775,000 shares of our Common Stock at a public offering price of $49.75 per share, resulting in proceeds to us of $466.8 million, net of fees.  In April 2010, we used the net proceeds of this offering and 6,519,034 shares of our Common Stock (fair valued at $289.5 million on the day of the acquisition) to fund a portion of the consideration for the acquisition of Cumberland.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for a more complete discussion of the acquisition of Cumberland.

Common Stock Repurchases

During the second quarter of 2010, we repurchased 861,439 shares of Common Stock at an average price of $36.92, for a total cost of $31.8 million.  The Common Stock was repurchased under a stock repurchase program (the “Repurchase Program”) authorized by our Board of Directors on November 14, 2005, authorizing us to repurchase shares of our Common Stock from time to time up to an aggregate amount not to exceed $500 million, as market conditions warrant and existing covenants permit.  Prior to the share repurchased this quarter, we had $420 million available under the 2005 authorization.  All shares repurchased under the program have been recorded as Treasury stock in the Condensed Consolidated Balance Sheet.

(16)           Contingencies

West Virginia Flooding

Since August 2004, five of our subsidiaries have been sued in six civil actions filed in the Circuit Courts of Boone, McDowell, Mingo, Raleigh, Summers and Wyoming Counties, West Virginia, for alleged property damages and personal injuries arising out of flooding on or about May 2, 2002.  These complaints cover approximately 350 plaintiffs seeking unquantified compensatory and punitive damages from approximately 35 defendants.  Of these cases two have been dismissed without prejudice for failure to prosecute and one settled for a nominal amount.  The other three cases remain active.

Since May 2006, we and 12 of our subsidiaries have been sued in three civil actions filed in the Circuit Courts of Logan and Mingo Counties, West Virginia, for alleged property damages and personal injuries arising out of flooding between May 30 and June 4, 2004.  As to the Massey-related entities named, four have been dismissed without prejudice from one of the Logan County cases. These complaints cover approximately 425 plaintiffs seeking unquantified compensatory and punitive damages from approximately 52 defendants.

We believe the remaining cases that have not been settled will be resolved without a material adverse impact on our cash flows, results of operations or financial condition.

West Virginia Trucking

Since January 2003, an advocacy group and residents in Boone, Kanawha, Mingo and Raleigh Counties, West Virginia, filed 17 suits in the Circuit Courts of Kanawha and Mingo Counties, West Virginia, against 12 of our subsidiaries.  Plaintiffs alleged that defendants illegally transported coal in overloaded trucks, causing damage to state roads, thereby interfering with plaintiffs’ use and enjoyment of their properties and their right to use the public roads. Plaintiffs seek injunctive relief and compensatory and punitive damages.  The Supreme Court of Appeals of West Virginia (“WV Supreme Court”) referred the consolidated lawsuits, and similar lawsuits against other coal and transportation companies not involving our subsidiaries, to the Circuit Court of Lincoln County, West Virginia (“Circuit Court”), to be handled by a mass litigation panel judge. Plaintiffs filed motions requesting class certification. On June 7, 2007, plaintiffs voluntarily dismissed their public nuisance claims seeking monetary damages for road and bridge repairs.  Plaintiffs also agreed to an order limiting any damages for nuisance to two years prior to the filing of any suit.  A motion to dismiss any remaining public nuisance claims was resisted by plaintiffs and argued at hearings on December 14, 2007 and June 25, 2008.  No rulings on these matters have been made.  Defendants filed a motion requesting that the mass litigation panel judge recommend to the WV Supreme Court that the cases be sent back to the circuit courts of origin for resolution.  That motion was verbally denied as to those cases in which our subsidiaries are defendants, and a class certification hearing was held on October 21, 2009.  To date, no decision has been rendered by the Circuit Court on the class certification issues.  No date has been set for trial.  We believe we have insurance coverage applicable to these items and that they will be resolved without a material adverse impact on our cash flows, results of operations or financial condition.

Well Water Suits

Since September 2004, approximately 738 plaintiffs have filed approximately 400 suits against us and our subsidiary, Rawl Sales & Processing Co., in the Circuit Court of Mingo County, West Virginia (“Mingo Court”), for alleged property damage and personal injuries arising out of slurry injection and impoundment practices allegedly contaminating plaintiffs’ water wells. Plaintiffs seek injunctive relief and compensatory damages in excess of $170 million and unquantified punitive damages.  Specifically, plaintiffs are claiming that defendants’ activities during the period of 1978 through 1987 rendered their property valueless and request monetary damages to pay, inter alia, the value of their property and future water bills.  In addition, many plaintiffs are also claiming that their exposure to the contaminated well water caused neurological injury or physical injury, including cancers, kidney problems and gall stones.  Finally, all plaintiffs claimed entitlement to medical monitoring for the next 30 years and have requested unliquidated compensatory damages for pain and suffering, annoyance and inconvenience and legal fees.  On April 30, 2009, the Mingo Court held a mandatory settlement conference. At that settlement conference, all plaintiffs agreed to settle and dismiss their medical monitoring claims.  Additionally, 180 plaintiffs agreed to settle all of their remaining claims and be dismissed from the case.  Currently pending is a motion  to dismiss the claims of an additional 179 plaintiffs who did not attend the mandatory settlement conference.  All settlements to date will be funded by insurance proceeds.  Notwithstanding the earlier agreement to settle the medical monitoring claims, some plaintiffs are challenging the medical monitoring settlement.  A motion to enforce the medical monitoring settlement has been filed.  No ruling has been made.  There are currently 593 plaintiffs remaining.  As a result of the disqualification of Judge Thornsbury, on account of having been engaged as a lawyer in the 1980s on a matter on behalf of a Massey subsidiary adverse to one of the plaintiffs, the WV Supreme Court reassigned all the cases to Judge Thomas Evans.  Judge Evans requested the WV Supreme Court refer the cases to the statutory mass litigation panel for further proceedings.  The WV Supreme Court ordered all the cases to be transferred to the mass litigation panel.  No trial date has been set, nor has the mass litigation panel issued any orders as to how the cases will be resolved. A status conference is scheduled for August 20, 2010.

Beginning in December 2008, we and certain of our subsidiaries along with several other companies were sued in numerous actions in Boone County, West Virginia involving approximately 366 plaintiffs alleging well water contamination resulting from coal mining operations.  The claims mirror those made above in the separate action before the Mingo Court.  The separate civil actions have been consolidated for discovery purposes with trial for 267 plaintiffs schedule for May 2, 2011.  No trial date is set for the remaining approximately 99 plaintiffs.

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

Surface Mining Fills

Since September 2005, three environmental groups sued the United States Army Corps of Engineers (“Corps”) in the United States District Court for the Southern District of West Virginia (the “District Court”), asserting the Corps unlawfully issued permits to four of our surface mines to construct mining fills. The suit alleges the Corps failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act, including preparing environmental impact statements for individual permits. We intervened in the suit to protect our interests. On March 23, 2007, the District Court rescinded four of our subsidiaries’ permits, resulting in the temporary suspension of mining at these surface mines. We appealed that ruling to the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit Court”). On April 17, 2007, the District Court partially stayed its ruling, permitting mining to resume in certain fills that were already under construction. On June 14, 2007, the District Court issued an additional ruling, finding the Corps improperly approved placement of sediment ponds in streams below fills on the four permits in question.  The District Court subsequently modified its ruling to allow these ponds to remain in place, as the ponds and fills have already been constructed.  The District Court’s ruling could impact the issuance of permits for the placement of sediment ponds for future operations. If the permits for the fills or sediment ponds are ultimately held to be unlawfully issued, production could be affected at these surface mines, and the process of obtaining new Corps permits for all surface mines could become more difficult. We appealed both rulings to the Fourth Circuit Court.  On February 13, 2009, the Fourth Circuit Court reversed the prior rulings of the District Court and remanded the matter for further proceedings. On March 30, 2009, the plaintiffs requested that the Fourth Circuit Court reconsider the case.  The request was denied on May 20, 2009. On August 26, 2009, the plaintiffs filed their request with the U.S. Supreme Court to review the Fourth Circuit Court’s decision.  Our subsidiaries’ response was due on August 5, 2010. However, on August 3, 2010, the plaintiffs moved to withdraw their petition in the wake of a new policy adopted by the Corps and the Environmental Protection Agency on July 30, 2010 for assessing “stream ecosystem structure and function” for Appalachian surface coal mining. The motion to withdraw the petition for certiorari will likely be granted, thereby finalizing the Fourth Circuit Court’s decision. However, the new stream ecosystem policy will likely require more data in future applications to the Corps and could cause the Corps to require more onerous mitigation requirements as compensation for filling activities at our Appalachian  surface mines.

Customer Disputes

We have customers who claim they did not receive, or did not timely receive, all of the coal required to be shipped to them during 2008 (“unshipped tons”). In such cases, it is typical for a customer and coal producer to agree upon a schedule for shipping unshipped tons in subsequent years.  A few of our customers, however, filed claims or notified us of potential claims for cover damages, which damages are equal to the difference between the contract price of the coal that was not delivered and the market price of replacement coal or comparable quality coal. We resolved a number of these claims in 2009 and 2010, while discussions with other customers remain ongoing.

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

the customer argues that it was only required to purchase coal under a purported agreement reached by email. On February 12, 2010, we received a decision from an arbitration panel awarding this customer $10.5 million on the grounds that the purported agreement by email was valid and that the higher-priced contract was invalid.  We believed that the arbitration panel’s decision as to the validity of the higher-priced contract was beyond the panel’s jurisdiction of the award, which amounts to $8.2 million, and challenged that decision in federal court.  On June 2, 2010, the federal court rejected our challenge.  We are appealing this matter to the United States Court of Appeals for the Fourth Circuit.  While we will vigorously pursue this appeal, we now consider this loss as probable and we have accrued the remainder of the judgment in Other current liabilities at June 30, 2010.  We have paid $2.3 million for the award relating to the panels’ decision that the agreement by email was valid, but have not yet paid the portion of the award under appeal.

We believe that we have strong defenses to the other claims and potential claims and further feel that many or all of these claims may be resolved without trial. We have recorded an accrual for our best estimate of probable losses related to these matters. While we believe that all of these matters discussed above will be resolved without a material adverse impact on our cash flows, results of operations or financial condition, it is reasonably possible that our judgments regarding some or all of these matters could change in the near term. We believe the aggregate exposure related to these claims in excess of our accrual is up to $50 million of charges that would affect our future operating results and financial position.

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

Upper Big Branch Mine

On April 5, 2010, an explosion occurred at UBB of our Performance resource group, tragically resulting in the deaths of 29 miners and seriously injuring two others.  The Federal Mine Safety and Health Administration (“MSHA”) and the State of West Virginia have undertaken a joint investigation into the cause of the explosion.  We also have commenced our own investigation.  We believe these investigations will continue for the foreseeable future, and we cannot provide any assurance as to their outcome, including whether we become subject to possible civil penalties or enforcement actions.  In order to accommodate these investigations, the mine will be closed for an extended period of time, the length of which we cannot predict at this time.  It is also possible that we may decide or be required by regulators to permanently close this mine.  We self-insure our underground mining equipment, including longwalls.  We do not currently carry business interruption insurance for the UBB mine.  We have third-party general liability insurance coverage that applies to litigation risk, which coverage we believe applies to litigation stemming from the UBB tragedy.

While updated analyses will continue in future quarters, we have recorded our best estimate of probable losses related to this matter.  The most significant components of these losses related to: the benefits being provided to the families of the fallen miners (see Note 10 to the Notes to Condensed Consolidated Financial Statements for more information about the significant benefits provided), costs associated with the rescue and recovery efforts, possible legal and other contingencies, and asset impairment charges (see Note 5 to the Notes to Condensed Consolidated Financial Statements for more information).  We have recorded an $87 million liability in Other accrued liabilities at June 30, 2010, which represents our best estimate of the probable loss related to estimated litigation settlements associated with the UBB tragedy.  To date, two wrongful death suits have been filed against us.  Insurance recoveries related to our general liability insurance policy that are deemed probable and that are reasonably estimable have been recognized in the Condensed Consolidated Statements of Income to the extent of the related losses, less applicable deductibles.  Such recognized recoveries for litigation settlements associated with the UBB tragedy totaled $82 million and are included in Trade and other accounts receivable at June 30, 2010.

Given the uncertainty of the outcome of current investigations, including whether we become subject to possible civil penalties or enforcement actions, it is possible that the total costs incurred related to this tragedy could exceed our current estimates.  As of June 30, 2010, we believe that the reasonably possible aggregate loss related to these claims in excess of amounts currently recorded cannot be estimated.  It is possible, however, that the ultimate liabilities in the future with respect to these claims, in the aggregate, may be material.  We will continue to review the amount of any necessary accruals, potential asset impairments, or other related expenses and record the charges in the period in which the determination is made and an adjustment is required.

Following the UBB tragedy, several stockholder derivative suit proceedings have been filed naming us as a nominal defendant.  Each of the current and certain former members of the Board of Directors and certain of our officers have also been named as defendants (the “Defendants”).  A contempt proceeding has also been filed relating to a previously settled stockholder derivative suit.  In addition, two putative class actions have been filed on behalf of certain of our stockholders alleging disclosure violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We and the Defendants have insurance coverage applicable to these proceedings.  While we cannot predict the outcome of any of these proceedings (which are discussed in further detail in Part II Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q), based on our current assessment of these matters, we do not believe that liabilities arising from these proceedings individually or in the aggregate should have a material adverse impact upon our consolidated cash flows, results of operations or financial condition.

Other Legal Proceedings

We are parties to a number of other legal proceedings, incident to our normal business activities.  These include, for example, contract disputes, personal injury claims, property damage claims and employment and safety matters. While we cannot predict the outcome of any of these proceedings, based on our current estimates we do not believe that any liability arising from these matters individually or in the aggregate should have a material adverse impact upon our consolidated cash flows, results of operations or financial condition.  It is possible, however, that the ultimate liabilities in the future with respect to these lawsuits and claims, in the aggregate, may be materially adverse to our cash flows, results of operations or financial condition.

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

We have based any forward-looking statements we have made on our current expectations and assumptions about future events and circumstances that are subject to risks, uncertainties and contingencies that could cause results to differ materially from those discussed in the forward-looking statements, including, but not limited to:

(i)	our cash flows, results of operations or financial condition;

(ii)	the impact of the Upper Big Branch mine tragedy;

(iii)	the successful completion of acquisition, disposition or financing transactions and the effect thereof on our business;

(iv)	our ability to successfully integrate the operations we acquire, including as a result of the Cumberland acquisition;

(v)	governmental policies, laws, regulatory actions and court decisions affecting the coal industry or our customers’ coal usage;

(vi)	legal and administrative proceedings, settlements, investigations and claims and the availability of insurance coverage related thereto;

(vii)	inherent risks of coal mining beyond our control, including weather and geologic conditions or catastrophic weather-related damage;

(viii)	inherent complexities make it more difficult and costly to mine in Central Appalachia than in other parts of the United States;

(ix)	our production capabilities to meet market expectations and customer requirements;

(x)	our ability to obtain coal from brokerage sources or contract miners in accordance with their contracts;

(xi)	our ability to obtain and renew permits necessary for our existing and planned operations in a timely manner;

(xii)	the cost and availability of transportation for our produced coal;

(xiii)	our ability to expand our mining capacity;

(xiv)	our ability to manage production costs, including labor costs;

(xv)	adjustments made in price, volume or terms to existing coal supply agreements;

(xvi)	the worldwide market demand for coal, electricity and steel;

(xvii)	environmental concerns related to coal mining and combustion and the cost and perceived benefits of alternative sources of energy such as natural gas and nuclear energy;

(xviii)	competition among coal and other energy producers, in the United States and internationally;

(xix)	our ability to timely obtain necessary supplies and equipment;

(xx)	our reliance upon and relationships with our customers and suppliers;

(xxi)	the creditworthiness of our customers and suppliers;

(xxii)	our ability to attract, train and retain a skilled workforce to meet replacement or expansion needs;

(xxiii)	our assumptions and projections concerning economically recoverable coal reserve estimates;

(xxiv)	our failure to enter into anticipated new contracts;

(xxv)	future economic or capital market conditions;

(xxvi)	foreign currency fluctuations;

(xxvii)	the availability and costs of credit, surety bonds and letters of credit that we require;

(xxviii)	the lack of insurance against all potential operating risks;

(xxix)	our assumptions and projections regarding pension and other post-retirement benefit liabilities;

(xxx)	our interpretation and application of accounting literature related to mining specific issues; and

(xxxi)	the successful implementation of our strategic plans and objectives for future operations and expansion or consolidation.

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

Available Information

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC.  Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov.  You may also read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.  We make available, free of charge through our Internet website, www.masseyenergyco.com (which website is not incorporated by reference into this report), our annual report, quarterly reports, current reports, proxy statements, section 16 reports and other information (and any amendments thereto) as soon as practicable after filing or furnishing the material to the SEC, in addition to our Corporate Governance Guidelines, codes of ethics and the charters of the Audit, Compensation, Executive, Finance, Governance and Nominating, Safety and Environmental, and Public Policy Committees.  These materials also may be requested at no cost by telephone at (866) 814-6512 or by mail at: Massey Energy Company, Post Office Box 26765, Richmond, Virginia 23261, Attention: Investor Relations.

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

We reported a net loss for the second quarter of 2010, of $88.7 million, or $0.88 loss per share, compared to net income of $20.2 million, or $0.24 income per share, for the second quarter of 2009.  The results of the second quarter of 2010 were negatively impacted by the following pre-tax items: $128.9 million estimated expense related to the Upper Big Branch mine (“UBB”) tragedy (see Notes 5, 10 and 16 to the Notes to Condensed Consolidated Financial Statements for further discussion), $8.5 million charge recorded in relation to a customer pricing dispute and a $5.0 million bad debt reserve related to a note receivable from a supplier.  The results of the second quarter of 2010 were favorably impacted by the following pre-tax items: $9.7 million from the settlement of certain claims against a service provider, $7.2 million related to the sale of a claim in a customer bankruptcy proceeding, and a gain of $3.6 million on exchanges of coal reserves.  Also, in the second quarter of 2010, we recorded a loss on derivative instruments of $12.4 million ($22.7 million of unrealized losses primarily due to certain contracts identified in the first quarter that no longer qualified for the normal purchase normal sale (“NPNS”) exception that are now accounted for at fair value and $10.3 million of realized gains due to settlements on existing purchase and sales contracts).

Produced tons sold were 9.8 million in the second quarter of 2010, compared to 9.4 million in the second quarter of 2009. We produced 9.5 million and 9.4 million tons in the second quarters of 2010 and 2009, respectively.  Shipments of metallurgical coal were up 11% as demand for this grade of coal remained strong during the quarter.  Exports remained the same at 1.4 million tons for both second quarters of 2010 and 2009.

During the second quarter of 2010, Produced coal revenue increased by 15% compared to the first quarter of 2009, reflecting improved pricing for utility coal and higher shipments of industrial and metallurgical coal in 2010, compared to the second quarter of 2009.  Our average Produced coal revenue per ton sold in the second quarter of 2010 increased to $70.45 compared to $64.14 in the second quarter of 2009, primarily due to an increase in the average per ton sales price for utility coal of 15% during the second quarter of 2010, compared to the second quarter of 2009.

Our Average cash cost per ton sold (see Note 1 below), which is a non-GAAP financial measure, was $59.51, compared to $51.53 in the previous year’s second quarter (2010 Average cash cost per ton is calculated exclusive of UBB related charges).  The increase was due largely to lower productivity attributable to discrete geologic conditions, increased regulatory enforcement actions and related temporary shutdowns, increased labor turnover rates, unplanned transfers of crews and equipment, and higher surface mine ratios.

On April 5, 2010, an explosion occurred at UBB of our Performance resource group, tragically resulting in the deaths of 29 miners and seriously injuring two miners.  The Federal Mine Safety and Health Administration (“MSHA”) and the State of West Virginia have undertaken a joint investigation into the cause of the explosion.  We also have commenced our own investigation.  We believe these investigations will continue for the foreseeable future, and we cannot provide any assurance as to their outcome, including whether we become subject to possible civil penalties or enforcement actions.  In order to accommodate these investigations, the mine will be closed for an extended period of time, the length of which we cannot predict at this time.  It is also possible that we may decide or be required by regulators to permanently close this mine.  We self-insure our underground mining equipment, including longwalls. We do not currently carry business interruption insurance for the UBB mine.  We have third-party general liability insurance coverage that applies to litigation risk, which coverage we believe applies to litigation stemming from the UBB tragedy.

While updated analyses will continue in future quarters, we have recorded our best estimate of probable losses related to this matter. The most significant components of these losses relate to: the benefits being provided to the families of the fallen miners (see Note 10 to the Notes to Condensed Consolidated Financial Statements for more information about the significant benefits provided), costs associated with the rescue and recovery efforts, possible legal and other contingencies, and asset impairment charges (see Note 5 to the Notes to Condensed Consolidated Financial Statements for more information). We have recorded an $87 million liability in Other accrued liabilities at June 30, 2010, which represents our best estimate of the probable loss related to estimated litigation settlements associated with the UBB tragedy.  To date, two wrongful death suits have been filed against us.  Insurance recoveries related to our general liability insurance policy that are deemed probable and that are reasonably estimable have been recognized in the Condensed Consolidated Statements of Income to the extent of the related losses, less applicable deductibles.  Such recognized recoveries for litigation settlements associated with the UBB tragedy totaled $82 million and are included in Trade and other accounts receivable at June 30, 2010.

Given the uncertainty of the outcome of current investigations, including whether we become subject to possible civil penalties or enforcement actions, it is possible that the total costs incurred related to this tragedy could exceed our current estimates. As of June 30, 2010, we believe that the reasonably possible aggregate loss related to these claims in excess of amounts currently recorded cannot be estimated. It is possible, however, that the ultimate liabilities in the future with respect to these claims, in the aggregate, may be material. We will continue to review the amount of any necessary accruals or other related expenses and record the charges in the period in which the determination is made and an adjustment is required.

Our original sales plan for the period after the tragedy was to ship approximately 1.6 million tons of metallurgical coal from UBB in 2010.  In order to offset some of the production lost from UBB, we added Saturday production (six days a week versus five) at all currently operating metallurgical coal mines and added two continuous miner sections at existing mines within our Elk Run resource group.  A third continuous miner section is planned to be added at Elk Run during the third quarter of 2010.  In total, we estimate these efforts will result in approximately 1.3 million tons of annualized metallurgical coal production.  Some of the coal produced through these efforts may not be of similar enough qualities to meet the quality specifications our metallurgical coal sales contracts previously fulfilled with coal from UBB.  In the second quarter, the incremental production from added Saturday shifts and the two added sections was more than offset by production lost when miners were diverted from their normal jobs to assist with the UBB rescue, recovery and support efforts and from lost shifts resulting from increased regulatory enforcement.

As a result of the April 5, 2010 tragedy at UBB, MSHA significantly increased regulatory enforcement in our mines in the second quarter of 2010.  The increased regulatory enforcement significantly impacted our productivity and operating results for the second quarter of 2010.  If MSHA continues to order certain of our mines to be temporarily closed or permanently closes such mines, our ability to meet our customers’ demands could be adversely affected.

Following the UBB tragedy, several stockholder derivative suit proceedings have been filed naming us as a nominal defendant.  Each of the current and certain former members of the Board of Directors and certain of our officers have also been named as defendants (the “Defendants”).  A contempt proceeding has also been filed relating to a previously settled stockholder derivative suit.  In addition, two putative class actions have been filed on behalf of certain of our stockholders alleging disclosure violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We and the Defendants have insurance coverage applicable to these proceedings.  While we cannot predict the outcome of any of these proceedings (which are discussed in further detail in Part II Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q), based on our current assessment of these matters, we do not believe that liabilities arising from these proceedings individually or in the aggregate should have a material adverse impact upon our consolidated cash flows, results of operations or financial condition.

On April 19, 2010, we completed the acquisition of Cumberland Resources Corporation and certain affiliated companies (“Cumberland”) for a purchase price of $934.2 million ($644.7 million in cash and $289.5 million in shares of Common Stock).  Prior to the acquisition, Cumberland was one of the largest privately held coal producers in the United States with 2009 produced coal revenue of $550 million generated from the production and sale of 8.0 million tons of high quality Central Appalachian coal. We did not incur or assume any third-party debt as a result of the Cumberland acquisition.  The Cumberland operations include primarily underground coal mines in Southwestern Virginia and Eastern Kentucky. We obtained an estimated 416 million tons of contiguous coal reserves, a preparation plant in Kentucky served by the CSX railroad and a preparation plant in Virginia served by the Norfolk Southern railroad. Of the estimated reserves, we believe more than half (216 million tons) have metallurgical coal qualities.  The operations acquired from Cumberland shipped 1.6 million tons of coal during the second quarter of 2010, at an average price of $85.35 per ton.  Total revenue reported in the Condensed Consolidated Statements of Income for the second quarter of 2010, included $138.8 million from operations acquired from Cumberland.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion.
___________________
Note 1: Average cash cost per ton is calculated as the Cost of produced coal revenue (excluding Selling, general and administrative expense (“SG&A”), Depreciation, depletion and amortization (“DD&A”) and UBB related charges) divided by the number of produced tons sold.  In 2009, in order to conform more closely to common industry reporting practices, we changed our calculation of cash cost to exclude SG&A expense.  This change has been reflected in the presentation of data for both the current and comparative past reporting periods in this report. Although Average cash cost per ton is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to investors in evaluating us because it is widely used in the coal industry as a measure to evaluate a company’s control over its cash costs. Average cash cost per ton should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. In addition, because Average cash cost per ton is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. The table below reconciles the GAAP measure of Total costs and expenses to Average cash cost per ton.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Millions, Except Per Ton Amounts)
Total costs and expenses	$920.9	$648.9	$1,542.8	$1,344.3
Less: Freight and handling costs	61.5	60.9	135.8	118.7
Less: Cost of purchased coal revenue	18.5	15.5	39.1	20.7
Less: Depreciation, depletion and
amortization	148.9	67.6	213.4	140.3
Less: Selling, general and administrative	24.5	20.0	52.6	41.9
Less: Other expense	5.7	0.6	6.6	1.3
Less: Loss (Gain) on derivative instruments	12.4	(0.4)	(24.0)	(9.2)
Less: UBB charge(1)	64.0	-	64.0	-
Average cash cost	$585.4	$484.6	$1,055.4	$1,030.7
Average cash cost per ton	$59.51	$51.53	$57.60	$51.00

(1) The UBB charge is reconciled as follows:
Expense related to the UBB explosion	$128.9
Less: Expense included in SG&A	2.7
Less: Expense included in DD&A	62.2
UBB charge included in Costs of
produced coal revenue	$64.0

Results of Operations

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Revenues
	Three Months Ended
	June 30,
			Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In Thousands)
Revenues
Produced coal revenue	$693,060	$603,219	$89,841	15%
Freight and handling revenue	61,465	60,948	517	1%
Purchased coal revenue	22,116	19,231	2,885	15%
Other revenue	33,507	14,229	19,278	100%
Total revenues	$810,148	$697,627	$112,521	16%

The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the second quarter of 2010, compared to the second quarter of 2009:
	Three Months Ended
	June 30,
			Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In millions, except per ton amounts)
Produced tons sold:
Utility	7.0	7.1	(0.1)	(1%)
Metallurgical	2.0	1.8	0.2	11%
Industrial	0.8	0.5	0.3	60%
Total	9.8	9.4	0.4	4%

Average produced coal revenue per ton sold:
Utility	$61.32	$53.19	$8.13	15%
Metallurgical	102.92	105.98	(3.06)	(3%)
Industrial	67.42	70.84	(3.42)	(5%)
Weighted average	$70.45	$64.14	$6.31	10%

Shipments of industrial and metallurgical coal increased during the second quarter of 2010, compared to the same period in 2009 to meet higher demand in 2010 as economic conditions have improved.  The average per ton sales price for utility coal was higher in the second quarter of 2010, compared to the second quarter of 2009, mainly attributable to the addition of higher priced utility coal contracts assumed in the acquisition of Cumberland.  Additionally, an increase in the proportional mix of higher price metallurgical and industrial coal sold during the quarter added to the overall improvement in average produced coal revenue per ton.

Purchased coal revenue increased in the first quarter of 2010, compared to the same period in 2009, primarily due to an increase in purchased coal revenue per ton from $71.44 during the second quarter of 2009, to $72.34 during the second quarter of 2010. Purchased tons sold increased 10% in the second quarter of 2010 compared to the second quarter of 2009.

Other revenue includes refunds on railroad agreements, royalties related to coal lease agreements, gas well revenue, gains on the sale or exchange of non-strategic assets and reserve exchanges, joint venture revenue and other miscellaneous revenue. Other revenue for the second quarter of 2010 includes $9.7 million (pre-tax) from the settlement of certain claims against a service provider, $7.2 million (pre-tax) related to the sale of a claim in a customer bankruptcy proceeding, and a pre-tax gain of $3.6 million on exchanges of coal reserves.

Costs
	Three Months Ended
	June 30,
			Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In Thousands)
Costs and expenses
Cost of produced coal revenue	$649,430	$484,641	$164,789	34%
Freight and handling costs	61,465	60,948	517	1%
Cost of purchased coal revenue	18,463	15,489	2,974	19%
Depreciation, depletion and amortization,
applicable to:
Cost of produced coal revenue	132,916	66,801	66,115	99%
Selling, general and administrative	15,982	840	15,142	100%
Selling, general and administrative	24,526	20,001	4,525	23%
Other expense	5,722	579	5,143	100%
Loss (Gain) on derivative instruments	12,449	(377)	12,826	(100%)
Total costs and expenses	$920,953	$648,922	$272,031	42%

Cost of produced coal revenue increased primarily due to increased volume of produced tons sold from 9.4 million in the second quarter of 2009, to 9.8 million in the second quarter of 2010.  A significant factor for the increase was the UBB tragedy, which contributed an additional $64.0 million to our Cost of produced coal revenue. Additional factors leading to the increase were lower productivity attributable to discrete geologic conditions, increased regulatory enforcement actions and related temporary shutdowns, increased labor turnover rates, unplanned transfers of crews and equipment, and higher surface mine ratios.

Cost of purchased coal revenue increased in the second quarter of 2010, compared to the same period in 2009, primarily due to an increase in cost of purchased coal revenue per ton from $57.46 during the second quarter of 2009, to $60.42 during the second quarter of 2010.  Purchased tons sold increased 10% in the second quarter of 2010 compared to the second quarter of 2009.  Cost of purchased coal revenue for the second quarter of 2009 was partially offset by a $2.5 million black lung excise tax refund.

Depreciation, depletion and amortization increased in the second quarter of 2010, compared to the same period in 2009, primarily due to the $62.2 million impairment of assets at the UBB mine (see Note 5 to the Notes to Condensed Consolidated Financial Statements for further discussion), $17.1 million in additional amortization expense related to newly acquired intangible assets (see Note 6 to the Notes to Condensed Consolidated Financial Statements for further discussion) and the addition of the operations acquired from Cumberland.

Selling, general and administrative expense was higher in the second quarter of 2010, compared to the second quarter of 2009, due to an $8.5 million charge recorded in relation to a customer pricing dispute and $2.7 million related to the UBB tragedy, offset by a decrease due to lower stock-based and performance-based compensation expenses due to decrease in stock price value during the second quarter of 2010, compared to an increase in stock price value during the second quarter of 2009.

Other expense includes a $5.0 million bad debt charge for the second quarter of 2010 related to the reserve on a note receivable from a supplier.

Loss (Gain) on derivative instruments for the second quarter of 2010, represents a loss on derivative instruments of $12.4 million ($22.7 million of unrealized losses primarily due to certain contracts identified in the first quarter that no longer qualified for the NPNS exception that are now accounted for at fair value plus $10.3 million of realized gains due to settlements on existing purchase and sales contracts).  The second quarter of 2009 results included a gain on derivative instruments of $0.4 million ($4.3 million of unrealized gains less $3.9 million of realized losses).  See Note 13 to the Notes to Condensed Consolidated Financial Statements for further discussion.

Interest Income

Interest income decreased for the second quarter of 2010, compared to the same period in 2009, as a result of $1.6 million in interest received related to black lung excise tax refunds during the second quarter of 2009 and by a significant reduction in interest earned on money market funds during second quarter of 2010, compared to the same period in 2009.

Interest Expense

Interest expense includes $4.8 million and $4.6 million of non-cash interest expense for the amortization of the discount of our 3.25% Notes for the second quarter of 2010 and 2009, respectively (see Note 7 to the Notes to Condensed Consolidated Financial Statements for further discussion).

Income Taxes

Our effective tax rate is sensitive to changes in estimates of annual pre-tax earnings and percentage depletion.  The decrease in the effective tax rate from the second quarter of 2009 to the second quarter of 2010 is primarily the result of differences in pre-tax income, the impact of percentage depletion and projected changes in deferred taxable and deductible differences.  The UBB charges of $128.9 million impacted the 2010 income tax rate with a $41.8 million benefit.  Also impacting the 2010 income tax rate was a $2.6 million charge related to the reduction in the tax benefit available to us as a result of the Patient Protection and Affordable Care Act (“PPACA”) signed into law in March 2010.  The 2009 income tax rate was impacted by favorable adjustments in connection with the election to forego bonus depreciation and claim a refund for alternative minimum tax credits.

Six months ended June 30, 2010 compared to three months ended June 30, 2009

Revenues

	Six Months Ended
	June 30,
			Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In Thousands)
Revenues
Produced coal revenue	$1,264,862	$1,284,246	$(19,384)	(2%)
Freight and handling revenue	135,754	118,730	17,024	14%
Purchased coal revenue	41,581	29,171	12,410	43%
Other revenue	56,590	33,568	23,022	69%
Total revenues	$1,498,787	$1,465,715	$33,072	2%

The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the first six months of 2010 compared to the first six months of 2009:

	Six Months Ended
	June 30,
			Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In millions, except per ton amounts)
Produced tons sold:
Utility	12.2	15.3	(3.1)	(20%)
Metallurgical	4.5	3.6	0.9	22%
Industrial	1.7	1.3	0.4	31%
Total	18.4	20.2	(1.8)	(9%)

Average produced coal revenue per ton sold:
Utility	$60.27	$53.70	$6.57	12%
Metallurgical	92.77	104.47	(11.70)	(11%)
Industrial	69.19	67.69	1.50	2%
Weighted average	$69.03	$63.55	$5.48	9%

Shipments of utility coal decreased in the first six months of 2010, compared to the same period in 2009, primarily due to lower customer demand in the first quarter as electric utilities continued to draw down from previously high stockpile levels.  Shipments of metallurgical and industrial coal increased during the first six months of 2010, compared to the same period in 2009 to meet higher demand in 2010 as economic conditions have improved.  The average per ton sales price for utility coal was higher in the first six months of 2010 compared to the first six months of 2009, mainly attributable to the addition of higher priced utility coal contracts assumed in the acquisition of Cumberland.  Additionally, an increase in the proportional mix of higher price metallurgical and industrial coal sold during the first six months added to the overall improvement in average produced coal revenue per ton.

Freight and handling revenue increased due to a increase in export tons sold from 3.0 million in the first six months of 2009 to 3.1 million in the first six months of 2010, offset by a reduction in the number of contracts in which customers were required to pay freight in the first six months of 2010 compared to the first six months of 2009.

Purchased coal revenue increased in the first six months of 2010, compared to the same period in 2009.  Primarily due to an increase in purchased tons sold of 34% for the first six months of 2010, compared to the first six months of 2009.  Purchased coal revenue per ton increased from $67.16 during the first six months of 2009, to $71.31 during the first six months of 2010.

Other revenue includes refunds on railroad agreements, royalties related to coal lease agreements, gas well revenue, gains on the sale of non-strategic assets and reserve exchanges, joint venture revenue and other miscellaneous revenue. Other revenue for the second quarter of 2010 includes $9.7 million (pre-tax) from the settlement of certain claims against a service provider, $7.2 million (pre-tax) related to the sale of a claim in a customer bankruptcy proceeding, and a pre-tax gain of $5.9 million on exchanges of coal reserves.  Other revenue for the first six months of 2009 includes a pre-tax gain of $7.1 million on the sale of our interest in certain coal reserves to a third party.

Costs

	Six Months Ended
	June 30,
			Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In Thousands)
Costs and expenses
Cost of produced coal revenue	$1,119,366	$1,030,566	$88,800	9%
Freight and handling costs	135,754	118,730	17,024	14%
Cost of purchased coal revenue	39,086	20,695	18,391	89%
Depreciation, depletion and amortization,
applicable to:
Cost of produced coal revenue	197,123	138,419	58,704	42%
Selling, general and administrative	16,244	1,861	14,383	100%
Selling, general and administrative	52,635	41,871	10,764	26%
Other expense	6,593	1,362	5,231	100%
Gain on derivative instruments	(24,004)	(9,244)	(14,760)	(100%)
Total costs and expenses	$1,542,797	$1,344,260	$198,537	15%

Cost of produced coal revenue increased primarily due to the UBB tragedy, which contributed an additional $64.0 million to our Cost of produced coal revenue. Additional factors leading to the increase were lower productivity attributable to discrete geologic conditions, increased regulatory enforcement actions and related temporary shutdowns, increased labor turnover rates, unplanned transfers of crews and equipment, and higher surface mine ratios.

Freight and handling costs increased due to a increase in export tons sold from 3.0 million in the first six months of 2009 to 3.1 million in the first six months of 2010, offset by a reduction in the number of contracts in which customers were required to pay freight in the first six months of 2010 compared to the first six months of 2009.

Cost of purchased coal revenue increased in the first six months of 2010, compared to the same period in 2009.  Primarily due to an increase in purchased tons sold of 34% for the first six months of 2010, compared to the first six months of 2009.  Cost of purchased coal revenue per ton increased from $47.64 during the first six months of 2009, to $67.03 during the first six months of 2010.  Cost of purchased coal revenue for the first six months of 2009 was partially offset by a $5.1 million black lung excise tax refund.

Depreciation, depletion and amortization increased in the first six months of 2010, compared to the same period in 2009, primarily due to the $62.2 million impairment of assets at the UBB mine (see Note 5 to the Notes to Condensed Consolidated Financial Statements for further discussion), $17.1 million in additional amortization expense related to newly acquired intangible assets (see Note 6 to the Notes to Condensed Consolidated Financial Statements for further discussion) and the addition of the operations acquired from Cumberland.

Selling, general and administrative expense increased due to an $8.5 million charge recorded in relation to a customer pricing dispute and $2.7 million related to the UBB tragedy.

Gain on derivative instruments for the first six months of 2010, represents a gain on derivative instruments of $24.0 million ($5.3 million of unrealized gains primarily due to certain contracts identified in the first six months of 2010 that no longer qualified for the NPNS exception that are now accounted for at fair value plus $18.7 million of realized gains due to settlements on existing purchase and sales contracts less a $0.3 million non-performance reserve adjustment).  The first six months of 2009 results included a gain on derivative instruments of $9.2 million ($25.0 million of unrealized gains less $15.8 million of realized losses).  See Note 13 to the Notes to Condensed Consolidated Financial Statements for further discussion.

Interest Income

Interest income decreased for the first six months of 2010, compared to the same period in 2009, as a result of $8.5 million in interest received related to black lung excise tax refunds during the first six months of 2009 and by a significant reduction in interest earned on money market funds during the first six months of 2010, compared to the same period in 2009.

Interest Expense

Interest expense includes $9.8 million and $9.1 million of non-cash interest expense for the amortization of the discount of our 3.25% Notes for the first six months of 2010 and 2009, respectively (see Note 7 to the Notes to Condensed Consolidated Financial Statements for further discussion).

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

Income Taxes

Our effective tax rate is sensitive to changes in estimates of annual pre-tax earnings and percentage depletion. The decrease in the effective tax rate from the first six months of 2009 to the first six months of 2010 is primarily the result of differences in pre-tax income, the impact of percentage depletion and projected changes in deferred taxable and deductible differences. The UBB charges of $128.9 million impacted the 2010 income tax rate with a $41.8 million benefit during the first six months of 2010.  Also impacting the 2010 income tax rate was a $2.6 million charge related to the reduction in the tax benefit available to us as a result of the PPACA signed into law in March 2010. Our income tax benefit during the first six months of 2009 was impacted by a favorable adjustment for interest received from the Internal Revenue Service in connection with the closing of a prior period audit.

Liquidity and Capital Resources

At June 30, 2010, our available liquidity was $594.8 million, comprised of Cash and cash equivalents of $496.2 million and $98.6 million of availability from our asset-based revolving credit facility (“ABL”).  Our total debt-to-book capitalization ratio was 40.3% at June 30, 2010.

Our Debt was comprised of the following:

	June 30, 2010	December 31, 2009
	(In Thousands)
6.875% senior notes due 2013, net of discount
of $2,912 and $3,273, respectively	$757,088	$756,727
3.25% convertible senior notes due 2015, net of discount
of $122,869 and $132,628, respectively	536,194	526,435
6.625% senior notes due 2010	-	21,949
2.25% convertible senior notes due 2024	9,647	9,647
Capital lease obligations	3,560	4,328
Total debt	1,306,489	1,319,086
Amounts due within one year	(3,469)	(23,531)
Total long-term debt	$1,303,020	$1,295,555

 We believe that we are currently in compliance with our debt covenants.

6.625% Notes

During January 2010, we redeemed at par the remaining $21.9 million of our 6.625% senior notes due 2010.

Common Stock Issuance

On March 23, 2010, we completed a registered underwritten public offering of 9,775,000 shares of our Common Stock at a public offering price of $49.75 per share, resulting in proceeds to us of $466.8 million, net of fees.  In April 2010, we used the net proceeds of this offering and 6,519,034 shares of our Common Stock (fair valued at $289.5 million on the day of the acquisition) to fund a portion of the consideration for the acquisition of Cumberland.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for a more complete discussion.

Common Stock Repurchases

During the second quarter of 2010, we repurchased 861,439 shares of Common Stock at an average price of $36.92, for a total cost of $31.8 million.  The Common Stock was repurchased under a stock repurchase program (the “Repurchase Program”) authorized by our Board of Directors on November 14, 2005, authorizing us to repurchase shares of our Common Stock from time to time up to an aggregate amount not to exceed $500 million, as market conditions warrant and existing covenants permit.  Prior to the share repurchased this quarter, we had $420 million available under the 2005 authorization.  All shares repurchased under the program have been recorded as Treasury stock in the Condensed Consolidated Balance Sheet.

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

As of June 30, 2010, there were $76.4 million of letters of credit issued and there were no outstanding borrowings under our ABL.  As of June 30, 2010, we had $98.6 million of availability under our ABL.

Cash Flow

Net cash provided by operating activities was $185.1 million for the six months ended June 30, 2010 compared to $154.4 million for the six months ended June 30, 2009.  Cash provided by operating activities reflects Net income adjusted for non-cash charges and changes in working capital requirements.

Net cash utilized by investing activities was $767.9 million and $139.8 million for the six months ended June 30, 2010 and 2009, respectively.  The cash used in investing activities reflects capital expenditures in the amount of $164.9 million and $179.1 million for the six months ended June 30, 2010 and 2009, respectively.  These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, projects to improve the efficiency of mining operations and for compliance with safety regulations.  The recent acquisition of Cumberland resulted in a net cash outflow of $630.0 million (net of cash acquired of $14.7 million).  Additionally, the six months ended June 30, 2010 and 2009 included $2.7 million and $15.1 million, respectively, of proceeds provided by the sale of assets.  The six months ended June 30, 2010 also includes $9.6 million of proceeds from insurance recoveries.

Net cash provided and (utilized) by financing activities was $413.2 million and $12.1 million for the six months ended June 30, 2010 and 2009, respectively.  Financing activities for the six months ended June 30, 2010 primarily reflects a registered underwritten public equity offering, resulting in proceeds to us of $466.8 million, net of fees, partially offset by the repayment of our 6.625% Notes of $21.9 million.  During the quarter ended June 30, 2010, we repurchased shares of our Common Stock for $31.8 million.  Financing activities for the six months ended June 30, 2010, reflects a payment of $11.3 million for the regular quarterly dividend on shares of Common Stock.

Finally, members exercising stock option during the first six months of 2010 resulted in cash inflows of $11.7 million.

We believe that cash on hand, cash generated from operations and our borrowing capacity will be sufficient to meet our working capital requirements, scheduled debt payments, potential share repurchases and debt repurchases, anticipated dividend payments, expected settlements of outstanding litigation, anticipated capital expenditures and costs related to the UBB tragedy (see Notes 5, 10 and 16 to the Notes to Condensed Consolidated Financial Statements), including any increased premiums for insurance, any claims that may be asserted against us and other expenses that are not covered, in whole or in part, by our insurance policies, and the outcome of the federal and state investigations into the cause of the UBB tragedy, for at least the next twelve months.  Nevertheless, our ability to satisfy our debt service obligations, repurchase shares and debt, pay dividends, pay settlements or judgments in respect of pending litigation, fund planned capital expenditures or pay the costs related to the UBB tragedy, will substantially depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry, debt covenants and financial, business and other factors, some of which are beyond our control.

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

Debt Ratings

Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”) rate our long-term debt. On July 1, 2010, the outlook for our S&P ratings was changed from Stable to Negative. As of July 31, 2010, the outlook for our Moody’s ratings was Stable.

Current Ratings:	Moody's	S&P
6.875% Notes	B2	BB-
3.25% Notes	B2	BB-
2.25% Notes	B2	BB-

A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs, the costs of maintaining certain contractual relationships and future financings.

Certain Trends and Uncertainties

In addition to trends and uncertainties set forth below, please refer to “Certain Trends and Uncertainties” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, of our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, for a discussion of certain trends and uncertainties that may impact our business.

Increased regulatory enforcement as a result of the tragedy at UBB has had and may continue to have a negative impact on our business.

As a result of the April 5, 2010 UBB tragedy, MSHA significantly increased regulatory enforcement in our mines in the second quarter of 2010.  The increased regulatory enforcement significantly impacted our productivity and operating results for the second quarter of 2010.  If MSHA continues to order certain of our mines to be temporarily closed or permanently closes such mines, our ability to meet our customers’ demands could be adversely affected.

We may be required to recognize additional charges in our financial results for losses related to the tragedy at UBB.

As a result of the UBB tragedy on April 5, 2010, we have recognized a charge of $128.9 million, which was reported as part of our financial earnings for the second quarter of 2010.  This charge relates to the benefits being provided to the families of the fallen miners, costs associated with the rescue and recovery efforts, an impairment charge for the write-off of equipment, mine development and longwall panel costs impacted by the tragedy, possible legal and other contingencies.  Given the uncertainty of the outcome of current investigations, including whether we become subject to possible civil penalties or enforcement actions, it is possible that the total costs incurred related to this tragedy could exceed our current estimates.  We continue to evaluate the impact of this event on our business, and these reviews may result in future additional charges and costs, which would adversely affect our business, financial position, results of operations and cash flows.

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

From time to time we use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations. At June 30, 2010, we had $134.6 million of letters of credit outstanding of which $58.2 million was collateralized by $59.4 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks and $76.4 million was issued under our ABL. No claims were outstanding against those letters of credit as of June 30, 2010.

We use surety bonds to secure reclamation, workers’ compensation, wage payments and other miscellaneous obligations. As of June 30, 2010, we had $361.0 million of outstanding surety bonds. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $332.9 million and other miscellaneous obligation bonds of $28.1 million. Outstanding surety bonds of $46.1 million are secured with letters of credit.

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

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended June 30, 2010, are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of our critical accounting estimates and assumptions.

Business Combinations

We account for our business combinations under the acquisition method of accounting.  The total cost of acquisitions is allocated to the underlying identifiable net tangible and intangible assets based on their respective estimated fair values.  Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of acquired companies.  Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist.  As a result of the acquisition of Cumberland during the second quarter of 2010, we recorded Goodwill of $35.2 million in our Condensed Consolidated Balance Sheet as of June 30, 2010.  As purchase accounting is considered preliminary as of the date the Condensed Consolidated Financial Statements were issued the goodwill amount recorded may be adjusted.  We have not allocated goodwill to the appropriate reporting unit(s) for the purpose of impairment testing as of the date the Condensed Consolidated Financial Statements were issued. See Note 2 to the Notes to Condensed Consolidated Financial Statements for more information.

Contingencies

We are parties to a number of legal proceedings, incident to our normal business activities. These matters include contract disputes, personal injury, property damage and employment matters. While we cannot predict the outcome of these proceedings, based on our current estimates, we do not believe that the estimated liability arising from these matters individually or in the aggregate should have a material impact upon our consolidated cash flows, results of operations or financial condition. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to our cash flows, results of operations or financial condition. See Item 1. Legal Proceedings and Note 16 to the Notes to Condensed Consolidated Financial Statements for further discussion on our contingencies.

Insurance Recoveries

Insurance recoveries that are deemed to be probable and reasonably estimable are recognized to the extent of the related loss.  Insurance recoveries which result in gains, including recoveries under business interruption coverage, are recognized only when realized by settlement with the insurers.  The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates.

Workers’ Compensation and Supplemental Benefits

Our operations have workers’ compensation coverage through a combination of either self-insurance, participation in a state run program, or commercial insurance. We accrue for the self-insured liability by recognizing cost when it is probable that the liability has been incurred and the cost can be reasonably estimated. The workers’ compensation benefits offered in response to the UBB tragedy were measured and are being paid from our existing plan. In addition to workers’ compensation, we offered certain supplemental benefits to the families of the fallen miners. To assist in the determination of these estimated liabilities, we utilize the services of third-party administrators who derive claim reserves from historical experience. These third-party administrators provide information to independent actuaries, who after review and consultation with management with regards to actuarial assumptions, including discount rate, prepare an evaluation of the self-insured liabilities. Actual experience in settling these liabilities could differ from these estimates, which could increase our costs. See Note 10 to the Notes to Condensed Consolidated Financial Statements for further discussion on workers’ compensation and supplemental benefits.

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

This accounting standard update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this accounting standard update did not have a material impact on our financial position or results of operations.  See Note 14 to the Notes to Condensed Consolidated Financial Statements for more information on our Fair Value Measurements and Disclosures.

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

Our derivative contracts that do not qualify for NPNS designation give rise to commodity price risk, which represents the potential gain or loss that can be caused by an adverse change in the price of coal. See Note 13 to the Notes to Condensed Consolidated Financial Statements for further discussion of our derivatives. The outstanding purchase and sales contracts at June 30, 2010, that are accounted for as derivative instruments, are summarized as follows:

		Tons
	Price Range	Outstanding	Delivery Period
Purchase Contracts	$56.50 - $66.00	1,050,000	07/01/10 - 12/01/11
Sales Contracts	$56.25 - $127.00	2,106,500	07/01/10 - 12/01/11

As of June 30, 2010, a hypothetical increase of 10% in the forward market price would result in an additional fair value loss recorded for these derivative instruments of $6.8 million.  A hypothetical decrease of 10% in the forward market price would result in a fair value gain recorded for these derivative instruments of $6.8 million.

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

There has been no change in our internal control over financial reporting during the three months ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretative release issued by the Staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004, as revised on September 24, 2007, regarding Securities Exchange Act Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, our management determined that it would exclude the business of Cumberland from the scope of its assessment of changes in internal control over financial reporting for the three months ended June 30, 2010.  The reason for this exclusion is that we acquired Cumberland in April 2010 and it was not possible for management to conduct an assessment of internal control over financial reporting in the period between the date the acquisition was completed and the date of management’s assessment.  Accordingly, management excluded Cumberland from its assessment of changes to internal control over financial reporting during the quarter ended June 30, 2010.  Cumberland will be included in management’s assessment of internal control over financial reporting starting no later than our annual assessment for the fiscal year beginning January 1, 2011.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Derivative Litigations

A number of purported stockholders have brought lawsuits, derivatively on behalf of Massey, in West Virginia and Delaware state courts in connection with the April 5, 2010, tragedy at UBB and related claims.

West Virginia

On April 15, 2010, purported Massey stockholder, Manville Personal Injury Settlement Trust (“Manville”), filed a derivative lawsuit in the Circuit Court of Kanawha County, alleging that certain current and former members of the Board of Directors and Massey officers breached their fiduciary duties by failing to monitor and oversee Massey’s employees, which failure allegedly resulted in the tragedy at UBB (the “Manville Action”).  Manville seeks (1) a declaration that defendants have violated their fiduciary duties to Massey; (2) an award against all defendants for the amount of damages sustained by Massey as a result of any breach of fiduciary duties; and (3) an award to Manville for costs and disbursements of the action.  On June 7, 2010, Manville—now joined by two additional stockholders, the California State Teachers’ Retirement System and Amalgamated Bank, as Trustee for the Longview Collection Investment Funds (together with Manville, the “Manville Plaintiffs”)—amended its complaint, adding additional allegations relating to the defendants’  alleged breaches of fiduciary duties.

On April 21, 2010, purported Massey stockholder, International Union of Operating Engineers Pension Fund of Eastern Pennsylvania and Delaware (“IUOE”), filed a derivative lawsuit in the Circuit Court of Wyoming County, alleging that certain current and former members of the Board of Directors breached their fiduciary duties by failing to monitor and oversee Massey’s employees, which failure allegedly resulted in failures to comply with applicable health, safety and environmental laws and regulations (the “West Virginia IUOE Action”).  IUOE seeks

(1) a declaration that defendants breached their fiduciary duties; (2) compensatory and consequential damages to Massey; and (3) an award to IUOE of fees and expenses incurred in action.  As described below, the West Virginia IUOE Action has been dismissed without prejudice and refiled in Delaware Chancery Court.

On April 22, 2010, purported Massey stockholder, Philip R. Arlia (“Arlia”), filed a derivative lawsuit in the Circuit Court of Raleigh County, alleging that certain current and former members of the Board of Directors and Massey officers breached their fiduciary duties, committed gross mismanagement and abused their abilities to control Massey by (1) failing to monitor and oversee Massey’s employees, which failure allegedly resulted in the tragedy at UBB, fines against Massey for safety-related violations and lawsuits on behalf of injured workers, residents and others; (2) awarding Chairman Blankenship allegedly excessive compensation; (3) making false and misleading statements to Massey’s stockholders; and (4) failing to prevent Chairman Blankenship’s alleged “sharp business practices” (the “Arlia Action”).  Arlia seeks (1) a declaration that defendants have breached and are breaching their fiduciary duties; (2) an award of compensatory and punitive damages; (3) an award to Arlia of costs and disbursements; (4) an injunction compelling the Board of Directors to cause Massey, its executives and managers not to violate applicable safety and environmental laws, rules and regulations; and (5) the appointment of independent corporate monitor for the development and implementation of safety and environmental compliance protocols.  As described below, the Arlia Action has been consolidated with the Manville Action.

On April 23, 2010, purported Massey stockholder, Louisiana Municipal Police Employees Retirement System (“LAMPERS”), filed a derivative lawsuit in the Circuit Court of Wyoming County, alleging that certain current and former members of the Board of Directors and Massey officers breached their fiduciary duties by failing to monitor and oversee Massey’s employees, which failure allegedly resulted in the tragedy at UBB (the “West Virginia LAMPERS Action”).  LAMPERS seeks (1) an award of damages sustained by the Company as a result of defendants’ breaches of fiduciary duties and (2) an award to LAMPERS of the costs and disbursements of the action.  As described below, the West Virginia LAMPERS Action has been dismissed without prejudice and LAMPERS has joined in IUOE’s refiled suit in Delaware Chancery Court.

On April 27, 2010, purported Massey stockholder, Brian Lynch (“Lynch”), filed a derivate lawsuit in the Circuit Court of Raleigh County, alleging that certain current and former members of the Board of Directors and Massey officers breached their fiduciary duties, wasted corporate assets and unjustly enriched themselves by (1) failing to monitor and oversee Massey’s employees, which failure allegedly resulted in the tragedy at UBB and systematic violations of safety and environmental rules and regulations; (2) making false and misleading statements to Massey’s stockholders; and (3) accepting compensation while breaching their fiduciary duties (the “Lynch Action”).  Lynch seeks (1) an award for all damages sustained as a result of defendants’ various alleged breaches of fiduciary duty; (2) an order requiring Chairman Blankenship to step down as Chairman and CEO, directing Massey to separate position of Chairman and CEO and directing Massey to take certain actions to improve its internal controls relating to worker safety; (3) equitable and/or injunctive relief restricting defendants’ assets so as to assure that plaintiff has an effective remedy; (4) disgorgement of all compensation paid by Massey to defendants; and (5) an award of fees, costs and expenses to Lynch.  As described below, the Lynch Action has been consolidated with the Manville Action.

On May 13, 2010, the defendants in the Manville Action (the “Manville Defendants”) filed a Joint Motion to Transfer and Consolidate, requesting that the Circuit Court of Kanawha County transfer the West Virginia IUOE, Arlia, West Virginia LAMPERS and Lynch Actions to the Circuit Court of Kanawha County and consolidate all five actions before it for all purposes. On June 24, 2010, the Circuit Court of Wyoming County ordered that the West Virginia IUOE and West Virginia LAMPERS Actions be dismissed without prejudice, at the request of IUOE and LAMPERS, respectively.  On July 1, 2010, the Circuit Court of Kanawha County granted the Manville Defendants’ Joint Motion to Transfer and Consolidate and ordered that the Arlia and Lynch Actions be transferred to the Circuit Court of Kanawha County and consolidated with the Manville Action for all purposes.  The court’s order did not merge the suits into a single case and, therefore, although the Arlia and Lynch Actions are consolidated with the Manville Action, Arlia and Lynch continue to assert their claims independently.

On July 2, 2010, the Manville Defendants filed a Joint Motion to Stay, requesting that the Circuit Court of Kanawha County stay the consolidated actions pending resolution of a stockholder derivative action brought by the New Jersey Building Laborers Pension Fund (“NJBL”) in the Court of Chancery of the State of Delaware, described below.

On July 19, 2010, the Manville Defendants filed Joint Motions to Dismiss the Manville Action on the grounds that the Manville Plaintiffs did not make a pre-suit demand on the Board of Directors or allege with particularity why such demand was excused and because the Manville Plaintiffs failed to state a claim upon which relief could be granted.  The Manville Defendants’ Joint Motion to Stay and Joint Motions to Dismiss are pending before the Circuit Court of Kanawha County.

Delaware

On April 23, 2010, purported stockholder, NJBL, filed a derivative lawsuit in the Chancery Court, alleging that certain current and former members of the Board of Directors breached their fiduciary duties by failing to monitor and oversee Massey’s employees, which failure allegedly resulted in approximately $43 million in fines over the past five years and in the tragedy at UBB (the “NJBL Action”).  NJBL seeks (1) an award of damages against each defendant for restitution, compensatory, punitive and exemplary damages; (2) removal of Chairman Blankenship from office; and (3) an award to NJBL for its costs and disbursements and reasonable allowances for fees.  On July 7, 2010, NJBL amended its complaint, adding additional allegations relating to the defendants’ alleged breaches of fiduciary duty.

On June 24, 2010, purported stockholder, IUOE, refiled the West Virginia IUOE Action, which it had dismissed without prejudice, in the Chancery Court (the “Delaware IUOE Action”).  The refiled action was similar substantively to the West Virginia IUOE Action.  On July 7, 2001, IUOE—now joined by LAMPERS—amended its complaint, adding additional allegations relating to the defendants’ alleged breaches of fiduciary duties.  The amended complaint seeks (1) an award against defendants for restitution and/or compensatory damages in favor of Massey; (2) removal of Chairman Blankenship from office; and (3) an award to IUOE and LAMPERS of their costs, disbursements and reasonable allowances for fees for counsel and experts.

On June 29, 2010, purported stockholder, Sandy Taylor (“Taylor”), filed a derivative lawsuit in the Chancery Court (the “Taylor Action”), alleging that certain current and former members of the Board of Directors and officers breached their fiduciary duties and wasted corporate assets by failing to monitor and oversee Massey’s employees, which failure allegedly resulted in the tragedy at UBB.  Taylor seeks (1) a declaration that defendants breached their fiduciary duties; (2) compensatory and consequential damages to Massey; (3) an award to Taylor for the costs and disbursements of the action; (4) an order directing Massey to take all necessary actions to reform and improve its corporate governance and internal procedures with respect to its mining operations; and (5) an order directing Massey to take all necessary actions to ensure that reasonably suitable safety systems are in force at all Massey mines.

On July 2, 2010, Taylor filed a Motion for Consolidation and Appointment of Lead Plaintiff and Lead Counsel, requesting that the court consolidate the Taylor, Delaware IUOE and NJBL Actions and all related subsequent actions; appoint Taylor as lead plaintiff for all actions and appoint Taylor’s counsel as lead counsel and liaison counsel, respectively. On July 15, 2010, NJBL, IUOE and LAMPERS jointly filed a Motion for Consolidation, Appointment as Lead Plaintiffs and Appointment of Co-Lead Counsel, requesting that the court consolidate the NJBL, Delaware IUOE and Taylor Actions; appoint NJBL, IUOE and LAMPERS as co-lead plaintiffs; and approve NJBL, IUOE and LAMPERS’ counsel as co-lead counsel.  Taylor’s and NJBL, IUOE and LAMPERS’ respective Motions for Consolidation are pending before the Chancery Court.

On July 22, 2010, purported stockholder, Helene Hutt (“Hutt”), filed a derivative lawsuit in the Chancery Court (the “Hutt Action”), alleging that certain current and former members of the Board of Directors and officers breached their fiduciary duties by failing to monitor and oversee Massey’s employees, which failure allegedly resulted in the tragedy at UBB.  Hutt seeks (1) an award in favor of Massey for the amount of damages sustained by it as a result of defendants’ alleged breaches of their fiduciary duties; (2) removal of Chairman Blankenship from office; (3) equitable and/or injunctive relief restricting the proceeds of defendants’ trading activities or their other assets to assure that Hutt has an effective remedy; (3) disgorgement of all profits, benefits, and other compensation obtained by defendants; and (4) an award to Hutt of the costs and disbursements of the action, including reasonable attorneys’ fees. On July 29, 2010, Hutt filed a Motion for Appointment of Lead Plaintiff, Lead Counsel and Liaison Counsel, requesting that the court appoint Hutt as lead plaintiff and appoint her counsel as co-lead counsel and as

Delaware liaison counsel for all plaintiffs.  In her motion, Hutt stated that she did not oppose the motions for consolidation filed by Taylor and NJBL, IUOE and LAMPERS.

We and the Defendants have insurance coverage applicable to these matters.  We believe these matters will be resolved without a material adverse impact on our cash flows, results of operations or financial condition.

Federal Class Actions

There are presently two purported class actions brought in connection with alleged violations of the Federal securities laws pending in the United States District Court for the Southern District of West Virginia.

On April 29, 2010, Macomb County Employees’ Retirement System (“Macomb”) filed a purported class action, alleging violations of Section 10(b) of the Exchange Act by certain Massey officers and Section 20(a) of the Exchange Act by these same officers, as well as certain current and former directors in connection with allegedly false and misleading statements regarding Massey’s safety record (the “Macomb Action”).  Macomb seeks (1) an award of damages to Macomb and the members of the purported class and (2) an award to Macomb of reasonable costs and attorneys’ fees.

On May 28, 2010, the Firefighters’ Retirement System of Louisiana (“Firefighters”) brought a purported class action, alleging substantially similar violations as Macomb, against the same defendants, as well as another director and officer (the “Firefighters Action”).  Firefighters seeks (1) an award of damages to Firefighters and the members of the purported class and (2) an award to Firefighters of reasonable costs and attorneys’ fees.

On June 28, 2010, four purported class members (the Massachusetts Pension Reserves Investment Trust, the MEE Investor Group (a group of three individual stockholders), David Wagner and the Wayne County Employees’ Retirement System) filed separate motions requesting that the court consolidate the Macomb and Firefighters Actions, appoint each purported class member as lead plaintiff and approve each purported class member’s choice of lead counsel.  The MEE Investor Group subsequently withdrew its motion.  The Wayne County Employees’ Retirement System subsequently filed notice stating that it supported the Massachusetts Pension Reserves Investment Trust’s motion, and the court thereafter denied the Wayne County Employees’ Retirement System’s motion as moot.  David Wagner’s and the Massachusetts Pension Reserves Investment Trust’s Motions for Consolidation are pending before the court.

We and the Defendants have insurance coverage applicable to these matters.  We believe these matters will be resolved without a material adverse impact on our cash flows, results of operations or financial condition.

Contempt Proceeding

On July 2, 2007, Manville, the same stockholder-plaintiff that initiated the Manville Action described above, filed a complaint in the Circuit Court of Kanawha County, West Virginia alleging that Massey’s Board of Directors and certain of its officers had breached their fiduciary duties by consciously failing to cause Massey’s employees to comply with certain environmental and worker-safety laws and regulations.  On May 20, 2008, the parties executed a Stipulation of Settlement (“Stipulation”), which provided for a broad release of all claims that were or could have been asserted derivatively on behalf of Massey in exchange for, among other things, an agreement that the Board of Directors “shall make a Corporate Social Responsibility report to its stockholders on an annual basis that shall include, among other things, a report on the Company’s environmental and worker safety compliance”.  On June 30, 2008, the Court approved the Stipulation and dismissed Manville’s claims with prejudice (the “Order”). On April 16, 2010, Manville filed an application in the Circuit Court of Kanawha County, West Virginia requesting that the court initiate civil contempt proceedings against the current members of the Board of Directors in connection with alleged violations of the Order.  Specifically, Manville alleges that the 2009 CSR Report did not contain a sufficient “report on . . . worker safety compliance”.  Manville also requested expedited discovery to determine whether other violations of the Order have occurred.  On April 22, 2010, the court issued an order for a rule to show cause, initiating the contempt proceedings.  On July 13, 2010, the court stayed discovery and set a conference date of August 20, 2010, and further ordered that a response to Manville’s application be filed by July 23, 2010.  On July 23, 2010, defendants filed a response to Manville’s application.  On August 3, 2010, Manville filed a reply to defendants’ response to Manville’s application.

Material developments in legal proceedings affecting us, as previously described in Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2009, and in subsequently filed interim reports, as they relate to the fiscal quarter ended June 30, 2010, are set forth in Note 16, “Contingencies,” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

We and the Defendants have insurance coverage applicable to these matters.  We believe these matters will be resolved without a material adverse impact on our cash flows, results of operations or financial condition.

Other Legal Proceedings

We are parties to a number of other legal proceedings, incident to our normal business activities.  These include, for example, contract disputes, personal injury claims, property damage claims and employment matters. While we cannot predict the outcome of any of these proceedings, based on our current estimates we do not believe that any liability arising from these matters individually or in the aggregate should have a material adverse impact upon our consolidated cash flows, results of operations or financial condition.  It is possible, however, that the ultimate liabilities in the future with respect to these lawsuits and claims, in the aggregate, may be materially adverse to our cash flows, results of operations or financial condition.

We strive to maintain compliance with all applicable laws at all times.  However, we receive citations, orders and notices of violation from MSHA and other regulatory agencies on a frequent basis. When this occurs, we attempt to promptly abate the condition cited, whether or not we agree as to whether the condition constitutes a violation. Additionally, we either pay the assessed penalties, or if we dispute the alleged facts behind the violation or the amount of the penalty relative to the violation, we contest the matter. While these matters have not previously resulted in a material adverse impact on our cash flows, results of operations or financial condition, they could in the future have such an impact.  In addition, if one or more of our operations is placed on a pattern of violations by the regulatory authorities, such designation and the enhanced enforcement regime that accompanies such designation could have a material adverse effect on our cash flows, results of operations or financial condition.

We are not satisfied with the number of citations, orders and notices of violation we have received from MSHA and other regulatory agencies. With a great sense of urgency, we are renewing our efforts and commitment to significantly reduce the number of infractions received from MSHA and other regulatory agencies.

 Item 1A. Risk Factors

We are subject to a variety of risks, including, but not limited to those referenced under the heading “Certain Trends and Uncertainties” of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and those referenced herein to other Items contained in our Annual Report on Form 10-K for the year ended December 31, 2009, including Item 1. Business, under the headings “Customers and Coal Contracts,” “Competition,” and “Environmental, Safety and Health Laws and Regulations,” Item 1A. Risk Factors, Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “Critical Accounting Estimates and Assumptions,” “Certain Trends and Uncertainties” and elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Except as set forth under “Certain Trends and Uncertainties” and elsewhere under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, we do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 as supplemented by Item 1A. of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about shares of Common Stock that were purchased during the second quarter of 2010.

Total Number of
			Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that May
	Total Number of	Average Price	Announced Plans	Yet Be Purchased
Period	Shares Purchased	Paid per Share	or Programs (1)	Under the Plan

April 1 through April 30	-	-	-	-
May 1 through May 31	861,439	$36.92	861,439	11,965,078	(2)
June 1 through June 30	-	-	-	-
Total	861,439		861,439	11,965,078

(1)  We maintain a share repurchase program, which was authorized by the Board of Directors and announced on November 14, 2005 that provides we may repurchase shares of Common Stock for an aggregate amount not to exceed $500 million. The Repurchase Program does not require us to acquire any specific number of shares, may be terminated at any time and has no expiration date.

(2)  Calculated using the $388 million that may yet be purchased under the Repurchase Program and a price per share of $32.45, the closing price of Common Stock as reported on the New York Stock Exchange on August 5, 2010.

Item 5. Other Information

Dodd-Frank Act Disclosure of Mine Safety and Health Administration Safety Data

We are committed to providing a safe workplace for all of our employees.  Our company has in place health and safety programs that include extensive employee training, accident prevention, workplace inspection, emergency response, accident investigation, regulatory compliance and program auditing. The objectives of our health and safety programs are to eliminate workplace incidents, comply with all mining-related regulations and provide support for both regulators and the industry to improve mine safety.  We believe our company has a well-developed process of training, mentoring, monitoring, reduction of risk through safety innovation, and recognition of safety excellence.

The operation of our mines is subject to regulation by the MSHA under the Federal Mine Safety and Health Act of 1977 (the “FMSH Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the FMSH Act. We present information below regarding certain mining safety and health citations which MSHA has issued with respect to our coal mining operations. In evaluating this information, consideration should be given to factors such as: (i) the number of citations and orders will vary depending on the size of the coal mine, (ii) the number of citations issued will vary from inspector to inspector and mine to mine, and (iii) citations and orders can be contested and appealed, and in that process, are often reduced in severity and amount, and are sometimes dismissed.

As required by the reporting requirements regarding coal mine safety included in §1503(a)(1) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the table below presents the following information for the three months ended June 30, 2010, except for pending legal actions, which are as of June 30, 2010, for each coal mine of which the Company or a subsidiary of the Company is an operator:

(a)
The total number of FMSH Act section 104 significant and substantial citations (i.e. there exists a reasonable likelihood that the hazard contributed to will result in an injury or illness of a reasonably serious nature) received, which are for alleged violations of a mining safety standard or regulation where there exists a reasonable likelihood that the hazard could result in an injury or illness of a reasonably serious nature;

(b)
The total number of FMSH Act section 104(b) orders received, which are for an alleged failure to totally abate (i.e. orders issued when conditions cited pursuant to section 104(a) have not been totally abated within the period of time set by MSHA) the subject matter of a FMSH Act section 104(a) citation within the period specified in the citation;

(c)
The total number of FMSH Act section 104(d) citations and orders received, which are for an alleged unwarrantable failure (i.e. aggravated conduct constituting more than ordinary negligence) to comply with a mining safety standard or regulation;

(d)
The total number of flagrant violations (i.e. reckless or repeated failure to make reasonable efforts to eliminate a known violation of a mandatory health or safety standard that substantially and proximately caused, or reasonably could have been expected to cause, death or serious bodily injury) under §110(b)(2) of the FMSH Act received;

(e)
The total number of imminent danger orders (i.e. the existence of any condition or practice in a coal or other mine which could reasonably be expected to cause death or serious physical harm before such condition or practice can be abated) issued under §107(a) of the FMSH Act;

(f)	The total dollar value of proposed assessments from MSHA under the FMSH Act;

(g)	The total number of mining-related fatalities; and

(h)
The total number of pending legal actions before the Federal Mine Safety and Health Review Commission as required by §1503(a)(3) of the Dodd-Frank Act; see Exhibit 99.1 for a complete listing of pending legal actions for each coal mine of which we or a subsidiary of ours is an operator.

Mine	(a) #	(b) #	(c) #	(d) #	(e) #	( f ) $	(g) #	(h) #
#1 Prep Plant (Sidney)	8	-	-	-	-	$ 4,813	-	8
Alex Energy Inc.	-	-	-	-	-	$ -	-	1
Alex Energy Loadout	2	-	-	-	-	$ 632	-	-
Allegiance Mine	16	-	3	-	-	$ 108,156	-	19
Allen Powellton Mine	3	-	-	-	-	$ 22,217	-	7
Alloy Powellton	21	-	2	-	-	$ 87,698	-	-
Alloy Prep Plant #1	1	-	-	-	-	$ 1,195	-	-
Aracoma Alma Mine #1	35	2	10	-	-	$ 168,371	-	4
Beetree Surface Mine	1	-	-	-	-	$ 343	-	-
Bent Branch Energy Co Mine No 1	-	-	-	-	-	$ -	-	1
Black Castle Mining Co	8	-	-	-	-	$ 55,425	-	7
Black King I North Portal	18	-	9	-	-	$ 215,228	-	11
Black Knight II	6	-	1	-	-	$ 32,818	-	14
Blue Pennant Transfer	-	-	-	-	-	$ -	-	1
Brushy Eagle	6	-	-	-	-	$ 22,572	-	9
Camp Branch Mine	-	-	1	-	-	$ 1,243	-	7
Castle East Portal	1	-	-	-	-	$ 1,449	-	5
Castle Mine	3	-	-	-	-	$ 25,139	-	13
Cedar Grove #2 Mine	2	-	-	-	-	$ 504	-	-
Chess Processing	-	-	-	-	-	$ -	-	4
Chesterfield Prep Plant	7	-	-	-	-	$ 2,611	-	6
Coal Creek Prep Plant	7	-	-	-	-	$ 6,208	-	-
Cook Mine	10	-	7	-	-	$ 29,432	-	-
Coon Cedar Grove Mine	-	-	-	-	-	$ 112	-	8
Delbarton Preparation Plant	2	-	-	-	-	$ 3,134	-	5
Derby Wilson Mine	3	-	-	-	-	$ 585	-	-
Diamond Energy	33	-	2	-	-	$ 75,504	-	15
Edwight Surface Mine	2	-	-	-	-	$ 6,574	-	3
Elk Run Contractor	-	-	-	-	-	$ -	-	1
Emily Creek Energy	-	-	-	-	-	$ -	-	1
Four Mile Deep Mine	-	-	-	-	-	$ 112	-	-
Fraley Branch Surface Mine	1	-	-	-	-	$ 847	-	7
Freeze Fork Surface Mine	-	-	-	-	-	$ -	-	11
Goals Preparation Plant	-	-	-	-	-	$ 982	-	-
Grassy Creek No 1	14	-	-	-	-	$ 44,311	-	13
Green Valley Trucking	-	-	-	-	-	$ -	-	1
Hatfield Energy Mine	5	-	-	-	-	$ 22,719	-	2
Hernshaw Mine	5	-	1	-	-	$ 11,925	-	-
Highland Coal Handling Facility	-	-	-	-	-	$ 336	-	3
Homer III Processing	1	-	-	-	-	$ 420	-	2
Hominy Creek Mine	1	-	-	-	-	$ 2,074	-	2
Horse Creek Eagle	15	-	-	-	-	$ 25,342	-	9
Hunter Peerless Mine	9	-	-	-	-	$ 5,456	-	2
Hurricane Branch Strip #1	1	-	-	-	-	$ 1,122	-	-
Jerry Fork Eagle	1	-	-	-	-	$ 4,024	-	12
Justice #1	41	2	6	-	-	$ 171,412	-	21
Kepler Sewell Mine #1	1	-	-	-	-	$ 308	-	-
Laurel Coalburg Tunnel Mine	6	-	-	-	-	$ 55,003	-	1
Laurel Creek/Spirit Mine	-	-	-	-	-	$ -	-	2
Liberty Processing	16	-	5	-	-	$ 153,020	-	5
Long Fork Preparation Plant	9	-	7	-	-	$ 11,162	-	12
Long Pole Energy Mine	4	-	-	-	-	$ 1,702	-	1

Mine	(a) #	(b) #	(c) #	(d) #	(e) #	( f ) $	(g) #	(h) #
Looney Creek Marker Mine	22	-	-	-	-	$ 10,753	-	-
Looney Creek Taggart Mine	6	-	-	-	-	$ 9,144	-	-
Love Branch Mine	1	-	-	-	-	$ 667	-	20
Love Branch South	2	-	-	-	-	$ 3,312	-	2
Low Splint A Mine	6	-	-	-	-	$ 7,227	-	-
Mammoth #2 Gas	5	-	-	-	-	$ 15,168	-	6
Mammoth Coal Processing Pl & Riv Tipple	1	1	-	-	-	$ 4,606	-	-
Marfork Processing	6	-	-	-	-	$ 11,164	-	4
Marsh Fork Mine	15	1	3	-	-	$ 100,441	-	9
Camp Branch Mine	1	-	-	-	-	$ 1,741	-	-
Mine #1 (Cave Spur)	1	-	-	-	-	$ 317	-	-
Mine #1 (Clean Energy)	5	-	2	-	-	$ 14,867	-	34
Mine #1 (Freedom Energy)	53	-	19	-	1	$ 465,654	-	60
Mine #1 (Rockhouse Energy)	24	-	-	-	-	$ 68,005	-	34
Mine #1 (Solid Energy)	8	-	-	-	-	$ 14,610	-	14
Mine No 1 (Bluff Spur)	7	-	-	-	-	$ 14,730	-	-
Mine No. 1 (Cloverlick Coal)	19	-	-	-	-	$ 18,002	-	-
Mine No. 1 (Osaka Mining)	17	-	-	-	-	$ 51,085	-	1
Mine No. 1 (Panther Mining)	13	-	-	-	-	$ 12,785	-	6
Mine No 1 (Stillhouse Mining)	15	-	-	-	-	$ 5,352	-	1
Mine No 2 (Big Laurel Mining)	15	2	5	-	-	$ 15,160	-	8
Mine No 2 (Stillhouse Mining)	15	-	-	-	-	$ 7,766	-	-
Mine No. 3 (Cloverlick Coal)	-	-	-	-	-	$ 290	-	-
Mine No. 3 (Mill Branch Coal)	1	-	-	-	-	$ 117	-	-
Mine No. 4 (Dorchester)	17	-	2	-	-	$ 42,551	-	3
Mine No 4 (Guest Mountain)	5	-	-	-	-	$ 9,157	-	-
Mine No 4 (North Fork)	28	-	-	-	-	$ 21,844	-	10
Mine No 5 (Guest Mountain)	13	-	-	-	-	$ 5,364	-	2
Mine No 5 (North Fork)	5	-	-	-	-	$ 5,473	-	-
MTR Surface Mine	-	-	-	-	-	$ 1,476	-	2
MTR Wolf Creek Mine	10	-	-	-	-	$ 3,964	-	-
New Ridge Mining Company	13	-	3	-	-	$ 6,802	-	1
No 1 (M3 Energy)	11	-	-	-	-	$ 81,255	-	18
No. 1 (Process Energy)	14	-	1	-	-	$ 24,199	-	16
No 1 Preparation Plant (Green Valley)	-	-	-	-	-	$ 112	-	-
No 1 Surface (Alex Energy)	4	1	4	-	-	$ 65,935	-	8
No 6 (Aracoma)	4	-	-	-	-	$ 3,280	-	-
No 130 Mine	-	-	-	-	-	$ 621	-	10
North Surface Mine	10	-	-	-	-	$ 16,529	-	4
Parker Peerless Mine	8	-	-	-	-	$ 26,829	-	10
Phillips Rider No. 1 Mine	-	-	-	-	-	$ 100	-	-
Plant No 1 (Pigeon Creek)	-	-	-	-	-	$ 200	-	-
Pocahontas Mine	33	1	7	-	-	$ 53,230	1	-
Power Mountain Processing	11	-	2	-	-	$ 11,581	-	1
Preparation Plant (Goals)	-	-	-	-	-	$ -	-	1
Preparation Plant (Martin County)	-	-	-	-	-	$ 112	-	1
Preparation Plant (Stirrat)	10	-	-	-	-	$ 13,685	-	4
Randolph Mine	58	-	12	-	-	$ 203,833	-	22
Red Cedar Surface Mine	-	-	-	-	-	$ -	-	3
Republic Energy	3	-	-	-	-	$ 5,804	-	3
Right Fork Splint	1	-	-	-	-	$ 1,897	-	1
River Fork Powellton #1	-	-	-	-	-	$ -	-	2
Road Fork #51 Mine	30	-	16	-	1	$ 244,761	-	13
Roundbottom Powellton Deep Mine	10	-	-	-	-	$ 33,961	-	14

Mine	(a) #	(b) #	(c) #	(d) #	(e) #	( f ) $	(g) #	(h) #
Ruby Enery	49	2	5	-	-	$ 463,073	1	30
Rum Creek Preparation Plant	-	-	-	-	-	$ 112	-	11
Seng Creek Powellton	7	2	-	-	-	$ 28,848	-	3
Shadrick 5 Block	2	-	-	-	-	$ 8,364	-	2
Sidney Coal Company Inc.	-	-	-	-	-	$ -	-	1
Sidney Trucking	-	-	-	-	-	$ -	-	1
Slabcamp	1	-	-	-	-	$ 6,019	-	2
Slip Ridge Cedar Grove Mine	14	-	-	-	-	$ 46,653	-	16
Superior Surface Mine	-	-	-	-	-	$ -	-	7
Taylor Fork Energy	13	-	2	-	-	$ 56,714	-	20
Tiller No 1	33	-	3	-	-	$ 101,061	-	28
Tower Mountain	-	-	-	-	-	$ -	-	5
Trace Fork Surface Mine	-	-	-	-	-	$ 336	-	-
Triumph Mine	39	-	6	-	-	$ 469,404	-	5
Twilight Mtr Surface Mine	4	-	-	-	-	$ 7,770	-	-
Upper Big Branch Mine-South	11	-	1	-	-	$ 84,321	29	48
Upper Big Branch Raw Coal Facility	-	-	-	-	-	$ -	-	1
Voyager #7	17	-	2	-	-	$ 101,756	-	2
West Cazy Surface Mine	-	-	-	-	-	$ -	-	2
White Buck No. 2	2	-	1	-	1	$ 14,333	-	3
White Cabin #7	2	-	-	-	-	$ 2,061	-	1
White Queen	-	-	-	-	-	$ 112	-	5
Winifrede #1 Mine	-	-	-	-	-	$ -	-	2

In addition, as required by the reporting requirements regarding coal mine safety included in §1503(a)(2) of the Dodd-Frank Act, the following is a list for the three months ended June 30, 2010, of each coal mine of which we or a subsidiary of ours is an operator, that has received written notice from MSHA of:

(a)
a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under §104(e) of the FMSH Act:

None; or

(b)	the potential to have such a pattern:

 Tiller No. 1 Mine (Knox Creek)

Item 6. Exhibits

3.1	Amended and Restated Bylaws (as amended and restated as of May 18, 2010) of Massey Energy Company [filed as Exhibit 3.1 to the Company’s Form 8-K filed on May 21, 2010 and incorporated by reference].
4.1
Fifth Supplemental Indenture, dated April 30, 2010, by and among Massey Energy Company, subsidiaries of Massey Energy Company as Guarantors, and Wilmington Trust Company, as Trustee, supplementing that certain Senior Indenture dated May 29, 2003 in connection with the Company’s 2.25% convertible senior notes [filed herewith].

4.2
Third Supplemental Indenture, dated April 30, 2010, by and among Massey Energy Company, subsidiaries of Massey Energy Company as Guarantors, and Wilmington Trust Company, as Trustee, supplementing that certain Senior Indenture dated November 10, 2003 in connection with the Company’s 6.875% senior notes [filed herewith].

4.3
Fourth Supplemental Indenture, dated as of April 30, 2010,  by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, supplementing that certain Senior Indenture dated August 12, 2008 in connection with the Company’s 3.25 % convertible senior notes [filed herewith].

4.4
Sixth Supplemental Indenture, dated June 29, 2010, by and among Massey Energy Company, subsidiaries of Massey Energy Company as Guarantors, and Wilmington Trust Company, as Trustee, supplementing that certain Senior Indenture dated May 29, 2003 in connection with the Company’s 2.25% convertible senior notes [filed herewith].

4.5
Fourth Supplemental Indenture, dated June 29, 2010, by and among Massey Energy Company, subsidiaries of Massey Energy Company as Guarantors, and Wilmington Trust Company, as Trustee, supplementing that certain Senior Indenture dated November 10, 2003 in connection with the Company’s 6.875% senior notes [filed herewith].

4.6
Fifth Supplemental Indenture, dated as of June 29, 2010,  by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, supplementing that certain Senior Indenture dated August 12, 2008 in connection with the Company’s 3.25 % convertible senior notes [filed herewith].

10.1
Amendment to the Employment and change in Control Agreement with Baxter Phillips. Jr., dated May 18, 2010 [filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 21, 2010 and incorporated by reference].

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [filed herewith].
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [filed herewith].
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [furnished herewith].
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [furnished herewith].
99.1	Pending legal actions before the Federal Mine Safety and Health Review Commission for each coal mine of which Massey Energy Company or a subsidiary of Massey Energy Company is an operator as required by §1503(a)(3) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2010, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2010 and 2009 and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY
(Registrant)

Date: August 9, 2010	/s/ Eric B. Tolbert
Eric B. Tolbert,
Vice President and Chief Financial Officer

Date: August 9, 2010	/s/ David W. Owings
David W. Owings,
Controller