Form 10-Q
period 2010-09-30
MASSEY ENERGY CO
filed 2010-11-08
CIK 37748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 27, 2010, there were 102,124,340 shares of common stock, $0.625 par value (“Common Stock”), outstanding.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2010

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Produced coal revenue	$703,652	$535,531	$1,968,514	$1,819,777
Freight and handling revenue	65,405	52,523	201,159	171,253
Purchased coal revenue	28,824	14,570	70,405	43,741
Other revenue	12,283	38,936	68,873	72,504
Total revenues	810,164	641,560	2,308,951	2,107,275

Costs and expenses
Cost of produced coal revenue	630,456	431,697	1,749,822	1,462,263
Freight and handling costs	65,405	52,523	201,159	171,253
Cost of purchased coal revenue	26,116	18,366	65,202	39,061
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	76,839	66,105	273,962	204,524
Selling, general and administrative	15,725	164	31,969	2,025
Selling, general and administrative	23,153	21,549	75,788	63,420
Other expense	718	608	7,311	1,970
Loss (Gain) on derivative instruments	2,209	4,765	(21,795)	(4,479)
Total costs and expenses	840,621	595,777	2,383,418	1,940,037

(Loss) Income before interest and taxes	(30,457)	45,783	(74,467)	167,238

Interest income	298	590	2,046	12,274
Interest expense	(25,779)	(25,493)	(76,225)	(76,182)
Gain on short-term investment	882	-	4,662	-
(Loss) Income before taxes	(55,056)	20,880	(143,984)	103,330

Income tax benefit (expense)	13,632	(4,422)	47,472	(23,254)

Net (loss) income	$(41,424)	$16,458	$(96,512)	$80,076

Net (loss) income per share
Basic	$(0.41)	$0.19	$(1.00)	$0.94
Diluted	$(0.41)	$0.19	$(1.00)	$0.94

Shares used to calculate Net (loss) income per share
Basic	101,581	84,930	96,127	84,887
Diluted	101,581	85,662	96,127	85,371

Dividends per share	$0.06	$0.06	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
UNAUDITED

	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$476,954	$665,762
Short-term investment	-	10,864
Trade and other accounts receivable, less allowance of $998 and
$1,303, respectively	289,527	121,577
Inventories	265,686	269,826
Income taxes receivable	14,286	10,546
Other current assets	173,910	235,990
Total current assets	1,220,363	1,314,565

Property, plant and equipment, net	3,181,312	2,344,770
Intangible assets, net	134,010	-
Goodwill	33,134	-
Other noncurrent assets	132,410	140,336
Total assets	$4,701,229	$3,799,671

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable, principally trade and bank overdrafts	$227,978	$164,979
Short-term debt	3,077	23,531
Payroll and employee benefits	71,014	63,590
Other current liabilities	290,855	192,835
Total current liabilities	592,924	444,935
Noncurrent liabilities
Long-term debt	1,308,198	1,295,555
Deferred income taxes	258,605	209,230
Pension obligation	47,010	55,610
Other noncurrent liabilities	603,456	538,058
Total noncurrent liabilities	2,217,269	2,098,453
Total liabilities	2,810,193	2,543,388
Shareholders’ equity
Capital stock
Preferred – authorized 20,000,000 shares without par value; none issued	-	-
Common – authorized 150,000,000 shares of $0.625 par value; issued
102,978,852 and 86,213,582 shares, respectively	64,357	53,868
Treasury stock, 861,439 shares at cost	(31,822)	-
Additional capital	1,334,679	568,995
Retained earnings	602,221	716,089
Accumulated other comprehensive loss	(78,399)	(82,669)
Total shareholders’ equity	1,891,036	1,256,283
Total liabilities and shareholders’ equity	$4,701,229	$3,799,671

See Notes to Condensed Consolidated Financial Statements

MASSEY ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
UNAUDITED
	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(96,512)	$80,076
Adjustments to reconcile Net (loss) income to Cash provided by operating activities:
Depreciation, depletion and amortization	242,353	206,549
Impairment of Upper Big Branch assets	63,577	-
Share-based compensation expense	7,371	9,651
Amortization of bond discount	15,322	14,407
Deferred income taxes	(46,219)	10,122
Gain on disposal of assets	(3,284)	(12,017)
Gain on reserve exchange	(6,879)	(24,922)
Reserve on note receivable	4,953	-
Gain on insurance recoveries	(5,810)	-
Net gains in fair value of derivative instruments	(5,363)	(22,598)
Asset retirement obligations accretion	13,121	10,515
Gain on short-term investment	(4,662)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(118,943)	49,319
Decrease in inventories	16,082	3,339
Decrease (increase) in other current assets	57,537	(57,537)
Increase in other assets	(14,905)	(1,068)
Increase (decrease) in accounts payable and bank overdrafts	38,215	(75,545)
(Decrease) increase in accrued income taxes	(2,001)	8,110
Increase in other accrued liabilities	73,336	3,020
Increase in other noncurrent liabilities	43,585	17,980
Increase in pension obligation	2,129	16,140
Asset retirement obligations payments	(4,941)	(3,431)
Cash provided by operating activities	268,062	232,110

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(278,523)	(222,970)
Purchase of acquired company, net of cash acquired	(629,977)	-
Proceeds from redemption of Short-term investment	15,526	24,262
Proceeds from sale of assets	3,041	15,704
Proceeds from insurance recovery	9,605	-
Cash utilized by investing activities	(880,328)	(183,004)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	466,707	-
Repurchases of common stock	(31,822)	-
Repayments of capital lease obligations	(1,184)	(2,175)
Repayments of 6.625% senior notes	(21,949)	-
Redemption of 4.75% convertible senior notes	-	(70)
Proceeds from sale-leaseback transactions	16,477	-
Cash dividends paid	(17,356)	(15,283)
Proceeds from stock options exercised	11,960	1,190
Income tax benefit from stock option exercises	625	227
Cash provided (utilized) by financing activities	423,458	(16,111)
(Decrease) increase in cash and cash equivalents	(188,808)	32,995
Cash and cash equivalents at beginning of period	665,762	606,997
Cash and cash equivalents at end of period	$476,954	$639,992
See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

(1)   Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States (“GAAP”) and, therefore, should be read in conjunction with the Annual Report on Form 10-K of Massey Energy Company (“we,” “our,” “us” or the “Company”) for the year ended December 31, 2009.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the quarterly period ended September 30, 2010 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2010.

The Condensed Consolidated Financial Statements included herein are unaudited; however, the financial statements contain all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary to present fairly our consolidated financial position at September 30, 2010, our consolidated results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009, in conformity with GAAP.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of acquired companies.  Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist.  As a result of the acquisition of Cumberland Resources Corporation and certain affiliated companies (“Cumberland”) during the second quarter of 2010, we recorded Goodwill in our Condensed Consolidated Balance Sheet.  As purchase accounting is considered preliminary as of the date the Condensed Consolidated Financial Statements were issued, the goodwill amount recorded may be adjusted.  We have not allocated goodwill to the appropriate reporting unit(s) for the purpose of impairment testing as of the date the Condensed Consolidated Financial Statements were issued. See Note 2 to the Notes to Condensed Consolidated Financial Statements for more information.

Asset Impairment and Disposal of Long-Lived Assets

Long-lived assets, such as property, equipment, mine development costs, owned and leased mineral rights longwall panel costs and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated fair value.  The fair value is determined using the estimated undiscounted cash flows expected to be generated by the assets along with, where appropriate, market inputs.  The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes are appropriate in the circumstances although it is reasonably possible that actual performance will differ from these assumptions.  If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.  See Note 5 to the Notes to Condensed Consolidated Financial Statements for more information.

Insurance Recoveries

Insurance recoveries that are deemed to be probable and reasonably estimable are recognized to the extent of the related loss.  Insurance recoveries that result in gains are recognized only when realized by settlement with the insurers.  The evaluation of insurance recoveries requires estimates and judgments about future results that affect reported amounts and certain disclosures. Actual results could differ from those estimates.

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

This accounting standard update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. The initial adoption of this accounting standard update did not have a material impact on our financial position or results of operations and the adoption for disclosures effective for interim and annual reporting periods beginning after December 15, 2010 is not expected to have a material impact on our cash flows, financial position or results of operations.  See Note 14 to the Notes to Condensed Consolidated Financial Statements for more information on our Fair Value Measurements and Disclosures.

In April 2010, the FASB issued an accounting standard update, amending disclosure requirements related to income taxes as a result of the Patient Protection and Affordable Care Act (“PPACA”).  Beginning in fiscal year 2014, the tax deduction available to us will be reduced to the extent our drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program.  Because retiree health care liabilities and the related tax impacts are already reflected in our Condensed Consolidated Financial Statements, we are required to recognize the full accounting impact of this accounting standard update in the period in which the PPACA was signed into law.  The total non-cash charge to Income tax expense related to the reduction in the tax benefit was $2.6 million, and was recorded in the first quarter of 2010.

(2)           Acquisition of Cumberland

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

    The acquisition of Cumberland was accounted for as a business combination.  The fair value of the total consideration transferred was $934.2 million.  The acquisition date fair value of each class of consideration transferred was as follows:

(In Thousands)
Fair value of shares of Common Stock	$289,511
Cash	644,730
Total purchase price	$934,241

The Fair value of shares of Common Stock transferred was determined by using the Common Stock’s closing price of $44.41 on the day of the acquisition.

The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values determined by appraisals of the assets acquired and liabilities assumed.  Such estimates are preliminary as we have not yet received the final appraisal reports.  We expect to finalize the allocation in the fourth quarter of 2010.  The preliminary purchase price allocation was as follows:

Purchase Price
(In Thousands)	Allocation

Cash and cash equivalents	$14,753
Trade and other accounts receivable	52,802
Inventories	11,942
Other current assets	4,140
Net Property, Plant and Equipment	807,779
Intangible assets, net	168,461
Goodwill	33,134
Other Noncurrent Assets	529
Total assets	1,093,540

Accounts payable, principally trade and bank overdrafts	24,784
Payroll and employee benefits	8,648
Other current liabilities	24,731
Deferred income taxes	91,126
Other noncurrent liabilities	10,010
Total liabilities	159,299

Net assets acquired	$934,241

As purchase accounting is considered preliminary as of the date the Condensed Consolidated Financial Statements were issued, the goodwill amount recorded may be adjusted.  We have not allocated goodwill to the appropriate reporting unit(s) for the purpose of impairment testing as of the date the Condensed Consolidated Financial Statements were issued.

Total revenue and Income before taxes reported in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 included Total revenue of $155.6 million and $294.3 million, respectively, and Income before taxes of $6.4 million and $22.3 million, respectively, related to the operations acquired in the Cumberland acquisition.

The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the acquisition of Cumberland occurred at the beginning of each of the periods being presented.  The unaudited pro forma results have been prepared based on estimates and assumptions that we believe are reasonable; however, they are not necessarily indicative of the consolidated results of operations had the acquisition of Cumberland occurred at the beginning of each of the periods presented or of future results of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Amounts)
Total revenue
As reported	$810,164	$641,560	$2,308,951	$2,107,275
Pro forma	$810,164	$800,681	$2,512,330	$2,539,845

Net (loss) income
As reported	$(41,424)	$16,458	$(96,512)	$80,076
Pro forma	$(41,424)	$22,034	$(85,561)	$87,202

Net (loss) income per share - Basic
As reported	$(0.41)	$0.19	$(1.00)	$0.94
Pro forma	$(0.41)	$0.22	$(0.84)	$0.86

Net (loss) income per share - Dilutive
As reported	$(0.41)	$0.19	$(1.00)	$0.94
Pro forma	$(0.41)	$0.22	$(0.84)	$0.86

(3)           Inventories

Inventories consisted of the following:

	September 30, 2010	December 31, 2009
	(In Thousands)
Saleable coal	$168,986	$179,081
Raw coal	38,620	36,254
Coal inventory	207,606	215,335
Supplies inventory	58,080	54,491
Total inventory	$265,686	$269,826

Saleable coal represents coal ready for sale, including inventories designated for customer facilities under consignment arrangements of $34.0 million and $43.7 million at September 30, 2010 and December 31, 2009, respectively.  Raw coal represents coal that generally requires further processing prior to shipment to the customer.

(4)           Other Current Assets

Other current assets are comprised of the following:

	September 30, 2010	December 31, 2009
	(In Thousands)
Longwall panel costs	$8,443	$12,041
Deposits	95,867	133,794
Other	69,600	90,155
Total Other current assets	$173,910	$235,990

During the second quarter of 2010, we impaired $5.1 million of Longwall panel costs deemed not to be recoverable at our Upper Big Branch (“UBB”) mine due to an accident that occurred in April 2010.  See Note 5 to the Notes to Condensed Consolidated Financial Statements for more information.

Deposits consists primarily of funds placed in restricted accounts with financial institutions to collateralize letters of credit that support workers’ compensation requirements, insurance and other obligations.  As of September 30, 2010 and December 31, 2009, Deposits includes $59.4 million and $46.0 million, respectively, of funds pledged as collateral to support $58.2 million and $45.1 million, respectively, of outstanding letters of credit.  In addition, Deposits at September 30, 2010 and December 31, 2009, includes $11.6 million and $12.1 million, respectively, of United States Treasury securities supporting various regulatory obligations.  As of December 31, 2009, Deposits included a $72.0 million appeal bond we had been required to post related to litigation against us, which was released by the West Virginia Supreme Court of Appeals during the first quarter of 2010, as the final appeal of the case at the state level was resolved in our favor.  During the third quarter of 2010, we posted $9.3 million of cash as collateral for an appeal bond related to pending litigation with one of our customers (see Note 16 to the Notes to Condensed Consolidated Financial Statements for more information).

We have committed to the divestiture of certain mining equipment assets which are not part of our short-term mining plan.  At September 30, 2010 and December 31, 2009, the carrying amount of assets held for sale totaled $18.9 million and $22.3 million, respectively, and are included in Other current assets.

(5)           Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	September 30, 2010	December 31, 2009
	(In Thousands)
Property, plant and equipment, at cost	$5,515,953	$4,615,297
Accumulated depreciation, depletion and amortization	(2,334,641)	(2,270,527)
Property, plant and equipment, net	$3,181,312	$2,344,770

During the three and nine months ended September 30, 2010, we recorded impairment charges related to the UBB tragedy of $1.4 million and $63.6 million, respectively, which are included in Depreciation, depletion and amortization applicable to Cost of produced coal revenue, in our Condensed Consolidated Statements of Income.  In accordance with relevant accounting requirements, Property, plant and equipment (which included mine development) and longwall panel costs located at or near UBB with a carrying amount of $35.4 million and $28.2 million (of which $5.1 million was considered current assets and $23.1 million noncurrent assets), respectively, were deemed to be destroyed or probable of abandonment.  Accordingly, the carrying value of the assets was completely written off.  There was approximately $14.9 million of assets at or near the UBB mine that were not impaired; our determination of recoverability related to these assets was based on our assumptions about future operations at the UBB mine and possible alternatives to accessing the related coal reserves.  Given the ongoing investigations into the cause of the UBB tragedy and the uncertainty around the future operations at the UBB mine, there is a reasonable possibility that additional impairments could be recorded in future periods.

Property, plant and equipment includes gross assets under capital leases of $12.9 million at both September 30, 2010 and December 31, 2009.

 (6)           Intangible assets

As part of the acquisition of Cumberland during the second quarter of 2010, we acquired Intangible assets with a fair value of $168.5 million.  Intangible assets are comprised of the following:

(In Thousands)	September 30, 2010

Coal sales contracts	$98,310
Transportation contracts	61,700
Mining permits	8,451
Intangible assets, cost	168,461
Accumulated amortization	(34,451)
Intangible assets, net	$134,010

Our Coal sales contracts and Transportation contracts are amortized based on the actual amount of tons shipped under each contract.  Mining permits are amortized using the units-of-production method over the estimated proven and probable reserve tons.  For the three and nine months ended September 30, 2010, we recorded $17.3 million and $34.4 million, respectively, in amortization expense related to the Intangible assets.

Estimated amortization expense for Intangible assets for the next five calendar years is as follows:

Estimated
Amortization
(In Thousands)	Expense
2011	$58,656
2012	$8,374
2013	$8,157
2014	$7,926
2015	$7,571

 (7)           Debt

Debt is comprised of the following:

	September 30, 2010	December 31, 2009
	(In Thousands)
6.875% senior notes due 2013, net of discount
of $2,727 and $3,273, respectively	$757,273	$756,727
3.25% convertible senior notes due 2015, net of discount
of $117,852 and $132,628, respectively	541,211	526,435
6.625% senior notes due 2010	-	21,949
2.25% convertible senior notes due 2024	9,647	9,647
Capital lease obligations	3,144	4,328
Total debt	1,311,275	1,319,086
Amounts due within one year	(3,077)	(23,531)
Total long-term debt	$1,308,198	$1,295,555

The weighted average effective interest rate of the outstanding borrowings was 7.3% at both September 30, 2010 and December 31, 2009.

Convertible Debt Securities

The discount associated with the 3.25% Notes is being amortized via the effective-interest method, increasing the reported liability until the notes are carried at par value on their maturity date.  We recognized $5.0 million and $14.8 million of pre-tax non-cash interest expense for the amortization of the discount for the three and nine months ended September 30, 2010, respectively.  We recognized $4.8 million and $13.9 million of pre-tax non-cash interest expense for the amortization of the discount for the three and nine months ended September 30, 2009, respectively.

6.625% Notes

During January 2010, we redeemed at par the remaining $21.9 million of our 6.625% senior notes due 2010.

(8)           Pension Expense

Net periodic pension expense for both our qualified defined benefit pension plan and nonqualified supplemental benefit pension plan is comprised of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands)
Service cost	$2,536	$2,677	$7,610	$8,031
Interest cost	4,486	4,233	13,457	12,698
Expected return on plan assets	(4,801)	(4,090)	(14,404)	(12,270)
Recognized loss	3,575	4,333	10,726	12,999
Amortization of prior service cost	1	70	4	210
Net periodic pension expense	$5,797	$7,223	$17,393	$21,668

During the three and nine months ended September 30, 2010, we voluntarily contributed $5.1 million and $14.7 million, respectively, to the qualified defined benefit pension plan.  During the nine months ended September 30, 2009, we contributed $5.0 million to the qualified defined benefit pension plan; no contributions were made in the three months ended September 30, 2009.  We expect to make voluntary contributions of approximately $20 million to the qualified defined benefit pension plan in 2010.

We paid benefits to participants of the nonqualified supplemental benefit pension plan of $0.01 million and $0.02 million for the three months ended September 30, 2010 and 2009, respectively, and $0.06 million and $0.05 million for the nine months ended September 30, 2010 and 2009, respectively.

(9)           Other Noncurrent Liabilities

Other noncurrent liabilities is comprised of the following:

	September 30, 2010	December 31, 2009
	(In Thousands)
Reclamation	$226,524	$193,361
Workers' compensation and black lung	129,465	98,227
Other postretirement benefits	162,626	155,024
Other	84,841	91,446
Total Other noncurrent liabilities	$603,456	$538,058

As of September 30, 2010, Workers’ compensation and black lung includes an accrual for supplemental compensation benefits of $12.1 million related to the UBB tragedy.  See Note 16 to the Notes to Condensed Consolidated Financial Statements for more information.

(10)           Black Lung and Workers’ Compensation Expense

Expenses for black lung benefits and workers’ compensation related benefits include the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands)
Self-insured black lung benefits:
Service cost	$788	$922	$2,366	$2,767
Interest cost	827	718	2,482	2,154
Amortization of actuarial gain	(696)	(1,144)	(5,697)	(3,432)
Subtotal black lung benefits expense	919	496	(849)	1,489
Other workers' compensation and
supplemental compensation	12,817	7,536	58,302	22,601
Total black lung and workers'
compensation benefits expense	$13,736	$8,032	$57,453	$24,090

During the second quarter of 2010, we recorded a one time charge of $25.4 million for workers’ compensation and supplemental compensation benefits related to the UBB tragedy.  The workers’ compensation benefits are being measured and paid from our existing plan.  Both the workers’ compensation and supplemental compensation benefits were calculated, in consultation with independent actuaries, who after review and approval by management with regards to actuarial assumptions, including discount rate, prepared an evaluation of the self-insured liabilities.  Actual experience in settling these liabilities could differ from these estimates.

Payments for benefits, premiums and other costs related to black lung, workers’ compensation and supplemental compensation benefit liabilities were $15.4 million and $37.0 million for the three and nine months ended September 30, 2010, respectively, and $6.2 million and $23.8 million for the three and nine months ended September 30, 2009, respectively.

Certain of our operations are fully insured by a third-party insurance provider for black lung claims.

The PPACA amended previous legislation related to coal workers’ pneumoconiosis (black lung), providing automatic extensions of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims.  The impact of these changes to our current population of beneficiaries and claimants results in an estimated $3.6 million increase to our obligation.  During the second quarter of  2010, we recorded this estimate as an increase to our black lung liability and a decrease to our actuarial gain included in “Accumulated other comprehensive loss” on our Condensed Consolidated Balance Sheets.  This increase to our obligation excludes the impact of the reevaluation of closed claims as we do not have sufficient information to determine what, if any, such claims will be filed. We will continue to evaluate the impact of these changes on such claims and record any necessary charges in the period in which the additional liability is estimable.  We do not believe the impact of these changes will significantly impact our financial position or results of operations.

(11)           Other Postretirement Benefits

Other postretirement benefits cost includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands)
Service cost	$558	$978	$1,675	$2,935
Interest cost	2,381	2,504	7,143	7,513
Recognized loss	794	576	2,383	1,728
Amortization of prior service credit	(720)	(188)	(2,159)	(564)
Other postretirement benefits cost	$3,013	$3,870	$9,042	$11,612

Payments for benefits related to Other postretirement benefits were $1.6 million and $4.6 million for the three and nine months ended September 30, 2010, respectively, and $2.3 million and $5.6 million for the three and nine months ended September 30, 2009, respectively.

The PPACA may potentially impact our costs to provide healthcare benefits to our eligible active and certain retired employees.  The PPACA has both short-term and long-term implications on healthcare benefit plan standards.  Implementation of this legislation is planned to occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018.  Plan standard changes that could affect us in the short term include raising the maximum age for covered dependents to receive benefits, the elimination of lifetime dollar limits per covered individual and restrictions on annual dollar limits per covered individual, among other standard requirements.  Plan standard changes that could affect us in the long term include a tax on “high cost” plans (excise tax) and the elimination of annual dollar limits per covered individual, among other standard requirements.  We are currently analyzing this legislation to determine the full extent of the impact of the required plan standard changes on our employee healthcare plans and the resulting costs. Beginning in 2018, the PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds.  We anticipate that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax.  Until these regulations or interpretations are published, it is impractical to reasonably estimate the impact of the excise tax on our future healthcare costs or postretirement benefit obligation.  Accordingly, as of September 30, 2010, we have not made any changes to our assumptions used to determine our postretirement benefit obligation.  With the exception of the excise tax, we do not believe any other plan standard changes will be significant to our future healthcare costs for eligible active employees and our postretirement benefit obligation for certain retired employees. However, we will need to continue to evaluate the impact of the PPACA in future periods as additional information and guidance becomes available.

(12)           Earnings Per Share

The number of shares of Common Stock used to calculate basic earnings per share for the three and nine months ended September 30, 2010 and 2009, is based on the weighted average of outstanding shares of Common Stock during the respective periods.  The number of shares of Common Stock used to calculate diluted earnings per share is based on the number of shares of Common Stock used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by our employees and directors during each period and debt securities currently convertible into shares of Common Stock during each period.  The effect of dilutive securities issuances in the amount of 0.5 million and 0.7 million shares of Common Stock for the three and nine months ended September 30, 2010, respectively, and 1.2 million and 2.8 million shares of Common Stock for the three and nine months ended September 30, 2009, respectively, were excluded from the calculation of diluted (loss) income per share of Common Stock, as such inclusion would result in antidilution.

The computations for basic and diluted (loss) income per share are based on the following per share information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Amounts)
Numerator:
Net (loss) income - numerator for basic	$(41,424)	$16,458	$(96,512)	$80,076
Effect of convertible notes	-	44	-	130
Adjusted net (loss) income - numerator
for diluted	$(41,424)	$16,502	$(96,512)	$80,206

Denominator:
Weighted average shares - denominator
for basic	101,581	84,930	96,127	84,887
Effect of stock options/restricted stock	-	444	-	195
Effect of convertible notes	-	288	-	289
Adjusted weighted average
shares - denominator for diluted	101,581	85,662	96,127	85,371

Net (loss) income per share:
Basic	$(0.41)	$0.19	$(1.00)	$0.94
Diluted	$(0.41)	$0.19	$(1.00)	$0.94

The 2.25% Notes are convertible by holders into shares of Common Stock during certain periods under certain circumstances.  The 2.25% Notes were not eligible for conversion at September 30, 2010.  If all of the 2.25% Notes outstanding at September 30, 2010 had been eligible for conversion and were converted at that date, we would have issued 287,113 shares of Common Stock.

The 3.25% Notes are convertible under certain circumstances and during certain periods into (i) cash, up to the aggregate principal amount of the 3.25% Notes subject to conversion and (ii) cash, Common Stock or a combination thereof, at our election in respect to the remainder (if any) of our conversion obligation.  As of September 30, 2010, the 3.25% Notes had not reached the specified threshold for conversion.

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

Tons outstanding under coal purchase and coal sales contracts that do not qualify for the NPNS exception are as follows:

	September 30,	December 31,
	2010	2009
	(In Thousands)
Purchase contracts	750	980
Sales contracts	1,634	1,120

The fair values of our purchase and sales derivative contracts have been aggregated in the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, as follows:

	September 30,	December 31,
	2010	2009
	(In Thousands)
Other current assets	$20,801	$30,564
Other noncurrent assets	4,073	-
Total aggregated derivative balance	$24,874	$30,564

We have recorded net gains related to coal sales and purchase contracts that did not qualify for the NPNS exception in the Condensed Consolidated Statements of Income under the caption Loss (Gain) on derivative instruments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)
Realized (gains) losses due to settlements
on existing contracts	$(8,775)	$2,327	$(27,485)	$18,119
Unrealized losses (gains) on
outstanding contracts	10,984	2,438	5,690	(22,598)
Loss (Gain) on derivative instruments	$2,209	$4,765	$(21,795)	$(4,479)

(14)           Fair Value

Financial and non-financial assets and liabilities that are required to be measured at fair value must be categorized based upon the levels of judgment associated with the inputs used to measure their fair value.  Hierarchical levels – directly related to the amount of subjectivity associated with the inputs used to determine the fair value of financial assets and liabilities – are as follows:

●	Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

●
Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the assets or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

●
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

	September 30, 2010
	(In Thousands)
	Level 1	Level 2	Level 3	Total
Fixed income securities
U.S. Treasury securities	$11,635	$-	$-	$11,635
Certificates of Deposit	50,031	-	-	50,031
Money market funds
U.S. Treasury money market fund	45,398	-	-	45,398
Other money market funds	398,362	-	-	398,362
Derivative instruments	-	24,874	-	24,874
Total securities	$505,426	$24,874	$-	$530,300

	December 31, 2009
	(In Thousands)
	Level 1	Level 2	Level 3	Total
Fixed income securities
U.S. Treasury securities	$12,147	$-	$-	$12,147
Money market funds
U.S. Treasury money market fund	74,103	-	-	74,103
Other money market funds	689,470	-	-	689,470
Derivative instruments	-	30,564	-	30,564
Short-term investment	-	-	10,864	10,864
Total securities	$775,720	$30,564	$10,864	$817,148

Fixed income securities and money market funds

All fixed income securities are deposits, consisting of obligations of the United States Treasury and Certificates of Deposit (all insured by the Federal Deposit Insurance Corporation), supporting various regulatory obligations.  All investments in money market funds are cash equivalents or deposits pledged as collateral and are invested in prime money market funds and Treasury-backed funds.  Included in the money market funds are $59.4 million of funds pledged as collateral to support $58.2 million of outstanding letters of credit.  See Note 4 to the Notes to Condensed Consolidated Financial Statements for more information on deposits.

Derivative Instruments

Certain of our coal sales and coal purchase contracts that do not qualify for the NPNS exception at inception or lose their designation at some point during the life of the contract are accounted for as derivative instruments and are required to be recognized as assets or liabilities and measured at fair value.  To establish fair values for these contracts, we use bid/ask price quotations obtained from independent third-party brokers. We also consider the risk of nonperformance of or nonpayment by the counterparties when determining the fair values for these contracts by evaluating the credit quality and financial condition of each counterparty.  We could experience difficulty in valuing our derivative instruments if the number of third-party brokers should decrease or market liquidity is reduced.  See Note 13 to the Notes to Condensed Consolidated Financial Statements for more information.

Asset and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.  In accordance with relevant accounting requirements, Property, plant and equipment (which included mine development) and longwall panel costs located at or near the UBB mine with a carrying amount of $35.4 million and $28.2 million (of which $5.1 million was considered current assets and $23.1 million noncurrent assets), respectively, was deemed to be destroyed or probable of abandonment.  Accordingly, the carrying value of the assets was completely written off.  For impairment tests, we compare the carrying value of the asset tested to its estimated fair value. The fair value is determined using the estimated undiscounted cash flows expected to be generated by the assets along with, where appropriate, market inputs.  Given the assets were deemed to be destroyed or probable of abandonment, the fair value was estimated to be $0.  The determination of fair value was based on our assumptions about future operations at the UBB mine and possible alternatives to accessing the related coal reserves.  Given the ongoing investigations into the cause of the UBB tragedy and the uncertainty around the future operations at the UBB mine, there is a reasonable possibility that additional impairments could be recorded in future periods.

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

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3):

Short-term
(In Thousands)	investment

Balance at December 31, 2009	$10,864
Transfers out of Level 3	(15,526)
Total gains or (losses) realized/unrealized included in earnings	4,662
Purchases, issuances, sales and settlements	-
Balance at September 30, 2010	$-

Total gains or (losses) for the period included in earnings attributable to the change
in unrealized gains or losses relating to assets still held at the reporting date	$-

At December 31, 2009, our investment in the Primary Fund was $10.9 million, net of a $6.5 million write-down recorded in 2008, which represents the difference between cost and estimated fair value.  During 2010, we received distributions totaling $15.6 million, including $0.9 million in July 2010. We recorded a $4.7 million gain on short-term investments which represents the difference between book value and total redemptions received.  As of September 30, 2010, the estimated fair value of our unrecovered investment of $1.8 million in the Primary Fund was $0.

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

Long-term debt: The fair values of long-term debt are estimated using the most recent market prices quoted on or before September 30, 2010.

The carrying amounts and fair values of these financial instruments are presented in the table below.  The carrying value of the 3.25% Notes reflected in Long-term debt in the table below reflects the full face amount of $659 million, which is reflected net of discount in the Condensed Consolidated Balance Sheets.

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Short-term debt	$3,077	$3,077	$23,531	$23,465
Long-term debt	$1,428,710	$1,368,430	$1,428,710	$1,348,699

 (15)           Common Stock

Common Stock Issuance

On March 23, 2010, we completed a registered underwritten public offering of 9,775,000 shares of our Common Stock at a public offering price of $49.75 per share, resulting in proceeds to us of $466.8 million, net of fees.  In April 2010, we used the net proceeds of this offering and 6,519,034 shares of Common Stock (fair valued at $289.5 million on the day of the acquisition) to fund a portion of the consideration for the acquisition of Cumberland.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for a more complete discussion of the acquisition of Cumberland.

Common Stock Repurchases

During the second quarter of 2010, we repurchased 861,439 shares of Common Stock at an average price of $36.92, for a total cost of $31.8 million.  The Common Stock was repurchased under a stock repurchase program (the “Repurchase Program”) authorized by our Board of Directors on November 14, 2005, authorizing us to repurchase shares of Common Stock from time to time up to an aggregate amount not to exceed $500 million, as market conditions warrant and existing covenants permit.  Prior to this share repurchase, we had $420 million available under the 2005 authorization.  We did not repurchase any shares in the third quarter of 2010.  Shares repurchased in 2010 have been recorded as Treasury stock in the Condensed Consolidated Balance Sheet.

(16)           Contingencies

West Virginia Flooding

Since August 2004, five of our subsidiaries have been sued in six civil actions filed in the Circuit Courts of Boone, McDowell, Mingo, Raleigh, Summers and Wyoming Counties, West Virginia, for alleged property damages and personal injuries arising out of flooding on or about May 2, 2002.  These complaints covered approximately 350 plaintiffs seeking unquantified compensatory and punitive damages from approximately 35 defendants.  Of these cases two were dismissed by the court without prejudice for failure to prosecute, two were dismissed by plaintiffs voluntarily and with prejudice, and one was settled for a nominal amount.  Only the Mingo County case remains active.

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

We believe the remaining cases will be resolved without a material adverse impact on our cash flows, results of operations or financial condition.

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

Well Water Suits

Since September 2004, approximately 738 plaintiffs have filed approximately 400 suits against us and our subsidiary, Rawl Sales & Processing Co., in the Circuit Court of Mingo County, West Virginia (“Mingo Court”), for alleged property damage and personal injuries arising out of slurry injection and impoundment practices allegedly contaminating plaintiffs’ water wells. Plaintiffs seek injunctive relief and compensatory damages in excess of $170 million and unquantified punitive damages.  Specifically, plaintiffs are claiming that defendants’ activities during the period of 1978 through 1987 rendered their property valueless and request monetary damages to pay, inter alia, the value of their property and future water bills.  In addition, many plaintiffs are also claiming that their exposure to the contaminated well water caused neurological injury or physical injury, including cancers, kidney problems and gall stones.  Finally, all plaintiffs claimed entitlement to medical monitoring for the next 30 years and have requested unliquidated compensatory damages for pain and suffering, annoyance and inconvenience and legal fees.  On April 30, 2009, the Mingo Court held a mandatory settlement conference. At that settlement conference, all plaintiffs agreed to settle and dismiss their medical monitoring claims.  Additionally, 180 plaintiffs agreed to settle all of their remaining claims and be dismissed from the case.  All settlements to date will be funded by insurance proceeds.  Plaintiffs are challenging the medical monitoring settlement.  A motion to enforce the medical monitoring settlement has been filed.  No ruling has been made.  There are currently 585 plaintiffs remaining.  Mediation of all pending suits is scheduled to begin in November, 2010 in Charleston, West Virginia.  A trial date has been set for August 2011, if the mediation fails to lead to a settlement.

Beginning in December 2008, we and certain of our subsidiaries along with several other companies were sued in numerous actions in Boone County, West Virginia involving approximately 370 plaintiffs alleging well water contamination resulting from coal mining operations.  The claims mirror those made above in the separate action before the Mingo Court.  The separate civil actions have been consolidated for discovery purposes with trial for 267 plaintiffs scheduled for October 25, 2011.  No trial date is set for the remaining approximately 102 plaintiffs.

We do not believe there was any contamination caused by our activities or that plaintiffs suffered any damage and, therefore, we do not believe we have a probable loss related to these matters.  We plan to vigorously contest these claims.  We believe that we have insurance coverage applicable to these matters and have initiated litigation against our insurers to establish that coverage.  At this time, we believe that the litigation by the plaintiffs will be resolved without a material adverse impact on our cash flows, results of operations or financial condition.

Surface Mining Fills

Since September 2005, three environmental groups sued the United States Army Corps of Engineers (“Corps”) in the United States District Court for the Southern District of West Virginia (the “District Court”), asserting the Corps unlawfully issued permits to four of our surface mines to construct mining fills. The suit alleges the Corps failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act, including preparing environmental impact statements for individual permits. We intervened in the suit to protect our interests. On March 23, 2007, the District Court rescinded four of our subsidiaries’ permits, resulting in the temporary suspension of mining at these surface mines. We appealed that ruling to the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit Court”). On April 17, 2007, the District Court partially stayed its ruling, permitting mining to resume in certain fills that were already under construction. On June 14, 2007, the District Court issued an additional ruling, finding the Corps improperly approved placement of sediment ponds in streams below fills on the four permits in question.  The District Court subsequently modified its ruling to allow these ponds to remain in place, as the ponds and fills have already been constructed.  The District Court’s ruling could impact the issuance of permits for the placement of sediment ponds for future operations. If the permits for the fills or sediment ponds are ultimately held to be unlawfully issued, production could be affected at these surface mines, and the process of obtaining new Corps permits for all surface mines could become more difficult. We appealed both rulings to the Fourth Circuit Court.  On February 13, 2009, the Fourth Circuit Court reversed the prior rulings of the District Court and remanded the matter for further proceedings. On March 30, 2009, the plaintiffs requested that the Fourth Circuit Court reconsider the case.  The request was denied on May 20, 2009. On August 26, 2009, the plaintiffs filed their request with the United States Supreme Court to review the Fourth Circuit Court’s decision.  Our subsidiaries’ response was due on August 5, 2010. However, on August 3, 2010, the plaintiffs moved to withdraw their petition in the wake of a new policy adopted by the Corps and the Environmental Protection Agency on July 30, 2010 for assessing “stream ecosystem structure and function” for Appalachian surface coal mining. The motion to withdraw the petition for certiorari was granted, thereby finalizing the Fourth Circuit Court’s decision.

Customer Disputes

We have customers who claim they did not receive, or did not timely receive, all of the coal required to be shipped to them during 2008 (“unshipped tons”). In such cases, it is typical for a customer and coal producer to agree upon a schedule for shipping unshipped tons in subsequent years.  A few of our customers, however, filed claims for cover damages, which damages are equal to the difference between the contract price of the coal that was not delivered and the market price of replacement coal or comparable quality coal. We resolved a number of these claims in 2009 and 2010, while discussions with other customers remain ongoing.

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

Separately, we are currently in litigation with one customer regarding whether or not binding contracts for the sale of coal were reached.  We maintain that this customer improperly terminated a signed, higher-priced contract; the customer argues that it was only required to purchase coal under a purported agreement reached by email. On February 12, 2010, we received a decision from an arbitration panel awarding this customer $10.5 million on the grounds that the purported agreement by email was valid and that the higher-priced contract was invalid.  We believed that the arbitration panel’s decision as to the validity of the higher-priced contract was beyond the panel’s jurisdiction of the award, which amounts to $8.2 million, and challenged that decision in federal court.  On June 2, 2010, the federal court rejected our challenge.  We are appealing this matter to the United States Court of Appeals for the Fourth Circuit Court.  While we will vigorously pursue this appeal, we have accrued the remainder of the judgment in Other current liabilities at September 30, 2010.  We have paid $2.3 million for the award relating to the panels’ decision that the agreement by email was valid, but have not yet paid the portion of the award under appeal.

We believe that we have strong defenses to the other claims and potential claims and further feel that many or all of these claims may be resolved without trial. We have recorded an accrual for our best estimate of probable losses related to these matters. While we believe that all of these matters discussed above will be resolved without a material adverse impact on our cash flows, results of operations or financial condition, it is reasonably possible that our judgments regarding some or all of these matters could change in the near term. We believe the aggregate exposure related to these claims in excess of our accrual is up to $4 million of charges that would affect our future operating results and financial position.

Spartan Unfair Labor Practice Matter & Related Age Discrimination Class Action

In 2005, the United Mine Workers of America (“UMWA”) filed an unfair labor practice charge with the National Labor Relations Board (“NLRB”) alleging that one of our subsidiaries, Spartan Mining Company (“Spartan”), discriminated on the basis of anti-union animus in its employment offers.  The NLRB issued a complaint and an NLRB Administrative Law Judge (“ALJ”) issued a recommended decision making detailed findings that Spartan committed a number of unfair labor practice violations and awarding, among other relief, back pay damages to union discriminatees.  On September 30, 2009, the NLRB upheld the ALJ’s recommended decision.  Spartan has appealed the NLRB’s decision to the Fourth Circuit Court. We have no insurance coverage applicable to this unfair labor practice matter; however, its resolution is not expected to have a material impact on our cash flows, results of operations or financial condition.

Upper Big Branch Mine

On April 5, 2010, an accident occurred at the Upper Big Branch mine of our Performance resource group, tragically resulting in the deaths of 29 miners and seriously injuring two others.  The Federal Mine Safety and Health Administration (“MSHA”) and the State of West Virginia have undertaken a joint investigation into the cause of the UBB tragedy.  We also have commenced our own investigation.  We believe these investigations will continue for the foreseeable future, and we cannot provide any assurance as to their outcome, including whether we become subject to possible civil penalties or enforcement actions.  In order to accommodate these investigations, the UBB mine will be closed for an extended period of time, the length of which we cannot predict at this time.  It is also possible that we may decide or be required by regulators to permanently close the UBB mine.  We self-insure our underground mining equipment, including longwalls, at or near the UBB mine.  We do not currently carry business interruption insurance for the UBB mine.  We have third-party general liability insurance coverage that applies to litigation risk, which coverage we believe applies to litigation stemming from the UBB tragedy.

While updated analyses will continue in future quarters, we have recorded our best estimate of probable losses related to this matter.  The most significant components of these losses related to: the benefits being provided to the families of the fallen miners (see Note 10 to the Notes to Condensed Consolidated Financial Statements for more information about the significant benefits provided), costs associated with the rescue and recovery efforts, possible legal and other contingencies, and asset impairment charges (see Note 5 to the Notes to Condensed Consolidated Financial Statements for more information).  We have recorded a $78 million liability in Other current liabilities at September 30, 2010, which represents our best estimate of the probable loss related to potential future litigation settlements associated with the UBB tragedy.  Two of the families have filed wrongful death suits against us, while seven families have signed agreements to settle their claims (three of which have been finalized after receiving the required judicial approval).  Insurance recoveries related to our general liability insurance policy that are deemed probable and that are reasonably estimable have been recognized in the Condensed Consolidated Statements of Income to the extent of the related losses, less applicable deductibles.  Such recognized recoveries for litigation settlements associated with the UBB tragedy totaled $78 million and are included in Trade and other accounts receivable at September 30, 2010.

Given the uncertainty of the outcome of current investigations, including whether we become subject to possible civil penalties or enforcement actions, it is possible that the total costs incurred related to this tragedy could exceed our current estimates.  As of September 30, 2010, we believe that the reasonably possible aggregate loss related to these claims in excess of amounts currently recorded cannot be estimated.  It is possible, however, that the ultimate liabilities in the future with respect to these claims, in the aggregate, may be material.  We will continue to review the amount of any necessary accruals, potential asset impairments, or other related expenses and record the charges in the period in which the determination is made and an adjustment is required.

Clean Water Act Citizens’ Suits

 The Sierra Club and others have filed two citizens’ suits against several of our subsidiaries in federal court in the Southern District of West Virginia alleging violations of the terms of our water discharge permits. One of the cases is limited to allegations that two of our subsidiaries, Independence Coal Company and Jacks Branch Coal Company, are violating limits on the allowable concentrations of selenium in their discharges of storm water from several surface mines. The other action is limited to claims that several of our subsidiaries are violating discharge limits on substances other than selenium, such as aluminum. The plaintiffs in these cases seek both a civil penalty and injunctive relief.

In the non-selenium case, we have argued that the alleged violations are contemplated by an existing consent decree with the United States government and should not be the subject of a new lawsuit.  In the selenium case, we have argued that the limits on selenium concentrations in our discharges have been stayed by an order of the West Virginia Environmental Quality Board and therefore cannot be the subject of a Clean Water Act case until after those limits become effective. The plaintiffs have nonetheless filed a motion for summary judgment in the selenium case, arguing that we are in violation of our permit limits despite the stays.

Other Legal Proceedings

We are parties to a number of other legal proceedings, incident to our normal business activities.  These include, for example, contract disputes, personal injury claims, property damage claims, environmental issues, and employment and safety matters. While we cannot predict the outcome of any of these proceedings, based on our current estimates we do not believe that any liability arising from these matters individually or in the aggregate should have a material adverse impact upon our consolidated cash flows, results of operations or financial condition.  It is possible, however, that the ultimate liabilities in the future with respect to these lawsuits and claims, in the aggregate, may be materially adverse to our cash flows, results of operations or financial condition.

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

We have based any forward-looking statements we have made on our current expectations and assumptions about future events and circumstances that are subject to risks, uncertainties and contingencies that could cause results to differ materially from those discussed in the forward-looking statements, including, but not limited to:

(i)	our cash flows, results of operations or financial condition;

(ii)	the impact of the UBB mine tragedy;

(iii)	the successful completion of acquisition, disposition or financing transactions and the effect thereof on our business;

(iv)	our ability to successfully integrate the operations we acquire, including as a result of the Cumberland acquisition;

(v)	governmental policies, laws, regulatory actions and court decisions affecting the coal industry or our customers’ coal usage;

(vi)	legal and administrative proceedings, settlements, investigations and claims and the availability of insurance coverage related thereto;

(vii)	inherent risks of coal mining beyond our control, including weather and geologic conditions or catastrophic weather-related damage;

(viii)	inherent complexities make it more difficult and costly to mine in Central Appalachia than in other parts of the United States;

(ix)	our production capabilities to meet market expectations and customer requirements;

(x)	our ability to obtain coal from brokerage sources or contract miners in accordance with their contracts;

(xi)	our ability to obtain and renew permits necessary for our existing and planned operations in a timely manner;

(xii)	the cost and availability of transportation for our produced coal;

(xiii)	our ability to expand our mining capacity;

(xiv)	our ability to manage production costs, including labor costs;

(xv)	adjustments made in price, volume or terms to existing coal supply agreements;

(xvi)	the worldwide market demand for coal, electricity and steel;

(xvii)	environmental concerns related to coal mining and combustion and the cost and perceived benefits of alternative sources of energy such as natural gas and nuclear energy;

(xviii)	competition among coal and other energy producers, in the United States and internationally;

(xix)	our ability to timely obtain necessary supplies and equipment;

(xx)	our reliance upon and relationships with our customers and suppliers;

(xxi)	the creditworthiness of our customers and suppliers;

(xxii)	our ability to attract, train and retain a skilled workforce to meet replacement or expansion needs;

(xxiii)	our assumptions and projections concerning economically recoverable coal reserve estimates;

(xxiv)	our failure to enter into anticipated new contracts;

(xxv)	future economic or capital market conditions;

(xxvi)	foreign currency fluctuations;

(xxvii)	the availability and costs of credit, surety bonds and letters of credit that we require;

(xxviii)	the lack of insurance against all potential operating risks;

(xxix)	our assumptions and projections regarding pension and other post-retirement benefit liabilities;

(xxx)	our interpretation and application of accounting literature related to mining specific issues; and

(xxxi)	the successful implementation of our strategic plans and objectives for future operations and expansion or consolidation.

We are including this cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us.  Any forward-looking statements should be considered in context with the various disclosures made by us about our businesses in our public filings with the SEC, including without limitation the risk factors more specifically described in Part II Item 1A. Risk Factors of our Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q, and in Part I Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2009.

Available Information

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC.  Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov.  You may also read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.  We make available, free of charge through our Internet website, www.masseyenergyco.com (which website is not incorporated by reference into this report), our annual report, quarterly reports, current reports, proxy statements, section 16 reports and other information (and any amendments thereto) as soon as practicable after filing or furnishing the material to the SEC, in addition to our Corporate Governance Guidelines, codes of ethics and the charters of the Audit, Compensation, Executive, Finance, Governance and Nominating, Public Policy and Safety and Environmental Committees.  These materials also may be requested at no cost by telephone at (866) 814-6512 or by mail at: Massey Energy Company, Post Office Box 26765, Richmond, Virginia 23261, Attention: Investor Relations.

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

We reported a net loss for the third quarter of 2010, of $41.4 million, or $0.41 loss per share, compared to net income of $16.5 million, or $0.19 income per share, for the third quarter of 2009.  The results of the third quarter of 2010 were negatively impacted by an additional $14.5 million pre-tax expense for ongoing investigation costs related to the Upper Big Branch (“UBB”) mine tragedy (see Notes 5, 10 and 16 to the Notes to Condensed Consolidated Financial Statements for further discussion), and a loss on derivative instruments of $2.2 million.  Third quarter 2009 net income included a $24.9 million pre-tax non-cash gain on an exchange of coal reserves and other assets and a loss on derivative instruments of $4.8 million.

Produced tons sold were 9.9 million in the third quarter of 2010, compared to 8.7 million in the third quarter of 2009. We produced 9.4 million and 8.8 million tons in the third quarters of 2010 and 2009, respectively.  Shipments of industrial and utility coal were up 29% and 18%, respectively, while shipments of metallurgical coal were down 5%.  Exports remained the same at 1.4 million tons for both the third quarters of 2010 and 2009.

During the third quarter of 2010, Produced coal revenue increased by 31% compared to the third quarter of 2009, reflecting improved pricing for utility coal and higher shipments of utility and industrial coal in 2010, compared to the third quarter of 2009.  Our average Produced coal revenue per ton sold in the third quarter of 2010 increased to $71.24 compared to $61.79 in the third quarter of 2009, primarily due to increases in the average per ton sales price for metallurgical coal of 30% and utility coal of 16% during the third quarter of 2010, compared to the third quarter of 2009.

Our Average cash cost per ton sold (see Note 1 below for non-GAAP financial measure) was $62.50, compared to $49.81 in the previous year’s third quarter (2010 Average cash cost per ton is calculated exclusive of UBB related charges).  The increase was due largely to lower productivity attributable to discrete geologic conditions, increased regulatory enforcement actions and related temporary shutdowns, increased labor turnover rates, higher repairs and supplies expenses, and a higher percentage of underground mine production, which has a higher per ton cost than surface mining.

On April 5, 2010, an accident occurred at the Upper Big Branch mine of our Performance resource group, tragically resulting in the deaths of 29 miners and seriously injuring two miners.  The Federal Mine Safety and Health Administration (“MSHA”) and the State of West Virginia are conducting a joint investigation into the cause of the accident.  We also have commenced our own investigation.  We believe these investigations will continue for the foreseeable future, and we cannot provide any assurance as to their outcome, including whether we become subject to possible civil penalties or enforcement actions.  In order to accommodate these investigations, the mine will continue to be closed for an extended period of time, the length of which we cannot predict at this time.  It is also possible that we may decide or be required by regulators to permanently close this mine.

We have recorded a $78 million liability in Other current liabilities at September 30, 2010, which represents our best estimate of the probable loss related to potential future litigation settlements associated with the UBB tragedy.  Two of the families have filed wrongful death suits against us, while seven families have signed agreements to settle their claims (three of which have been finalized after receiving the required judicial approval).  Insurance recoveries related to our general liability insurance policy that are deemed probable and that are reasonably estimable have been recognized in the Condensed Consolidated Statements of Income to the extent of the related losses.  Such recognized recoveries for litigation settlements associated with the UBB tragedy totaled $78 million and are included in Trade and other accounts receivable at September 30, 2010.

As a result of the April 5, 2010 tragedy at UBB, MSHA significantly increased regulatory enforcement in our mines.  The increased regulatory enforcement had a significant negative impact our productivity and operating results for the third quarter of 2010.  In total, 450 shifts were lost during the quarter due to regulatory issues; nearly

30 percent of which were due to delays in MSHA’s approval process for ventilation or other mine plan changes.  We estimate that the lost shifts reduced production by approximately 230,000 tons.  If MSHA continues to order certain of our mines to be temporarily closed or permanently closes such mines, our ability to meet our customers’ demands could be adversely affected.

In September 2010, MSHA revised the federal standard for the incombustible content of coal dust, rock dust and other dust combined in coal mines. The revised standard requires us to increase to at least 80% (an increase from 65%) the incombustible content of the coal dust, rock dust, and other dust combined in all accessible areas of underground coal mines. The revised standard is effective for new mining as of October 7, 2010, and for previously mined areas by November 22, 2010. We expect our cost of mining to increase as we comply with the revised standard for additional rock-dusting materials, equipment and labor.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Millions, Except Per Ton Amounts)
Total costs and expenses	$840.6	$595.8	$2,383.5	$1,940.1
Less: Freight and handling costs	65.4	52.5	201.2	171.3
Less: Cost of purchased coal revenue	26.1	18.4	65.2	39.1
Less: Depreciation, depletion and
amortization	92.5	66.3	306.0	206.6
Less: Selling, general and administrative	23.2	21.5	75.8	63.4
Less: Other expense	0.7	0.6	7.3	2.0
Less: Loss (Gain) on derivative
instruments	2.2	4.8	(21.8)	(4.5)
Less: UBB charge(1)	13.1	-	77.1	-
Average cash cost	$617.4	$431.7	$1,672.7	$1,462.2
Average cash cost per ton	$62.50	$49.81	$59.31	$50.64

(1) The UBB charge is reconciled as follows:
	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
Expense related to the UBB tragedy	$14.5		$143.4
Less: Expense included in SG&A	-		2.7
Less: Expense included in DD&A	1.4		63.6
UBB charge included in Costs of
produced coal revenue	$13.1		$77.1

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Revenues

	Three Months Ended
	September 30,
			Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In Thousands)
Revenues
Produced coal revenue	$703,652	$535,531	$168,121	31%
Freight and handling revenue	65,405	52,523	12,882	25%
Purchased coal revenue	28,824	14,570	14,254	98%
Other revenue	12,283	38,936	(26,653)	(68%)
Total revenues	$810,164	$641,560	$168,604	26%

The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the third quarter of 2010, compared to the third quarter of 2009:

	Three Months Ended
	September 30,
			Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In Millions, Except Per Ton Amounts)
Produced tons sold:
Utility	7.2	6.1	1.1	18%
Metallurgical	1.8	1.9	(0.1)	(5%)
Industrial	0.9	0.7	0.2	29%
Total	9.9	8.7	1.2	14%

Average produced coal revenue per ton sold:
Utility	$62.37	$53.84	$8.53	16%
Metallurgical	109.72	84.58	25.14	30%
Industrial	64.94	69.26	(4.32)	(6%)
Weighted average	$71.24	$61.79	$9.45	15%

Shipments of industrial and utility coal increased during the third quarter of 2010, compared to the same period in 2009, to meet higher demand in 2010 as economic conditions have improved and the hot summer experienced in the region serviced by our utility customers drew down stockpiles.  The average per ton sales price for utility coal was higher in the third quarter of 2010, compared to the third quarter of 2009, mainly attributable to the addition of higher priced utility coal contracts assumed in the acquisition of Cumberland.  Pricing improved on metallurgical coal sales as demand for this type of coal has improved, especially with respect to exports to Europe and Asia.

Freight and handling revenue increased due to an increase in export tons shipped of 10% in the third quarter of 2010, compared to the same period in 2009.

Purchased coal revenue increased in the third quarter of 2010, compared to the same period in 2009, primarily due to a 57% increase in the amount of purchased tons sold and a significant increase in selling price.  Purchased coal revenue per ton increased to $83.42 during the third quarter of 2010, from $66.25 during the third quarter of 2009, as a result of a change in the mix of purchased coal that included higher priced purchased metallurgical coal shipments during the third quarter of 2010, compared to the third quarter of 2009.

Other revenue includes refunds on railroad agreements, royalties related to coal lease agreements, gas well revenue, gains on the sale or exchange of non-strategic assets and reserve exchanges, joint venture revenue and other miscellaneous revenue. Other revenue for the third quarter of 2009 includes a pre-tax gain of $24.9 million on the exchange of coal reserves.

Costs

	Three Months Ended
	September 30,
			Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In Thousands)
Costs and expenses
Cost of produced coal revenue	$630,456	$431,697	$198,759	46%
Freight and handling costs	65,405	52,523	12,882	25%
Cost of purchased coal revenue	26,116	18,366	7,750	42%
Depreciation, depletion and amortization,
applicable to:
Cost of produced coal revenue	76,839	66,105	10,734	16%
Selling, general and administrative	15,725	164	15,561	nm
Selling, general and administrative	23,153	21,549	1,604	7%
Other expense	718	608	110	18%
Loss (Gain) on derivative instruments	2,209	4,765	(2,556)	(54%)
Total costs and expenses	$840,621	$595,777	$244,844	41%

Cost of produced coal revenue increased primarily due to a higher volume of produced tons sold to 9.9 million in the third quarter of 2010, from 8.7 million in the third quarter of 2009.  Additional factors leading to the increase were lower productivity attributable to discrete geologic conditions, increased regulatory enforcement actions and related temporary shutdowns, increased labor turnover rates, higher repairs and supplies expenses, and a higher percentage of underground mine production, which has a higher per ton cost than surface mining.  The UBB tragedy contributed $13.1 million to our Cost of produced coal revenue.

Freight and handling costs increased due to an increase in export tons shipped of 10% in the third quarter of 2010, compared to the same period in 2009.

Cost of purchased coal revenue increased in the third quarter of 2010, compared to the same period in 2009, primarily due to a 57% increase in the amount of purchased tons sold.  Cost of purchased coal revenue per ton decreased to $78.52 during the third quarter of 2010, from $85.78 during the third quarter of 2009.

Depreciation, depletion and amortization applicable to Cost of produced coal revenue increased in the third quarter of 2010, compared to the same period in 2009, primarily due to the addition of the operations from the Cumberland acquisition.  Depreciation, depletion and amortization applicable to Selling, general and administrative increased in the third quarter of 2010, compared to the same period in 2009 as a result of amortization expense recorded on coal sales contracts acquired in April 2010 as part of the acquisition of Cumberland (see Note 6 to the Notes to Condensed Consolidated Financial Statements for further discussion).

Selling, general and administrative expense was higher in the third quarter of 2010, compared to the third quarter of 2009, primarily due to increased advertising and public relations expenses.

Loss (Gain) on derivative instruments for the third quarter of 2010, represents a loss on derivative instruments of $2.2 million ($11.0 million of unrealized losses primarily due to certain contracts identified that no longer qualified for the normal purchase normal sale (“NPNS”) exception that are now accounted for at fair value plus $8.8 million of realized gains due to settlements on existing purchase and sales contracts).  The third quarter of 2009 results included a loss on derivative instruments of $4.8 million ($2.4 million of unrealized losses primarily due to certain contracts identified that no longer qualified for the NPNS exception that are now accounted for at fair value plus $2.4 million of realized losses due to settlements on existing purchase and sales contracts).  See Note 13 to the Notes to Condensed Consolidated Financial Statements for further discussion.

Interest Income

Interest income decreased for the third quarter of 2010, compared to the same period in 2009, as a result of a reduction in interest earned on money market funds during the third quarter of 2010, compared to the same period in 2009.

Interest Expense

Interest expense includes $5.0 million and $4.8 million of non-cash interest expense for the amortization of the discount of our 3.25% Notes for the third quarters of 2010 and 2009, respectively (see Note 7 to the Notes to Condensed Consolidated Financial Statements for further discussion).

Income Taxes

Our effective tax rate is sensitive to changes in estimates of annual pre-tax earnings and percentage depletion.  The increase in the effective tax rate from the third quarter of 2009, to the third quarter of 2010, is primarily the result of differences in pre-tax income, the impact of percentage depletion and projected changes in deferred taxable and deductible differences.  The 2009 income tax rate was impacted by favorable adjustments in connection with the election to forego bonus depreciation and claim a refund for alternative minimum tax credits.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Revenues

	Nine Months Ended
	September 30,
			Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In Thousands)
Revenues
Produced coal revenue	$1,968,514	$1,819,777	$148,737	8%
Freight and handling revenue	201,159	171,253	29,906	17%
Purchased coal revenue	70,405	43,741	26,664	61%
Other revenue	68,873	72,504	(3,631)	(5%)
Total revenues	$2,308,951	$2,107,275	$201,676	10%

The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the first nine months of 2010, compared to the first nine months of 2009:

	Nine Months Ended
	September 30,
			Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In Millions, Except Per Ton Amounts)
Produced tons sold:
Utility	19.4	21.4	(2.0)	(9%)
Metallurgical	6.3	5.5	0.8	15%
Industrial	2.5	2.0	0.5	25%
Total	28.2	28.9	(0.7)	(2%)

Average produced coal revenue per ton sold:
Utility	$61.05	$53.74	$7.31	14%
Metallurgical	97.64	97.60	0.04	0%
Industrial	67.72	68.25	(0.53)	(1%)
Weighted average	$69.80	$63.02	$6.78	11%

Shipments of metallurgical and industrial coal increased during the first nine months of 2010, compared to the same period in 2009 to meet higher demand in 2010 as economic conditions have improved.  Shipments of utility coal decreased in the first nine months of 2010, compared to the same period in 2009, primarily due to lower customer demand in the third quarter as electric utilities continued to draw down from previously high stockpile levels.  The average per ton sales price for utility coal was higher in the first nine months of 2010, compared to the first nine months of 2009, mainly attributable to the addition of higher priced utility coal contracts assumed in the acquisition of Cumberland.

Freight and handling revenue increased due to metallurgical export coal increased to 4.2 million tons shipped in the first nine months of 2010, from 3.5 million tons shipped in the first nine months of 2009.  Overall revenue per ton for export tons shipped increased to $94.50 during the first nine months of 2010, from $83.61 during the first nine months of 2009.

Purchased coal revenue increased in the first nine months of 2010, compared to the same period in 2009, primarily due to a 42% increase in the amount of purchased tons sold and a significant increase in selling price.  Purchased coal revenue per ton increased to $75.84 during the first nine months of 2010, from $66.89 during the first nine months of 2009, as a result of a change in the mix of purchased coal that included more purchased metallurgical coal shipments during the first nine months of 2010, compared to the first nine months of 2009.

Other revenue includes refunds on railroad agreements, royalties related to coal lease agreements, gas well revenue, gains on the sale of non-strategic assets and reserve exchanges, joint venture revenue and other miscellaneous revenue. Other revenue for the first nine months of 2010 includes $9.7 million (pre-tax) from the settlement of certain claims against a service provider, $7.2 million (pre-tax) related to the sale of a claim in a customer bankruptcy proceeding, and a pre-tax gain of $6.9 million on exchanges of coal reserves.  Other revenue for the first nine months of 2009 includes a pre-tax gain of $32.0 million on the sale and exchange of coal reserve interests and other assets.

Costs

	Nine Months Ended
	September 30,
			Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In Thousands)
Costs and expenses
Cost of produced coal revenue	$1,749,822	$1,462,263	$287,559	20%
Freight and handling costs	201,159	171,253	29,906	17%
Cost of purchased coal revenue	65,202	39,061	26,141	67%
Depreciation, depletion and amortization,
applicable to:
Cost of produced coal revenue	273,962	204,524	69,438	34%
Selling, general and administrative	31,969	2,025	29,944	nm
Selling, general and administrative	75,788	63,420	12,368	20%
Other expense	7,311	1,970	5,341	nm
Gain on derivative instruments	(21,795)	(4,479)	(17,316)	nm
Total costs and expenses	$2,383,418	$1,940,037	$443,381	23%

Cost of produced coal revenue increased during the first nine months of 2010, compared to the same period in 2009.  Factors leading to the increase were lower productivity attributable to discrete geologic conditions, increased regulatory enforcement actions and related temporary shutdowns, increased labor turnover rates, higher repairs and supplies expenses, and a higher percentage of underground mine production, which has a higher per ton cost than surface mining.  The UBB tragedy contributed $77.1 million to our Cost of produced coal revenue.

Freight and handling costs increased due to metallurgical export coal increased to 4.2 million tons shipped in the first nine months of 2010, from 3.5 million tons shipped in the first nine months of 2009.

Cost of purchased coal revenue increased in the first nine months of 2010, compared to the same period in 2009, primarily due to a 42% increase in the amount of purchased tons sold.  Cost of purchased coal revenue per ton increased to $67.02 during the first nine months of 2010, from $66.07 during the first nine months of 2009.

Depreciation, depletion and amortization applicable to Cost of produced coal revenue increased in the first nine months of 2010, compared to the same period in 2009, due to the $63.6 million impairment of assets at the UBB mine (see Note 5 to the Notes to Condensed Consolidated Financial Statements for further discussion) and the addition of the operations from the Cumberland acquisition.  Depreciation, depletion and amortization applicable to Selling, general and administrative increased in the first nine months of 2010, compared to the same period in 2009 as a result of amortization expense recorded on coal sales contracts acquired in April 2010 as part of the acquisition of Cumberland (see Note 6 to the Notes to Condensed Consolidated Financial Statements for further discussion).

Selling, general and administrative expense increased due to an $8.5 million charge recorded in relation to a customer pricing dispute, $2.7 million related to the UBB tragedy, and increased advertising and public relations expenses.

Gain on derivative instruments for the first nine months of 2010, represents a gain on derivative instruments of $21.8 million ($5.7 million of unrealized losses primarily due to certain contracts identified that no longer qualified for the NPNS exception that are now accounted for at fair value plus $27.5 million of realized gains due to settlements on existing purchase and sales contracts).  The third quarter of 2009 results included a gain on derivative instruments of $4.5 million ($22.6 million of unrealized gains primarily due to certain contracts identified that no longer qualified for the NPNS exception that are now accounted for at fair value plus $18.1 million of realized losses due to settlements on existing purchase and sales contracts).  See Note 13 to the Notes to Condensed Consolidated Financial Statements for further discussion.

Interest Income

Interest income decreased for the first nine months of 2010, compared to the same period in 2009, as a result of $8.5 million in interest received related to black lung excise tax refunds during the first nine months of 2009. Additionally, due to historically low interest rates, we experienced a significant reduction in interest earned on money market funds during the first nine months of 2010, compared to the same period in 2009.

Interest Expense

Interest expense includes $14.8 million and $13.9 million of non-cash interest expense for the amortization of the discount of our 3.25% Notes for the first nine months of 2010 and 2009, respectively (see Note 7 to the Notes to Condensed Consolidated Financial Statements for further discussion).

Gain on short-term investment

Gain on short-term investment reflects the difference between our book value in the Primary Fund and total distributions received from the fund.  At December 31, 2009, our investment in the Primary Fund was $10.9 million, net of a $6.5 million write-down recorded in 2008.  During the first nine months of 2010, we received distributions from the Primary Fund in the amount of $15.6 million. Consequently, we recorded a $4.7 million gain.

Income Taxes

Our effective tax rate is sensitive to changes in estimates of annual pre-tax earnings and percentage depletion. The increase in the effective tax rate from the first nine months of 2009, to the first nine months of 2010, is primarily the result of differences in pre-tax income, the impact of percentage depletion and projected changes in deferred taxable and deductible differences.  The UBB charges of $143.4 million impacted the 2010 income tax rate with a $94.7 million benefit during the first nine months of 2010.  Also impacting the 2010 income tax rate was a $2.6 million charge related to the reduction in the tax benefit available to us as a result of the PPACA signed into law in March 2010.  Our income tax benefit during the first nine months of 2009 was impacted by favorable adjustments in connection with the election to forego bonus depreciation and claim a refund for alternative minimum tax credits.

Liquidity and Capital Resources

At September 30, 2010, our available liquidity was $571.0 million, comprised of Cash and cash equivalents of $477.0 million and $94.0 million of availability from our asset-based revolving credit facility (“ABL”).  Our total debt-to-book capitalization ratio was 40.9% at September 30, 2010.

Our Debt was comprised of the following:

	September 30, 2010	December 31, 2009
	(In Thousands)
6.875% senior notes due 2013, net of discount
of $2,727 and $3,273, respectively	$757,273	$756,727
3.25% convertible senior notes due 2015, net of discount
of $117,852 and $132,628, respectively	541,211	526,435
6.625% senior notes due 2010	-	21,949
2.25% convertible senior notes due 2024	9,647	9,647
Capital lease obligations	3,144	4,328
Total debt	1,311,275	1,319,086
Amounts due within one year	(3,077)	(23,531)
Total long-term debt	$1,308,198	$1,295,555

We believe that during the third quarter of 2010 we were, and currently are, in compliance with our debt covenants.

6.625% Notes

During January 2010, we redeemed at par the remaining $21.9 million of our 6.625% senior notes due 2010.

Authorized Common Stock

On October 6, 2010, at a Special Meeting of Stockholders, our stockholders approved an increase of authorized shares of Common Stock from 150,000,000 to 300,000,000 shares.

Common Stock Issuance

On March 23, 2010, we completed a registered underwritten public offering of 9,775,000 shares of our Common Stock at a public offering price of $49.75 per share, resulting in proceeds to us of $466.8 million, net of fees.  In April 2010, we used the net proceeds of this offering and 6,519,034 shares of Common Stock (fair valued at $289.5 million on the day of the acquisition) to fund a portion of the consideration for the acquisition of Cumberland.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for a more complete discussion.

Common Stock Repurchases

During the second quarter of 2010, we repurchased 861,439 shares of Common Stock at an average price of $36.92, for a total cost of $31.8 million.  The Common Stock was repurchased under a stock repurchase program (the “Repurchase Program”) authorized by our Board of Directors on November 14, 2005, authorizing us to repurchase shares of Common Stock from time to time up to an aggregate amount not to exceed $500 million, as market conditions warrant and existing covenants permit.  Prior to this share repurchase, we had $420 million available under the 2005 authorization.  We did not repurchase any shares in the third quarter of 2010.  Shares repurchased in 2010 under the program have been recorded as Treasury stock in the Condensed Consolidated Balance Sheet.

Asset-Based Credit Facility

On November 8, 2010, we entered into an amended and restated asset-based revolving credit agreement, which provides for available borrowings, including letters of credit, of up to $200 million, depending on the level of eligible inventory and accounts receivable.  Subject to current conditions, at any time prior to maturity, the Borrower may elect to increase the size of the facility up to $250 million.  The previous asset-based revolving credit agreement provided for available borrowings, including letters of credit, of up to $175 million, depending on the level of eligible inventory and accounts receivable.  In addition, we extended the facility’s maturity to May 2015.  As of September 30, 2010, there were $76.4 million of letters of credit issued and there were no outstanding borrowings under this facility.

Cash Flow

Net cash provided by operating activities was $268.1 million for the first nine months of 2010, compared to $232.1 million for the first nine months of 2009.  Cash provided by operating activities reflects Net income adjusted for non-cash charges and changes in working capital requirements.

Net cash utilized by investing activities was $880.3 million and $183.0 million for the first nine months of 2010 and 2009, respectively.  The cash used in investing activities reflects capital expenditures in the amount of $278.5 million and $223.0 million for the first nine months of 2010 and 2009, respectively.  These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, projects to improve the efficiency of mining operations and for compliance with safety regulations.  The recent acquisition of Cumberland resulted in a net cash outflow of $630.0 million (net of cash acquired of $14.7 million).  Additionally, the first nine months of 2010 and 2009 included $3.0 million and $15.7 million, respectively, of proceeds provided by the sale of assets.  The first nine months of 2010 also includes $9.6 million of proceeds from insurance recoveries.

Net cash provided and (utilized) by financing activities was $423.5 million and $16.1 million for the first nine months of 2010 and 2009, respectively.  Financing activities for the first nine months of 2010 primarily reflects a registered underwritten public equity offering, resulting in proceeds to us of $466.8 million, net of fees, partially offset by the repayment of our 6.625% Notes of $21.9 million.  During the first nine months of 2010, we repurchased shares of Common Stock for $31.8 million.  Financing activities for the first nine months of 2010 and 2009 also reflects payments of $17.4 million and $15.3 million, respectively, for the regular quarterly dividend on shares of Common Stock.  Members exercising stock options during the first nine months of 2010 and 2009 resulted in cash inflows of $12.0 million and $1.2 million, respectively.  Proceeds from sale-leaseback transactions resulted in cash inflows of $16.5 million for the first nine months of 2010.

We believe that cash on hand, cash generated from operations and our borrowing capacity will be sufficient to meet our working capital requirements, scheduled debt payments, potential share repurchases and debt repurchases, anticipated dividend payments, expected settlements of outstanding litigation, anticipated capital expenditures and costs related to the UBB tragedy (see Notes 5, 10 and 16 to the Notes to Condensed Consolidated Financial Statements), including any increased premiums for insurance, any claims that may be asserted against us and other expenses that are not covered, in whole or in part, by our insurance policies, for at least the next twelve months.  Nevertheless, our ability to satisfy our debt service obligations, repurchase shares and debt, pay dividends, pay settlements or judgments in respect of pending litigation, fund planned capital expenditures or pay the costs related to the UBB tragedy, will substantially depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry, debt covenants and financial, business and other factors, some of which are beyond our control.

We frequently evaluate potential acquisitions.  As a result of the cash needs we have described above and possible acquisition opportunities, in the future we may consider a variety of financing sources, including debt or equity financing.  Currently, other than our ABL, we have no commitments for any additional financing.  We cannot be certain that we will be able to obtain additional financing on terms that we find acceptable, if at all, through the issuance of equity securities or the incurrence of additional debt.  Additional equity financing may dilute our stockholders, and debt financing, if available, may among other things, restrict our ability to repurchase shares of Common Stock, declare and pay dividends and raise future capital.  If we are unable to obtain additional needed financing, it may prohibit us from making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our prospects for long-term growth.

Debt Ratings

Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”) rate our long-term debt.  On October 19, 2010, the outlook for our S&P ratings was changed from Negative to Watch Developing in response to a Wall Street Journal article saying that Massey is considering strategic options.  As of November 5, 2010, the outlook for our Moody’s ratings was Stable.

A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs, the costs of maintaining certain contractual relationships and future financings.

Certain Trends and Uncertainties

In addition to trends and uncertainties set forth below, please refer to “Certain Trends and Uncertainties” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, of our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010, and June 30, 2010, for a discussion of certain trends and uncertainties that may impact our business.

Increased regulatory enforcement as a result of the tragedy at UBB has had and may continue to have a negative impact on our business.

As a result of the April 5, 2010 UBB tragedy, MSHA has significantly increased regulatory enforcement in our mines.  The increased regulatory enforcement significantly impacted our productivity and operating results for the second and third quarters of 2010.  If MSHA continues to order certain of our mines to be temporarily closed or permanently closes such mines, our ability to meet our customers’ demands could be adversely affected, which would adversely affect our financial position, results of operations and cash flows.

We may be required to recognize additional charges in our financial results for losses related to the tragedy at UBB.

As a result of the UBB tragedy on April 5, 2010, we have recognized a pre-tax charge of $143.4 million, $14.5 million of which was reported as part of our financial earnings for the third quarter of 2010.  This charge relates to the benefits being provided to the families of the fallen miners, costs associated with the rescue and recovery efforts, an impairment charge for the write-off of equipment, mine development and longwall panel costs impacted by the tragedy, possible legal and other contingencies.  Given the uncertainty of the outcome of current investigations, including whether we become subject to possible civil penalties or enforcement actions, it is possible that the total costs incurred related to this tragedy could exceed our current estimates.  We continue to evaluate the impact of this event on our business, and these reviews may result in future additional charges and costs, which would adversely affect our business, financial position, results of operations and cash flows.

Federal, state and local laws and government regulations applicable to mining operations may increase our costs.

We incur substantial costs and liabilities under increasingly strict federal, state and local environmental, health and safety and endangered species laws, regulations and enforcement policies.  Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations.  In this regard, MSHA and the State of West Virginia have begun a joint investigation into the cause of the April 5, 2010 accident at our UBB mine at our Performance resource group in West Virginia.  The costs of compliance with applicable regulations and liabilities assessed for compliance failure could have a material adverse impact on our cash flows, results of operations or financial condition.

New legislation and new regulations, including legislation and regulations resulting from the April 5, 2010 accident at our UBB mine, may be adopted which could materially adversely affect our mining operations, cost structure or our customers’ ability to use coal.  New legislation and new regulations may also require us, as well as our customers, to significantly change operations or incur increased costs.  The United States Environmental Protection Agency has undertaken broad initiatives to increase compliance with emissions standards and to provide incentives to our customers to decrease their emissions, often by switching to an alternative fuel source or by installing scrubbers or other expensive emissions reduction equipment at their coal-fired plants.

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

From time to time we use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations. At September 30, 2010, we had $134.6 million of letters of credit outstanding of which $58.2 million were collateralized by $59.4 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks and $76.4 million were issued under our ABL.  No claims were outstanding against those letters of credit as of September 30, 2010.

We use surety bonds to secure reclamation, workers’ compensation, wage payments and other miscellaneous obligations.  As of September 30, 2010, we had $355.3 million of outstanding surety bonds.  These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $334.2 million and other miscellaneous obligation bonds of $21.1 million.  Outstanding surety bonds of $46.1 million are secured with letters of credit.

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

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the quarterly period ended September 30, 2010, are not necessarily indicative of results that can be expected for the full year.  Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2009, and our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2010, and June 30, 2010, for a discussion of our critical accounting estimates and assumptions.

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

This accounting standard update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The initial adoption of this accounting standard update did not have a material impact on our financial position or results of operations and the adoption for disclosures effective for interim and annual reporting periods beginning after December 15, 2010 is not expected to have a material impact on our cash flows, financial position or results of operations.  See Note 14 to the Notes to Condensed Consolidated Financial Statements for more information on our Fair Value Measurements and Disclosures.

In April 2010, the FASB issued an accounting standard update, amending disclosure requirements related to income taxes, as a result of the PPACA, which became law on March 23, 2010, and was subsequently amended on March 30, 2010.  Beginning in fiscal year 2014, the tax deduction available to us will be reduced to the extent our drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program.  Because retiree health care liabilities and the related tax impacts are already reflected in our Condensed Consolidated Financial Statements, we are required to recognize the full accounting impact of this accounting standard update in the period in which the PPACA was signed into law.  The total non-cash charge to Income tax expense related to the reduction in the tax benefit was $2.6 million, and was recorded in the first quarter of 2010.

Item 3:  Quantitative and Qualitative Discussions About Market Risk

In addition to quantitative and qualitative discussions about market risk set forth below, please refer to Item 7A. Quantitative and Qualitative Discussions About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of certain market risk factors, which may impact our business.

Our derivative contracts that do not qualify for NPNS designation give rise to commodity price risk, which represents the potential gain or loss that can be caused by an adverse change in the price of coal. See Note 13 to the Notes to Condensed Consolidated Financial Statements for further discussion of our derivatives. The outstanding purchase and sales contracts at September 30, 2010, that are accounted for as derivative instruments, are summarized as follows:

		Tons
	Price Range	Outstanding	Delivery Period
Purchase Contracts	$56.50 - $67.00	750,000	10/01/10 - 12/01/11
Sales Contracts	$56.25 - $127.00	1,634,250	10/01/10 - 12/01/11

As of September 30, 2010, a hypothetical increase of 10% in the forward market price would result in an additional fair value loss recorded for these derivative instruments of $6.1 million.  A hypothetical decrease of 10% in the forward market price would result in a fair value gain recorded for these derivative instruments of $6.1 million.

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

There has been no change in our internal control over financial reporting during the three months ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretative release issued by the Staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in September 2004, as revised on September 24, 2007, regarding Securities Exchange Act Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, our management determined that it would exclude the business of Cumberland from the scope of its assessment of changes in internal control over financial reporting for the three months ended September 30, 2010.  The reason for this exclusion is that we acquired Cumberland in April 2010 and it was not possible for management to conduct an assessment of internal control over financial reporting in the period between the date the acquisition was completed and the date of management’s assessment.  Accordingly, management excluded Cumberland from its assessment of changes to internal control over financial reporting during the quarter ended September 30, 2010.  Cumberland will be included in management’s assessment of internal control over financial reporting starting no later than our annual assessment for the fiscal year beginning January 1, 2011.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Derivative Litigation

A number of purported stockholders have brought lawsuits derivatively on behalf of Massey Energy Company (“Massey”), in West Virginia and Delaware state courts, in connection with the April 5, 2010, tragedy at UBB and related claims.

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

On April 21, 2010, purported Massey stockholder, International Union of Operating Engineers Pension Fund of Eastern Pennsylvania and Delaware (“IUOE”), filed a derivative lawsuit in the Circuit Court of Wyoming County, alleging that certain current and former members of the Board of Directors breached their fiduciary duties by failing to monitor and oversee Massey’s employees, which failure allegedly resulted in failures to comply with applicable health, safety and environmental laws and regulations (the “West Virginia IUOE Action”).  IUOE seeks (1) a declaration that defendants breached their fiduciary duties; (2) compensatory and consequential damages to Massey; and (3) an award to IUOE of fees and expenses incurred in pursuing this action.  As described below, the West Virginia IUOE Action has been dismissed without prejudice and refiled in Delaware Chancery Court.

    On April 22, 2010, purported Massey stockholder, Philip R. Arlia (“Arlia”), filed a derivative lawsuit in the Circuit Court of Raleigh County, alleging that certain current and former members of the Board of Directors and Massey officers breached their fiduciary duties, committed gross mismanagement and abused their abilities to control Massey by (1) failing to monitor and oversee Massey’s employees, which failure allegedly resulted in the tragedy at UBB, fines against Massey for safety-related violations and lawsuits on behalf of injured workers, residents and others; (2) awarding Chairman Blankenship allegedly excessive compensation; (3) making false and misleading statements to Massey’s stockholders; and (4) failing to prevent Chairman Blankenship’s alleged “sharp business practices” (the “Arlia Action”).  Arlia seeks (1) a declaration that defendants have breached and are breaching their fiduciary duties; (2) an award of compensatory and punitive damages; (3) an award to Arlia of costs and disbursements; (4) an injunction compelling the Board of Directors to cause Massey, its executives and managers not to violate applicable safety and environmental laws, rules and regulations; and (5) the appointment of an independent corporate monitor for the development and implementation of safety and environmental compliance protocols.  As described below, the Arlia Action has been consolidated with the Manville Action.

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

On April 27, 2010, purported Massey stockholder, Brian Lynch (“Lynch”), filed a derivative lawsuit in the Circuit Court of Raleigh County, alleging that certain current and former members of the Board of Directors and Massey officers breached their fiduciary duties, wasted corporate assets and unjustly enriched themselves by (1) failing to monitor and oversee Massey’s employees, which failure allegedly resulted in the tragedy at UBB and systematic violations of safety and environmental rules and regulations; (2) making false and misleading statements to Massey’s stockholders; and (3) accepting compensation while breaching their fiduciary duties (the “Lynch Action”).  Lynch seeks (1) an award for all damages sustained as a result of defendants’ various alleged breaches of fiduciary duty; (2) an order requiring Chairman Blankenship to step down as Chairman and CEO, directing Massey to separate position of Chairman and CEO and directing Massey to take certain actions to improve its internal controls relating to worker safety; (3) equitable and/or injunctive relief restricting defendants’ assets so as to assure that plaintiff has an effective remedy; (4) disgorgement of all compensation paid by Massey to defendants; and (5) an award of fees, costs and expenses to Lynch.  As described below, the Lynch Action has been consolidated with the Manville Action.

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

On July 19, 2010, the Manville Defendants filed Joint Motions to Dismiss the Manville Action on the grounds that the Manville Plaintiffs did not make a pre-suit demand on the Board of Directors or allege with particularity why such demand was excused and because the Manville Plaintiffs failed to state a claim upon which relief could be granted.  On August 11, 2010, Manville filed a Motion to Consolidate the Manville Action with the contempt proceeding, described below.  The Manville Defendants’ Joint Motion to Stay and Joint Motions to Dismiss are pending before the Circuit Court of Kanawha County.

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

On June 24, 2010, purported stockholder, IUOE, refiled the West Virginia IUOE Action, which it had dismissed without prejudice, in the Chancery Court (the “Delaware IUOE Action”).  The refiled action was similar substantively to the West Virginia IUOE Action.  On July 7, 2010, IUOE—now joined by LAMPERS—amended its complaint, adding additional allegations relating to the defendants’ alleged breaches of fiduciary duties.  The amended complaint seeks (1) an award against defendants for restitution and/or compensatory damages in favor of Massey; (2) removal of Chairman Blankenship from office; and (3) an award to IUOE and LAMPERS of their costs, disbursements and reasonable allowances for fees for counsel and experts.

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

On September 7, 2010, Taylor withdrew her Motion for Consolidation and Appointment of Lead Plaintiff and Lead Counsel and requested that the court grant NJBL, IUOE and LAMPERS’ Motion for Consolidation, Appointment as Lead Plaintiffs and Appointment of Co-Lead Counsel.

On October 19, 2010, Hutt, Taylor, NJBL, IUOE and LAMPERS informed the court that they had reached an agreement to consolidate the respective actions and submitted a Stipulation and (Proposed) Order of Consolidation for the Chancery Court’s approval.  The Stipulation provides for the consolidation of the actions and the appointment of NJBL, IUOE, LAMPERS and Hutt as Co-Lead Plaintiffs.  The Stipulation further provides that the Co-Lead Plaintiffs must file an Amended and Consolidated Shareholder Derivative Complaint five business days after all Co-Lead Plaintiffs are granted access to certain documents that were produced by Massey to Hutt in response to a demand under Section 220 of the Delaware General Corporation Law.  On October 21, 2010, the Chancery Court approved the Stipulation and ordered that the actions be consolidated for all purposes.

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

On August 11, 2010, Manville filed a Motion to Consolidate the Manville Action, described above, with the contempt proceeding.  On August 18, 2010, defendants filed an opposition to Manville’s Motion to Consolidate.  This motion remains pending before the Circuit Court of Kanawha County.

We and the Defendants have insurance coverage applicable to these matters.  We believe these matters will be resolved without a material adverse impact on our cash flows, results of operations or financial condition.

Other Legal Proceedings

We are parties to a number of other legal proceedings, incident to our normal business activities.  These include, for example, contract disputes, personal injury claims, property damage claims, environmental and safety issues, and employment matters.  While we cannot predict the outcome of any of these proceedings, based on our current estimates we do not believe that any liability arising from these matters individually or in the aggregate should have a material adverse impact upon our consolidated cash flows, results of operations or financial condition.

It is possible, however, that the ultimate liabilities in the future with respect to these lawsuits and claims, in the aggregate, may be materially adverse to our cash flows, results of operations or financial condition.

We strive to maintain compliance with all applicable laws at all times. Shortly after the UBB tragedy, the number of citations, orders and notices of violation issued by MSHA and other regulatory agencies increased significantly.  When we receive a citation, order, or notice of violation, we attempt to promptly abate the condition cited, whether or not we agree as to whether the condition constitutes a violation.  Additionally, we either pay the assessed penalties, or, if we dispute the alleged facts behind the violation or the amount of the penalty relative to the violation, we contest the matter.  While these matters have not previously resulted in a material adverse impact on our cash flows, results of operations or financial condition, they could in the future have such an impact.  In addition, if one or more of our operations is placed on a pattern of violations by the regulatory authorities, such designation and the enhanced enforcement regime that accompanies such designation could have a material adverse effect on our cash flows, results of operations or financial condition.

We continue to move forward with a great sense of urgency, intensifying our efforts and commitment to significantly reduce the number of infractions received from MSHA and other regulatory agencies.  As an example of our commitment, on October 29, 2010, we idled production at our 92 underground coal producing sections to conduct site specific training at these operations and to reinforce the fact that we expect our miners to follow all safety rules and regulations.  We reviewed past violations at these operations and emphasized best practices to eliminate future violations.  In addition, each mine conducted its own safety inspection and all identified safety infractions were remediated before recommencing production.

    Material developments in legal proceedings affecting us, as previously described in Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2009, and in subsequently filed interim reports, as they relate to the fiscal quarter ended September 30, 2010, are set forth in Note 16, “Contingencies,” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and are incorporated herein by reference.

 Item 1A. Risk Factors

We are subject to a variety of risks, including, but not limited to those referenced under the heading “Certain Trends and Uncertainties” of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and those referenced herein to other Items contained in our Annual Report on Form 10-K for the year ended December 31, 2009, including Item 1. Business, under the headings “Customers and Coal Contracts,” “Competition,” and “Environmental, Safety and Health Laws and Regulations,” Item 1A. Risk Factors, Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “Critical Accounting Estimates and Assumptions,” “Certain Trends and Uncertainties” and elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Except as set forth under “Certain Trends and Uncertainties” and elsewhere under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, we do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 as supplemented by Item 1A. of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010, and June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about shares of Common Stock that were purchased during the third quarter of 2010.

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total Number		as Part of Publicly	that May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under
Period	Purchased	Paid per Share	or Programs (1)	the Plan

July 1 through July 31	-	$-	-	-
August 1 through August 31	-	$-	-	9,216,008	(2)
September 1 through September 30	-	$-	-	-
Total	-		-	9,216,008

(1)  We maintain a share repurchase program, which was authorized by the Board of Directors and announced on November 14, 2005 that provides we may repurchase shares of Common Stock for an aggregate amount not to exceed $500 million. The Repurchase Program does not require us to acquire any specific number of shares, may be terminated at any time and has no expiration date.

(2)  Calculated using the $388 million that may yet be purchased under the Repurchase Program and a price per share of $42.12, the closing price of Common Stock as reported on the New York Stock Exchange on October 27, 2010.

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

As required by the reporting requirements regarding coal mine safety included in §1503(a)(1) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the table below presents the following information for the three months ended September 30, 2010, except for pending legal actions, which are as of September 30, 2010, for each coal mine of which we or a subsidiary of ours is an operator:

(a)
The total number of FMSH Act section 104 significant and substantial citations received, which are for alleged violations of a mining safety standard or regulation where there exists a reasonable likelihood that the hazard could result in an injury or illness of a reasonably serious nature;

(b)
The total number of FMSH Act section 104(b) orders received, which are for an alleged failure to totally abate the subject matter of a FMSH Act section 104(a) citation within the period specified in the citation;

(c)
The total number of FMSH Act section 104(d) citations and orders received, which are for an alleged unwarrantable failure (i.e., aggravated conduct constituting more than ordinary negligence) to comply with a mining safety standard or regulation;

(d)
The total number of flagrant violations (i.e., reckless or repeated failure to make reasonable efforts to eliminate a known violation of a mandatory health or safety standard that substantially and proximately caused, or reasonably could have been expected to cause, death or serious bodily injury) under §110(b)(2) of the FMSH Act received;

(e)
The total number of imminent danger orders (i.e., the existence of any condition or practice in a coal or other mine which could reasonably be expected to cause death or serious physical harm before such condition or practice can be abated) issued under §107(a) of the FMSH Act;

(f)
The total dollar value of proposed assessments from MSHA under the FMSH Act.  With respect to the total dollar value, the information provided is based upon the most current information available from MSHA as of October 12, 2010, as well as our estimate of assessments for violations received for which such information has not yet been made available;

(g)	The total number of mining-related fatalities; and

(h)
The total number of pending legal actions before the Federal Mine Safety and Health Review Commission as required by §1503(a)(3) of the Dodd-Frank Act; see Exhibit 99.1 for a complete listing of pending legal actions for each coal mine of which we or a subsidiary of ours is an operator.

Mine	( a ) #	( b ) #	( c ) #	( d ) #	( e ) #	( f ) $	(g) #	(h) #
#1 Prep Plant (Sidney)	-	-	-	-	-	$112		8
Alex Energy Loadout	-	-	-	-	-	$112		1
Allegiance Mine	19	-	8	-	-	$221,592		20
Allen Powellton Mine	10	-	-	-	-	$34,120		7
Alloy Powellton	6	-	-	-	-	$185,301		-
Aracoma Alma Mine #1	33	1	1	-	-	$57,688		5
Bent Branch Energy Co Mine No 1	-	-	-	-	-	$-		1
Beetree Surface Mine	3	-	-	-	-	$2,093		-
Big Creek No 2 Surface Mine	1	-	-	-	-	$525		-
Black Castle Mining Co	19	1	-	-	-	$39,817		7
Black King I North Portal	10	-	1	-	-	$25,380		10
Black Knight II	5	-	-	-	-	$10,892		16
Blue Pennant Transfer	-	-	-	-	-	$112		1
Brushy Eagle	6	-	2	-	-	$18,167		9
Camp Branch Mine	-	-	-	-	-	$-		6
Castle East Portal	-	-	-	-	-	$112		3
Castle Mine	-	1	-	-	-	$1,693		11
Cedar Grove #1 Mine	1	-	-	-	-	$727		-
Chess Processing	3	-	-	-	-	$4,609		4
Chesterfield Prep Plant	-	-	-	-	-	$-		6
Coal Creek Prep Plant	2	-	2	-	-	$8,310		-
Cook Mine	11	-	-	-	-	$8,913		-
Coon Cedar Grove Mine	-	-	-	-	-	$336		8
Delbarton Preparation Plant	-	-	-	-	-	$-		5
Derby Wilson Mine	15	-	-	-	1	$13,140		-

Mine	( a ) #	( b ) #	( c ) #	( d ) #	( e ) #	( f ) $	(g) #	(h) #
Diamond Energy	22	-	-	-	-	$48,545		13
Edwight Surface Mine	-	-	-	-	-	$-		4
Emily Creek Energy	-	-	-	-	-	$-		1
Fraley Branch Surface Mine	5	-	-	-	-	$4,023		6
Freeze Fork Surface Mine	-	-	-	-	-	$-		12
Grassy Creek No 1	8	-	1	-	-	$32,838		17
Green Valley Trucking	-	-	-	-	-	$1,523		1
Guyandotte Energy Slope Mine #2	-	-	-	-	-	$-		2
Halfway Branch Surface Mine	-	-	-	-	-	$112		-
Hatfield Energy Mine	13	-	-	-	-	$30,902		2
Hernshaw Mine	3	-	-	-	-	$5,507		1
Highland Coal Handling Facility	-	-	-	-	-	$336		2
Homer III Processing	1	-	-	-	-	$2,688		2
Hominy Creek Mine	5	-	-	-	-	$7,594		3
Horse Creek Eagle	12	1	-	-	-	$35,240		8
Hunter Peerless Mine	1	-	-	-	-	$4,666		2
Hurricane Branch Strip #1	-	-	-	-	-	$112		-
Massey HWM #11	2	-	-	-	-	$6,619		-
Jerry Fork Eagle	-	-	-	-	-	$2,953		10
Justice #1	21	-	2	-	-	$123,067		22
Kepler Sewell Mine #1	-	-	-	-	-	$112		-
Laurel Coalburg Tunnel Mine	13	-	2	-	-	$110,276		2
Laurel Creek/Spirit Mine	-	-	-	-	-	$540		2
Liberty Processing	-	-	-	-	-	$-		7
Lower Big Branch Impoundment	-	-	-	-	-	$112		-
Coalgood Loadout	1	-	-	-	-	$1,347		-
Long Fork Preparation Plant	2	-	-	-	-	$1,034		18
Long Pole Energy Mine	4	-	-	-	-	$2,683		1
Looney Creek Marker Mine	3	-	-	-	-	$7,032		-
Looney Creek Taggart Mine	19	-	-	-	-	$29,794		-
Love Branch Mine Count	-	-	-	-	-	$-		20
Love Branch South	27	1	-	-	-	$42,334		2
Low Splint A Mine	15	-	-	-	-	$30,263		-
Mammoth #2 Gas	7	-	-	-	-	$18,602		7
Mammoth Coal Processing Pl & Riv Tipple	-	-	-	-	-	$2,330		-
Marfork Processing	1	-	-	-	-	$308		4
Marker Portal Mine	-	-	-	-	-	$120		-
Marsh Fork Mine	21	2	9	-	-	$192,924		9
Meade Branch Surface	1	-	-	-	-	$176		1
Mine #1 (Cave Spur)	5	-	-	-	-	$10,832		-
Mine #1 (Clean Energy)	18	1	5	-	-	$67,798		30
Mine #1 (Freedom Energy)	59	-	18	-	-	$256,074		62
Mine #1 (Rockhouse Energy)	17	-	-	-	-	$68,035		31
Mine #1 (Solid Energy)	7	-	-	-	-	$14,627		15
Mine No 1 (Bluff Spur)	4	-	-	-	-	$6,462		-
Mine No 1 (Stillhouse Mining)	4	-	-	-	-	$12,842		1
Mine No 2 (Big Laurel Mining)	14	-	-	-	-	$26,323		15
Mine No 2 (Stillhouse Mining)	7	-	-	-	-	$10,486		-
Mine No 4 (North Fork)	16	-	-	-	-	$27,244		7
Mine No 5 (Guest Mountain)	5	-	-	-	-	$13,335		2

Mine	( a ) #	( b ) #	( c ) #	( d ) #	( e ) #	( f ) $	(g) #	(h) #
Mine No 5 (North Fork)	9	-	-	-	-	$22,021		-
Mine No. 1 (Cloverlick Coal)	7	-	-	-	-	$8,796		-
Mine No. 1 (Osaka Mining)	31	1	1	-	-	$78,996		2
Mine No. 1 (Panther Mining)	32	-	-	-	-	$85,464		1
Mine No. 3 (Cloverlick Coal)	5	-	-	-	-	$7,140		-
Mine No. 3 (Mill Branch Coal)	3	-	-	-	-	$7,413		-
Mine No. 4 (Dorchester)	20	-	-	-	-	$39,585		4
Moore Processing	-	-	-	-	-	$2,385		-
MTR Surface Mine	-	-	-	-	-	$-		3
MTR Wolf Creek Mine	-	-	-	-	-	$112		4
New Ridge Mining Company	-	-	-	-	-	$112		4
No 1 (M3 Energy)	4	1	-	-	-	$6,144		20
No 1 Preparation Plant (Green Valley)	3	-	-	-	-	$2,243		-
No 1 Surface (Alex Energy)	-	-	-	-	-	$-		8
No 130 Mine	-	-	-	-	-	$2,848		7
No. 1 (Process Energy)	16	-	-	-	-	$20,933		18
North Surface Mine	-	-	-	-	-	$-		4
Parker Peerless Mine	11	-	4	-	1	$52,380		11
Phillips Rider No. 1 Mine	2	-	-	-	-	$626		-
Plant No 1 (Pigeon Creek)	1	-	-	-	-	$1,413		-
Pocahontas Mine	36	-	3	-	-	$35,138	1	1
Power Mountain Processing	3	-	1	-	-	$7,279		2
Preparation Plant (Goals)	-	-	-	-	-	$-		1
Preparation Plant (Martin County)	31	4	1	-	1	$31,993		2
Preparation Plant (Stirrat)	1	-	-	-	-	$2,341		2
Randolph Mine	34	1	6	-	-	$176,966		10
Red Cedar Surface	-	-	-	-	-	$-		4
Republic Energy	5	-	-	-	-	$7,513		3
Right Fork Splint	-	-	-	-	-	$348		1
River Fork Powellton #1	-	-	-	-	-	$-		1
Road Fork #51 Mine	24	-	2	-	1	$104,574		14
Roundbottom Powellton Deep Mine	22	-	2	-	-	$91,645		11
Round Bottom Surface Mine	1	-	-	-	-	$532		1
Ruby Energy	31	-	8	-	-	$292,287		21
Rum Creek Preparation Plant	6	-	2	-	-	$20,520		7
Seng Creek Powellton	42	-	10	-	1	$170,459		3
Shadrick 5 Block	14	-	1	-	-	$174,980		2
Sidney Coal Company, Inc.	-	-	-	-	-	$-		1
Sidney Trucking	-	-	-	-	-	$-		1
Slabcamp	14	-	1	-	-	$87,896		2
Slip Ridge Cedar Grove Mine	24	-	2	-	-	$84,817		14
Stockton Mine	2	-	-	-	-	$2,626		1
Superiour Surface Mine	-	-	-	-	-	$-		7
Talon Loadout	1	1	-	-	-	$750		-
Taylor Fork Energy	25	1	-	-	-	$51,188		21
Tiller No 1	26	-	3	-	-	$46,839		32
Tower Mountain	-	-	-	-	-	$-		3
Trace Transport	-	-	-	-	-	$13,239		-
Transport Mine	1	-	-	-	-	$585		-
Triumph Mine	33	7	4	-	-	$85,713		9

Mine	( a ) #	( b ) #	( c ) #	( d ) #	( e ) #	( f ) $	(g) #	(h) #
Tunnel Mine	1	-	-	-	-	$763	-
Twilight Mtr Surface Mine	7	-	-	-	-	$9,435	-
Upper Big Branch Mine Raw Coal Facility	-	-	-	-	-	$-	1
Upper Big Branch Mine-South	161	12	17	-	2	$590,327	52
Voyager #7	12	-	-	-	-	$116,802	14
West Cazy Surface Mine	-	-	-	-	1	$-	2
White Buck No. 2	-	-	-	-	-	$112	2
White Cabin #7	9	-	-	-	-	$10,712	6
White Queen	-	-	-	-	-	$100	6
Winifrede #1 Mine Count	-	-	-	-	-	$-	2
Zigmond Processing	2	-	-	-	-	$1,615	-

In addition, as required by the reporting requirements regarding coal mine safety included in §1503(a)(2) of the Dodd-Frank Act, the following is a list for the three months ended September 30, 2010, of each coal mine of which we or a subsidiary of ours is an operator, that has received written notice from MSHA of:

(a)
a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under §104(e) of the FMSH Act:

None; or

(b)	the potential to have such a pattern:

None

Item 6. Exhibits
3.1	Amended and Restated Certificate of Incorporation effective October 6, 2010 [filed as Exhibit 3.1 to the Company’s Form 8-K filed on October 6, 2010 and incorporated by reference].
3.2	Amended and Restated Bylaws (as amended and restated as of October 6, 2010) of Massey Energy Company [filed herewith].
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [filed herewith].
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [filed herewith].
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [furnished herewith].
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [furnished herewith].
99.1
Pending legal actions before the Federal Mine Safety and Health Review Commission for each coal mine of which Massey Energy Company or a subsidiary of Massey Energy Company is an operator as required by §1503(a)(3) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2010, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2010 and 2009 and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY
(Registrant)

Date: November 8, 2010	/s/ Eric. B. Tolbert
Eric B. Tolbert,
Vice President and Chief Financial Officer

Date: November 8, 2010	/s/ David W. Owings
David W. Owings,
Controller