Form 10-K/A
period 2010-12-31
MASSEY ENERGY CO
filed 2011-04-19
CIK 37748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Common stock, $0.625 par value (“Common Stock”), outstanding as of April 7, 2011 — 103,099,660 shares.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III Items 10 through 14 of our previously filed Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2011 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors, provided the definitive proxy statement is filed with the SEC within 120 days after the end of the fiscal year. As a result of the Company’s previously announced and pending merger with Alpha Natural Resources, Inc., the Company’s definitive proxy statement will not be filed within 120 days after the end of the Company’s fiscal year. Completion of the merger remains subject to certain conditions, including the adoption of the merger agreement by our stockholders. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits under Item 15 of Part IV to this Amendment.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and 15(a)(3) of the Original Form 10-K have been amended and restated in their entirety. Except as stated herein, this Amendment does not reflect events occurring after the date of filing of the Original Form 10-K on March 1, 2011, and no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Set forth below is information concerning the age, principal occupation, employment, directorships during the past five years, and other positions with the Company of each director, the year in which he or she first became a director of the Company and his or her term of office as a director. Also set forth below is a brief discussion of the specific experience, qualifications, attributes or skills that led to the conclusion that each director should serve as a director, in light of the Company’s business and structure.

Robert H. Foglesong, Age 65

General Foglesong, U.S. Air Force (retired), has been a director since February 21, 2006 and his term expires in 2011. He is Chairman of the Compensation Committee and is a member of the Audit, Executive, Public Policy and Safety and Environmental Committees.

General Foglesong was President of Mississippi State University from April 2006 to March 2008. Since February 1, 2006 he has been President and Executive Director of the Appalachian Leadership and Education Foundation, a Charleston, West Virginia based non-profit organization focused on identifying and supporting the next generation of leaders in Appalachia. After reaching the rank of four star general, he retired from the U.S. Air Force on February 1, 2006, following 33 years of U.S. military service in over 130 countries. He is a director of Michael Baker Corporation, an engineering and energy management firm and serves on the board of directors of CDEX, Inc., a U.S. publicly-traded company specializing in chemical detection technologies. General Foglesong also was appointed in 2006 by the President of the United States to Co-Chair the U.S. – Russia Joint Commission on POWs/MIAs. General Foglesong is an experienced leader. He made a career in the military managing people and budgets, developing and implementing strategic plans, and protecting and promoting the welfare of Americans at home and abroad. General Foglesong’s combined experience in safety performance and public policy matters and his involvement in developing leaders in Appalachia provide the Board of Directors with valuable insight.

Bobby R. Inman, Age 80

Admiral Inman, U.S. Navy (retired), has been a director since 1985 and his term expires in 2011. He served as the Lead Independent Director until December 3, 2010 when he was appointed as the Chairman of the Board of Directors. Admiral Inman is also the Chairman of the Governance and Nominating and Public Policy Committees and is a member of the Compensation and Executive Committees and an ex officio member of the Audit, Finance and Safety and Environmental Committees.

Admiral Inman has been a tenured professor at the LBJ School of Public Affairs at the University of Texas in Austin since August 2001, holding the Lyndon Johnson Centennial Chair in National Policy. He served as Interim Dean from January 2005 until December 2005 and from January 2009 until March 2010. He was an adjunct professor at the University of Texas from 1987 until August 2004. Admiral Inman previously served as Director of the National Security Agency and Deputy Director of the Central Intelligence Agency. He is a managing director of Gefinor Ventures, Inc. and Limestone Ventures, Inc., both early stage venture capital firms, and has over 25 years of experience in venture capital investments. Admiral Inman previously served on numerous publicly-traded companies and other boards of directors, though none within the past five years.

Admiral Inman is a highly esteemed and experienced leader as illustrated by his military and civilian governmental service accomplishments. Having been on the Board of Directors since 1985, he brings a wealth of knowledge to the boardroom. Admiral Inman has considerable experience in finance and investments as exemplified by his involvement in venture capital management. In addition, his work in public affairs and national policy has given him extensive regulatory and public policy expertise, which is important for the Board of Directors. He also brings broad experience evaluating international and political risk for our engagements with customers and prospective joint venture partners worldwide.

James B. Crawford, Age 68

Mr. Crawford has been a director since February 7, 2005 and his term expires in 2012. He is Chairman of the Safety and Environmental Committee and is a member of the Audit, Compensation and Executive Committees.

Mr. Crawford has been a consultant for Evan Energy Investments, LC, a Richmond, Virginia based company with South American coal interests since February 2004. In December 2005, he became Chairman of Carbones InterAmericanos S.A., a diversified energy company with coal mining and trading operations and ocean port and shipping investments in Venezuela, Colombia, and Cyprus. Mr. Crawford was Chairman and Chief Executive Officer of James River Coal Company from its founding in 1988 until March 2003 and Chairman and Chief Executive Officer of Transco Coal Company from 1982 until 1988. In late 2002 in the midst of the weakest coal market in more than 30 years, Mr. Crawford recommended to James River Coal Company’s creditors and long-term customers a plan for the financial restructuring of James River Coal Company. The creditors chose not to accept the plan, and Mr. Crawford voluntarily resigned on March 17, 2003. On March 25, 2003, James River Coal Company and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Middle District of Tennessee. James River Coal Company and its subsidiaries emerged from bankruptcy on May 6, 2004. Among his other interests, Mr. Crawford is Chair Emeritus and a current member of the Board of Trustees of Colby College, Chair Emeritus of the Collegiate School and current Chairman of the Board of Directors of the Boys and Girls Club of Metro Richmond Foundation.

Mr. Crawford has extensive financial and managerial experience in the coal industry, currently serving as Chairman of Carbones InterAmericanos S.A. He was Chairman and Chief Executive Officer of James River Coal Company for fifteen years and also has prior investment banking experience which provides the Board of Directors with a wealth of business and operational experience. Mr. Crawford’s domestic and international coal mining, trading and shipping experience is also of great value to the Board of Directors in evaluating strategic opportunities.

Robert B. Holland III, Age 58

Mr. Holland has been a director since August 16, 2010 and his term expires in 2012. He is a member of the Governance and Nominating and Safety and Environmental Committees. In addition, Mr. Holland was appointed together with Ms. Welty as the only members of a new committee appointed by the Board of Directors to review all pending stockholder litigation and a related stockholder demand.

Mr. Holland has served in a variety of roles throughout his career. He is Executive Co-Chairman of Max Petroleum plc, an oil exploration company which trades on the AIM division of the London Stock Exchange, where he serves on the compensation committee and as audit committee chairman. Since July 2009, Mr. Holland also has served as a member of the board of directors and the compensation committee of Financial Guaranty Insurance Corporation, a bond and mortgage insurer. He has served on the boards of directors of the following U.S. publicly-traded companies during the previous five years: Pier 1 Imports, Inc., a specialty retail company, and Affiliated Computer Services, Inc., a provider of business process outsourcing and information technology services. From 2002 until 2006, Mr. Holland represented the United States on the Board of Executive Directors of the World Bank. During that time, he served on the World Bank’s audit committee. He holds a law degree from the University of Texas Law School, having practiced corporate law at Jackson Walker LLP and as General Counsel of Triton Energy Limited, a New York Stock Exchange listed international exploration company that was sold to Amerada Hess.

Mr. Holland brings extensive financial and banking experience to the Board of Directors having represented the United States for several years on the Board of Executive Directors of the World Bank. In addition, through his service on the boards of directors of large, publicly-traded companies, Mr. Holland has gained experience in risk oversight, executive compensation and corporate governance matters. Mr. Holland’s international financial experience with the World Bank is also of great value to the Board of Directors in evaluating strategic opportunities.

Stanley C. Suboleski, Age 69

Mr. Suboleski has been a director since May 13, 2008 and his term expires in 2012. He is a member of the Finance, Public Policy and Safety and Environmental Committees.

Mr. Suboleski served as a Commissioner of the Federal Mine Safety and Health Review Commission from June 2003 until his term expired in August 2006. Since that time he has provided mining engineering consulting services, including certain consulting services to us. From December 2001 through May 2003, Mr. Suboleski served as our Executive Vice President and Interim Chief Operating Officer. Following his retirement in December 1997 as Vice President, Operations – Strategy for A.T. Massey Coal Company, Inc. and President of United Coal Company, both Massey subsidiaries, he served as a Professor and as the Department Head of Mining and Minerals Engineering at the Virginia Polytechnic Institute and State University from July 1998 to August 2000. He also serves on the board of OKD Coal Company, the largest underground coal producer in the Czech Republic. Mr. Suboleski received his B.S. and PhD degrees in Mining Engineering from the Pennsylvania State University and his M.S. degree in Mining Engineering from the Virginia Polytechnic Institute and State University.

Mr. Suboleski’s educational training, work experience and regulatory background provide the Board of Directors with a great source of wisdom and insight. Through Mr. Suboleski’s service as a Commissioner of the Federal Mine Safety and Health Review Commission, he has gained substantial knowledge of mining regulations and their application. He also brings to the Board of Directors the industry experience, diverse perspective and innovative thinking that he has gained from working in the mining industry for so many years.

Linda J. Welty, Age 55

Ms. Welty has been a director since August 16, 2010 and her term expires in 2012. She is a member of the Governance and Nominating Committee and the Audit Committee. In addition, Ms. Welty was appointed together with Mr. Holland as the only members of a new committee appointed by the Board of Directors to review all pending stockholder litigation and a related stockholder demand.

Ms. Welty is an experienced global business executive with a record of redirecting and rejuvenating various business enterprises, initiating and leading change within large organizations. During a career spanning more than 33 years in the chemical industry, she served in executive roles with Celanese, Hoechst, H. B. Fuller and Flint Ink, a global printing ink supplier for publication and packaging, where she served as President and Chief Operating Officer from 2003-2005. Since 2005, Ms. Welty has served as an executive advisor to private equity firms in transactions involving specialty chemical companies, providing advice on business valuations, due diligence and value creation strategies. Since 2007 she has served on the board of directors of Vertellus, a global specialty chemical manufacturer serving the agriculture, nutrition, health care, personal care, plastics, inks and coatings market, with over two thirds of its sales derived outside North America. She serves on both the compensation and audit committees of Vertellus. Ms. Welty holds a degree in Chemical Engineering from the University of Kansas.

Ms. Welty’s experience in numerous executive roles brings great leadership experience to the Board of Directors. Through her prior executive roles as well as her service as an advisor to private equity firms, she is experienced in formulating and evaluating strategic alternatives that are valuable to the Board of Directors’ strategy review process. Her international experience, particularly in emerging markets, is valuable to the Company’s growth plans in global markets. Ms. Welty brings significant experience in safety, health and environmental matters as a result of her 33 years of experience in the chemical industry having a demonstrated record of improving workplace safety and process safety. In addition, having served as an executive and on boards of several other companies, she has gained experience in risk oversight, financial management and corporate governance matters.

Richard M. Gabrys, Age 69

Mr. Gabrys has been a director since May 22, 2007 and his term originally was to expire in 2013, but in connection with the declassification of the Board of Directors, he will submit his resignation indicating that he will forfeit the remainder of his term that would otherwise follow the 2012 Annual Meeting. He is Chairman of the Finance Committee and is a member of the Executive, Governance and Nominating and Public Policy Committees.

Mr. Gabrys retired as Vice Chairman of Deloitte & Touche LLP in May 2004. Mr. Gabrys served for 42 years with Deloitte & Touche in public accounting serving a variety of publicly-held companies, with a focus on automotive manufacturing companies, energy companies, financial services institutions and health care entities. He served as Interim Dean of the School of Business Administration of Wayne State University in August 2007. Mr. Gabrys serves as a director of the following U.S. publicly-traded companies: CMS Energy Company, an integrated energy company, La-Z-Boy

Incorporated, a residential furniture producer, and TriMas Corporation, a manufacturer of high-quality trailer products, recreational accessories, packaging systems, energy products and industrial specialty products. Mr. Gabrys previously served as a director of Dana Corporation, a supplier of drivetrain, chassis, structural and engine technologies, until January 2008. On March 3, 2006, Dana Corporation and its U.S. domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Mr. Gabrys also serves on the boards of the following tax-exempt entities: The Detroit Institute of Arts, Karmanos Cancer Institute, Alliance for Safer Streets in Detroit (Crime Stoppers), Detroit Regional Chamber, Polish Cultural Center and Ave Maria University. He serves as a non-compensated member of the board of directors of the Renaissance Venture Capital Fund, an affiliate of the Detroit Renaissance, a tax-exempt organization.

Mr. Gabrys brings to the Board of Directors a tremendous amount of knowledge and experience gained from working in public accounting for 42 years. He continues to be licensed to practice as a Certified Public Accountant in the State of Michigan. Mr. Gabrys’ tenure at Deloitte & Touche LLP has given him valuable financial expertise, especially in the areas of public reporting and mergers and acquisitions, for service on our Board of Directors. In addition, having served on the boards of several other publicly-traded companies, he has gained experience in risk oversight, executive compensation and corporate governance matters. Additionally, he brings extensive safety and public policy expertise as highlighted by his service on the board of directors of The Detroit Institute of the Arts, the Alliance for Safer Streets in Detroit and the Detroit Regional Chamber.

Dan R. Moore, Age 70

Mr. Moore has been a director since January 22, 2002 and his term originally was to expire in 2013, but in connection with the declassification of the Board of Directors, he will submit his resignation indicating that he will forfeit the remainder of his term that would otherwise follow the 2012 Annual Meeting. He is Chairman of the Audit Committee and a member of the Compensation, Executive, Finance and Public Policy Committees.

Mr. Moore has been the Chairman of Moore Group, Inc., which owns multiple automobile dealerships in southern West Virginia and eastern Kentucky, since 1999. He previously served as Chairman, President and Chief Executive Officer of the former Matewan BancShares, a multi-bank holding company, from 1981 to 1999, which he joined as a loan officer in 1963. Mr. Moore also serves as a director and Chairman of the West Virginia University Foundation. He is a former member of the Branch Bank and Trust Company (a subsidiary of BB&T Corporation) Board of Directors. He presently serves as a member of the West Virginia Housing Fund Board of Directors.

Mr. Moore brings extensive financial and banking experience to the Board of Directors, having been Chairman, President and Chief Executive Officer of the former Matewan BancShares. He also provides leadership to the Board of Directors in the area of risk management and oversight. As a business leader in Central Appalachia, Mr. Moore has been an advocate for us, promoting the contributions our Company has made to the localities and states where we mine coal.

Baxter F. Phillips, Jr., Age 64

Mr. Phillips has been a director since May 22, 2007. He is a member of the Finance Committee.

Mr. Phillips has been our President since November 2008, and he has been our Chief Executive Officer since December 3, 2010. He previously served as Executive Vice President and Chief Administrative Officer from November 2004 to November 2008, as Senior Vice President and Chief Financial Officer from September 2003 to November 2004, and as Vice President and Treasurer from October 2000 to August 2003. Mr. Phillips joined us in 1981 and has also served in the roles of Corporate Treasurer, Manager of Export Sales and Corporate Human Resources Manager, among others. Prior to joining us, he held various investment and banking positions, including manager of fixed income for the Virginia Retirement System, Group Head in the corporate banking division of the former American Security Bank in Washington, D.C. and Cash Management Officer at the former United Virginia Bankshares, Inc. in Richmond, Virginia. He holds a bachelors of science in business management and a master’s degree in business administration from Virginia Commonwealth University.

Mr. Phillips’ experience in various positions in senior leadership of the Company, his tenure with the Company, and his vast knowledge of the Company’s operations is extremely valuable to the Board of Directors in assessing Company performance, identifying areas of focus and providing strategic direction for the future. In addition, Mr. Phillips’ extensive experience in investments and banking has given him valuable financial expertise to serve as a member of our Finance Committee.

Executive Officers

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of the forms required by Section 16 of the Exchange Act that have been filed during and with respect to our most recently completed fiscal year, we are not aware of any executive officer, director or beneficial owner of more than 10 percent of our stock that failed to file on a timely basis any Forms 3, 4 or 5, except for Mr. Moore, on whose behalf one Form 4 was inadvertently filed late due to administrative oversight that reported the acquisition of phantom stock units representing the value of meeting fees earned and deferred pursuant to the Massey Energy Company Deferred Directors’ Fees Program.

Corporate Governance

2010 Corporate Governance

Prior to and following the 2010 Annual Meeting of Stockholders, our Governance and Nominating Committee and our Board of Directors thoroughly reviewed corporate governance matters. Prior to the 2010 Annual Meeting we announced that our Board of Directors had determined that it would actively work toward the declassification of the Board of Directors. Subsequent to the 2010 Annual Meeting, on May 18, 2010, the Board of Directors approved amendments to our Bylaws to provide for majority voting for directors in non-contested elections.

Since our 2010 Annual Meeting, our Governance and Nominating Committee and Board of Directors continued their review of our corporate governance policies. On July 26, 2010 the Governance and Nominating Committee recommended and the Board of Directors approved the following changes to our corporate governance that did not require stockholder approval:

•	Amendment to our Corporate Governance Guidelines to clarify the responsibilities of our lead independent director;

•

Amendment to our Corporate Governance Guidelines to prohibit a Massey director who is a chief executive officer of a public company from serving on the boards of more than two public companies (other than his or her own board) and Massey non-executive directors from serving on the boards of more than five public companies (other than Massey);

•	Creation of a separate Safety and Environmental Committee to consist exclusively of independent directors; and

•	Elimination of excise tax gross-ups for change-of-control payments (subject to final implementation by the Compensation Committee).

In tandem with these modifications, the Board of Directors approved additional changes to our corporate governance that required stockholder approval. The Board of Directors offered these proposals after careful study of what it believed were the corporate governance practices and policies that would serve our stockholders most beneficially. Pursuant to these proposals, on October 6, 2010, at a Special Meeting of Stockholders, the stockholders approved the following amendments to the Certificate of Incorporation:

•	Declassification of our Board of Directors;

•	Removal of supermajority vote provisions related to stockholder amendment of the Bylaws;

•	Removal of supermajority vote provisions related to stockholder approval of business combinations with a more than 5% stockholder; and

•	Amendment to remove the prohibition of the right of stockholders to request special meetings of stockholders.

In connection with these amendments to the Certificate of Incorporation, the Board of Directors also adopted an amendment to Section 2.02 of the Bylaws, effective October 6, 2010, to provide stockholders with the ability to call a special meeting of the stockholders. Specifically, subject to certain notice and information requirements, a special meeting of stockholders may be called upon receipt of written requests from holders of shares representing at least 25% of the outstanding shares of the Company’s common stock.

On December 3, 2010, Don L. Blankenship resigned from the Board of Directors and as the Company’s Chairman of the Board of Directors and Chief Executive Officer, effective as of December 3, 2010. In connection with Mr. Blankenship’s resignation, the Board of Directors appointed Baxter F. Phillips to serve as Chief Executive Officer. In addition, the Board of Directors appointed Admiral Bobby R. Inman to serve as non-executive Chairman of the Board of Directors.

Codes of Ethics

We have an Ethics Commitment Agreement, which is applicable to and signed annually by our salaried employees, including the principal executive officer, the principal financial officer and the principal accounting officer. We have a separate Code of Ethics for Senior Financial Officers, which contains provisions specifically applicable to our senior financial officers, including the principal executive officer, the principal financial officer and the principal accounting officer, and a Code of Business Conduct and Ethics for Directors that all directors are expected to sign annually. The Ethics Commitment Agreement, the Code of Ethics for Senior Financial Officers and the Code of Business Conduct and Ethics for Directors are available on our website, www.masseyenergyco.com, Investors, Corporate Governance, or may be requested, at no cost, by telephone at 1-866-814-6512 or by mail at: Massey Energy Company, P.O. Box 26765, Richmond, Virginia 23261, Attention: Investor Relations. We intend to post amendments to or waivers from these ethics agreements (to the extent applicable to our directors, principal executive officer, principal financial officer or principal accounting officer) on our website at www.masseyenergyco.com: Investors, Corporate Governance, Code of Conduct.

Audit Committee

The members of the Audit Committee are Dan R. Moore (Chairman), James B. Crawford, Robert H. Foglesong and Linda J. Welty. The Board of Directors has determined that each of the members of the Audit Committee is “independent” under the enhanced independence standards for audit committee members in the Exchange Act, and rules thereunder, as incorporated into the listing standards of the NYSE, and the independence standards set forth in our Corporate Governance Guidelines. Based on the recommendation of the Governance and Nominating Committee, the Board of Directors has also determined that each of the members of the Audit Committee has the requisite financial knowledge to serve as members of the Audit Committee and that Messrs. Crawford and Moore are each an “audit committee financial expert” under the rules promulgated by the SEC under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). No member of the Audit Committee simultaneously serves on the audit committees of more than two other publicly-registered companies. The Audit Committee’s meetings include executive sessions with management and, whenever it is deemed appropriate, executive sessions with our independent registered public accounting firm and with our internal auditors, in each case without the presence of management. During fiscal 2010, the Audit Committee held 17 meetings.

The principal duties of the Audit Committee are to:

(a)	provide assistance to the Board of Directors in fulfilling its oversight responsibility to the stockholders, potential stockholders and investment community relating to:

•	our accounting, reporting and financial practices, including the integrity of our financial statements;

•	our compliance with legal and regulatory requirements;

•	the independent registered public accounting firm’s qualifications and independence and the maintenance of an effective and efficient audit of our annual financial statements by the auditors; and

•	the performance of our internal audit function and independent registered public accounting firm; and

(b)	prepare the report that SEC rules require to be included in our annual proxy statement.

The Audit Committee’s responsibilities include:

•

direct responsibility for the appointment, compensation, retention (or termination) and oversight of the independent registered public accounting firm engaged by us for the purpose of preparing or issuing audit reports and related work;

•	approving the audit and non-audit services to be performed by the independent registered public accounting firm and the fees related to such work;

•

reviewing with our financial management, internal audit management and independent registered public accounting firm matters relating to internal accounting controls, the internal audit program, our accounting practices and procedures and other matters relating to our financial condition and the financial condition of our subsidiaries;

•

reviewing the work of the independent registered public accounting firm that falls outside the scope of their audit engagement for the purpose of determining the independence of the independent registered public accounting firm;

•	reviewing, approving or ratifying related person transactions pursuant to our written related person transaction policy; and

•	reporting to the Board of Directors periodically any conclusions or recommendations the Audit Committee may have with respect to such matters.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Executive Summary

Our executive compensation program is designed to incent and reward executives to contribute to the achievement of our business objectives, and to attract, retain and motivate talented executives to perform at the highest level and contribute significantly to our success. The program is intended to align the interests of our executive officers with those of the stockholders by delivering a significant proportion of total compensation that is dependent upon our performance and increased stockholder value.

We are the largest coal producer in Central Appalachia and produce, process and sell bituminous coal of various steam and metallurgical grades, primarily of a high Btu, low sulfur content, through our 25 processing and shipping centers, called “resource groups,” many of which receive coal from multiple mines. At January 31, 2011, we operated 84 mines, including 66 underground mines (one of which employ both room and pillar and longwall mining) and 18 surface mines (with 12 highwall miners in operation) in West Virginia, Kentucky and Virginia. The qualities of our coal and the proximity of our operations to our customers and to export terminals as well as our logistical capabilities allow us to market our coal to a diverse base of customers consisting of public utilities, domestic and international steel producers, and other industrial consumers of coal.

While 2010 was a very challenging year, we did complete a major acquisition of a strategic coal producer. On April 19, 2010, we completed the acquisition for approximately $960 million in cash and stock, of Cumberland Resources Corporation and certain affiliated companies (“Cumberland”). Prior to our acquisition, Cumberland was one of the largest privately held coal producers in the United States. The Cumberland operations include primarily underground coal mines in Southwestern Virginia and Eastern Kentucky. We obtained an estimated 415 million tons of contiguous coal reserves, a preparation plant in Kentucky served by the CSX railroad and a preparation plant in Virginia served by the Norfolk Southern railroad. We did not incur or assume any third-party debt as a result of the acquisition of Cumberland. The acquisition of Cumberland increases our metallurgical coal reserves, strengthens our ability to globally market steam and metallurgical quality coal, and optimizes both operational best practices and working capital generation.

Unfortunately, on April 5, 2010, an accident occurred at our Upper Big Branch mine (“UBB”) in West Virginia. The accident tragically resulted in the deaths of 29 miners. As a result of the tragedy at UBB, MSHA significantly increased regulatory enforcement in our mines. The increased regulatory enforcement had a significant negative impact our productivity and operating results for 2010. Although revenues increased 13% compared to 2009, due to the UBB tragedy and the significantly increased regulatory environment in which we operate, we had a net loss of $166.6 million for 2010.

On December 3, 2010, Don L. Blankenship resigned from the Board of Directors and as the Company’s Chairman of the Board of Directors and Chief Executive Officer, effective as of December 3, 2010. In connection with Mr. Blankenship’s resignation, the Board of Directors appointed Baxter F. Phillips to serve as Chief Executive Officer. In addition, the Board of Directors appointed Admiral Bobby R. Inman to serve as non-executive Chairman of the Board of Directors.

On January 28, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alpha Natural Resources, Inc., a Delaware corporation (“Alpha”), and Mountain Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Alpha (“Merger Sub”), providing for the acquisition of us by Alpha. Subject to the terms and conditions of the Merger Agreement, Massey will be merged with and into Merger Sub (the “Merger”), with Massey surviving the Merger as a wholly owned subsidiary of Alpha. The consummation of the Merger is subject to certain conditions, including (i) the adoption by our stockholders of the Merger Agreement and (ii) the approval by the Alpha stockholders of (x) an amendment to Alpha’s certificate of incorporation to increase the number of shares of Alpha common stock that Alpha is authorized to issue in order to permit issuance of the Alpha common stock in connection with the Merger and (y) the issuance of Alpha common stock in connection with the Merger.

General Philosophy

The Compensation Committee, Board of Directors and management take pride in our performance-based compensation program and remain committed to maintaining the integrity of the program in good times and bad. We have encountered and will continue to encounter short-term and long-term opportunities and challenges, including regulatory issues, competition from other companies, the extension of the Company into new markets and the pursuit of operating efficiencies. We compensate our named executive officers in a manner that is meant to attract and retain highly qualified and gifted individuals and to appropriately incentivize and motivate the named executive officers to achieve continuous improvements in company-wide performance for the benefit of our stockholders. We accomplish this through the use of various forms of compensation, the basic components of which are: (i) base salary; (ii) annual cash bonus; (iii) long-term performance-based and service-based cash and equity incentive awards; and (iv) retirement benefits. In certain circumstances, we provide additional incentives and benefits to our named executive officers, which may include perquisites, retention awards, change in control and severance benefits, and supplemental life insurance. Our named executive officers include our former Chairman of the Board and Chief Executive Officer, our current Chief Executive Officer and President, our Chief Financial Officer and our three other most highly compensated executive officers which includes our Senior Vice President and Chief Operating Officer, our Senior Vice President, Group Operations and our Vice President, Surface Operations of our subsidiary, Massey Coal Services, Inc.. We have written employment arrangements with all of our named executive officers, other than Mr. Tolbert. In addition, on December 3, 2010, in connection with Mr. Blankenship’s resignation from the Board of Directors of the Company and as the Company’s Chairman and Chief Executive Officer, we entered into a Retirement Agreement with Mr. Blankenship which terminated his employment agreement. We believe that by maintaining written employment agreements with these named executive officers we enhance our ability to attract and retain the most highly qualified individuals in an extremely competitive environment and further incentivize and motivate them to perform in the best interests of Massey and our stockholders.

Our process for determining compensation for our named executive officers involves:

•	assessing the value of the individual and the significance of his contribution to the organization;

•	weighing the risk such individual may be lured away to or by a competitor and the difficulty of replacing such individual;

•	taking into consideration an individual’s experience;

•	reviewing the various components of an individual’s current targeted overall compensation; and

•	comparing the various components of targeted overall compensation with other individuals within Massey.

Other considerations that we take into account when setting compensation are our historic and projected performance, our performance compared to our competitors, actual and projected payouts of incentive pay, industry outlook, and general market conditions. The Compensation Committee believes that the compensation packages of our named executive officers support our short-term and long-term goals by providing our named executive officers an appropriate and balanced mix of compensation elements, which include short-term incentives that reward executives for current performance and the achievement of near-term goals and long-term incentives that reward executives for financial performance over a sustained period and strengthen mutuality of interests between the named executive officers and stockholders.

Changes to Executive Compensation Program for Fiscal Year 2010

During 2010, we undertook our annual review of our executive compensation practices to assure that our plans and practices were competitive, supportive of the goals of the organization and in keeping with the best interests of our stockholders. As a result of that review, the Compensation Committee reviewed the existing mix, form and calibration of the executive compensation programs and confirmed its commitment to the principles and structure it followed during 2009. The Compensation Committee undertook the following significant compensation related actions for 2010:

•	evaluated the mix of pay to ensure that the appropriate balance between base salary, annual cash incentives and long-term performance-based award opportunities is maintained;

•	approved the 2010 Annual Incentive Program, relating to annual cash incentive awards;

•	approved the 2010-2012 long-term equity incentive award program;

•

as recommended by the Compensation Committee, the Board of Directors approved amendments to the Change of Control Severance Agreements with each of the named executive officers, to provide for a fixed lump sum cash payment in the event of a covered termination following a change in control. Previously, the Change of Control Severance Agreements provided for a variable cash payment calculated based upon a target amount that would be paid pursuant to the terms of the named executive officers’ respective Change of Control Severance Agreement. The amendments were made with the intent that the Change of Control Severance Agreements comply with Section 162(m) of the Code, including Internal Revenue Service Revenue Ruling 2008-13;

•

as recommended by the Compensation Committee, the Board of Directors approved the elimination of the gross-ups of excise tax imposed under Section 4999 of the Code, or any interest or penalties pertaining to such tax, for any payments made under the Change in Control Severance Agreements with Don L. Blankenship and certain other executive officers of the Company, the Employment and Change in Control Agreement with Baxter F. Phillips, Jr., the Retention and Employment Agreement with John Christopher Adkins, the Retention and Employment Agreement with Mark A. Clemens and the Employment Agreement with Michael K. Snelling (the “Agreements”);

•

as recommended by the Compensation Committee, the Board of Directors approved the amendment of the Agreements to clarify that the Company is not liable to an executive in the event any compensation or benefits provided to, or for the benefit of, the executive are subject to any additional income tax, interest or penalties imposed under Section 409A of the Code;

•	in November 2010, entered into a Retention and Employment Agreement between the Company and Mr. Adkins;

•

in December 2010, in connection with Mr. Blankenship’s resignation from the Board of Directors of the Company and as the Company’s Chairman and Chief Executive Officer, entered into a Retirement Agreement with Mr. Blankenship, the material terms and conditions of which are discussed below under “Agreements with Named Executive Officers – Retirement Agreement with Don L. Blankenship” on page 35; and

•

in December 2010, in connection with Mr. Philips’ appointment as Chief Executive Officer, Mr. Phillips and the Company entered into an amendment to the Employment and Change in Control Agreement with Mr. Phillips and the material changes to the agreement are discussed below under “Agreements with Named Executive Officers – Employment and Change in Control Agreement with Baxter F. Phillips, Jr.” on page 36.

Outside Independent Compensation Consultant

Periodically, the Compensation Committee retains an outside independent compensation consultant to provide information and advice concerning compensation. The Compensation Committee retained the outside independent consulting firm of Pearl Meyer & Partners (PM&P) in 2008 as part of its review of compensation for setting 2009 targeted overall compensation. In 2009, the Compensation Committee returned to the analysis performed in 2008 for setting 2010 targeted overall compensation. The Compensation Committee has retained PM&P to assess our compensation programs and to learn about developments and best practices in executive compensation matters. From time to time, PM&P also provides consulting advice to us with respect to the amount of non-employee director compensation.

The Compensation Committee considered the market analysis prepared by PM&P to aid in the determination of competitive levels of compensation for each of our named executive officers. This analysis includes compensation levels among select publicly-held companies and surveys of companies that are both larger and smaller than Massey, both public and private and companies in the coal mining business and general industry. The Compensation Committee also utilized executive compensation information compiled from the latest proxy statements of other coal mining and other natural resource mining companies with whom we specifically compared ourselves. The comparator group with which we generally compare ourselves is comprised of the following companies (the “Comparator Group”):

AK Steel Holding Corp.	Commercial Metals Co.	Kaiser Aluminum Corp.
Allegheny Technologies, Inc.	CONSOL Energy Inc.	Overseas Shipholding Group, Inc.
Alpha Natural Resources, Inc.	El Paso Corp.	Patriot Coal Corp.
Amerigas Partners, L.P.	Energy Transfer Partners, L.P.	Peabody Energy Corp.
Arch Coal, Inc.	Foundation Coal Holdings, Inc.*	Schnitzer Steel Industries, Inc.
Carpenter Technology Corp.	International Coal Group, Inc.	Steel Dynamics, Inc.
Cliffs Natural Resources, Inc.	James River Coal Co.	Westmoreland Coal Co.

* Foundation Coal Holdings, Inc. was purchased by Alpha Natural Resources, Inc. in mid-2009.

The companies that made up the Comparator Group were selected because they:

•	are engaged in the same or similar industry as Massey, the business of mining;

•	have comparable market capitalization, revenues, assets, number of employees, geographic presence and complexity;

•	draw executive talent from similar labor markets; and

•	are publicly traded.

The Compensation Committee takes into consideration variations or distinctions of each member of the Comparator Group as compared to us (such as market capitalization or size) but does not do so in a formulaic manner (e.g., by assigning specific weights or values to each member of the Comparator Group).

Components of Targeted Overall Compensation

The two main components of our targeted overall compensation for our named executive officers are fixed pay and incentive pay. Fixed pay consists of base salary. Incentive pay consists of compensation that may be earned if certain performance objectives and/or service requirements are met, typically over the course of one to three years, and includes the annual cash bonus and the long-term performance-based and service-based incentive awards. The individual components of fixed pay and incentive pay taken together comprise a named executive officer’s “targeted” overall compensation. Dependent upon whether annual and long-term performance objectives are met or exceeded, a named executive officer’s actual compensation may be below or above such named executive officer’s targeted overall compensation.

The purpose of fixed pay is to provide our named executive officers with a level of financial security and benefits that reflects the executive’s job function, accomplishments, years of experience and contributions. The purpose of incentive pay is to provide our named executive officers with incentives to excel at their individual job functions and areas of expertise in a manner that contributes to our overall performance, and to further align the financial interests of our named executive officers with those of our stockholders.

The Compensation Committee takes into consideration amounts paid to similarly situated officers in its Comparator Group, but it does not attempt to maintain a certain target percentile within the Comparator Group or otherwise solely rely on such data to determine executive compensation. Instead, the Compensation Committee places more emphasis on the specific contributions of the named executive officers and whether such contributions are being fairly and adequately rewarded in a manner that will continue to incentivize and retain such individuals in the competitive environment in which we find ourselves at any point in time. The Compensation Committee does not adhere to rigid formulas or necessarily react to short-term changes in business performance in determining the amount and mix of compensation elements. The Compensation Committee incorporates flexibility into its compensation programs and in the assessment process to respond to and adjust for the evolving business environment.

The Compensation Committee strives to achieve an appropriate mix between base salary, annual cash bonus awards and long-term cash and equity incentive awards in order to appropriately and adequately motivate and retain the named executive officers and to meet our objectives. There is not a rigid formula that is applied to each of the named executive officers with respect to the apportionment of various components of compensation. Depending on any unique arrangements that have been made with a named executive officer (e.g., those that have employment agreements) and based upon the participation level that the Compensation Committee has placed a named executive officer in for the annual cash bonus awards or long-term cash and equity incentive awards, the proportion of base salary, annual cash bonus awards and long-term cash and equity incentive awards will vary. As a general matter, the mix of compensation elements is designed both to reward recent results and to motivate long-term performance through a combination of base salary, annual cash bonus awards and long-term cash and equity incentive awards.

Frequently, the Compensation Committee has been faced with circumstances in which our employees are offered compensation packages to work elsewhere that are more lucrative than what they are currently being offered by us. When these situations arise, the Compensation Committee must assess whether an effort to retain the employee is warranted, and if so, what additional incentives the Compensation Committee believes to be appropriate.

The percentage of targeted overall compensation that is attributable to fixed pay and the major components of incentive pay (i.e., the annual cash bonus award and the long-term performance-based and service-based incentive awards) varies by each named executive officer and is based in part upon the assessments the Compensation Committee makes with respect to the following questions:

•	What is reasonable fixed pay for a particular position?

•	What is appropriate fixed pay for a particular individual?

•	What is paid in fixed pay to the other named executive officers?

•	What is a reasonable “level” in the Annual Incentive and Long-Term Incentive Programs (as described below) to place a particular position?

•	What is an appropriate “level” in the Annual Incentive Program and Long-Term Incentive Program for a particular individual to be placed?

•	What “level” in the Annual Incentive Program and Long-Term Incentive Program are the other named executive officers placed?

By asking the question “What is reasonable fixed pay for a particular position,” the Compensation Committee considers what companies in the Comparator Group pay for a particular position and what duties and responsibilities a particular position entails with us as compared to a similar position at a Comparator Group company. By asking the question “What is appropriate fixed pay for a particular individual,” the Compensation Committee takes into account the particular accomplishments and expected contributions of a named executive officer as well as his or her relevant talents, abilities, experience and marketability. By asking the question “What is paid in fixed pay to the other named executive officers,” the Compensation Committee assesses the named executives’ pay in relation to one another, as another means to help make a reasonable determination of the appropriate amount of total compensation. The remaining questions are meant to address these same matters but are related to the “level” of placement of a named executive officer into the Annual Incentive and Long-Term Incentive Programs. Though weights are not assigned to any of these questions, they provide a framework which the Compensation Committee uses to assess the appropriateness of fixed pay and incentive pay awarded to each of the named executive officers.

As a general matter, in allocating compensation among fixed pay and incentive pay, we believe that the compensation of our senior-most levels of management – the levels of management having the greatest ability to directly influence our performance – should be more heavily weighted on incentive pay, while lower levels of management with less of an ability to directly influence our performance, should receive a greater portion of their compensation in fixed pay. As detailed below, based on its review, the Compensation Committee believes total compensation for our Chief Executive Officer and each other named executive officer is reasonable.

2010 Targeted Overall Compensation Process

In November 2009, at the request of the Compensation Committee, management prepared its 2010 base salary, 2010 Annual Incentive Program and 2010 Long-Term Incentive Program recommendations for the Compensation Committee to consider, which covered all of our named executive officers with the exception of Mr. Blankenship. On December 30, 2009, to address Mr. Blankenship’s compensation arrangements for 2010 and 2011, we entered into a 2010-2011 letter agreement with Mr. Blankenship (the 2010-2011 Letter Agreement) (described below under “2010-2011 Letter Agreement with Don L. Blankenship” and on page 25). Management prepared its recommendations in accordance with the guidelines described above in the sections entitled “General Philosophy” and “Components of Targeted Overall Compensation.” Management’s recommendations to the Compensation Committee took into consideration a named executive officer’s:

•	job function and responsibilities;

•	performance and contribution to us;

•	years of experience;

•	current salary;

•	current participation level in the Annual Incentive and Long-Term Incentive Programs; and

•	base salaries and participation level in the Annual Incentive and Long-Term Incentive Programs of the other named executive officers.

These items are used to help inform management and the Compensation Committee on how to set recommended amounts and levels of fixed pay and incentive pay (the annual cash bonus award and the long-term performance-based and service-based incentive awards) for named executive officers in the following manner. An individual’s job function and related responsibilities are reviewed and assessed based upon breadth and depth of responsibility (number of direct reports, areas of oversight, work load). Performance and contribution is evaluated based on proficiency and efficiency, accomplishment of objectives and positive results. The Compensation Committee considers years of experience only insofar as the years of experience are a proxy for the accumulation of practical knowledge and expertise that cannot be easily obtained or replaced. An individual’s current participation level in the Annual Incentive and Long-Term Incentive Programs is reviewed as a starting place to evaluate whether one’s recent performance warrants continuation in such level or a recommendation to be placed in another level (up or down). A comparison of base salaries and participation level in the Annual Incentive and Long-Term Incentive Programs of the other named executive officers provides one more means to help make a reasonable determination of what level such individual should be placed in going forward. Though weights are not assigned to any of these items, they provide a framework that management uses to determine the appropriateness of fixed pay and incentive pay awarded each of the named executive officers.

Management’s recommendations included a list of proposed participants for each program, the level in which each named executive officer would participate, the monetary values assigned to each level of participation if performance was achieved, the criteria selected to measure performance, the basis for the selection of such criteria, and the threshold, target and maximum levels of performance selected for such criteria and the basis for such selection. Management also provided the Compensation Committee with the projected costs of the programs assuming targeted performance was achieved and provided a comparison of the costs of the proposed 2010 programs to the 2009 programs. The Compensation Committee reviewed and discussed the recommendations with management prior to approval of the programs, making adjustments as they deemed necessary or appropriate.

For those named executive officers with employment agreements, the 2010 targeted overall compensation was arrived at through a series of discussions and negotiations between each individual and the Compensation Committee. All of the named executive officers, with the exception of Mr. Tolbert, had one or more employment agreements in place during 2010: (i) the 2010-2011 Letter Agreement with Mr. Blankenship (described below under “2010-2011 Letter Agreement with Don L. Blankenship” on page 25), (ii) the Employment and Change in Control Agreement for Mr. Phillips, effective November 1, 2008 and amended as of January 1, 2010 and December 31, 2010 (described below under “Employment and Change in Control Agreements with Baxter F. Phillips, Jr.” on page 27), (iii) the Retention and Employment Agreement for Mr. Adkins, effective November 10, 2010 (described below under “Retention and Employment Agreement with J. Christopher Adkins” on page 28), (iv) the Retention and Employment Agreement for Mr. Clemens, effective June 11, 2008, as amended, and further amended as of October 22, 2010 (described below under “Retention and Employment Agreement with Mark A. Clemens on page 29), and (v) the Amended and Restated Employment Agreement for Mr. Snelling, effective as of May 25, 2009 and amended as of December 31, 2010 (described below under “Employment Agreement with Michael K. Snelling” on page 29).

Clawback Policy

In order to further align management’s interests with the interests of stockholders and support good governance practices, the Board of Directors implemented a Clawback Policy in February 2008. The Clawback Policy provides that the Board of Directors will, to the extent permitted by governing law, require reimbursement of any bonus paid to an executive officer (as such officers are designated by the Board of Directors on an annual basis) where the payment was predicated upon the achievement of certain financial results that are subsequently the subject of a restatement of our financial statements filed with the SEC, where in the Board of Directors’ view, the executive officer engaged in intentional misconduct that caused or partially caused the need for the restatement, and a lower payment would have been made to the executive officer based upon the restated financial results. In each such instance, the Board of Directors will seek to recover the entire bonus of the individual executive officer for the relevant period, plus a reasonable rate of interest.

Section 162(m) Deductibility

Section 162(m) of the Internal Revenue Code of 1986, as amended (the Code), generally limits the corporate tax deduction for compensation paid to our named executive officers to $1 million, unless certain requirements are met. We intend to maximize the corporate tax deduction. However, while our incentive compensation programs are designed to facilitate compliance with Section 162(m), the Compensation Committee believes that we must attract and retain qualified executives and that, in some instances, the Compensation Committee may need the flexibility to offer compensation that exceeds the Section 162(m) threshold for deductibility. The Compensation Committee has approved the compensation of certain of our named executive officers recognizing that a portion of that compensation will not be deductible.

Compensation Components

Base Salary

As discussed above, we want to provide our named executive officers with a basic level of financial security in the form of base salary that reflects their professional status, accomplishments, years of experience and contributions to us. As of January 1, 2010, the base salaries of our named executive officers were as follows:

Name	Base Salary Amount effective January 1, 2010
Don L. Blankenship	$1,000,000
Baxter F. Phillips, Jr.	650,000
J. Christopher Adkins	450,000
Mark A. Clemens	350,000
Michael K. Snelling	316,000
Eric B. Tolbert	212,097

On December 3, 2010, in connection with Mr. Phillips being appointed as Chief Executive Officer, his base salary was increased to $1,100,000.

The Compensation Committee’s practice generally is to adjust base salaries where appropriate in November of each year for the following year. As described above, the 2010 base salaries for our named executive officers were evaluated as part of an annual assessment conducted by management at the request of the Compensation Committee. Management’s recommendations provided the starting point for the Compensation Committee’s analysis. The Compensation Committee determined 2010 base salaries in accordance with the factors described above. While each of these factors was considered, a specific value was not assigned to any factor. Additionally, a subjective element is used in establishing each named executive officer’s base salary to the extent such duties may be unique and to recognize the demonstrated capabilities of the individual. Mr. Blankenship’s base salary has been not been increased since January 1, 2002. Other compensation to which named executive officers are entitled by contract remained unchanged, and payments under any employment and/or change in control agreement which were salary-based continued to be based on the applicable unreduced base salary amounts for the named executive officers with employment agreements.

Annual Incentive Program

The Compensation Committee provides our named executive officers with an opportunity to earn additional cash compensation in the form of an annual cash bonus award based on individual and company-wide performance over a one-year time horizon. We believe these annual cash bonus awards provide our named executive officers with an incentive to excel at their individual job function and area of expertise in a manner that contributes to overall company-wide performance and to further align the financial interests of our named executive officers with those of our stockholders.

Approximately 98 employees, including all of our named executive officers, with the exception of Mr. Blankenship, participated in our 2010 Annual Incentive Program. Mr. Blankenship’s annual cash bonus award was negotiated as part of the 2010-2011 Letter Agreement. Each participant in the Annual Incentive Program is placed in one of several participation levels, with each level corresponding to a certain targeted annual cash bonus range. At the request of the Compensation Committee, management conducts an annual review of the participation level of all participants to determine the appropriate annual cash bonus award amount to be paid participants in each level of the Annual Incentive Program. A participant may earn from zero up to two times such participant’s targeted annual cash bonus, based on the levels of performance for the selected performance criteria. The selected performance criteria include company-wide performance goals, and for certain participants, including all of our named executive officers, specific performance goals related to their job function. In addition, other than for Mr. Blankenship, a specified portion of the annual cash bonus award is based on the discretion of the Compensation Committee.

For each performance component of the annual cash bonus award, the compensation earned by a participant if the threshold level of performance is met is equal to one half of a participant’s targeted annual cash bonus award for that portion of his annual cash bonus attributed to such performance component. The compensation earned if the maximum level of company-wide performance is met or exceeded is equal to two times the participant’s targeted annual cash bonus award attributed to such performance component. If actual performance falls between the threshold and target levels of performance or between the target and maximum levels of performance, the annual cash bonus award earned by a participant for each performance component of the annual cash bonus is prorated between the levels in proportion to the amount of additional performance achieved between the levels. In this manner, a participant is incentivized to exceed a targeted level of performance and is not disincentivized if it becomes apparent during the year that a targeted level of performance can no longer be met, but the threshold level is still achievable.

The achievement of the company-wide performance component and the specific performance component of a participant’s annual cash bonus award are confirmed by our Chief Financial Officer and the Chairman of the Compensation

Committee and approved by the Compensation Committee. Except for Mr. Blankenship, the Compensation Committee has the discretion to take into account extraordinary, unusual or infrequently occurring events and transactions to adjust the performance goals used to determine whether or not the company-wide performance component and the specific performance components are met. For example, the Compensation Committee may take into account effects of items that were not foreseen or contemplated when the performance goals were set, such as mergers, corporate restructurings, stock splits, or other exceptional, one-time or non-recurring events by backing out the impact of such events on the performance goals being measured. The Compensation Committee selects the specific and the company-wide performance criteria for incentive pay from a list of criteria contained in our stockholder-approved equity plans from which the awards are made. The actual targets for each criteria are set by the Compensation Committee, taking into consideration Massey’s expected performance based upon its plan and recommendations from management. It is the intent of the Compensation Committee that the specific and company-wide performance components of the annual cash bonus awards to our named executive officers qualify for performance-based compensation for Section 162(m) purposes.

The performance criteria selected for the company-wide performance component of our 2010 Annual Incentive Program was cumulative earnings before interest and taxes (EBIT). We believe EBIT is an appropriate and effective measure of annual company-wide performance because it measures earnings without including the amount of interest or taxes that we pay on a yearly basis which are, for the most part, determined by the financial markets or federal and state governments but does take into account amounts depreciated and amortized by us each year which are, for the most part, a result of decisions made by our named executive officers.

The 2010 EBIT levels for the performance period, applicable to all of our named executive officers were as follows:

	Threshold Level	Target Level	Maximum Level	2010 Actual
EBIT	$100 MM	$210 MM	$250 MM	$(138) MM

The threshold level of EBIT performance was set based on a level of performance that was believed to be achievable. The target level of EBIT performance was set based on a level of performance that was believed to be aggressive, but obtainable. The maximum level of EBIT performance was set based on a level of performance that was believed to be realizable upon the actualization of exceptional performance.

As mentioned above, except for Mr. Blankenship, a portion of the participant’s cash bonus is left to the discretion of the Compensation Committee. Management makes recommendations to the Compensation Committee either not to pay any discretionary portion of targeted cash bonus or to pay an amount within a range from zero to two times that portion of targeted cash bonus attributable to the discretion of the Compensation Committee for a particular individual based on an assessment of individual performance, as our financial circumstances permit.

Annual cash bonus awards, if earned, are typically paid on or around February 28th of each year. In order to receive the annual cash bonus award, a participant must be employed on the date the bonus is paid.

The Compensation Committee identified certain specific performance goals for Messrs. Phillips, Adkins, Clemens, Snelling and Tolbert that it believed appropriately reflected areas over which such officers were responsible and positioned to directly influence outcome. For each specific performance measure, each threshold amount was set based on a level of performance believed to be achievable, each target amount was set on a level of performance believed to be aggressive, but obtainable, and each maximum amount was set based on performance that was believed to be realizable upon the actualization of exceptional performance.

Mr. Blankenship’s 2010 annual cash bonus award was negotiated as part of the 2010-2011 Letter Agreement. The specific performance measures set for Mr. Blankenship’s 2010 annual cash bonus award were determined by the Compensation Committee in negotiations with Mr. Blankenship as set forth in the 2010-2011 Letter Agreement. The Compensation Committee believed the specific performance measures appropriately reflected areas over which Mr. Blankenship was responsible and positioned to directly influence outcome. For each specific performance measure, each threshold amount was set based on a level of performance believed to be achievable, each target amount was set on a level of performance believed to be aggressive, but obtainable, and each maximum amount was set based on performance that was believed to be realizable upon the actualization of exceptional performance. The various percentages or weights assigned to each component of Mr. Blankenship’s 2010 incentive bonus award were based on what the Compensation Committee believed to be the relative importance of such component as compared to the other measures. There is not a discretionary component to Mr. Blankenship’s annual cash bonus award.

The discretionary component of the annual cash bonus is meant to give the Compensation Committee the ability to recognize and affirm the value and contributions of an award recipient apart from company-wide or specific performance measures. This provides the Compensation Committee with a useful mechanism to convey its approval of a recipient’s individual performance. The Compensation Committee does not apply a set formula in determining the discretionary amount awarded to a named executive officer based on individual performance but takes into consideration a variety of factors, including (i) contributions made to our on-going and future success, (ii) duties and responsibilities undertaken and acted upon and (iii) management and leadership provided. In addition, the degree to which the company-wide or specific performance goals of the annual cash bonus award were met is given consideration, insofar as the Compensation Committee makes a determination that factors outside the control of the recipient favorably or unfavorably impacted whether the goals were met, and if so, to what degree (e.g., labor availability, transportation availability, market demand and market prices).

Upon review of each of Messrs. Phillips’, Adkins’, Clemens’, Snelling’s and Tolbert’s individual performance, the Compensation Committee made the determination that each had made significant contributions to our on-going and future success, carried out the duties and responsibilities of their respective offices in an exemplary manner and provided strong management and leadership to those under them. The Compensation Committee did not explicitly identify particular factors in making these determinations for each of these individuals but instead based its assessment on their general knowledge and business judgment. In addition to the foregoing assessment, the Compensation Committee made the determination that Mr. Phillips should receive 100 percent, Mr. Adkins should receive 100 percent, Mr. Clemens should receive 100 percent, Mr. Snelling should receive 100 percent and Mr. Tolbert should receive 75 percent of the maximum discretionary component of his 2010 annual cash bonus award to (i) affirm the job each was doing, (ii) recognize that factors outside their control unfavorably impacted the individual’s ability to meet the company-wide and specific performance goals and (iii) retain them in an extremely competitive environment. The variations in the determinations that were made were based upon the degree to which the Compensation Committee believed room for improvement existed. As discussed above, there was not a discretionary component to Mr. Blankenship’s annual cash bonus award.

2010 Annual Cash Bonus Award for Mr. Blankenship

The threshold, targeted and maximum 2010 annual cash bonus award amounts and actual payout amounts for Mr. Blankenship for fiscal year 2010 were as follows:

	Threshold Bonus	Target Bonus	Maximum Bonus	Actual 2010 Payout
Don L. Blankenship	$750,000	$1,500,000	$3,750,000	$669,251

Under the 2010-2011 Letter Agreement, Mr. Blankenship potentially could have received an annual cash bonus award, which we refer to as his 2010 incentive bonus award, with a target amount of $1,500,000 if all target performance measures were met. The threshold level of performance for all components would pay out one half of the target amount, and the maximum level of performance for all components would pay out 2.5 times the target amount.

The 2010 incentive bonus award for Mr. Blankenship was based 75 percent on business performance criteria and 25 percent on strategic objective criteria.

The Compensation Committee established seven business performance criteria that comprised the 75 percent business performance criteria portion of the 2010 incentive bonus award for Mr. Blankenship: (i) EBIT, (ii) produced tons sold, (iii) continuous miner productivity in terms of feet per shift, (iv) surface mining productivity in terms of tons per manhour, (v) environmental violation reductions, (vi) fulfillment of contracts and (vii) the rate of reduction of non-fatal days lost (calculated as the number of employee work-related accidents times 200,000 hours, divided by the total employee hours worked).

The specific business performance criteria followed by the percentage of the overall incentive bonus award it constituted are contained in the table below:

Name		EBIT (21.25%)	Produced Tons (10.5%)	Cash Cost Per Ton (10.5%)	Continuous Miner Productivity (Feet/Shift) (5.25%)	Surface Mining Productivity (Tons/ Manhour) (5.25%)	Environmental Violations (Percent Reduction) (10.5%)	Fulfillment of Contracts (10.5%)	NFDL Rate(a) (Percent Reduction) (10.5%)
Don L. Blankenship	Threshold	$100 MM	36 MM	$53	215	4.64	8%	97%	1%
	Target	210 MM	38 MM	$52	219	4.69	10%	99%	2%
	Maximum	250 MM	39 MM	$51	224	4.73	12%	100%	3%

(a)	Non-fatal days lost (NFDL) is calculated as the number of employee work-related accidents times 200,000 hours, divided by the total employee hours worked. The target and threshold non-fatal days lost for 2010 were 2.28 and 2.31, respectively.

The actual results achieved for Mr. Blankenship’s business performance criteria were: (i) $(138) million for EBIT, (ii) 37.1 million for produced tons sold, (iii) 196 for continuous minor productivity in terms of feet per shift, (iv) 4.64 ton per manhour increase for surface mining productivity, (v) greater than 12.0 percent for reduction in environmental violations, (vi)

99.5 percent for fulfillment of contracts and (vii) no reduction for non-fatal days lost (or 2.74 non-fatal days lost in 2010 compared to 2.33 for 2009). EBIT and productivity of continuous miners in terms of feet per shift were below the threshold amounts. The produced tons criteria exceeded the threshold amount. Surface mine productivity in terms of tons per manhour equaled the threshold amount. The business performance criteria for environmental reductions exceeded the maximum amount. The specific performance measure for fulfillment of contracts exceeded the target amount. The non-fatal days lost reductions did not exceed the threshold amount.

The Compensation Committee also established the following three strategic objective criteria that comprised the 25 percent strategic objective criteria portion of the 2010 incentive bonus award for Mr. Blankenship: (i) successorship plan for executive officers, (ii) retention plan for all members and (iii) diversity in membership. The specific strategic objective criteria followed by the percentage of the overall incentive bonus award it constituted are contained in the table below:

			Diversity in Membership
		Retention	SG&A	Other
Name		(10.5%)	(5.25%)
Don L. Blankenship	Threshold	Voluntary Quits 18%	36%	1.75%
	Target	Voluntary Quits 13%	39%	2.00%
	Maximum	Voluntary Quits 12%	42%	2.25%

The actual results achieved for Mr. Blankenship’s strategic objective criteria were (i) voluntary quits at greater than 16 percent for retention and (iii) 38.9 percent and 1.8 percent for diversity in membership for selling, general and administrative (SG&A) and Other employees, respectively. The strategic objective criterion for voluntary quits did not exceed the threshold amount. The strategic objective criterion for diversity in membership for Other employees was between the threshold and target amount. The strategic objective criteria for diversity in membership for SG&A was between the threshold and target amount.

In addition, the Compensation Committee had the right, in its sole discretion, to reduce the actual cash bonus award payout by up to and including 5% of the maximum award payout provided that such discretion could only be exercised based on the Compensation Committee’s review and its judgment as to whether Mr. Blankenship has satisfactorily proposed, updated as appropriate, and implemented a successorship plan for all executive ranks. The Compensation Committee retained the discretion to cause the Company to pay or provide for additional or other compensation for extraordinary performance regardless of the outcome on any performance-based pay, provided such extraordinary performance related to performance which is not based on the performance criteria or goals contained in the 2010-2011 Letter Agreement.

As part of Mr. Blankenship’s Retirement Agreement, Mr. Blankenship was entitled to receive a cash bonus award based upon the reasonable estimates of 2010 actual performance to be agreed upon. Based upon the actual results of the business performance criteria and the strategic objective criteria, the Compensation Committee awarded Mr. Blankenship $669,251 for his 2010 incentive bonus award. There was no discretionary component to Mr. Blankenship’s 2010 incentive bonus award.

2010 Annual Cash Bonus Award for Mr. Phillips

The threshold, targeted and maximum annual bonus award amounts and actual payout amounts for Mr. Phillips for fiscal year 2010 were as follows:

	Threshold Bonus	Target Bonus	Maximum Bonus	Actual 2010 Payout
Baxter F. Phillips, Jr.	$227,500	$455,000	$910,000	$490,490

The 2010 annual cash bonus award for Mr. Phillips was based 50 percent on specific performance measurements, 25 percent on our EBIT for fiscal year 2010 and 25 percent on the discretion of the Compensation Committee.

The Compensation Committee established three specific performance measures for Mr. Phillips: (i) average per ton realization, (ii) fulfillment of contracts and (iii) general and administrative cost reduction per ton (excluding stock price effects). The specific performance measurements applicable to Mr. Phillips’ annual cash bonus awards are contained in the table below. The average per ton realization specific performance measurement constituted 45 percent, the fulfillment of contracts specific performance measurement constituted 30 percent and the cash cost per ton specific performance measurement constituted 25 percent of the specific performance component of his targeted annual cash bonus award.

Name		Average Per Ton Realization (45%)	Fulfillment of Contracts (30%)	Cash Margin Per Ton (25%)
Baxter F. Phillips, Jr.	Threshold	$64.00	97%	$11.00
	Target	64.30	99%	12.30
	Maximum	65.50	100%	14.50

The actual results achieved for Mr. Phillips’ specific performance measurements were (i) $70.27 for average per ton realization, (ii) 98.13 percent for fulfillment of contracts and (iii) $9.82 for cash margin per ton. The specific performance measure for average per ton realization exceeded the maximum amount. The specific performance measure for fulfillment of contracts exceeded the threshold amount. The specific performance measure for cash cost per ton did not exceed the threshold amount.

The actual level of EBIT achieved for fiscal year 2010 was $(138) million, which did not exceed the threshold amount.

The Compensation Committee, upon management’s recommendation, awarded Mr. Phillips 100 percent of the maximum discretionary amount of the target cash bonus based upon Mr. Phillips’ individual performance in 2010.

2010 Annual Cash Bonus Award for Mr. Adkins

The threshold, targeted and maximum annual bonus award amounts and actual payout amounts for Mr. Adkins for fiscal year 2010 were as follows:

	Threshold Bonus	Target Bonus	Maximum Bonus	Actual 2010 Payout
J. Christopher Adkins	$227,500	$455,000	$910,000	$227,500

The 2010 annual cash bonus award for Mr. Adkins was based 50 percent on specific performance measurements, 25 percent on our EBIT for fiscal year 2010 and 25 percent on the discretion of the Compensation Committee.

The Compensation Committee established six specific performance measures for Mr. Adkins: (i) non-fatal days lost (calculated as the number of employee work-related accidents times 200,000 hours, divided by the total employee hours worked) percentage reduction from 2010, (ii) profitability in terms of cash cost per ton, (iii) productivity in terms of tons produced per manhour, (iv) productivity of continuous miners in terms of feet per shift, (v) productivity of highwall miners in terms of feet per shift and (vi) productivity of longwall operations in terms of feet of retreat per longwall per day. The specific performance measurements applicable to Mr. Adkins’ annual cash bonus awards are contained in the table below. The specific performance measurements items (i) through (iv) above each constituted 20 percent of the specific performance component of his targeted annual cash bonus award and items (v) through (vi) above each constituted 10 percent of the specific performance component of his targeted annual cash bonus award.

Name		NFDL Rate(a) (Percent Reduction) (20%)	Profitability (Cash Cost/ Ton) (20%)	Productivity (Tons Produced/ Manhour) (20%)	Continuous Miner Productivity (Feet/Shift) (20%)	Highwall Miner Productivity (Feet/Shift) (10%)	Longwall Miner Productivity (Feet of Retreat/ Longwall Day) (10%)
J. Christopher Adkins	Threshold	1%	$53.00	2.34	215	348	26.83
	Target	2%	52.00	2.54	219	355	27.37
	Maximum	3%	51.00	2.74	224	362	27.90

(a)	Non-fatal days lost (NFDL) is calculated as the number of employee work-related accidents times 200,000 hours, divided by the total employee hours worked. The target and threshold non-fatal days lost for 2010 were 2.28 and 2.31, respectively.

The actual results achieved for Mr. Adkins’ specific performance measurements were (i) no reduction from 2009 for non-fatal days lost (or 2.74 non-fatal days lost in 2010 compared to 2.33 for 2009), (ii) $60.45 for profitability based on cash cost per ton, (iii) 1.99 for productivity based on total tons produced divided by all-in manhours, (iv) 196 feet per shift for continuous miner productivity, (v) 318 feet per shift for highwall miner productivity and (vi) 21.00 feet of retreat per longwall per day for productivity of longwall operations. The specific performance measures for non-fatal days lost, profitability, general productivity, continuous miner productivity, highwall miner productivity and longwall miner productivity were not met.

The actual level of EBIT achieved for fiscal year 2010 was $(138) million, which did not exceed the threshold amount.

The Compensation Committee, upon management’s recommendation, awarded Mr. Adkins 100 percent of the maximum discretionary amount of the target cash bonus based upon Mr. Adkins’ individual performance in 2010.

2010 Annual Cash Bonus Award for Mr. Clemens

The threshold, targeted and maximum annual bonus award amounts and actual payout amounts for Mr. Clemens for fiscal year 2010 were as follows:

	Threshold Bonus	Target Bonus	Maximum Bonus	Actual 2010 Payout
Mark A. Clemens	$162,500	$325,000	$650,000	$398,125

The 2010 annual cash bonus award for Mr. Clemens was based 50 percent on specific performance measurements, 25 percent on our EBIT for fiscal year 2010 and 25 percent on the discretion of the Compensation Committee.

The Compensation Committee established two specific performance measures for Mr. Clemens: (i) total manhours and (ii) shipped tons (including purchased coal). The specific performance measurements applicable to Mr. Clemens’ annual cash bonus awards are contained in the table below. The specific performance measurement item (i) constituted 25 percent of the specific performance component of his targeted annual cash bonus award and item (ii) constituted 25 percent of the specific performance component of his targeted annual cash bonus award.

Name		Total Manhours (25%)	Shipped Tons (Including Purchased Coal) (25%)
Mark A. Clemens	Threshold	18.9MM	36MM
	Target	18.4MM	38MM
	Maximum	17.9MM	39MM

The actual results achieved for Mr. Clemens’ specific performance measurements were (i) 18.5 million for total manhours and (ii) 40.4 million for shipped tons (including purchased coal). The specific performance measures for total manhours exceeded threshold amount. The specific performance measure for shipped tons (including purchased coal) exceeded the maximum amount.

The actual level of EBIT achieved for fiscal year 2010 was $(138) million, which did not exceed the threshold amount.

The Compensation Committee, upon management’s recommendation, awarded Mr. Clemens 100 percent of the maximum discretionary amount of the target cash bonus based upon Mr. Clemens’ individual performance in 2010.

2010 Annual Cash Bonus Award for Mr. Snelling

The threshold, targeted and maximum annual bonus award amounts and actual payout amounts for Mr. Snelling for fiscal year 2010 were as follows:

	Threshold Bonus	Target Bonus	Maximum Bonus	Actual 2010 Payout
Michael K. Snelling	$105,000	$210,000	$420,000	$157,500

The 2010 annual cash bonus award for Mr. Snelling was based 50 percent on specific performance measurements, 25 percent on our EBIT for fiscal year 2009 and 25 percent on the discretion of the Compensation Committee.

The Compensation Committee established four specific performance measures for Mr. Snelling: (i) non-fatal days lost (calculated as the number of employee work-related accidents times 200,000 hours, divided by the total employee hours worked) percentage reduction from 2009, (ii) surface tons released, (iii) surface mining productivity in terms of tons per manhour and (iv) environmental violations reduction measured as a percentage decrease from 2009. The specific performance measurements applicable to Mr. Snelling’s annual cash bonus awards are contained in the table below. Mr. Snelling’s non-fatal days lost, produced tons, surface miner productivity and environmental violations reduction specific performance measurements each constituted 25 percent of the specific performance component of his targeted annual cash bonus award.

Name		NFDL Rate(a) (Percent Reduction) (25%)	Produced Tons (Surface tons Released) (25%)	Surface Mining Productivity (Tons/Manhour) (25%)	Environmental Violations Reduction (% change from 2009) (25%)
Michael K. Snelling	Threshold	1%	14.5 MM	4.64	0
	Target	2%	15.0 MM	4.69	-10%
	Maximum	3%	15.5 MM	4.73	-20%

(a)	Non-fatal days lost (NFDL) is calculated as the number of employee work-related accidents times 200,000 hours, divided by the total employee hours worked. The target and threshold non-fatal days lost for 2010 were 2.28 and 2.31, respectively.

The actual results achieved for Mr. Snelling’s specific performance measurements were (i) no reduction from 2009 for non-fatal days lost (or 2.74 non-fatal days lost in 2010 compared to 2.33 for 2009), (ii) 13 million surface tons released, (iii) a 4.64 ton per manhour increase for surface mining productivity and (iv) a 24.72 percent decrease in environmental violations from 2009. The specific performance measure environmental violations reductions exceeded the maximum amounts. The specific performance measure for surface mine productivity in terms of tons per manhour equaled the threshold amount. The specific performance measures for non-fatal days lost and surface tons released did not meet the threshold amount.

The actual level of EBIT achieved for fiscal year 2010 was $(138) million, which did not exceed the threshold amount.

The Compensation Committee, upon management’s recommendation, awarded Mr. Snelling 100 percent of the maximum discretionary amount of the target cash bonus based upon Mr. Snelling’s individual performance in 2010.

2010 Annual Cash Bonus Award for Mr. Tolbert

The threshold, targeted and maximum annual bonus award amounts and actual payout amounts for Mr. Tolbert for fiscal year 2010 were as follows:

	Threshold Bonus	Target Bonus	Maximum Bonus	Actual 2010 Payout
Eric B. Tolbert	$30,000	$60,000	$120,000	$22,500

The 2010 annual cash bonus award for Mr. Tolbert was based 50 percent on specific performance measurements, 25 percent on our EBIT for fiscal year 2009 and 25 percent on the discretion of the Compensation Committee.

The Compensation Committee established two specific performance measures for Mr. Tolbert: (i) earnings after tax, and (ii) management of liquidity. The specific performance measurements applicable to Mr. Tolbert’s annual cash bonus awards are contained in the table below. Each of Mr. Tolbert’s specific performance measurements constituted one half of the specific performance component of his targeted annual cash bonus award.

Name		Earnings After Tax (50%)	Liquidity (50%)
Eric B. Tolbert	Threshold	$5 MM	$850 MM
	Target	90 MM	950 MM
	Maximum	120 MM	980 MM

The actual results achieved for Mr. Tolbert’s specific performance measurements were (i) $(167) million for earnings after tax and (ii) $646 million for management of liquidity, adjusted for share repurchases, debt paydowns, special dividends, acquisitions, funds raised through debt deals or equity issuances. The specific performance measures for management of liquidity earnings after tax did not exceed the threshold amounts.

The actual level of EBIT achieved for fiscal year 2010 was $(138) million, which did not exceed the threshold amount.

The Compensation Committee, upon management’s recommendation, awarded Mr. Tolbert 75 percent of the maximum discretionary amount of the target cash bonus based upon Mr. Tolbert’s individual performance in 2010.

Long-Term Incentive Program

We believe it is important to provide our named executive officers with additional forms of compensation that are longer-term in nature to promote retention, to incentivize sustainable growth and long-term value creation, and to further align the interests of our named executive officers with those of our stockholders. Our long-term incentive program (the LTIP) is a means we use to achieve these ends.

At the request of the Compensation Committee, management recommends to the Compensation Committee a value of targeted compensation for each LTIP level. In addition, at the request of the Compensation Committee, management conducts an annual review of the participation level assigned to each of our named executive officers in the previous year’s LTIP, if applicable, and recommends that each named executive officer be placed in one of several levels, each corresponding to a certain level of targeted long-term compensation. This process is undertaken for each of our named executive officers with the exception of Mr. Blankenship whose long-term incentive compensation was negotiated as part of the 2010-2011 Letter Agreement.

The particular and distinct purpose of long-term incentive awards is to provide our named executive officers with additional forms of compensation that are longer term in nature to promote retention, to incentivize sustainable growth and long-term value creation, and to further align the interests of our named executive officers with those of our stockholders. The components of the LTIP awards consist of:

•	a long-term cash incentive award;

•	a restricted stock award;

•	a restricted unit award; and

•	a non-qualified stock option award.

The long-term cash incentive award is the cornerstone of the LTIP and is a component of every LTIP award, with the exception of Mr. Phillips’ LTIP award, as discussed below. The long-term cash incentive award is designed similarly to the annual cash bonus award, except that it takes into account multi-year performance and requires that the named executive officer remain employed over this time period. The Compensation Committee believes that a cash award is an appropriate component of the LTIP, providing incentive to earn additional cash if certain performance metrics are met. The restricted stock awards and restricted unit awards are utilized by the Compensation Committee because it believes that these awards further align a participant’s interests with that of our stockholders, incentivizing participants to improve stock price performance over a multi-year period. The restricted unit award is used to help offset the taxes payable by a participant on the restricted stock award that vests on the same date, so that the participant is not forced to sell the vested Common Stock in order to pay the taxes that are due upon vesting. The Compensation Committee believes that as a result, a participant is more likely to hold onto Common Stock, further aligning the participant’s interests with that of our other stockholders over the long term. The non-qualified stock option award is used to provide additional compensation when the price of Common Stock goes up over time. In this manner, a participant only benefits if the stock price increases from the date of the grant. The Compensation Committee believes that the non-qualified stock option awards also aligns a participant’s interest with the long-term interests of our stockholders but without providing value if there is no appreciation in the stock price.

With respect to the breakdown of the various components of the LTIP awards, for each of the named executive officers, except Mr. Blankenship whose 2010 LTIP was negotiated as part of the 2010-2011 Letter Agreement and Mr. Phillips, as discussed below, the Compensation Committee assigned 25 percent of the total targeted 2010 LTIP award to the cash incentive award, 50 percent to the restricted stock and unit grant, and 25 percent to the non-qualified stock option grant. The Compensation Committee believed that based upon the function served by each component of the LTIP award as discussed above, this was an appropriate allocation of the total targeted 2010 LTIP award among the various components.

With the exception of significant promotions and new hires, LTIP awards are generally made at the quarterly Compensation Committee meeting occurring in November of each year. The 2010 LTIP awards were granted in November 2009. The LTIP awards are set in November each year to take into account the completion of management and the Board of Directors’ annual strategic review and update of our internal multi-year performance forecast. In addition, this timing enables the Compensation Committee to consider our company-wide performance and each of our named executive officer’s specific performance through the third quarter of the current year and our expectations for the next multi-year period. The LTIP awards are typically made in November, several weeks following the public release of our third-quarter earnings. In addition, the Compensation Committee’s schedule is determined several months in advance and the proximity of any awards to market events is coincidental.

The long-term cash incentive component of the LTIP award is a component of every LTIP participant level. The long-term cash incentive award requires a named executive officer to remain employed during the performance period, typically three years. The features of the long-term cash incentive award are similar to the Annual Incentive Program, except that it is intended to reward performance over a multi-year period. A target level of company-wide performance is determined by the Compensation Committee after taking into account the recommendations of management. A named executive officer may earn a portion of targeted pay if at least a threshold level of company-wide performance is met and may earn more than targeted pay if company-wide performance exceeds a target level. In this manner, the Compensation Committee believes our named executive officers are incentivized to exceed a targeted level of company-wide performance and are not disincentivized if it becomes apparent during the measuring period that a targeted level of company-wide performance can no longer be met, but the threshold level is still achievable.

The performance period of the long-term cash incentive award component of the 2010 LTIP award covers fiscal years 2010 through 2012. The company-wide performance criteria selected for the long-term cash incentive component of the 2010 LTIP award applicable to our named executive officers is cumulative earnings before taxes, which we refer to as EBT. EBT is selected because it is a measurement that management uses to evaluate our ability and success at generating earnings. The threshold, target and maximum levels of EBT performance that are set by the Compensation Committee are based on percentages of our internal multi-year budget forecast for the 2010-2012 performance period, which is material non-public information that is highly sensitive and not shared with the public.

As with the annual cash bonus awards, the LTIP awards follow our ‘pay for performance’ philosophy. The Compensation Committee believes that the LTIP program causes our executives to focus on overall, long-term generation of earnings that in turn is expected to strengthen financial performance and increase stockholder return.

In November 2009, the Compensation Committee set the threshold level of EBT performance based on a level of performance that was believed to be achievable, the target level of EBT performance based on a level of performance that was believed to be aggressive, but obtainable, and the maximum level of EBT performance based on a level of performance that was believed to be realizable upon the actualization of exceptional performance. The Compensation Committee recognizes that the likelihood of achievement of threshold, target or maximum levels of EBT performance is unpredictable and may differ from year to year, and believes that the payout should be appropriate for the performance achieved. A named executive officer will not receive the long-term cash incentive component of the 2010 LTIP award if the threshold level of EBT is not met; will receive one half of the targeted amount if the threshold level of EBT is met; and will receive two times the targeted amount if the maximum level of EBT is met. If actual performance falls between the threshold and target levels of EBT or between the target and maximum levels of EBT, the long-term cash bonus earned will be prorated between the levels in proportion to the amount of additional EBT achieved between the levels.

The earn-out of the long-term cash incentive component of the LTIP award for our named executive officers is confirmed by our Chief Financial Officer and the Chairman of the Compensation Committee and approved by the Compensation Committee. The Compensation Committee may take into account extraordinary, unusual or infrequently occurring events and transactions to adjust the performance goals used to determine if the company-wide performance component and the specific performance components are met. For example, the Compensation Committee may take into account effects of items that were not foreseen or contemplated when the performance goals were set, such as mergers, corporate restructurings, stock splits, litigation charges or other exceptional, one-time or non-recurring events by backing out the impact of such events on the performance goals being measured. The cash incentive component of the LTIP award, if earned, is typically paid on or around February 28th of the year following the relevant performance period. In order to receive the award, a named executive officer must be employed during the performance period, but not necessarily on the date we pay the cash incentive component of the LTIP award.

It is the intent of the Compensation Committee that the long-term cash incentive award component of the LTIP qualify for performance-based compensation treatment under Section 162(m) of the Code.

The long-term cash incentive component of the LTIP awards for all the named executive officers for the 2008-2010 period were based on the achievement of certain levels of EBT. The EBT Levels for the 2008-2010 performance period applicable to all of our named executive officers that were paid out in 2011 (the 2008 LTIP) were as follows:

	Threshold Level	Target Level	Maximum Level	2008-2010 Actual, as adjusted
EBT	$105.3 MM	$472.3 MM	$839.9 MM	$252.3 MM

The level of EBT achieved by Massey during 2008-2010 of $252.3 MM, as adjusted, fell between the threshold and the target levels. The named executed officers were provided a 2008 LTIP award that corresponded to the amount of EBT achieved over the threshold amount. In determining the long-term cash incentive component of the LTIP awards, the Compensation Committee has the discretion to take into account any extraordinary, unusual or infrequently occurring events and transactions in determining whether or not or to what degree the company-wide and specific performance components were met. In accordance with its authority, the Compensation Committee considered it appropriate to adjust EBT to take into account items that were extraordinary and unusual and were not contemplated when the performance levels were set. As it did in 2009, the Compensation Committee took into account the satisfaction of the final judgment entered in the Wheeling-Pittsburgh litigation against us in the amount of $250 million which was paid out on December 4, 2008 (as more fully described in Note 18 to the Notes to the Consolidated Financial Statements in our Form 10-K filed with the SEC on March 2, 2009). The Compensation Committee did not consider it appropriate to adjust EBT to take into account the effect of the accident that occurred at Upper Big Branch due to uncertainties surrounding the accident. The 2008 LTIP amounts paid to the named executive officers for performance during 2008-2010 were as follows: Mr. Blankenship - $210,089, Mr. Phillips - $0, Mr. Adkins - $87,537, Mr. Clemens - $43,768, Mr. Snelling - $52,522 and Mr. Tolbert - $43,768.

The restricted stock and restricted unit components of the LTIP award are forms of equity-based compensation provided to certain LTIP participants, including our named executive officers. The restricted stock and restricted unit components of the LTIP award are service-based and typically vest in equal portions on an annual basis over a three-year vesting period. The value of the restricted stock and restricted unit components of the LTIP award will correspond to increases or decreases in our stock price. We believe that these awards better align a participant’s interests with that of our stockholders, incentivizing participants to improve stock price performance.

As each portion of the restricted stock component of the LTIP award vests, the restrictions placed on the vested portion lapse and the Common Stock becomes freely tradable by the participant, subject to our trading window policy and state and federal securities laws. As each portion of the restricted unit component of the LTIP award vests, the participant receives a cash payment equal to the closing price value of an equal number of shares of Common Stock on the date of such vesting, or in the event that the stock market is closed on the date of such vesting, the closing price of Common Stock on the immediately preceding trading day. As previously indicated, the purpose of the restricted unit component of the LTIP award is to help offset the taxes payable by the participant on the restricted stock component of the LTIP award that vests on the same date, so that the participant is not forced to sell the vested Common Stock in order to pay the taxes that are due upon vesting. We believe that as a result, a participant is more likely to hold Common Stock, further aligning the participant’s interests with that of our other stockholders over the long-term.

Service-based restricted stock and restricted unit awards do not qualify for performance-based compensation treatment under Section 162(m) of the Code.

The non-qualified stock option component of the LTIP award is another form of equity-based compensation provided to certain LTIP participants, including our named executive officers. Prior to 2006, stock options provided companies with favorable accounting treatment as compared to restricted stock and restricted units. In 2006, the accounting treatment for stock options changed as a result of FASB ASC Topic 718, making the accounting treatment of stock options no more attractive than the treatment of restricted stock and restricted units. Nevertheless, we believe granting stock options to our named executive officers is beneficial because it places additional emphasis on the importance of improving stock price performance within a specific time horizon.

The non-qualified stock option component of the LTIP award is a service-based award that typically vests in equal portions on an annual basis over a three- or four-year period. After vesting, a participant must exercise his stock options within 10 years from the grant date. The value of the stock option to a participant is the difference between the closing stock price on the date of grant and the market price on the date of exercise. In order for a participant to receive value from a stock option award, the market value of the underlying Common Stock must appreciate before the expiration of the stock options, otherwise the option is forfeited. Restricted stock and restricted units, on the other hand, retain value even if the stock price falls below the stock price on the date of grant.

Stock options granted at fair market value, as these are, automatically qualify for performance-based compensation treatment under Section 162(m) of the Code.

The proportion of value that any one component comprises of a participant’s LTIP award is dependent upon the level in which the participant is placed. In November 2009, the Compensation Committee awarded the 2010 LTIP awards to our named executive officers comprised of stock options (representing 25 percent of the total value of the awards), restricted stock and restricted units (representing 50 percent of the total value of the awards) and a target long-term cash incentive award (representing 25 percent of the total value of the awards). In lieu of a long-term cash award, the Compensation Committee awarded Mr. Phillips additional restricted stock and units so that the value of his restricted stock and unit award constituted 75 percent of the value of his LTIP award and the value of his stock option award constituted 25 percent of the value of his LTIP award.

Approximately 286 employees, including all of our named executive officers, participated in the 2010 LTIP. Although Mr. Blankenship was a participant in the LTIP, his LTIP awards were set by the Compensation Committee without recommendation from management. Consequently, the proportions that each component of Mr. Blankenship’s 2010 LTIP award make up of the targeted total value of his 2010 LTIP award were determined by the Compensation Committee and were reflected in the 2010-2011 Letter Agreement.

The total targeted 2010 LTIP amount for each of the named executive officers is as follows: Mr. Blankenship - $849,800, Mr. Phillips - $500,000, Mr. Adkins - $500,000, Mr. Clemens - $500,000, Mr. Snelling - $300,000 and Mr. Tolbert - $250,000. The value of Mr. Blankenship’s 2010 LTIP was negotiated as a part of the 2010-2011 Letter Agreement. The Compensation Committee determined the total targeted 2010 LTIP amount each of the named executive officers should receive based upon a variety of factors, including management responsibilities, past accomplishments, expected contributions, experience, expertise, tenure and marketability. In particular, the Compensation Committee considered the named executive officer’s 2010 performance as described under “Annual Incentive Program” above. The Compensation Committee also considered the expected contributions of these officers to the accomplishment of our short-term and long-

term objectives which are reflected in the targets set for both the annual cash bonus awards and the long-term cash incentive award. In addition, in establishing the LTIP amounts for each of these named executive officers, the Compensation Committee factored in the extremely competitive environment for executive talent in which Massey competes. Although the Compensation Committee considered all of the foregoing factors, it did not assign a particular weight to each factor. The Compensation Committee set the total targeted 2010 LTIP award amounts for each named executive officer based upon what it believed to be reasonable and appropriate in light of the foregoing assessment and to ensure it was adequate to provide reasonable and appropriate incentives to motivate and retain the individual, and based upon the Compensation Committee’s knowledge and experience of the industry and Massey.

The aggregate targeted values of the various components of the 2010 LTIP awards made to our named executive officers are as follows:

Name	Total Targeted 2010 LTIP Award(a)
Don L. Blankenship	$849,800
Baxter F. Phillips, Jr.	500,000
J. Christopher Adkins	500,000
Mark A. Clemens	500,000
Michael K. Snelling	300,000
Eric B. Tolbert	250,000

(a)	These amounts are based upon the target value of the long-term incentive cash award, the restricted stock and restricted unit value on the date of the grant and the Black-Scholes value of the stock options on the date of grant.

The various components of the 2010 LTIP awards made to our named executive officers are as follows:

	2010 LTIP Grants
Name	Cash Target ($)	Restricted Stock (#)	Restricted Units (#)	Stock and Unit Value(a) ($)	Stock Options (#)	Black-Scholes Value(a) ($)
Don L. Blankenship	$—	12,700	7,300	$ 849,800	$—	$—
Baxter F. Phillips, Jr.(b)	—	6,718	4,295	375,000	7,349	125,000
J. Christopher Adkins	125,000	4,504	2,838	250,000	7,349	125,000
Mark A. Clemens	125,000	4,504	2,838	250,000	7,349	125,000
Michael K. Snelling	75,000	2,703	1,703	150,000	4,409	75,000
Eric B. Tolbert	62,500	2,252	1,419	125,000	3,674	62,500

(a)	The stock and unit value are based on the value on the date of grant and the Black-Scholes value is based on the value of the stock options on the date of grant.
(b)	Mr. Phillips elected to receive the value of his cash target award in additional shares of restricted stock and units.

One third of each grant of restricted stock, restricted units and stock options vest annually on the anniversary of the date of the grant.

Deferred Compensation Program

In an effort to attract and retain those employees whose judgment, abilities and experience will contribute to our continued progress, we maintain two deferred compensation programs to permit eligible employees, including our named executive officers, to defer a portion of his or her salary, bonus and incentive awards, and to provide a benefit for such employees whose benefits under our 401(k) Plan are limited by the federal tax laws. Our program allows a named executive officer to defer all or a portion of his salary, bonus and/or incentive award, enabling him to defer paying income taxes on that money until such named executive officer receives a distribution from the program. The program also provides a benefit for participants whose 401(k) contributions and our matching contributions are limited due to annual maximum contribution amounts set by the federal tax laws. Matching contributions made by us under the program generally are made at the same deferral rate as those made to the 401(k) Plan, up to a combined 10 percent of total eligible compensation (including deferrals into the 401(k) Plan) and subject to the limits imposed by the Code. The program is described in further detail under “Nonqualified Deferred Compensation” on page 49.

Retirement Benefits

We maintain a defined benefit pension plan, known as the Massey Energy Retirement Plan (the MERP). Each of our named executive officers participates in the MERP. To the extent benefits payable at retirement exceed amounts that may be payable under applicable provisions of the Code, the benefits will be paid under our supplemental executive retirement plan (the SERP). The SERP is a form of a nonqualified pension plan that generally provides eligible individuals the difference between (i) the benefits they would actually accrue under the MERP but for the maximum compensation and benefit limitations under the Code and (ii) the benefit they actually accrue under the MERP. The SERP recognizes compensation including those amounts of deferred compensation credited under our deferred compensation programs. With respect to the timing and form of payment of benefits under the SERP, participants were required to make one of the following two elections: (i) payments begin the later of age 55 or separation of service or (ii) payments begin the later of age 62 or separation of service. Additional details regarding the MERP and SERP are described in further detail under Retirement Benefits on page 47.

Supplemental Life Insurance Benefit

Fluor Corporation, our predecessor company, provided specified supplemental life insurance benefits to a select group of its management and highly paid executives through a supplemental benefit plan. The purpose of the supplemental life insurance plan is to provide certain named executive officers with a benefit in the form of life insurance and deferred compensation as part of their targeted overall compensation. Mr. Blankenship participates in this plan. This supplemental life insurance benefit for Mr. Blankenship is further described under “Agreements with Named Executive Officers – Supplemental Life Insurance Agreements” on page 41.

Change in Control and Severance Benefits

Our named executive officers are eligible for benefits and payments if there is a change in control and employment terminates or is constructively terminated or if employment terminates due to position elimination, as described under “Potential Payments Upon Termination or Change in Control” on page 50. The purpose of these change in control protections is to retain certain members of management in the face of uncertainty surrounding a potential or actual change in control, by providing a participant with an attractive benefit that would be due and payable to the participant only in the event he continued to work during such uncertainty and subsequently found himself terminated or constructively terminated as a result of a change in control. While generally we do not believe that a change in control alone is sufficient to trigger a benefit, we do believe providing a participant with a benefit in the event he is terminated or constructively terminated as a result of a change in control is appropriate because it allows our senior management to focus on running our company to maximize stockholder value and mitigate the necessity for management’s attention to be diverted toward finding new employment in the event a change in control occurs. We believe that by providing this potential benefit, we are able to better retain and attract named executive officers and incentivize them to continue in their efforts to contribute to our overall performance in the face of uncertainty.

In addition, we believe that we should provide reasonable severance benefits to employees in the event their positions are eliminated. With respect to our named executive officers, these severance benefits should reflect the fact that it may be difficult for executives to find comparable employment within a short period of time. The terms of the severance agreements we have entered into with our named executive officers are further described under “Potential Payments Upon Termination or Change in Control” on page 50.

In August 2010, and as recommended by the Compensation Committee, the Board of Directors approved the elimination of the gross-ups of excise tax imposed under Section 4999 of the Code, or any interest or penalties pertaining to such tax, for any payments made under the Change in Control Severance Agreements with Don L. Blankenship and certain other executive officers of the Company, the Employment and Change in Control Agreement with Baxter F. Phillips, Jr., the Retention and Employment Agreement with John Christopher Adkins, the Retention and Employment Agreement with Mark A. Clemens and the Employment Agreement with Michael K. Snelling. In addition, as recommended by the Compensation Committee, the Board of Directors approved the amendment of these agreements to clarify that we are not liable to an executive in the event any compensation or benefits provided to, or for the benefit of, the executive are subject to any additional income tax, interest or penalties imposed under Section 409A of the Code.

2010-2011 Letter Agreement with Don L. Blankenship

In December 2009, the Compensation Committee entered into a new two-year letter agreement with Mr. Blankenship to continue his employment through December 31, 2011. The material terms and conditions of the 2010-2011 Letter Agreement are discussed below under “Agreements with Named Executive Officers – Letter Agreements with Don L. Blankenship” on page 33. In an effort to provide Mr. Blankenship with a target overall compensation that would incentivize him to continue serving us while at the same time to further align his compensation with company-wide performance, the Compensation Committee, in consultation with PM&P, further increased the amount of his compensation package tied to various company-wide performance measures. The Compensation Committee used the structure of the Mr. Blankenship’s 2008-2009 Letter Agreement as the basis for negotiating the terms of the 2010-2011 Letter Agreement with Mr. Blankenship.

The Compensation Committee negotiated the material terms and conditions of the 2010-2011 Letter Agreement taking into account a variety of factors and considerations:

•	the desire to retain Mr. Blankenship’s services based on his proven leadership;

•	Mr. Blankenship’s past accomplishments at Massey;

•	Mr. Blankenship’s vision and plan for our future prospects;

•	Mr. Blankenship’s vast knowledge and understanding of coal mining in Central Appalachia;

•	Mr. Blankenship’s wealth of experience;

•	the competitive environment for Mr. Blankenship’s services;

•	the past agreements Mr. Blankenship negotiated with our predecessor; and

•	the Compensation Committee’s belief that Mr. Blankenship is uniquely qualified and positioned to successfully address the current challenges and opportunities facing us at the present time.

The Compensation Committee believes that these factors and others strongly favored retaining Mr. Blankenship’s services and would inure to the ultimate benefit of the stockholders.

In consultation with PM&P, the Compensation Committee established the following goals in connection with entering into the 2010-2011 Letter Agreement:

•	simplify the terms of the previous 2009-2009 Letter Agreement;

•	reduce service-based components and increase performance-based components of Mr. Blankenship’s compensation package;

•	make a majority of Mr. Blankenship’s potential compensation at-risk and performance-based;

•	remove the retention bonus award;

•	remove the long-term cash incentive award;

•	remove the grants of service-based options and replace with a performance-based restricted stock award; and

•

provide that the amount of performance-based compensation that Mr. Blankenship earns during fiscal year 2010 is capped at $11,000,000 less the product obtained by multiplying 6,668 by the closing market price of our Common Stock on the NYSE on December 30, 2010.

Taking the foregoing and such other information as the Compensation Committee deemed appropriate into consideration, the Compensation Committee entered into the 2010-2011 Letter Agreement, believing the targeted overall compensation to be an adequate reflection of Mr. Blankenship’s value to us and to be significantly based upon achieving company-wide performance results.

Special Successor Development and Retention Program

Mr. Blankenship also receives benefits under the Special Successor Development and Retention Program, an agreement entered into in October 1998 between Fluor Corporation and Mr. Blankenship and amended as of January 1, 2009. The Special Successor Development and Retention Program is described under “Agreements with Named Executive Officers – Special Successor Development and Retention Program with Don L. Blankenship” on page 35.

Retirement Agreement with Don L. Blankenship

In December 2010, in connection with Mr. Blankenship’s resignation from the Board of Directors of the Company and as the Company’s Chairman and Chief Executive Officer, the Company entered into a Retirement Agreement with Mr. Blankenship, effective as of December 31, 2010. The material terms and conditions of the Retirement Agreement are discussed below under “Agreements with Named Executive Officers – Retirement Agreement with Don L. Blankenship” on page 35. In an effort to compensate Mr. Blankenship for his service to the Company in 2010 and in exchange for Mr. Blankenship’s covenants that:

•

for a period of two years, subject to certain exceptions, Mr. Blankenship will not, directly or indirectly, without the prior written consent of the Company (not to be unreasonably withheld), provide services to or engage in any other activities (whether as an owner, principal, agent, employer, director, officer, employee, partner, consultant or otherwise) for any company, business or other person engaged in operations or businesses that are the same as or substantially similar to, or are otherwise competitive with, those engaged in by the Company, its subsidiaries, or affiliates;

•

for a period of two years, subject to certain limited exceptions, Mr. Blankenship will not, directly or indirectly, (1) offer employment to, recruit, hire or cause to be hired any officer or supervisory personnel of the Company or any of its affiliates or subsidiaries (or any individual who ceased to be such an officer or supervisor as a result of Mr. Blankenship’s violation of this provision) or (2) solicit, induce or encourage any such individual to terminate his or her employment with the Company or any of its subsidiaries or affiliates (whether or not for purposes of obtaining such individual’s services);

•

for a period of two years, Mr. Blankenship will provide consulting services as reasonably requested by the Company, for a $5,000 monthly retainer and reasonable expense reimbursement, to aid the Company in its business (including, without limitation, assistance with respect to the transition of Mr. Blankenship’s responsibilities to his successor, advising Company personnel on industry matters);

•	Mr. Blankenship will provide cooperation and assistance with litigation and similar proceedings as reasonably requested by the Company;

•

Mr. Blankenship will not make any statement, subject to certain exceptions, that criticizes or disparages the Company or its subsidiaries or affiliates, their past or present employees, officers, directors, representatives and agents, their respective operations or businesses or otherwise make any such statements that tend to portray any of the foregoing in an unfavorable light; and

•	Mr. Blankenship will not disclose to any person, or use for any purpose, any confidential or proprietary information of the Company.

The Compensation Committee negotiated the material terms and conditions of the Retirement Agreement taking into account a variety of factors and considerations:

•	the desire to retain Mr. Blankenship’s consulting services;

•	the value of the restrictive covenants listed above to the Company;

•	Mr. Blankenship’s agreement to cooperate and provide assistance in litigation and similar proceedings as reasonably requested by the Company; and

•	the competitive environment for Mr. Blankenship’s services.

Employment and Change in Control Agreement with Baxter F. Phillips, Jr.

In the fall of 2005, Mr. Phillips received an attractive offer from a mining company with whom we compete. In an effort to retain Mr. Phillips’ knowledge, experience and expertise and in recognition of the fact that Mr. Phillips has made, and is expected to continue to make, major contributions to our short-term and long-term profitability, growth and financial strength, the Compensation Committee reviewed his current compensation package, consulted with PM&P, and negotiated a three-year arrangement with Mr. Phillips referred to as the Retention and Change in Control Agreement. The Compensation Committee used the structure of the Retention and Change in Control Agreement as the basis for negotiating the terms of another three-year arrangement effective November 1, 2008 and amended as of January 1, 2009, to ensure compliance with the requirements of Section 409A of the Code and referred to as the Employment and Change in Control Agreement, the terms of which are described under “Agreements with Named Executive Officers – Employment and Change in Control Agreement with Baxter F. Phillips, Jr.” on page 36.

PM&P advised the Compensation Committee on the initial three-year compensation arrangement for Mr. Phillips. At the request of the Compensation Committee, PM&P provided the Compensation Committee with a review of the actual total compensation of the second-highest paid executive officers of a comparator group of companies that was comprised of Allegheny Technologies Incorporated, Alliance Resource Partners L.P., AmeriGas Partners, L.P., Arch Coal, Inc., Carpenter Technology Corporation, Cliffs Natural Resources Inc., CONSOL Energy Inc., Foundation Coal Holdings, Inc., Freeport-McMoran Copper & Gold Inc., Kaiser Aluminum Corporation, Nucor Corporation, Overseas Shipholding Group, Inc., Peabody Energy Corporation and Quanex Corporation. In an effort to provide Mr. Phillips with a target overall compensation that would incentivize him to continue serving us for the three-year period, while at the same time further aligning his compensation with company-wide performance, the Compensation Committee determined to tie a significant portion of his compensation package to various company-wide performance measures.

The reason why the comparator group used by PM&P and the Compensation Committee during the course of the Compensation Committee’s negotiations of the 2007 Letter Agreement with Mr. Blankenship was larger and broader in scope than the comparator group used by PM&P and the Compensation Committee during the course of the Compensation Committee’s negotiations of the Retention and Change in Control Agreement with Mr. Phillips was due to a variety of factors. The Compensation Committee considered that given Mr. Blankenship’s unique position at Massey and the extremely competitive market for someone with his skill set and experience (even across industries), it was appropriate to consider this broader comparison group to provide additional insight in connection with negotiating the 2007 Letter Agreement. Therefore, the Compensation Committee believed the market for its chief executive officer warranted a broader comparison group. The Compensation Committee believed that the comparison group used for Mr. Phillips’ position was appropriate.

The Compensation Committee negotiated the material terms and conditions of the Employment and Change in Control Agreement taking into account a variety of factors and considerations, including:

•	the desire to retain Mr. Phillips’ services based on his proven leadership at Massey;

•	Mr. Phillips’ past accomplishments at Massey;

•	Mr. Phillips’ knowledge, experience and understanding of coal mining in Central Appalachia;

•	the existence of a competing offer made to Mr. Phillips for alternative employment from one of our competitors; and

•	the Compensation Committee’s belief that Mr. Phillips plays a critical role in helping management successfully address the current challenges and opportunities facing us at the present time.

The Compensation Committee believed that these factors and others strongly favored retaining Mr. Phillips’ services and would inure to the ultimate benefit of the stockholders.

PM&P estimated the value of the annual targeted overall compensation reflected in the Retention Employment and Change in Control Agreement to be approximately $1.7 million, assuming a $40 share price and targeted levels of performance were achieved. PM&P advised the Compensation Committee that a significant amount of Mr. Phillips’ 2007 compensation was at-risk because it was based upon future performance objectives.

Taking the foregoing and such other information as the Compensation Committee deemed appropriate into consideration, the Compensation Committee on behalf of Massey entered into the Retention Employment and Change in Control Agreement and at its conclusion, the Employment and Change in Control Agreement effective November 1, 2008, believing the targeted overall compensation to be an adequate reflection of Mr. Phillips’ value to us and to be significantly based upon achieving company-wide performance results. In addition, on December 31, 2009, we entered into an amendment to the Employment and Change in Control Agreement, effective January 1, 2010, to replace the cash payments calculated based on base pay and an annual bonus target that would be paid upon a covered termination before or after a change in control, with a lump sum cash payment. In addition, on October 22, 2010, we entered into an amendment to the Employment and Change in Control Agreement to eliminate excise tax gross-ups for change-of-control payments.

In December 2010, in connection with his appointment as Chief Executive Officer, Mr. Phillips and the Company entered into an amendment, effective as of December 3, 2010, to the Employment and Change of Control Agreement with Mr. Phillips. The material changes to the Employment and Change of Control Agreement with Mr. Phillips are discussed below under “Agreements with Named Executive Officers – Employment and Change in Control Agreement with Baxter F. Phillips, Jr.” on page 36

Retention and Employment Agreement with J. Christopher Adkins

Throughout 2007, our senior managers continued to be targets of aggressive recruiting by our competitors. In an effort to retain Mr. Adkins’ knowledge, experience and expertise and in recognition of the fact that Mr. Adkins has made, and is expected to continue to make, major contributions to our short-term and long-term profitability, growth and financial strength, the Compensation Committee reviewed his current compensation package and negotiated a three-year arrangement with Mr. Adkins, the terms of which are described under “Agreements with Named Executive Officers – Retention and Employment Agreement with J. Christopher Adkins” on page 38. This agreement was revised in December 2008 and further amended and restated as of January 1, 2009, to ensure compliance with the requirements of Section 409A of the Code. This agreement was due to expire in November 2010. On November 12, 2010, and as recommended by the Compensation Committee, we entered into a new Retention and Employment Agreement with Mr. Adkins, effective as of November 10, 2010, which we refer to as the “Adkins Employment Agreement.” The Adkins Employment Agreement replaced the previous Retention and Employment Agreement with Mr. Adkins. The Adkins Employment Agreement has an initial three-year term, ending on November 10, 2013.

The Compensation Committee negotiated the material terms and conditions of the Adkins Employment Agreement taking into account a variety of factors and considerations, including:

•	the desire to retain Mr. Adkins’ services based on his proven leadership at Massey;

•	Mr. Adkins’ past accomplishments at Massey;

•	Mr. Adkins’ knowledge, experience and understanding of coal mining in Central Appalachia; and

•	the Compensation Committee’s belief that Mr. Adkins plays a critical role in helping management successfully address the current challenges and opportunities facing us at the present time.

The Compensation Committee believed that these factors and others strongly favored retaining Mr. Adkins’ services and would inure to the ultimate benefit of the stockholders.

Taking the foregoing and such other information as the Compensation Committee deemed appropriate into consideration, the Compensation Committee on behalf of Massey entered into the Adkins Employment Agreement, believing the targeted overall compensation to be an adequate reflection of Mr. Adkins’ value to us and to be significantly based upon achieving company-wide performance results.

Retention and Employment Agreement with Mark A. Clemens

In an effort to retain Mr. Clemens’ knowledge, experience and expertise and in recognition of the fact that Mr. Clemens has made, and is expected to continue to make, major contributions to our short-term and long-term profitability, growth and financial strength, the Compensation Committee reviewed his current compensation package and negotiated a three-year arrangement with Mr. Clemens, the terms of which are described under “Agreements with Named Executive Officers – Retention and Employment Agreement with Mark A. Clemens” on page 39. This agreement was revised in December 2009 to substitute a fixed-dollar severance benefit for the previous variable benefit based on salary and target annual bonus. On October 22, 2010, the agreement was further amended to eliminate excise tax gross-ups and to express the understanding that the Company is not liable to Mr. Clemens in the event any compensation or benefits provided to him are subject to any additional income tax, interest or penalties imposed under Section 409A of the Code. The agreement has been further amended to extend the term to December 31, 2011.

The Compensation Committee negotiated the material terms and conditions of the Retention and Employment Agreement with Mr. Clemens taking into account a variety of factors and considerations, including:

•	the desire to retain Mr. Clemens’ services based on his proven leadership at Massey;

•	Mr. Clemens’ past accomplishments at Massey;

•	Mr. Clemens’ knowledge, experience and understanding of coal mining in Central Appalachia; and

•	the Compensation Committee’s belief that Mr. Clemens plays a critical role in helping management successfully address the current challenges and opportunities facing us at the present time.

The Compensation Committee believed that these factors and others strongly favored retaining Mr. Clemens’ services and would inure to the ultimate benefit of the stockholders.

Taking the foregoing and such other information as the Compensation Committee deemed appropriate into consideration, the Compensation Committee on behalf of Massey entered into the Retention and Employment Agreement, with Mr. Clemens believing the targeted overall compensation to be an adequate reflection of Mr. Clemens’ value to us and to be significantly based upon achieving company-wide performance results. In addition, on December 31, 2009, we entered into an amendment to the Retention and Employment Agreement to replace the cash payments calculated based on base pay and an annual bonus target that would be paid upon a covered termination before a change in control, with a lump sum cash payment.

Employment Agreement with Michael K. Snelling

In May 2006, Mr. Snelling received an attractive offer from a mining company with whom we compete. In an effort to retain Mr. Snelling’s knowledge, experience and expertise and in recognition of the fact that Mr. Snelling has made, and is expected to continue to make, major contributions to our short-term and long-term profitability, growth and financial strength, the Compensation Committee reviewed his current compensation package and negotiated a three-year arrangement with Mr. Snelling. This agreement was revised in December 2008 and further amended and restated as of January 1, 2009, to ensure compliance with the requirements of Section 409A of the Code. This agreement expired as of May 25, 2009. Therefore, effective as of May 25, 2009, we entered into an amended and restated employment agreement with Mr. Snelling, the terms of which are described under “Agreements with Named Executive Officers – Employment Agreement with Michael K. Snelling” on page 40.

The Compensation Committee negotiated the material terms and conditions of Mr. Snelling’s Employment Agreement taking into account a variety of factors and considerations, including:

•	the desire to retain Mr. Snelling’s services based on his proven leadership at Massey;

•	Mr. Snelling’s past accomplishments at Massey;

•	Mr. Snelling’s knowledge, experience and understanding of coal mining in Central Appalachia;

•	the existence of a competing offer made to Mr. Snelling for alternative employment from one of our competitors; and

•	the Compensation Committee’s belief that Mr. Snelling plays a critical role in helping management successfully address the current challenges and opportunities facing us at the present time.

The Compensation Committee believed that these factors and others strongly favored retaining Mr. Snelling’s services and would inure to the ultimate benefit of the stockholders.

Taking the foregoing and such other information as the Compensation Committee deemed appropriate into consideration, the Compensation Committee on behalf of Massey entered into Mr. Snelling’s Employment Agreement, believing the targeted overall compensation to be an adequate reflection of Mr. Snelling’s value to us and to be significantly based upon achieving company-wide performance results.

Perquisites

We annually review any perquisites that our Chief Executive Officer and the other named executive officers may receive. In addition to the cash and equity compensation discussed above, we provide our Chief Executive Officer and the other named executives with the same benefit package available to all salaried employees. The package includes:

•	Health and dental insurance (portion of costs);

•	Basic life insurance;

•	Long-term disability insurance; and

•	Participation in Massey’s 401(k) plan, including company matching.

We provide additional incentives and benefits in certain circumstances to some of our named executive officers that are described in the Summary Compensation Table on page 32. Such perquisites include company vehicles and, in isolated instances, company housing.

Stock Ownership Guidelines

On February 19, 2008, in order to further align management’s interests with the interests of stockholders and support good governance practices, the Board of Directors adopted Stock Ownership Guidelines that apply to the Chief Executive Officer, the President, the Senior Vice President and Chief Operating Officer, the Senior Vice President – Group Operations, and Vice President – Surface Operations (the Covered Executive Officers). The minimum stock ownership guideline for our (i) Chief Executive Officer is five times his base salary, (ii) the President, the Senior Vice President and Chief Operating Officer, and the Senior Vice President – Group Operations is three times each of their respective base salaries and (iii) Vice President – Surface Operations is two times his base salary.

The guidelines were initially calculated for each Covered Executive Officer using such Covered Executive Officer’s annual base salary and the closing stock price per share of our Common Stock as of the later of (i) the date the guidelines were adopted or (ii) the date an executive became covered by the guidelines. The guidelines are adjusted for each Covered Executive Officer as of January 1 of each fiscal year using the Covered Executive Officer’s annual base salary then in effect and the closing stock price per share of our Common Stock on such date. The Governance and Nominating Committee may, from time to time, reevaluate and revise the guidelines to give effect to changes in our Common Stock or other factors it deems relevant.

Covered Executive Officers are required to achieve the guideline within five years of becoming a Covered Executive Officer, or, in the case of persons who were deemed Covered Executive Officers at the time the guidelines were adopted, within five years of the date of adoption of the guidelines. Once achieved, ownership of the guideline amount must be maintained for as long as the Covered Executive Officer is subject to the guidelines.

The Governance and Nominating Committee has the authority to review each Covered Executive Officer’s compliance (or progress towards compliance) with the guidelines from time to time and, in its sole discretion, to impose such conditions, restrictions or limitations on any Covered Executive Officer as the Governance and Nominating Committee determines to be necessary or appropriate in order to achieve the purposes of the guidelines.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of this Amendment with management and, based on such review and discussion, recommended to the Board of Directors that it be included in this Amendment.

Compensation Committee

April 19, 2011	Robert H. Foglesong	James B. Crawford	Bobby R. Inman	Dan R. Moore

The Compensation Committee Report does not constitute solicitation material and shall not be deemed filed or incorporated by reference into any of our filings except to the extent that we specifically incorporate this report by reference therein.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

Summary Compensation Table

The following table presents information with respect to the total compensation of our named executive officers for the years ended December 31, 2010, December 31, 2009 and December 31, 2008.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary(a) ($)	Bonus(b) ($)	Stock Awards(c) ($)	Option Awards(c) ($)	Non-Equity Incentive Plan Compensation (d) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(e) ($)	All Other Compensation(f) ($)	Total
D.L. Blankenship*	2010	900,000	300,000	—	—	7,382,878	1,379,629	459,437	10,421,944
Former Chairman and	2009	933,369	300,000	3,869,819	—	11,549,156	573,618	609,875	17,835,837
Chief Executive Officer	2008	1,000,000	300,000	390,000	2,160,000	6,022,447	691,415	457,129	11,020,991

B.F. Phillips, Jr.	2010	625,794	427,500	2,762,500	187,500	262,990	1,337,250	43,728	5,647,262
Current Chief Executive	2009	606,690	375,000	375,000	125,000	451,193	1,203,866	66,318	3,203,067
Officer and President	2008	598,798	762,500	947,135	773,000	510,914	1,392,718	71,691	5,056,756

J.C. Adkins	2010	450,000	399,500	825,000	125,000	87,537	183,887	19,907	1,965,831
Senior Vice President	2009	420,016	342,600	250,000	125,000	502,148	98,298	36,872	1,774,934
and Chief Operating Officer	2008	378,015	312,500	250,000	125,000	397,165	98,471	32,864	1,594,015

M.A. Clemens(g)	2010	350,000	362,500	250,000	125,000	279,393	159,736	18,414	1,545,043
Senior Vice President,
Group Operations

M.K. Snelling	2010	316,000	255,000	150,000	75,000	105,022	110,605	16,471	1,028,098
Vice President, Surface	2009	317,346	237,500	150,000	75,000	301,005	214,301	27,138	1,322,290
Mines	2008	332,013	175,000	150,000	75,000	324,067	6,346	30,884	1,093,310

E.B. Tolbert	2010	212,097	102,500	125,000	62,500	43,768	68,218	10,003	624,086
Vice President and	2009	219,960	7,000	125,000	62,500	170,077	38,562	16,737	639,836
Chief Financial Officer	2008	232,127	—	125,000	62,500	154,254	46,497	19,065	639,443

*	Mr. Blankenship retired in December 2010 and the terms of his awards became subject to the terms and conditions of the Retirement Agreement.
(a)	Salary amounts include cash compensation earned by each named executive officer, as well as any amounts earned, but contributed under our 401(k) Plan and/or deferred at the election of the named executive officer under our deferred compensation program. For a discussion of the deferred compensation program and amounts deferred by the named executive officers, including earnings on amounts deferred, please see “Nonqualified Deferred Compensation” starting on page 49.
(b)	Bonus amounts shown include the discretionary portion of the annual cash bonus award earned by each named executive officer and retention bonuses awarded to each named executive officer, if any. For a discussion concerning the annual cash bonus awards and the retention bonus awards, please see “Compensation Discussion and Analysis” beginning on page 8.
(c)	The amounts included represent the aggregate grant date fair value of the 2010 stock award computed in accordance with FASB ASC Topic 718 (excluding estimates for forfeitures related to service-based vesting conditions). These amounts reflect the aggregate grant date fair market value of these awards and do not correspond to the actual cash value that will be recognized by each of the named executive officers when received. Assumptions used in the calculation of these award amounts are included in Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference into this Amendment. The actual value of the restricted stock units that vested and were paid in cash to each of the named executive officers during 2008 are as follows: Mr. Blankenship - $265,782; Mr. Phillips - $111,526; Mr. Adkins - $160,198; Mr. Snelling - $118,566; and Mr. Tolbert - $38,999. The actual value of the restricted stock units that vested and were paid in cash to each of the named executive officers during 2009 are as follows: Mr. Blankenship - $339,705; Mr. Phillips - $342,295; Mr. Adkins - $183,348; Mr. Snelling - $120,578; and Mr. Tolbert - $79,563. The actual value of the restricted stock units that vested and were paid in cash to each of the named executive officers during 2010 are as follows: Mr. Blankenship - $357,340; Mr. Phillips - $893,832; Mr. Adkins - $172,071; Mr. Clemens - $175,114; Mr. Snelling - $103,269; and Mr. Tolbert - $86,035. Information on individual equity awards granted to the named executive officers is set forth in the section entitled “Grants of Plan Based Awards” on page 43. Information on actual cash pay-outs on the vesting of restricted stock units is set forth in the section entitled “Option Exercises and Stock Vested” on page 47.
(d)

The amounts included for 2008 reflect cash awards to the named executive officers based on performance under our Annual Incentive Plan for 2008 and under our Long-Term Incentive Plan for the 2006 through 2008 fiscal year performance period. For Mr. Blankenship, it also includes the Performance-Based Stock Unit Award and the Performance-Based Incentive Unit Award earned during 2008 in accordance with his 2008-2009 Letter Agreement. Mr. Blankenship’s 2008 amount includes $1,225,440 for the performance-based portion of his incentive bonus award contained in the 2008-2009 Letter Agreement, $221,642 for his LTIP payment, $2,058,585 for his Performance-Based Stock Unit Award and $2,516,780 for his Performance-Based Incentive Unit Award. For each of the other named executive officers, the 2008 amounts represent LTIP cash payments in the amounts of $104,664, $104,664, $61,567, and $49,254 for Messrs. Phillips, Adkins, Snelling and Tolbert, respectively, and the performance component of the annual cash bonus in the amounts of $406,250, $292,500, $262,500 and $105,000 for Messrs. Phillips, Adkins, Snelling and Tolbert, respectively. The amounts included for 2009 reflect cash awards to the named executive officers based on performance under our Annual Incentive Plan for 2009 and under our Long-Term Incentive Plan for the 2007 through 2009 fiscal year performance period. For Mr. Blankenship, it also includes the Performance-Based Stock Unit Award and the Performance-Based Incentive Unit Award earned during 2009 in accordance with his 2008-2009 Letter Agreement. Mr. Blankenship’s 2009 amount includes $1,278,000 for the performance-based portion of his incentive bonus award contained in the 2008-2009 Letter Agreement, $552,815 for his LTIP payment, $5,825,401 for his Performance-Based Stock Unit Award and $3,892,940 for his Performance-Based Incentive Unit Award. For each of the other named executive officers, the 2009 amounts represent LTIP cash payments in the amounts of $230,339, $230,339, $138,204 and $115,170 for Messrs. Phillips, Adkins, Snelling and Tolbert, respectively, and the performance component of the annual cash bonus in the amounts of $220,854, $271,109, $162,801 and $54,907 for Messrs. Phillips, Adkins, Snelling and Tolbert, respectively. The amounts included for 2010 for Mr. Blankenship include $669,251 for the performance-based portion of his incentive bonus award contained in the 2010-2011 Letter Agreement, $210,089 for his LTIP payment, $2,288,508 for his Performance-Based Stock Unit Award and $2,513,693 for his Performance-Based Incentive unit Award. For each of the other named executive officers, the 2010 amounts represent LTIP cash payment in the amounts of $87,537, $43,768, $52,522 and $43,768 for Messrs. Adkins, Clemens, Snelling and Tolbert, respectively, and the performance component of the annual cash bonus in the amount of $262,990, $235,625 and $52,500 for Messrs. Phillips, Clemens and Snelling, respectively. The Compensation Discussion and Analysis portion of this Amendment discusses these awards generally in the section entitled “Annual Incentive Program” beginning on page 14 and in the section entitled “Long-Term Incentive Program” beginning on page 20.

(e)	The amounts included represent the actuarial increase in the present value of the named executive officers’ benefits under all of our pension plans determined using interest rate and mortality rate assumptions consistent with those used in our financial statements. For additional information on our pension plans, please see “Compensation Discussion and Analysis” beginning on page 8, the tables entitled “Pension Benefits” on page 48 and “Nonqualified Deferred Compensation” on page 49. For a full description of the pension plan assumptions used by us for financial reporting purposes, see Note 5 to our Consolidated Financial Statements which is included in our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference into this Amendment.
(f)	The amount shown in the table below represents the dollar amounts and description of perquisites and other personal benefits provided to the named executive officers during fiscal year 2010. The amount shown in the perquisite column represents the imputed tax benefit of the personal use of company cars, the cost of company-provided auto insurance and personal use of company aircraft. Mr. Blankenship’s perquisite amount includes personal use of company aircraft determined on an incremental cost basis in the amount of $179,097 for 2010, the cost of company-provided housing and related maintenance services in the amount of $138,125, the cost of tax preparation services, the personal use of company cars and the cost of company-provided auto insurance.

	Dividends on Restricted Stock	Company Match - Qualified and Non-qualified 401(k) Plans	Tax Gross- Ups	Group Term Life and Split Dollar Premiums	Perquisites	Total
Don L. Blankenship	$5,588	$1,024	$—	$70,386	$382,439	$459,437
Baxter F. Phillips, Jr.	8,129	13,475	—	11,616	10,508	43,728
J. Christopher Adkins	3,008	12,189	—	1,933	2,777	19,907
Mark A. Clemens	2,879	9,854	—	988	4,693	18,414
Michael K. Snelling	1,552	7,556	—	2,042	5,321	16,471
Eric B. Tolbert	1,294	3,827	—	577	4,305	10,003

(g)	Mr. Clemens first became a named executive officer of the Company in fiscal year 2010.

Agreements with Named Executive Officers

Letter Agreements with Don L. Blankenship

As described under “Compensation Discussion and Analysis –2010-2011 Letter Agreement with Mr. Blankenship” beginning on page 25, in December 2009, the Compensation Committee entered into a two-year letter agreement with Mr. Blankenship, effective January 1, 2010, to continue his employment through December 31, 2011. The material terms and conditions of the 2010-2011 Letter Agreement are as follows:

•	a base salary of $83,333 per month or approximately $1,000,000 in the aggregate;

•

a target cash incentive award of $1,500,000 for fiscal year 2010 and a target cash incentive award of $1,500,000 for fiscal year 2011, each based on the achievement of performance objectives for fiscal year 2010 and fiscal year 2011 set by the Compensation Committee. The minimum targets, if met, are paid out at one half of the middle target value. The maximum targets, if met, are paid out at 2.5 times the middle target value. For instance, if the minimum target was achieved for the earnings before interest and taxes criteria then $375,000 would be earned (0.5 x (50 percent x $1,500,000)) for that component of the cash incentive award. Conversely, if the maximum target was achieved for non-fatal days lost, then $375,000 would be earned (2.5 x (10 percent x $1,500,000)) for that component of the cash incentive award;

•

restricted stock and restricted unit awards, pursuant to the 2006 Stock and Compensation Plan, as amended (or any successor plan, the “2006 Plan”), of which 12,700 shares of restricted stock and 7,300 restrict units were granted on December 30, 2009, and of which 12,700 shares of restricted stock and 7,300 restricted units were granted on December 30, 2010;

•

two performance-based restricted unit awards for fiscal year 2010, one for a total of 81,500 restricted units (assuming the achievement of Level 1 targeted performance for all the performance objectives) and one for a total of 32,250 units (assuming the achievement of Level 2 targeted performance for all the performance objectives) in 2010, and two performance-based restricted unit awards for fiscal year 2011, the number of units which will be determined by the Compensation Committee on its award date in 2011, which will vest, in whole or in part, based on the achievement of certain performance objectives set by the Compensation Committee for fiscal years 2010 and 2011;

•

two performance-based cash incentive awards for fiscal year 2010, one for a total of 32,250 units (assuming the achievement of Level 3 targeted performance for all the performance objectives) and one for a total of 334,000 units (assuming the achievement of Level 4 targeted performance for all the performance objectives) and two performance-based cash incentive awards for fiscal year 2011, the number of units which will be determined by the Compensation Committee on its award date in 2011, which will be earned, in whole or in part, based on the achievement of certain performance objectives set by the Compensation Committee for fiscal years 2010 and 2011, respectively, which for fiscal year 2010 will be equal to the number of earned units times the closing market price of our Common Stock on the NYSE on the last trading day of 2010, and for fiscal year 2011 will be equal to the number of earned units times the closing market price of our Common Stock on the NYSE on the last trading day of 2011;

•

a performance-based restricted stock award, pursuant to the 2006 Plan, for fiscal years 2010 and 2011 (based on the achievement of certain performance objectives set by the Compensation Committee), one for a target number of 71,076 restricted shares in 2010, and one for a target number of restricted shares which shall be determined by the Compensation Committee on its award date in 2011; and

•	the premium payments on split dollar life insurance policies owned by us with death benefit endorsements payable to Mr. Blankenship, his estate or designated beneficiaries, totaling $4,000,000.

Due to the restrictions set forth in the 2006 Plan, under the 2010-2011 Letter Agreement, the aggregate maximum amount payable with respect to the cash incentive bonus award, the long-term cash incentive award and the performance-based cash incentive award described above may not exceed $10,000,000 in a calendar year. In addition, notwithstanding the foregoing, the Compensation Committee retains the discretion to cause us to pay or provide for additional or other compensation to Mr. Blankenship for extraordinary performance regardless of the outcome on any performance-based pay contained in the 2010-2011 Letter Agreement provided such extraordinary performance relates to performance that is not based on the performance criteria or goals contained in the 2010-2011 Letter Agreement.

The amount of performance-based compensation that Mr. Blankenship earned during fiscal year 2010 was capped at $11,000,000 less the product obtained by multiplying 6,668 by the closing market price of our Common Stock on the NYSE on December 30, 2010 (the “2010 Cap”). The order in which Mr. Blankenship’s earned compensation for 2010 would have been applied to the cap for 2010 was as follows: (a) the target cash incentive bonus award earned by Mr. Blankenship during 2010, (b) the Level 1 performance restricted unit award earned by Mr. Blankenship during 2010, (c) the Level 2 performance restricted unit award earned by Mr. Blankenship during 2010, (d) the Level 3 performance cash award earned by Mr. Blankenship during 2010, (e) the Level 4 performance cash award earned by Mr. Blankenship during 2010 and (f) the value of the performance restricted stock award earned by Mr. Blankenship during 2010 based on the closing market price of our Common Stock on the NYSE on the date of payment for federal income tax purposes. Each of items (b)-(e) above was based on the closing market price of our Common Stock on the NYSE on the last trading day of 2010 ($53.65). Any compensation that would have otherwise been payable to Mr. Blankenship but for the 2010 Cap was not be considered earned and was not paid. In addition, the Compensation Committee has the right, in its sole discretion, to reduce the actual award payout for the cash incentive bonus award and the performance-based restricted stock award by up to and including five percent of the maximum award payout, provided that such discretion will only be exercised based on the Compensation Committee’s review and its judgment as to whether Mr. Blankenship has satisfactorily proposed, updated as appropriate, and implemented a successorship plan for all executive ranks.

Notwithstanding the base salary amount set forth in the 2010-2011 Letter Agreement, in conjunction with and in support of our cost reduction initiatives, during 2010 Mr. Blankenship continued to take a 10 percent reduction in his monthly base compensation. Other compensation to which Mr. Blankenship was entitled by contract remained unchanged, and payments under any employment and/or change of control agreement which are salary-based continued to be based on Mr. Blankenship’s unreduced base salary amount as set forth in the 2010-2011 Letter Agreement.

The performance objectives set by the Compensation Committee for the cash incentive bonus awards in the 2010-2011 Letter Agreement include targeted levels of performance based on: earnings before interest and taxes, produced tons sold, fulfillment of contracts, cash cost per ton, productivity by mining type (i.e., continuous miners and surface), reduction in environmental violations, improvement in the non-fatal days lost safety rate, employee retention and employee diversity. The performance objectives set by the Compensation Committee for the performance-based restricted unit awards and the performance-based cash incentive awards in the 2010-2011 Letter Agreement include targeted levels of performance based on: earnings before interest and taxes, produced tons sold, fulfillment of contracts, cost per ton, productivity by mining type (i.e., continuous miners and surface), reduction in environmental violations and improvement in the non-fatal days lost safety rate. The performance objectives set by the Compensation Committee for the performance-based restricted stock awards in the 2010-2011 Letter Agreement include targeted levels of performance based on: earnings before interest and taxes, produced tons sold, fulfillment of contracts, cash cost per ton, productivity by mining type (i.e., continuous miners and surface), reduction in environmental violations, improvement in the non-fatal days lost safety rate, employee retention and employee diversity.

In addition to the specific forms of remuneration discussed above, Mr. Blankenship participated in the employment benefit plans and arrangements provided by us to our other employees and was entitled to receive perquisites provided to him in keeping with past practice. For a description of the severance and change in control provisions of the 2010-2011 Letter Agreement and the Change in Control Severance Agreement, please see “Potential Payments Upon Termination or Change in Control – Severance and Change in Control Payments for Mr. Blankenship” on page 51.

Special Successor Development and Retention Program with Don L. Blankenship

Under the Special Successor Development and Retention Program, we are obligated upon Mr. Blankenship’s retirement to provide him title to a company-owned residence and associated property in Sprigg, West Virginia and to pay an amount to reimburse him for any income taxes owed by him as a result of such title transfer. In March 2006, the residence was valued at approximately $305,000. In the event of a delay in transfer of title to Mr. Blankenship upon retirement due to his status under Code Section 409A at his retirement, we will rent the property to him and will reimburse him for that cost when the title is transferred. Also, under the Special Successor Development and Retention Program, the Compensation Committee agreed to approve Mr. Blankenship’s early retirement at age 55 for the purposes of the SERP.

Retirement Agreement with Don L. Blankenship

As described under “Compensation Discussion and Analysis – Retirement Agreement with Don L. Blankenship” beginning on page 26, in December 2010, in connection with Mr. Blankenship’s retirement, Mr. Blankenship and the Company entered into a Retirement Agreement. The material terms and conditions of the Retirement Agreement are as follows:

•	two cash payments aggregating $12,000,000, the first in the amount of $2,000,000 was paid on December 31, 2010, and the second in the amount of $10,000,000 will be paid on July 1, 2011;

•

cash payments on December 31, 2010, based upon reasonable estimates of actual performance, for those portions of the 2008-2010 long-term incentive award, the 2010 cash incentive bonus award, the 2010 performance-based restricted unit awards, the 2010 performance-based cash incentive awards and the 2010 performance-based restricted stock award that would otherwise be payable to Mr. Blankenship for the performance periods ending 2010;

•	continued healthcare coverage for a period of two years;

•	any and all awards relating to fiscal year 2011 otherwise to be made under Mr. Blankenship’s 2010-2011 Letter Agreement will not be made and Mr. Blankenship will have no rights thereto;

•

except as otherwise provided in the Retirement Agreement, the Retirement Agreement does not affect Mr. Blankenship’s rights and entitlements under the Company’s other compensatory plans and programs; and

•

secretarial assistance in the form of a single secretary, who will be available to perform reasonable administrative and clerical tasks (but will not be permitted to perform any services related to any business or activities that are competitive with the Company or its subsidiaries or affiliates) and continued use of Mr. Blankenship’s office and standard office equipment at Lauren Land Company during the Consulting Period (as defined in the Retirement Agreement), and, in the Company’s sole discretion, during the three subsequent calendar years.

Mr. Blankenship has covenanted in the Retirement Agreement that:

•

for a period of two years, subject to certain exceptions, Mr. Blankenship will not, directly or indirectly, without the prior written consent of the Company (not to be unreasonably withheld), provide services to or engage in any other activities (whether as an owner, principal, agent, employer, director, officer, employee, partner, consultant or otherwise) for any company, business or other person engaged in operations or businesses that are the same as or substantially similar to, or are otherwise competitive with, those engaged in by the Company, its subsidiaries, or affiliates;

•

for a period of two years, subject to certain limited exceptions, Mr. Blankenship will not, directly or indirectly, (1) offer employment to, recruit, hire or cause to be hired any officer or supervisory personnel of the Company or any of its affiliates or subsidiaries (or any individual who ceased to be such an officer or supervisor as a result of Mr. Blankenship’s violation of this provision) or (2) solicit, induce or encourage any such individual to terminate his or her employment with the Company or any of its subsidiaries or affiliates (whether or not for purposes of obtaining such individual’s services);

•

for a period of two years, Mr. Blankenship will provide consulting services as reasonably requested by the Company, for a $5,000 monthly retainer and reasonable expense reimbursement, to aid the Company in its business (including, without limitation, assistance with respect to the transition of Mr. Blankenship’s responsibilities to his successor, advising Company personnel on industry matters);

•	Mr. Blankenship will provide cooperation and assistance with litigation and similar proceedings as reasonably requested by the Company;

•

Mr. Blankenship will not make any statement, subject to certain exceptions, that criticizes or disparages the Company or its subsidiaries or affiliates, their past or present employees, officers, directors, representatives and agents, their respective operations or businesses or otherwise make any such statements that tend to portray any of the foregoing in an unfavorable light; and

•	Mr. Blankenship will not disclose to any person, or use for any purpose, any confidential or proprietary information of the Company.

In addition, in connection with the Retirement Agreement and subject to certain exceptions, Mr. Blankenship released the Company and all its subsidiaries, affiliates, owners, shareholders, officers, directors and employees, and all successors and assigns thereof, from any and all claims of any kind or nature whatsoever, arising from any act, omission, transaction, matter, or event (whether presently known or unknown) which occurred or is alleged to have occurred up to the date of the Retirement Agreement.

Employment and Change in Control Agreement with Baxter F. Phillips, Jr.

In the fall of 2005, we entered into the Retention and Change in Control Agreement with Baxter F. Phillips, Jr. The Retention and Change in Control Agreement expired on November 1, 2008. A new agreement was reached in Fall 2008 which became effective November 1, 2008 and extends through November 1, 2011. The Compensation Committee used the structure of the Retention and Change in Control Agreement as the basis for negotiating the terms of the three-year arrangement effective November 1, 2008, referred to as the Employment and Change in Control Agreement. The material terms of the Employment and Change in Control Agreement are as follows:

•

base salary at an annual rate of $650,000, which may be increased if determined by the Board of Directors to be appropriate in accordance with our customary procedures and practices regarding the salaries of senior executives;

•

annual cash bonus award with a target amount equal to no less than 60 percent, 70 percent and 80 percent of his base salary for the 2009, 2010 and 2011 fiscal years, respectively, subject to the terms and conditions set forth by the Compensation Committee for such fiscal year;

•

a one-time award of 18,000 shares of restricted stock and 11,340 restricted units, the restrictions on one third of each grant lapsing on November 10, 2009, one third lapsing on November 10, 2010 and the remaining third lapsing on November 1, 2011;

•

75,000 non-qualified stock options with a grant date price of $19.50 (the closing price of our Common Stock on the NYSE on the grant date), that become fully vested and exercisable in three installments on November 10, 2009, November 10, 2010 and November 1, 2011;

•

an annual retention cash award of $200,000 to be paid on each July 31, 2009, July 31, 2010 and July 31, 2011, provided Mr. Phillips remains continually employed by us through each of the respective payment dates;

•

pension credit for the annual salary, annual cash bonus awards and long-term cash incentive bonus, paid (or in the event of an Involuntary Termination Associated With a Change in Control, amounts or targets that otherwise would have been paid (as defined in the Employment and Change in Control Agreement)) to Mr. Phillips pursuant to the Employment and Change in Control Agreement in accordance with and subject to the terms set forth therein; and

•	life insurance, director and officer insurance, medical and other standard benefits and perquisites provided to senior executives from time to time.

In the event Mr. Phillips’ employment with us ceases at any time during the term of the Employment and Change in Control Agreement but he remains a member of the Board of Directors, Mr. Phillips’ vesting under all restricted stock and restricted unit awards then outstanding will thereafter include in the basis for vesting any continuous service as a member of the Board of Directors (whether or not Mr. Phillips remains an employee of us), and no forfeiture of the awards will occur by reason of his cessation of employment so long as he remains a member of the Board of Directors.

The Employment and Change in Control Agreement also sets forth various rules applying to the determination of creditable service and compensation taken into account in determining covered compensation and average compensation for benefit accrual purposes for Mr. Phillips under the defined benefit provisions of our non-qualified supplemental benefit plan.

Any payment or benefit that is provided pursuant to or in connection with the Employment and Change in Control Agreement that is considered to be nonqualified deferred compensation subject to Section 409A of the Code, will be provided and paid in a manner as complies with the applicable requirements of Section 409A of the Code.

Subject to certain exceptions, we will also pay Mr. Phillips a gross-up payment, in the event any payment or benefit becomes subject to excise tax under Code Section 4999, such that after payment of all taxes, including on the gross-up payment, Mr. Phillips retains an amount of the gross-up payment equal to such aggregate excise taxes.

As described in “Compensation Discussion and Analysis” on page 8, Mr. Phillips also participates in the LTIP. For a description of the severance and change in control provisions of the Phillips Employment Agreement, please see “Potential Payments Upon Termination of Change in Control – Severance and Change in Control Benefits for Mr. Phillips” on page 51.

As described under “Compensation Discussion and Analysis – Employment and Change in Control Agreement with Baxter F. Phillips” beginning on page 27, in December 2010, in connection with Mr. Phillips appointment as Chief Executive Officer, Mr. Phillips and the Company entered into an amendment, effective as of December 3, 2010, to the Employment and Change and Control Agreement. The amendment provides the following material changes to Mr. Phillips’ Employment and Change and Control Agreement:

•	the term of the Employment and Change and Control Agreement is extended from November 1, 2011 to December 31, 2011;

•	Mr. Phillips’ annualized contractual base salary is increased as of December 3, 2010, from $650,000 to $1,100,000;

•	an annual cash bonus award is awarded with a target amount no less than $1,800,000 for the Company’s 2011 fiscal year;

•	Mr. Phillips is eligible for an annual special performance award for 2011 in the form of performance-based restricted stock and/or units of not less than $770,000;

•	Mr. Phillips is entitled to reimbursement up to $10,000 per year during the term of the Employment Agreement for reasonable and customary accounting, financial and tax planning and advice;

•

Mr. Philips is entitled to participate in the Company’s long-term cash and equity incentive program with a target award of not less than $1,430,000 (exclusive of any awards made prior to December 3, 2010);

•	each of Mr. Phillips’ outstanding restricted stock and restricted unit awards granted prior to 2010 and outstanding on December 3, 2010 are subject to immediate vesting as of December 3, 2010; and

•	the lump sum cash payment that would be paid to Mr. Phillips upon a covered termination before or after a change in control is increased to $8,000,000.

Retention and Employment Agreement with J. Christopher Adkins

On November 12, 2010, and as recommended by the Compensation Committee, we entered into a Retention and Employment Agreement with John Christopher Adkins, effective as of November 10, 2010, which we refer to as the “Adkins

Employment Agreement.” The Adkins Employment Agreement replaces the Retention and Employment Agreement with Mr. Adkins previously entered into by the Company on November 13, 2007, as amended and restated, which expired as of November 10, 2010. The Adkins Employment Agreement has an initial three-year term, ending on November 10, 2013 (the “Initial Term”). The material terms and conditions of the Adkins Employment Agreement which relate to Mr. Adkins’ employment by the Company are as follows:

•	effective January 1, 2011, an increase in Mr. Adkins’ base salary from $450,000 to an annual base salary of $550,000, subject to increase by the Board of Directors as it deems appropriate;

•

an annual cash bonus award under the Company’s 2006 Plan, with a minimum target amount equal to $500,000 for the 2011 fiscal year, subject to the terms and conditions set forth by the Compensation Committee and subject to increase by the Board of Directors as it deems appropriate;

•	an annual performance-based restricted unit bonus award under the 2006 Plan with a target amount equal to $300,000, subject to the terms and conditions set forth by the Compensation Committee;

•

an annual award under the Company’s Long-Term Incentive Program and the 2006 Plan, with terms otherwise consistent with the terms of such awards made to other executives and with a target award value of not less than $715,000, subject to the terms and conditions (including increases) set forth by the Compensation Committee as it deems appropriate. The November 2010 award will consist of a time-based restricted stock and unit award valued at $440,000 on the date of grant and a $275,000 cash incentive award;

•

an on-going annual special performance award under the 2006 Plan in the form of performance-based restricted stock and/or units of not less than $385,000 valued on the date of grant, subject to such review and adjustment as the Compensation Committee deems appropriate;

•	commencing for 2011, reimbursement for up to $10,000 annually for reasonable and customary accounting, tax and financial planning;

•

if Mr. Adkins continues to be employed through the Initial Term, then his accrued benefit payable at his normal retirement age under the Company’s defined benefit provisions of the non-qualified supplemental benefit plan will be increased by $1,125 per month; and

•	life insurance, D&O insurance, medical and other standard benefits and perquisites provided to senior executives from time to time.

The Adkins Employment Agreement further provides that following a termination by us for any reason other than Cause (as defined in the Adkins Employment Agreement and determined pursuant to the procedure in Mr. Adkins’ Change in Control Agreement, dated October 22, 2010 (the “Change in Control Agreement”)) under circumstances where such cessation of employment is not covered by the Change in Control Agreement or Mr. Adkins is deceased, Mr. Adkins (or his estate if he is deceased) will be entitled to a lump sum payment equal to $3,200,000 if he is discharged during the term of the Adkins Employment Agreement, unless Mr. Adkins elects to terminate his employment voluntarily during the term of the Adkins Employment Agreement other than for any reason that would constitute a Constructive Termination Associated with a Change in Control (as defined, and determined pursuant to the procedure, in the Change in Control Agreement, under circumstances where such Constructive Termination is not covered by the Change in Control Agreement).

The Adkins Employment Agreement also provides that the Change in Control Agreement shall provide that in the event Mr. Adkins’ employment by the Company terminates during the Term of Employment (as defined in the Adkins Employment Agreement), in connection with or after a Change in Control (as defined in the Change of Control Agreement) and under circumstances which constitute an Involuntary Termination Associated With a Change in Control (as defined, and determined pursuant to the procedure, in the Change in Control Agreement), then (a) the remaining period in the Term of Employment, if any, will be considered to be creditable service for benefit accrual purposes under the defined benefit provisions of the Company’s non-qualified supplemental benefit plan and (b) the increased accrued benefit payable if Mr. Adkins had continued to be employed through the Initial Term under the Company’s non-qualified supplemental benefit plan (i.e. $1,125 per month) will be considered earned and vested.

The Adkins Employment Agreement provides that in the event Mr. Adkins’ employment ceases, then, for a period of one year following such termination, Mr. Adkins may not directly or indirectly engage in (whether as an employee, consultant, proprietor, partner, director or otherwise), or have any ownership interest in, or participate in a financing, operation, management or control of, any person, firm, corporation or business that is a Restricted Business (as defined in the Adkins Employment Agreement) in a Restricted Territory (as defined in the Adkins Employment Agreement) without the prior written consent of the Board of Directors. Additionally, the Adkins Employment Agreement provides that in the event

Mr. Adkins’ employment ceases, then, for a period of one year following such termination, Mr. Adkins may not (i) solicit, encourage or take any other action which is intended to induce any other employees, suppliers or customers of us or any of our subsidiaries to terminate his employment or relationship with us or any subsidiary of ours; or (ii) interfere in any manner with the contractual or employment relationship between us and any such employee, supplier or customer of us or any of our subsidiaries.

Any payment or benefit that is provided pursuant to or in connection with the Adkins Employment Agreement that is considered to be nonqualified deferred compensation subject to Section 409A of the Code will be provided and paid in a manner as complies with the applicable requirements of Section 409A of the Code.

The Adkins Employment Agreement also provides for confidentiality obligations during and following Mr. Adkins’ employment and includes noncompetition and nonsolicitation provisions that are effective during, and for one year following, his employment. If Mr. Adkins breaches any of his confidentiality, noncompetition or nonsolicitation provisions, he will forfeit any unpaid amounts or benefits.

As described in “Compensation Discussion and Analysis” on page 8, Mr. Adkins also participates in the LTIP. The Adkins’ Employment Agreement was amended and restated on December 23, 2008 and effective as of January 1, 2009, to ensure compliance with the requirements of Section 409A of the Code. The Adkins Employment Agreement does not modify Mr. Adkins’ Change in Control Severance Agreement, dated December 23, 2008 and amended as of January 1, 2009, January 1, 2010 and October 22, 2010, described under “Potential Payments Upon Termination of Change in Control – Change in Control Benefit for Named Executive Officers” on page 50.

Retention and Employment Agreement with Mark A. Clemens

On June 11, 2008, we entered into the Retention and Employment Agreement with Mark A. Clemens, which we refer to as the “Clemens Employment Agreement.” The Clemens Employment Agreement provides for an initial three-year term, provided, however, that the Clemens Employment Agreement will continue in effect for a twenty-four month period beyond the initial term if a “Change in Control” (as defined in the Clemens Employment Agreement) occurs during the Initial Term. The material terms of the Clemens Employment Agreement are as follows:

•	a minimum base salary of $283,250 (adjusted to $350,000 as of November 10, 2008), subject to increase by the Board of Directors as its deems appropriate;

•

an annual cash bonus award, subject to the terms and conditions set forth by the Compensation Committee, with a minimum target amount equal to $150,000 for the 2008 fiscal year, $175,000 for the 2009 fiscal year and $200,000 for the 2010 fiscal year or any subsequent fiscal year;

•

an annual award under the LTIP and the 2006 Plan consistent with other executives at Mr. Clemens’ level with a target award value of not less than $300,000, subject to the terms and conditions set forth (including increases) by the Compensation Committee as it deems appropriate;

•

an annual retention award of 4,500 shares of restricted stock and 2,836 restricted units with vesting and payment of one-third thereof to occur on each of June 11, 2009, June 11, 2010 and June 11, 2011, provided Mr. Clemens remains continuously employed by the Company through each of the respective vesting and payment dates; and

•	life insurance, D&O insurance, medical and other standard benefits and perquisites provided to senior executives from time to time.

The Clemens Employment Agreement further provides that following a termination by us for any reason other than Cause (as defined, and determined pursuant to the procedure, in Mr. Clemens’ Change in Control Agreement, dated October 22, 2010) under circumstances where such cessation of employment is not covered by the Change in Control Agreement or Mr. Clemens is deceased, Mr. Clemens (or his estate if he is deceased) will be entitled to a lump sum payment of $1,400,000, with $700,000 thereof payable on Mr. Clemens’ termination date and the remaining $700,000 payable on the first anniversary of Mr. Clemens’ termination date, unless Mr. Clemens elects to terminate his employment voluntarily during the term of the Clemens Employment Agreement other than for any reason that would constitute a Constructive Termination Associated with a Change in Control (as defined, and determined pursuant to the procedure, in Mr. Clemens’ Change in Control Agreement, under circumstances where such Constructive Termination is not covered by the Change in Control Agreement).

The Clemens Employment Agreement provides that in the event Mr. Clemens’ voluntarily chooses to cease his employment prior to the end of the term of the Clemens Employment Agreement, then, for a period of 180 days in the event of a voluntary termination or one year in the event Mr. Clemens is entitled to a severance payment as discussed above, Mr. Clemens may not directly or indirectly engage in (whether as an employee, consultant, proprietor, partner, director or otherwise), or have any ownership interest in, or participate in a financing, operation, management or control of, any person, firm, corporation or business that is a Restricted Business (as defined in the Clemens Employment Agreement) in a Restricted Territory (as defined in the Clemens Employment Agreement) without the prior written consent of the Board of Directors. Additionally, the Clemens Employment Agreement provides that in the event Mr. Clemens’ employment ceases, then, for a period of one year following such termination, Mr. Clemens may not (i) solicit, encourage or take any other action which is intended to induce any other employee, supplier or customer of us or any of our subsidiaries to terminate his employment or relationship with us or any subsidiary of ours; or (ii) interfere in any manner with the contractual or employment relationship between us and any such employee, supplier or customer of us or any of our subsidiaries. If Mr. Clemens breaches any of his noncompetition or nonsolicitation provisions, he will forfeit any unpaid amounts or benefits.

Any payment or benefit that is provided pursuant to or in connection with the Clemens Employment Agreement that is considered to be nonqualified deferred compensation subject to Section 409A of the Code will be provided and paid in a manner as complies with the applicable requirements of Section 409A of the Code.

The Clemens Employment Agreement also provides for confidentiality obligations during and following Mr. Clemens’ employment and includes noncompetition and nonsolicitation provisions that are effective during, and for one year following, his employment.

As described in “Compensation Discussion and Analysis” on page 8, Mr. Clemens also participates in the LTIP. The Clemens Employment Agreement was amended on October 22, 2010 in order to eliminate excise tax gross-ups and to express the understanding that the Company is not liable to Mr. Clemens in the event any compensation or benefits provided to Mr. Clemens are subject to any additional income tax, interest or penalties imposed under Section 409A of the Code. The Clemens Employment Agreement does not modify Mr. Clemens’ Change in Control Severance Agreement, dated October 22, 2010, described under “Potential Payments Upon Termination of Change in Control – Change in Control Benefit for Named Executive Officers” on page 50. In March 2011, the term of the Clemens Employment Agreement was extended until December 31, 2011.

Employment Agreement with Michael K. Snelling

On June 22, 2009, we entered into an amended and restated Employment Agreement with Michael K. Snelling effective as of May 25, 2009, which we will refer to as the “Snelling Employment Agreement.” The Snelling Employment Agreement amends and restates the employment agreement previously entered into with Mr. Snelling on May 25, 2006. The Snelling Employment Agreement provides for an initial three-year term, provided, however, that the Snelling Employment Agreement will automatically terminate if Mr. Snelling is employed by us or any of our subsidiaries at the time a Change in Control (as defined in the Snelling Employment Agreement) occurs. The material terms of the Snelling Employment Agreement are as follows:

•

a minimum base salary of $340,000 effective June 1, 2009, subject to a reduction made by Mr. Snelling in conjunction with other company-wide benefit cost reduction measures enacted effective May 1, 2009 which reduced his base salary by 10 percent. Such waiver shall remain in effect until revoked. As of January 1, 2011, Mr. Snelling’s base salary was increased from $316,000 to $330,000. Mr. Snelling’s minimum base pay shall be subject to increase by the Board of Directors as it deems appropriate;

•

an annual cash bonus award with a target amount equal to $210,000 for each of the 2010, 2011 and 2012 fiscal years, which amount may be increased at the discretion of the Compensation Committee and each annual bonus is subject to the terms and conditions set forth by the Compensation Committee for such fiscal year;

•	a retention cash award of $150,000 payable on each January 1, 2010, 2011 and 2012 so long as Mr. Snelling has been continuously employed by us through each such date, respectively;

•	an annual award under the LTIP and the 2006 Plan consistent with other executives at Mr. Snelling’s level; and

•	life insurance, D&O insurance, medical and other standard benefits and perquisites provided to senior executives from time to time.

The Snelling Employment Agreement further provides that following a termination by us for any reason other than Cause (as defined in the Snelling Employment Agreement), death, Disability (as defined in the Snelling Employment Agreement) or termination by Mr. Snelling for Good Reason (as defined in the Snelling Employment Agreement) under circumstances where such cessation of employment is not covered by Mr. Snelling’s Change in Control Agreement, Mr. Snelling will receive the following payments:

•

Mr. Snelling’s remaining base salary at the rate in effect in effect on his termination date to the end of the term, but in no event will the aggregate amount of such payments exceed 2.5 times Mr. Snelling’s base salary in effect as of the termination date;

•	a lump sum cash payment equal to Mr. Snelling’s Retention Cash Awards (as defined in the Snelling Employment Agreement) that are unpaid as of the termination date;

•

a lump sum cash payment equal to the sum of (A) any earned annual cash bonus award for fiscal year 2009, 2010 or 2011 that is unpaid prior to Mr. Snelling’s termination date (determined without regard to any requirement that Mr. Snelling remain employed until the regular payment date therefore) and (B) the following applicable amount(s) for each of fiscal years 2009 through 2012 that has not ended prior to Mr. Snelling’s termination date: 2009 – the target cash bonus award, 2010—$200,000, 2011—$200,000 and 2012—$200,000;

•

a lump sum cash payment equal to the sum of (A) any earned long-term cash incentive bonus award for a long-term performance period that contains fiscal year 2009, 2010 or 2011 and that has ended prior to Mr. Snelling’s termination date that is unpaid as of the termination date (determined without regard to any requirement that Mr. Snelling remain employed until the regular payment date therefore) and (B) the following applicable amount(s): (1) any and all target long-term cash incentive bonus awards for each of the long-term performance periods that contain, as a first year of measurement, fiscal year 2009 or any earlier year and that contain, as the last year of measurement, fiscal year 2009, 2010, or 2011, that has not ended prior to Mr. Snelling’s termination date and (2) if the termination date occurs in 2012, $75,000;

•

all outstanding equity-based awards granted to Mr. Snelling prior to or during the term of the Snelling Employment Agreement, but prior to the termination date, including but not limited to stock options, restricted stock and restricted units, that otherwise would vest during the term of the Snelling Employment Agreement, will automatically vest on Mr. Snelling’s termination date; and

•

from the day following the termination date to the end of the term, Mr. Snelling will continue to receive the medical coverage in effect on his termination date (or generally comparable coverage) for himself and, if applicable, his spouse and dependents, as if Mr. Snelling has continued employment during such period or, as an alternative, we may elect to pay Mr. Snelling is cash in lieu of such coverage in an amount equal to Mr. Snelling’s reasonable after-tax cost of continuing comparable coverage, where such coverage may not be continued by us (or where such continuation would adversely affect the tax status of the plan pursuant to which coverage is provided).

As described in “Compensation Discussion and Analysis” on page 8, Mr. Snelling also participates in the LTIP. The Snelling Employment Agreement does not modify Mr. Snelling’s Change in Control Severance Agreement, dated December 23, 2008 and amended as of January 1, 2009 and October 22, 2010, described under “Potential Payments Upon Termination of Change in Control – Change in Control Benefit for Named Executive Officers” on page 50.

Supplemental Life Insurance Agreements

We have a Massey Executives’ Supplemental Benefit Plan (as amended and restated, the Supplemental Benefit Plan), which is a combined life insurance and deferred compensation plan providing the following mutually exclusive benefits:

•	a pre-retirement insured death benefit; or

•	a retirement benefit of:

•	a post-retirement death benefit that may or may not be insured;

•	a lump sum payment at retirement;

•	a salary continuation benefit; or

•	if permitted by the administrative committee, a joint and survivor insurance death benefit.

In the event of an adverse employment change within two years after a change in control (as defined in the Supplemental Benefit Plan), the lump sum benefit will be paid in lieu of any other benefit.

If Mr. Blankenship dies prior to the date upon which the endorsement benefits cease and prior to experiencing a termination of employment, then a pre-retirement death benefit will be paid in the amount(s) set forth in Mr. Blankenship’s agreement. The pre-retirement death benefit will be paid to Mr. Blankenship’s beneficiary as soon as administratively practicable after Mr. Blankenship’s death. The administrator must be provided with proof that is satisfactory to the insurer and the administrative committee of such participant’s death.

Mr. Blankenship elected the salary continuation retirement benefit. Therefore, he will be paid his benefit in 120 equal payments with an amount comprising six of such payments being made six months after the date of Mr. Blankenship’s retirement and the remaining 114 payments over a period of 114 months commencing seven months after the date of his retirement. If Mr. Blankenship dies before his salary continuation benefit is paid in full, the remaining payments will be paid to his beneficiary in the same manner.

In the event that the administrative committee determines that Mr. Blankenship has experienced a disability, then, regardless of any election by Mr. Blankenship to the contrary and except as otherwise provided in the Supplemental Benefit Plan, the only benefit payable with respect to Mr. Blankenship will be the pre-retirement death benefit; provided, however, that such benefit will be payable pursuant to the Supplemental Benefit Plan only if Mr. Blankenship dies on or before the second anniversary of the date he becomes disabled. After such date, our obligation to provide any benefit whatsoever with regard to Mr. Blankenship under the Supplemental Benefit Plan will terminate, unless the administrative committee determines that Mr. Blankenship’s disability for purposes of the Supplemental Benefit Plan is an approved early retirement in which case Mr. Blankenship will be deemed for purposes of the calculation of any elected lump sum benefit or salary continuation benefit to be retiring on the date Mr. Blankenship severs from employment on account of a disability.

If Mr. Blankenship experiences an adverse change of employment condition (as defined in the Supplemental Benefit Plan) within 24 months following a change in control event (as defined in the Supplemental Benefit Plan), he will be deemed to have experienced an approved early retirement as of the date of such adverse change of employment condition. Consequently, payment will be made six months after the occurrence of such event in the form of a lump sum benefit, notwithstanding Mr. Blankenship’s retirement benefit election.

The terms and conditions of the Supplemental Benefit Plan are not deemed to constitute a contract of employment between Mr. Blankenship and us. Nothing in the Supplemental Benefit Plan is deemed to give Mr. Blankenship the right to be retained in our service or to interfere with our right to discipline or discharge him at any time.

The agreement with Mr. Blankenship provides him with an insured pre-retirement death benefit totaling $4,000,000. The agreement with Mr. Blankenship provides him with a choice between a post-retirement death benefit totaling $4,000,000, a lump sum payment in the event of retirement at age 65 of $1,130,629 (with lower amounts for earlier retirement ages), or a salary continuation benefit in the event of retirement at age 65 of $18,241 per month for 120 months (with lower amounts for earlier retirement ages). The benefit elections made available to Mr. Blankenship in his agreement are those described in the Supplemental Benefit Plan above, with the following exceptions: the post-retirement death benefit will also be insured until age 65, and unless waived by us, if Mr. Blankenship elects and has the post-retirement death benefit in effect after his termination of employment, Mr. Blankenship agrees to reimburse us for the economic benefit (as determined for federal income tax purposes) provided to him by us for continued insurance coverage until age 65. We may agree in writing to waive the reimbursement requirement at any time. The agreement grants Mr. Blankenship a right to an approved early retirement that vests his retirement benefit, provided he actually severs from employment with us for reasons other than death prior to age 65.

Grants of Plan-Based Awards

The following table presents information regarding grants of plan-based awards to the named executive officers during the fiscal year ended December 31, 2010.

GRANTS OF PLAN BASED AWARDS

Name	Grant Date	Number of Performance Units Granted	Estimated Future Payouts Under Non- Equity Incentive Plan Awards*(a)			All Other Stock Awards: Number of Shares of Stock or Units(b) (#)	All Other Option Awards: Number of Securities Underlying Options(c) (#)	Exercise or Base Price of Option Awards(d) ($/Sh)	Grant Date Fair Value of Stock and Options Awards(e) ($)
			Threshold ($)	Target ($)	Maximum ($)
B.F. Phillips, Jr.	11/23/2010		900,000	1,800,000	3,600,000
	11/23/2010						7,666	49.58	187,510
	11/23/2010					6,960			345,077
	11/23/2010					4,385			217,408
	12/3/2010					9,316			469,713
	12/3/2010					5,958			300,402
	12/3/2010					17,300			872,266
	12/3/2010					11,062			557,746
J.C. Adkins	11/23/2010		250,000	500,000	1,000,000
	11/23/2010		137,500	275,000	550,000
	11/23/2010					5,445			269,963
	11/23/2010					3,430			170,059
	12/3/2010					4,658			234,856
	12/3/2010					2,978			150,151
M.A. Clemens	11/23/2010		200,000	400,000	800,000
	11/23/2010		62,500	125,000	250,000
	11/23/2010						5,110	49.58	124,991
	11/23/2010					3,093			153,351
	11/23/2010					1,949			96,631
M.K. Snelling	11/23/2010		105,000	210,000	420,000
	11/23/2010		35,000	75,000	150,000
	11/23/2010						3,066	49.58	74,994
	11/23/2010					1,856			92,020
	11/23/2010					1,169			57,959
E.B. Tolbert	11/23/2010		30,000	60,000	120,000
	11/23/2010		31,250	62,500	125,000
	11/23/2010						2,555	49.58	62,495
	11/23/2010					1,547			76,700
	11/23/2010					974			48,291

*	Mr. Blankenship did not receive any awards during 2010.
(a)	Represents the 2010 annual cash incentive awards for each of the named executive officers, set by the Compensation Committee on November 9, 2009. For additional information with respect to the annual cash incentive awards please see “Compensation Discussion and Analysis” beginning on page 8. The long-term incentive cash awards for each of the named executive officers for the fiscal years 2011-2013 (2011 LTIP) were granted by the Compensation Committee on November 23, 2010. For additional information with respect to the long-term incentive cash awards please see “Compensation Discussion and Analysis” beginning on page 8.
(b)	Represents the 2011 LTIP awards of restricted stock and restricted units made to each of the named executive officers on November 23, 2010. Each of the 2011 LTIP awards vest in three equal annual installments on November 23, 2011, November 23, 2012 and November 23, 2013. For general information with respect to the LTIP awards, please see “Compensation Discussion and Analysis” beginning on page 8.
(c)	For each of the named executive officers, represents options to purchase shares of Common Stock pursuant to our 2011 LTIP. For general information with respect to the LTIP awards, please see “Compensation Discussion and Analysis” beginning on page 8.
(d)	Amounts shown represent the closing price of Common Stock on the NYSE on the date of grant, which was $49.58 on November 23, 2010.
(e)	Amounts shown represent the grant date fair value of each equity award computed in accordance with FASB ASC Topic 718. For a full description of the assumptions used by us in computing these amounts, see Note 12 to our Consolidated Financial Statements, which is included in our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference into this Amendment. The actual value a named executive officer may receive depends on market prices, and there can be no assurance that the amounts reflected in the Grant Date Fair Value of Stock and Option Awards column will actually be realized.

Terms of the LTIP Awards

Each of the components of a participant’s LTIP award is granted pursuant to a stockholder-approved stock and incentive compensation plan and is further memorialized by an award agreement.

A participant’s right to receive a long-term cash incentive award is forfeited if the participant’s employment or service with us and our subsidiaries terminates during the earn-out period for reasons other than on account of a participant’s death, becoming permanently and totally disabled, or, for our named executive officers for performance periods commencing on or before January 1, 2010 and for our other executive officers, a change in control that occurs on or after the grant date of the award through the earn-out period where the participant’s employment is terminated by us or one of our affiliates without cause within two years following a change in control. All non-performance based shares of restricted stock and all non-performance based restricted units that are not vested will be forfeited if the participant’s employment or service with us and our subsidiaries terminates for reasons other than on account of the participant’s death, becoming permanently and totally disabled, or a change in control where the participant’s employment is terminated by us or one of our affiliates without cause within two years following a change in control. However, Mr. Blankenship’s performance-based restricted stock granted pursuant to his 2010-2011 Letter Agreement did not provide for accelerated vesting on death, disability or a change in control. All stock options that are not vested will be forfeited if the participant’s employment or service with us and our subsidiaries terminates for reasons other than on account of the participant’s death, retirement, becoming permanently and totally disabled, or a change in control where the participant’s employment is terminated by us or one of our affiliates without cause within two years following a change in control.

If a participant dies or becomes permanently and totally disabled within the meaning of Section 22(e)(3) of the Code while in the employ or service of us or one of our subsidiaries within the earn-out period, the participant or the participant’s estate will be entitled to receive a pro rata portion of the participant’s long-term cash incentive award based on the portion of the earn-out period elapsed prior to participant’s death or becoming permanently and totally disabled.

If a participant dies or becomes permanently and totally disabled within the meaning of Section 22(e)(3) of the Code while in the employ or service of us or a subsidiary prior to the forfeiture of the shares of non-performance based restricted stock and non-performance based restricted units, the participant’s right to receive the restricted stock and restricted units will be fully vested.

If a participant dies, retires (having reached retirement age), or becomes permanently and totally disabled within the meaning of Section 22(e)(3) of the Code, while in the employ or service of us or one of our subsidiaries and prior to the forfeiture of the options, the participant will become entitled to exercise such options in full to the extent not vested or exercised as of the date of the participant’s death, retirement or becoming permanently and totally disabled, and all such options will be exercisable by the participant (or if the participant is deceased, his estate or other successor in interest following the participant’s death) during the remaining 10-year term of the option or until a date that is three years after the date of the participant’s death, retirement or total and permanent disability, whichever is shorter.

If a participant ceases to be employed by or in the service of us and our subsidiaries prior to the 10-year term of the option for reasons other than death, retirement or permanent and total disability, the option will be exercisable to the extent exercisable during the remaining 10-year term of the option or until a date that is three months after the date the participant ceases to be employed by or in service of us and our subsidiaries for reasons other than death, retirement or permanent and total disability, whichever is shorter.

A participant’s right to receive a long-term cash incentive award will be earned, for our named executive officers for performance periods commencing on or before January 1, 2010 and for our other executive officers, if the participant’s employment or service is terminated during the earn-out period by us or one of our affiliates without cause within two years following a change in control, as defined by the stockholder-approved stock and incentive compensation plan, as in effect on the date of the grant. In addition, participant’s right to receive non-performance based restricted stock, non-performance based restricted units and unvested stock options will vest if the participant’s employment or service is terminated by us or one of our affiliates without cause within two years following a change in control, as defined by the stockholder-approved stock and incentive compensation plan, as in effect on the date of the grant.

During the period of restriction, participants are entitled to receive all dividends and other distributions paid in cash or property other than stock with respect to the shares of non-performance based restricted stock. However, no dividends and other distributions paid in cash or property other then stock were payable with respect to Mr. Blankenship’s performance-based restricted stock granted pursuant to his 2010-2011 Letter Agreement. During the period of restriction, participants will be entitled to exercise voting rights with respect to the shares of restricted stock only. For additional details regarding the LTIP awards to our named executive officers, please see “Compensation Discussion and Analysis” beginning on page 8.

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding outstanding equity awards as of December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price(a) ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(b) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(b) (#)
D.L. Blankenship	25,000	(c)			$29.95	12/31/2013
	33,333	(d)			$36.50	12/31/2013
	16,667	(e)			$30.24	12/31/2013
	33,333	(g)			$19.50	12/31/2013
B.F. Phillips, Jr.	19,627	(c)			$29.95	11/15/2014
	19,627	(h)			$39.00	11/14/2015
	50,000	(i)			$38.33	11/15/2015
	8,333	(j)			$24.73	11/12/2016
	10,204	(k)			$28.96	11/12/2017
	9,645	(g)	4,823	(g)	$19.50	11/10/2018
	50,000	(g)	25,000	(g)	$19.50	11/10/2018
	2,450	(f)	4,899	(f)	$34.05	11/09/2019
	7,666	(l)			$49.58	11/23/2020
							11,345	(l)	608,659
							28,632	(l)	1,521,621
							15,272	(m)	819,343
J.C. Adkins	3,401	(k)			$28.96	11/12/2017
	4,822	(g)	4,823	(g)	$19.50	11/10/2018
	2,450	(f)	4,899	(f)	$34.05	11/9/2019
							4,274	(g)	229,300
							4,894	(f)	262,563
							8,875	(l)	476,144
							7,636	(m)	409,671
M.A. Clemens	6,967	(c)			$29.95	11/15/2014
	3,463	(h)			$39.00	11/14/2015
	5,102	(k)			$28.96	11/12/2017
	4,822	(g)	4,823	(g)	$19.50	11/10/2018
	2,450	(f)	4,899	(f)	$34.05	11/9/2019
	5,110	(l)			$49.58	11/23/2010
							2,445	(n)	131,174
							4,274	(g)	229,300
							4,894	(f)	262,563
							5,042	(l)	270,503
M.K. Snelling	11,545	(h)			$39.00	11/14/2015
	2,041	(k)			$28.96	11/12/2017
	2,893	(g)	2,894	(g)	$19.50	11/10/2018
	1,470	(f)	2,939	(f)	$34.05	11/9/2019
	3,066	(l)			$49.58	11/23/2020
							2,564	(g)	137,559
							2,937	(f)	157,570
							3,025	(l)	162,291

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (CONTINUED)

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price(a) ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(b) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(b) (#)
E.B. Tolbert	4,618	(c)			$29.95	11/15/2014
	9,236	(h)			$39.00	11/14/2015
	2,083	(j)			$24.73	11/12/2016
	3,401	(k)			$28.96	11/12/2017
	4,823	(g)	2,411	(g)	$19.50	11/10/2018
	1,125	(f)	2,449	(f)	$34.05	11/09/2019
	2,449	(l)			$49.58	11/23/2020
							2,136	(g)	114,596
							2,447	(f)	131,282
							2,521	(l)	135,252

(a)	For options granted prior to August 15, 2006, the exercise price was based on the average of the highest and lowest price per share at which shares of our Common Stock were sold in the regular way on the NYSE on the date of grant, or if no shares were traded on such date, on the immediately preceding date shares were traded. For options granted after August 15, 2006, the exercise price is based on the closing price of our Common Stock on the NYSE on the date of grant or if no shares traded on such date, on the immediately preceding date shares were traded.
(b)	Based on the closing price of our Common Stock on December 31, 2010, the last trading day of 2010, which was $53.65.
(c)	Stock options that were granted on November 15, 2004 that vested on November 15, 2008.
(d)	Stock options that were granted May 1, 2005 that vested on November 15, 2008.
(e)	Stock options, restricted stock and units that were granted on November 13, 2007 with vesting dates of November 13, 2008, November 12, 2009 and November 12, 2010 at a rate of 33 1/3% per year.
(f)	Stock options, restricted stock and units that were granted on November 9, 2009, with vesting dates of November 9, 2010, November 9, 2011 and November 9, 2012 that vest at a rate of 33 1/3 % per year.
(g)	Stock options, restricted stock and units that were granted on November 10, 2008, with vesting dates of November 10, 2009, November 10, 2010 and November 10, 2011 that vest at a rate of 33 1/3 % per year.
(h)	Stock options, restricted stock and restricted units that were granted on November 14, 2005 with vesting dates of November 17, 2006, November 17, 2007, November 17, 2008 and November 17, 2009 that vest at a rate of 25 percent per year.
(i)	Stock options that were granted on November 15, 2005 that vested on November 1, 2008.
(j)	Stock options, restricted stock and units that were granted on November 12, 2006 with vesting dates of November 12, 2007, November 12, 2008 and November 12, 2009 that vest at a rate of 33 1/3% per year.
(k)	Stock options, restricted stock and units that were granted on November 12, 2007 with vesting dates of November 12, 2008, November 12, 2009 and November 12, 2010 at a rate of 33 1/3% per year.
(l)	Stock options, restricted stock and units that were granted on November 23, 2010 with vesting dates of November 23, 2011, November 23, 2012 and November 23, 2013 at a rate of 331/3% per year.
(m)	Performance-based restricted stock and units that were granted on December 3, 2010 that vest on December 31, 2011, if specific performance metrics are met.
(n)	Restricted stock and units that were granted on June 11, 2008 with vesting dates of June 11, 2009, June 11, 2010 and June 11, 2011 at a rate of 33 1/3% per year.

Option Exercises and Stock Vested

The following table presents information concerning the exercise of stock options and the vesting of stock (including restricted stock, restricted stock units and similar instruments) for the named executive officers during the fiscal year ended December 31, 2010.

OPTION EXERCISES AND STOCK VESTED

	Stock Options		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting(a)	Value Realized on Vesting(b)
Name	(#)	($)	(#)	($)
D.L. Blankenship	200,000	$3,848,385	49,409	$2,556,802
B.F. Phillips, Jr.	—	—	47,709	2,300,350
J.C. Adkins	19,627	218,743	9,598	442,269
M.A. Clemens	—	—	10,606	450,728
M.K. Snelling	18,317	368,100	5,759	265,370
E.B. Tolbert	8,784	199,144	4,799	221,135

(a)	Amounts shown represent the sum of the number of restricted stock shares and restricted units that vested during 2010.
(b)	Amounts shown represent the value realized by the named executive officers upon the vesting of the restricted stock and restricted units set forth in prior column based upon the closing stock prices of our Common Stock on the NYSE on the various vesting dates.

Equity Plan Share Authorization and Run Rate

The following table sets forth the number of shares authorized for future issuance (including shares authorized for issuance pursuant to stock, restricted stock, restricted stock unit and stock option awards) as of December 31, 2010, along with the equity dilution represented by the shares available for future awards as a percentage of the shares of our Common Stock outstanding.

SHARE AUTHORIZATION (shares in thousands)

	Total Shares Available	Equity Dilution: Percent of Basic Common Shares Outstanding	Available for Stock, Restricted Stock, Restricted Stock Unit, and Stock Option Awards(a)
Shares authorized for future awards as of December 31, 2010(b)	2,535	2.46%	2,535

(a)	These numbers are included in “Total Shares Available.”
(b)	Includes shares authorized under the 2006 Plan.

The following table sets forth information regarding awards granted, the run rate for each of the last three fiscal years and the average run rate over the last three years.

RUN RATE (shares in thousands)

	FY2008	FY2009	FY2010	3-Year Average
Stock options awards granted	799	234	158	397
Service-based restricted stock awards granted	344	211	152	236
Performance-based restricted stock awards granted	—	71	14	28
Basic common shares outstanding at fiscal year end	84,853	85,637	102,910	91,133
Run rate	1.35%	0.60%	0.31%	0.73%

Retirement Benefits

        We provide retirement benefits to substantially all non-union employees who meet vesting and other minimum requirements. We sponsor a qualified non-contributory defined benefit pension plan (the MERP) that covers substantially all administrative and non-union employees. Each of the named executive officers participates in the MERP. Based on a participant’s entrance date to the MERP, the participant may accrue benefits based on one of four benefit formulas. Two of the formulas provide pension benefits based on the employee’s years of service and average annual compensation during the highest five consecutive years of service. The third formula credits certain eligible employees with flat dollar annuity benefits based on years of service with us and years of service under the United Mine Workers of America 1974 Pension Plan. The fourth formula provides benefits under a cash balance formula with contribution credits based on hours worked.

In addition to the MERP, we sponsor a nonqualified supplemental benefit pension plan (the SERP) for certain salaried employees. Each of the named executive officers, with the exception of Mr. Tolbert, participates in the SERP. To the extent benefits payable at retirement exceed amounts that may be payable under applicable provisions of the Code, the benefits will be paid under the SERP. The SERP is a form of non-qualified pension plan that generally provides eligible individuals the difference between (i) the benefits they would actually accrue under the MERP but for the maximum compensation and benefit limitations under the Code and (ii) the benefits they actually accrue under the MERP. The SERP recognizes compensation including those amounts of deferred compensation credited under our deferred compensation programs. SERP benefits are paid after age 55 (or six months after separation from service, if later) or, by advance participant election, after normal retirement age (or six months after separation from service, if later). SERP benefits are payable in one of several actuarial equivalent life annuity forms of payment elected by the participant. The SERP is unfunded, with benefit payments paid by us.

The following table shows the actuarial present value of accumulated benefits under the MERP and SERP, which are our only defined benefit plans that provide for payments or other benefits to the named executive officers at, following, or in connection with retirement.

PENSION BENEFITS(a)

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments during Last Fiscal Year ($)
D.L. Blankenship	Massey Energy Retirement Plan	29.0	1,217,643	—
	A. T. Massey Coal Company, Inc. Supplemental Benefit Plan	29.0	5,884,231	—
B.F. Phillips, Jr.	Massey Energy Retirement Plan	29.7	1,264,340	—
	A. T. Massey Coal Company, Inc. Supplemental Benefit Plan	29.7	4,571,367	—
J.C. Adkins(b)	Massey Energy Retirement Plan	24.8	388,820	—
	A. T. Massey Coal Company, Inc. Supplemental Benefit Plan	24.8	264,344	—
M.A. Clemens	Massey Energy Retirement Plan	21.6	324,797	—
	A. T. Massey Coal Company, Inc. Supplemental Benefit Plan	21.6	63,259	—
M.K. Snelling(c)	Massey Energy Retirement Plan	9.3	44,598	—
	A. T. Massey Coal Company, Inc. Supplemental Benefit Plan	9.3	309,674	—
E.B. Tolbert	Massey Energy Retirement Plan	18.8	264,535	—

(a)	The actuarial present value of these benefits at December 31, 2010 was computed using the RP2000 Blue Collar mortality table projected to 2017. A discount rate of 5.5% was used to determine the present values of the December 31, 2010 accrued benefits. No pre-retirement decrements were used. The present value of accumulated benefits including supplements, if any, are based on the benefits payable at age 62, the earliest age at which unreduced benefits are payable. Also assumes no termination, withdrawal, disability or death prior to retirement age. Pension benefits are not reduced for Social Security or other benefits received by participants. A participant’s remuneration covered by the pension plans is his average annual salary and bonus. For a full description of the assumptions used by us for financial reporting purposes, see Note 5 to our Consolidated Financial Statements which is included in its Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference into this Amendment.
(b)	Mr. Adkins is covered under a different benefit formula in the MERP. Amounts are payable for Mr. Adkins’ lifetime and are based on a 10-Year Certain and Life Annuity. A discount is applied for retirement before age 62, determined by Mr. Adkins’ retirement date and date benefits are to begin. The pension benefits are not reduced for Social Security or other benefits received by Mr. Adkins.
(c)	Mr. Snelling is covered under a different benefit formula in the SERP. Mr. Snelling’s MERP benefit is determined under the MERP cash balance formula. For purposes of calculating Mr. Snelling’s SERP benefit, he is considered to accrue his benefits under the SERP based on a different MERP formula (that is, one which provides a pension based on his years of service and average annual compensation during his highest five consecutive years of service, but without any Code maximum compensation or benefit limitation), reduced by the value of his actual of his MERP benefit. Thus, Mr. Snelling’s SERP benefit is intended to provide a greater benefit than a make-up of the benefit which cannot be provided under the MERP due to Code maximum compensation and benefit limitations.

We sponsor health care plans that provide postretirement medical benefits to eligible union and non-union employees. To be eligible, retirees must meet certain age and service requirements. Depending on the year of retirement, benefits may be subject to annual deductibles, coinsurance requirements, lifetime limits and retiree contributions. All the named executive officers are eligible for such coverage.

Nonqualified Deferred Compensation

The Massey Executive Deferred Compensation Program, as amended and restated as of January 1, 2009, is maintained by us and administered by the Compensation Committee for the purpose of providing deferred compensation to a select group of management and highly compensated employees, including all of the named executive officers. The A.T. Massey Coal Company, Inc. Executive Deferred Compensation Plan, as amended and restated as of January 1, 2009, is maintained by A.T. Massey Coal Company, Inc. and administered by A.T. Massey Coal Company, Inc.’s Executive Benefit Committee for the purpose of providing deferred compensation to those who are both employed by A.T. Massey Coal Company, Inc. and are members of management or otherwise are highly compensated employees, including all of our named executive officers. The following table presents information concerning each of our defined contribution or other plans that provide for the deferral of compensation of the named executive officers on a basis that is not tax qualified.

NON-QUALIFIED DEFERRED COMPENSATION

	Executive Contributions in 2010(a)	Registrant Contributions in 2010(b)	Aggregate Earnings in 2010	Aggregate Withdrawals/ Distributions(c)	Aggregate Balance at 12/31/10
Name	($)	($)	($)	($)	($)
D.L. Blankenship	$$2,441,250	$—	$2,374,191	$—	$32,056,730	(d)
B.F. Phillips, Jr.	125,199	62,579	33,892	84,242	204,746
J.C. Adkins	112,023	45,002	24,596	148,465	111,334
M.A. Clemens	113,545	70,003	20,924	105,428	125,604
M.K. Snelling	65,446	31,601	20,223	95,708	68,763
E.B. Tolbert	28,313	10,605	8,142	36,686	46,397

(a)	Named executive officers are allowed to defer up to 100% of their regular salary, long-term incentive cash payments and bonuses into the plans. The following are the investment funds and their respective one-year rates of return for the year ended December 31, 2010, used for tracking earnings in the A.T. Massey Coal Company, Inc. Executive Deferred Compensation Plan. A named executive officer may elect the investment funds that his account tracks. A named executive officer may change his investment fund election no more than once in a six-month period.

Fund Name	1-Yr Rate of Return
Allianz NFJ Renaissance Fund	20.49
American Balanced Fund	13.02
Fundamental Investors Inc Com	14.05
Mainstay Large Cap Growth Fund	15.65
Thornburg International Value	14.08
Vanguard Index Tr	14.91
BlackRock Bond Index Fund	6.79
Oppenheimer Strategic Income Fund	15.94
INVESCO Stable Value Trust	3.30

The following amounts reported in Column (a) are also reported as compensation on the Summary Compensation Table:

•	Mr. Phillips: $62,579 of his 2010 base salary.

•	Mr. Adkins: $45,002 of his 2010 base salary.

•	Mr. Clemens: $70,003 of his 2010 base salary.

•	Mr. Snelling: $31,601 of his 2010 base salary.

•	Mr. Tolbert: $10,605 of his 2010 base salary.

(b)	The plans provide for a company fixed match on contributions on up to 10% of eligible deferred compensation.
(c)	Distributions are permitted under the plans. Each named executive officer specifies a distribution date at the time such named executive officer elects to defer. Distributions are paid in either a lump sum or in annual installments of up to 20 years.
(d)	The complete balance in Mr. Blankenship’s non qualified deferred compensation is comprised of (i) monies earned by Mr. Blankenship over the course of his employment with the Company and its predecessor, Fluor Corporation, that was required to be deferred by Mr. Blankenship in accordance with the terms of employment agreements with the Company and Fluor Corporation, (ii) monies earned by Mr. Blankenship otherwise required to be deferred in accordance with Section 409A of the Code and (iii) monies earned on the foregoing deferrals.

Potential Payments Upon Termination or Change in Control

Change in Control Benefit for Named Executive Officers

In December 2005, we established a Change in Control Severance Program for our key employees, including our named executive officers. On December 23, 2008 and effective as of January 1, 2009, we amended and restated the Change in Control Severance Agreements with our key employees, including our named executive officers, except Mr. Phillips who entered into the Phillips Employment Agreement effective as of November 1, 2008.

For purposes of the Change in Control Severance Agreements, “Change in Control” means the occurrence of any of the following events:

•

a third person, including a “group” as defined in Section 13(d)(3) of the Exchange Act, acquires (or has acquired in the last 12 months ending on the date of the most recent acquisition) shares of our Common Stock having 30 percent or more of the total number of votes that may be cast for the election of our directors; or

•

as the result of any cash tender or exchange offer, merger or other business combination, or any combination of the foregoing transactions, (a “Transaction”), the persons who were our directors before the Transaction will cease to constitute a majority of our or any successor Board of Directors and be replaced by persons who appointment or election is not endorsed by the majority of directors before the Transaction.

For purposes of the agreements, a “potential” Change in Control is considered to occur and remain present commencing upon the date that any person or group attempts a Change in Control and the participant is either notified by the Board of Directors or aware of an attempted Change in Control. All decisions regarding the time of the commencement, the pendancy and the abandonment or termination of a potential Change in Control will be made by the Board of Directors in good faith and will be conclusive and binding on the participants. An “actual” Change in Control means that one of the two events described above has occurred.

The general terms of the Change in Control Severance Agreements with the named executive officers are as follows (for capitalized terms that are not defined, please see the Change in Control Severance Agreements that were previously filed on our Current Report on Form 8-K with the SEC on December 24, 2008). The terms of the Change in Control Severance Agreements continue for a term of three years from the effective date (with automatic one-year renewals unless we give 30 days notice to a participant). At any time, the Compensation Committee may unilaterally terminate a Change in Control Severance Agreement with a named executive officer, other than in connection with a Change in Control, if the Compensation Committee determines that such named executive officer is no longer a key employee. During the applicable term of each Change in Control Severance Agreement, payments to a named executive officer are only triggered if:

•	there is an Involuntary Termination Associated With a Change in Control within two years after an actual Change in Control;

•

a named executive officer is terminated other than for Cause (as defined in the Change in Control Severance Agreements) or other than due to such named executive officer’s death or Disability, and that termination either occurs not more than three months prior to an actual Change in Control or is requested by a third party who initiates and within 12 months effects an actual Change in Control; or

•	a Constructive Termination occurs while a potential Change in Control is pending but before an actual Change in Control occurs.

Upon a named executive officer’s termination by us on or prior to December 31, 2009, as a result of or related to a Change in Control for any reason other than Cause, death or Disability, such named executive officer will receive the following benefits (subject to cut back and gross-up provisions, if applicable), in addition to remaining pay and benefits otherwise due to him:

•	a lump sum cash payment equal to 2.5 times Base Pay;

•	a lump sum cash payment equal to 2.5 times Target Bonus;

•	a pro-rated payment of the named executive officer’s Target Bonus for the portion of the fiscal year employed prior to termination;

•	any award under our long-term cash and equity incentive program, which by its terms vests in connection with the Change in Control; and

•	24 months of medical and dental coverage, or a cash payment in lieu thereof.

Effective January 1, 2010, we amended the Change in Control Severance Agreements to provide for a fixed dollar amount of severance and eliminated payments based on certain variable amounts. These fixed payments are: $2,000,000 for Mr. Adkins; $2,000,000 for Mr. Clemens, $1,000,000 for Mr. Snelling; and $500,000 for Mr. Tolbert.

In no event will the change in control benefits outlined above exceed 2.99 times the sum of a named executive officer’s Base Pay and Bonus.

A named executive officer will not receive change in control benefits in the event his employment is terminated for Cause, death or Disability. In order for a named executive officer who is entitled to receive payments and benefits as a result of an Involuntary Termination Associated With a Change in Control within the two-year period after an actual Change in Control, the named executive officer must acknowledge and agree that he is bound by the one-year non-compete and non-solicitation provisions contained in the Change in Control Agreement. In order for a named executive officer to receive payments and benefits under the Change in Control Agreement, such named executive officer must also sign a release, generally releasing us from any claims such named executive officer may have against us, other than as they may relate to compensation and benefits. In addition, a named executive officer must agree not to seek employment with us or any affiliated entity for two years after termination.

On October 22, 2010, and as recommended by the Compensation Committee, the Board of Directors approved the elimination of the gross-ups of excise tax imposed under Section 4999 of the Code, or any interest or penalties pertaining to such tax, for any payments made under the Change in Control Severance Agreements with Don L. Blankenship and certain other executive officers of the Company, the Employment and Change in Control Agreement with Baxter F. Phillips, Jr., the Retention and Employment Agreement with John Christopher Adkins, the Retention and Employment Agreement with Mark A. Clemens and the Employment Agreement with Michael K. Snelling (collectively, the “Agreements”). In addition, as recommended by the Compensation Committee, the Board of Directors approved the amendment of the Agreements to clarify that the Company is not liable to an executive in the event any compensation or benefits provided to, or for the benefit of, the executive are subject to any additional income tax, interest or penalties imposed under Section 409A of the Code.

Severance and Change in Control Benefits for Mr. Blankenship

As discussed above, in connection with Blankenship’s retirement from the Board of Directors and as Chief Executive Officer, the Company entered into a Retirement Agreement with Mr. Blankenship in December 2010. Under the terms of the Retirement Agreement, the Company agreed to pay Mr. Blankenship two cash payments aggregating $12,000,000, the first in the amount of $2,000,000 was paid on December 31, 2010 and the second in the amount of $10,000,000 will be paid on July 1, 2011. In addition, on December 31, 2010, Mr. Blankenship received cash payments, based on reasonable estimates of actual performance, for those portions of the 2008-2010 long-term incentive award, the 2010 cash incentive bonus award, the 2010 performance-based restricted stock unit awards, the 2010 performance-based cash incentive awards and the 2010 performance-based restricted stock unit award that would otherwise be payable to Mr. Blankenship for the performance periods ending 2010. Mr. Blankenship will also continue to receive healthcare coverage for a period of two years.

Mr. Blankenship will continue to provide consulting services to the Company for a period of two years for a $5,000 monthly retainer and reasonable expense reimbursement. Under the Retirement Agreement, Mr. Blankenship will continue to receive secretarial assistance and continued use of his office and standard office equipment at Lauren Land Company for a period of two years, and in the Company’s sole discretion, during the three subsequent calendar years.

Any and all awards relating to fiscal year 2011 otherwise to be made under Mr. Blankenship’s 2010-2011 Letter Agreement will not be made and Mr. Blankenship will have no rights to such awards. Except as otherwise provided in the Retirement Agreement, the Retirement Agreement does not affect Mr. Blankenship’s rights and entitlements under the Company’s other compensatory plans and programs.

Severance and Change in Control Benefits for Mr. Phillips

Upon Mr. Phillips’ termination by us on or prior to December 31, 2010, as a result of or related to a Change in Control (as more fully described in the Phillips Employment and Change in Control Agreement) for any reason other than Cause, death or Disability, or Constructive Termination Associated with a Change in Control (as such term is defined in the Phillips Employment and Change in Control Agreement), Mr. Phillips will receive the following benefits (subject to a cut back provision, if applicable), in addition to remaining pay and benefits otherwise due to him:

•	a lump sum cash payment equal to 2.5 times Base Salary (as such term is defined in the Phillips Employment and Change in Control Agreement);

•	a lump sum cash payment equal to 2.5 times Target Bonus (as such term is defined in the Phillips Employment and Change in Control Agreement);

•	a pro-rated payment of his Target Bonus for the portion of the fiscal year employed prior to termination;

•	any award under the LTIP which by its terms vests in connection with the Change in Control; and

•	twenty-four months of medical and dental coverage, or a cash payment in lieu thereof.

Effective January 1, 2010, we amended the Phillips’ Employment and Change in Control Agreement to pay a flat dollar amount (previously $3,000,000) and eliminated payments based on Base Salary and Target Bonus. Effective December 3, 2010 and in connection with Mr. Phillips’ appointment as Chief Executive Officer of the Company, this amount was increased to $8,000,000.

In no event will the change in control benefits exceed 2.99 times the sum of Mr. Phillips’ Base Salary and Bonus (as such term is defined in the Phillips Employment and Change in Control Agreement). Effective May 18, 2010, we amended the Phillips Employment and Change in Control Agreement in order to clarify the limitation on severance compensation and conform that limitation to our intent. Mr. Phillips will not receive change in control benefits in the event his employment is terminated for Cause, death or Disability. In the event Mr. Phillips is entitled to receive payments and benefits as a result of an Involuntary Termination Associated With a Change in Control (as such term is defined in the Phillips Employment and Change in Control Agreement) within the two-year period after an actual Change in Control, he is bound by a one-year non-compete and non-solicitation agreement. In order to receive his payments and benefits, Mr. Phillips also is required to sign a release, generally releasing us from any claims Mr. Phillips may have against us, other than as they may relate to compensation and benefits. The release also requires that Mr. Phillips not seek employment with us or any affiliated entity for a period of two years.

In the event of Mr. Phillips’ cessation of employment with us during the period of the Phillips Employment and Change in Control Agreement for any reason other than for Cause, death, Disability, or Mr. Phillips’ voluntary election to terminate his employment under circumstances where such cessation of employment is not covered as a result of or related to a Change in Control, then we shall pay to him or if he is deceased to his estate, the payments and benefits to which he would have been entitled upon an Involuntary Termination Associated With a Change in Control. If Mr. Phillips’ employment terminates on account of his Disability, he shall be entitled to receive disability benefits under any disability benefit program maintained by us that covers him and any payment or benefit otherwise expressly provided to him. If Mr. Phillips’ employment terminates on account of his death, then we shall pay to his estate 2.5 times the sum of (i) his then-current base salary and (ii) $3,000,000.

Severance Benefits for Mr. Adkins

Mr. Adkins is entitled to Change in Control benefits under his Change in Control Severance Agreement, the terms of which are described above. Pursuant to the terms of the Adkins Retention and Employment Agreement, following a termination by us for any reason other than Cause (as defined in the Adkins Retention and Employment Agreement and determined pursuant to the procedure in Mr. Adkins’ Change in Control Agreement, dated October 22, 2010 (the “Adkins Change in Control Agreement”)) under circumstances where such cessation of employment is not covered by the Adkins Change in Control Agreement or Mr. Adkins is deceased, Mr. Adkins (or his estate if he is deceased) will be entitled to a lump sum payment equal to $3,200,000 if he is discharged during the term of the Adkins Retention and Employment Agreement, unless Mr. Adkins elects to terminate his employment voluntarily during the term of the Adkins Retention and Employment Agreement other than for any reason that would constitute a Constructive Termination Associated with a Change in Control (as defined, and determined pursuant to the procedure, in the Adkins Change in Control Agreement, under circumstances where such Constructive Termination is not covered by the Adkins Change in Control Agreement).

The Adkins Change in Control Agreement also provides that in the event Mr. Adkins’ employment by the Company terminates during the Term of Employment (as defined in the Adkins Retention and Employment Agreement), in connection with or after a Change in Control (as defined in the Adkins Change of Control Agreement) and under circumstances which constitute an Involuntary Termination Associated With a Change in Control (as defined, and determined pursuant to the procedure, in the Adkins Change in Control Agreement), then (a) the remaining period in the Term of Employment, if any, will be considered to be creditable service for benefit accrual purposes under the defined benefit provisions of the Company’s non-qualified supplemental benefit plan and (b) the increased accrued benefit payable if Mr. Adkins had continued to be employed through the Initial Term under the Company’s non-qualified supplemental benefit plan (i.e. $1,125 per month) will be considered earned and vested.

Severance Benefits for Mr. Clemens

Mr. Clemens is entitled to Change in Control benefits under his Change in Control Severance Agreement, the terms of which are described above. Pursuant to the terms of the Clemens Retention and Employment Agreement, in the event his employment ceases during its term ending on December 31, 2011 for any reason other than Cause under circumstances where he is not covered by his Change in Control Severance Agreement, then we will pay to him, or if he is deceased, to his estate 2.5 times the sum of his then-current Base Salary (as such term is defined in the Clemens Retention and Employment Agreement) and his then-current Annual Cash Bonus target (as such term is defined in the Clemens Retention and

Employment Agreement) for the fiscal years remaining under the term of the Clemens Retention and Employment Agreement, unless he elects to terminate his employment voluntarily during the term of the Clemens Retention and Employment Agreement other than for any reason that would constitute a Constructive Termination Associated With a Change in Control under circumstances that would not otherwise be covered by the Change in Control Severance Agreement. If Mr. Clemens is terminated for Cause, dies or is Disabled, he is not entitled to the severance benefits outlined above. If his employment terminates for account of Disability he shall be entitled to receive disability benefits.

Severance and Change in Control Benefits for Mr. Snelling

Mr. Snelling is entitled to Change in Control benefits under his Change in Control Severance Agreement, the terms of which are described above. Pursuant to the terms of the Snelling Employment Agreement, he is entitled to payments in the event of a Covered Termination. A Covered Termination is the severance of employment that occurs during the terms ending on May 28, 2012 and prior to the occurrence of a Change in Control, under circumstances where Mr. Snelling is not entitled to any compensation, payment or benefit under his Change in Control Severance Agreement and is due either to a termination by us other than for Cause and other than due to his death or Disability, or a termination by Mr. Snelling for Good Reason. In the event of a Covered Termination, Mr. Snelling is entitled to a payment equal to his base salary through May 28, 2012 (but in no event exceeding 2.5 times his base salary); any unpaid retention awards pursuant to the Snelling Employment Agreement; any earned but unpaid annual bonuses for fiscal years 2009, 2010 and 2011 plus the following amounts for each of the fiscal years 2009 through 2012 that has not ended prior to the termination of employment: 2009 – the target cash bonus award, 2010 - $200,000, 2011 - $200,000 and 2012 - $200,000; any earned but unpaid long-term cash incentive bonus awards that contain as a year of measurement fiscal year 2009, 2010 or 2011 that has ended prior to the termination of employment plus the following amounts: any and all target long-term cash incentive bonus awards for each of the performance periods that contain as a first year of measurement, fiscal year 2009 or any earlier year and that contain as the last year of measurement, fiscal year 2009, 2010 or 2011 that has not ended prior to the termination of employment and, if the termination date occurs in 2012, $75,000; all outstanding equity-based awards granted prior to or during the term of the Snelling Employment Agreement that otherwise would have vested during the term of the Snelling Employment Agreement shall automatically be vested; and from the date of the termination to the end of the term of the Snelling Employment Agreement, medical coverage in effect on the date of termination.

Severance and Change in Control Benefits for Mr. Tolbert

Mr. Tolbert is entitled to Change in Control benefits under his Change in Control Severance Agreement, the terms of which are described above. Mr. Tolbert has no agreement providing for severance benefits other than those under his Change in Control Severance Agreement.

Severance and Change in Control Benefits for the Named Executive Officers

All of the payments and benefits triggered upon the various circumstances set forth in the tables on pages 55 through 60 were provided as either (i) additional benefits for a named executive officer as (A) a result of negotiations with such individual, (B) a means to further reward such individual for performance, or (C) to provide additional incentive to retain such individual or (ii) general benefits provided to all recipients of such awards (e.g., equity award vesting upon death, permanent and total disability and change in control). The Compensation Committee, in consultation with its outside benefit consultant, determined what it believed to be both reasonable and appropriate to provide as benefits for each named executive officer under the various termination scenarios described herein.

The Compensation Committee believed the acceleration of vesting of equity awards, when provided, to be both a reasonable and appropriate means to provide additional financial resources to a recipient or their family members under circumstances resulting in the loss of life, physical function or job. The value of these payments in these instances varies by individual based on the number of outstanding unvested equity awards one holds, which in turn is based upon grants made over time according to what level in the long-term incentive program an individual was placed in at such time. The value of these amounts, however, are credited against the maximum benefit allowable under the change in control severance payments made to a named executive officer only upon both a change in control event and a subsequent covered termination. All the named executive officers entered into a stand alone change in control agreement, with the exception of Mr. Phillips, whose change in control benefits are found in the Phillips Employment Agreement. The Compensation Committee, in consultation with its outside benefit consultants, determined that upon a termination upon a change in control a participant could receive no more than 2.99 times base salary and bonus (as further defined in the Change in Control Severance Agreements). This limitation on payments includes the value of outstanding equity awards that would accelerate under such circumstances. This ceiling was put in place by the Compensation Committee in response to a stockholders’ request. The Compensation Committee reviewed the request, found it to be reasonable and a matter of good corporate governance and adopted the policy.

The purpose of these change in control protections, including the acceleration of vesting of equity awards, is to retain certain members of management in the face of uncertainty surrounding a potential or actual change in control by providing a participant with an attractive benefit that would be due and payable to the participant only in the event such participant continued to work during such uncertainty and subsequently found himself terminated or constructively terminated as a result of a change in control. While we generally do not believe that a change in control alone is sufficient to trigger a benefit, we do believe providing a participant with a benefit in the event he is terminated or constructively terminated as a result of a change in control is appropriate because it allows our senior management to focus on running our company to maximize stockholder value and mitigate the necessity for management’s attention to be diverted toward finding new employment in the event a change in control occurs. We believe that by providing this potential benefit, we are able to better retain and attract named executive officers and incentivize them to continue in their efforts to contribute to our overall performance in the face of uncertainty. In addition, we believe that it should provide reasonable severance benefits to employees in the event their positions are eliminated. With respect to the named executive officers, these severance benefits should reflect the fact that it may be difficult for executives to find comparable employment within a short period of time.

The multiples of base salary and target bonus that are paid upon certain payment triggers were determined in consultation with our independent outside compensation consultants and with discussions with management. We believe that the multiples of the compensation components we have chosen to pay upon a change in control are appropriate and reasonable for each named executive officer.

Post Employment Payments

The following tables show the estimated payments and benefits for each named executive officer under the various employment termination scenarios discussed above assuming the triggering event took place on December 31, 2010. Mr. Blankenship resigned from the Board of Directors and as Chairman and Chief Executive Officer as of December 3, 2010. Therefore, the table below for Mr. Blankenship reflects the actual amounts he has received or will receive in connection with his retirement.

The tables reflect enhanced termination and Change in Control payments and benefits. Other vested payments payable to the named executive officers upon termination of employment may be found in the following tables or sections of this Amendment: Stock options – see “Outstanding Equity Awards at Fiscal Year End” table; Pension Benefits – see “Pension Benefits” section; Nonqualified Deferred Compensation – see “Nonqualified Deferred Compensation” section; and payments under broad-based nondiscriminatory benefit programs are not reflected in these tables. “CIC” refers to a Change in Control as such term is defined in the applicable agreement.

POST-EMPLOYMENT PAYMENTS – DON L. BLANKENSHIP

Executive Payments and Benefits upon Termination	Retirement
Compensation:
Severance	$12,000,000	(a)
Other Cash Incentives
- 2010 Bonus(b)	$669,251
Long-term Incentives
- Acceleration of Unvested Stock Options	$569,178
- Acceleration of Unvested RS/RSUs	$0	(c)
- Cash LTIP awards(b)	$210,089
Benefits & Perquisites:
Enhanced SERP Benefits(d)	$0
Medical & Dental(e)	$11,441
Enhanced Supp. Benefit (Split Dollar)(f)	$0
Retiree Medical(g)	$0
Deferred Compensation	$0
Vehicle Transfer	$9,800
Successor Development & Retention Program(h)	$632,211
Consulting Services:
Consulting Fees(i)	$120,000
Secretarial Assistance and Office Space(j)	$137,453

Total	$14,359,423

(a)	Mr. Blankenship resigned from the Board of Directors and as Chairman and Chief Executive Officer as of December 3, 2010. Mr. Blankenship will receive a severance payment of $12,000,000; $2 million of this amount was paid on December 31, 2010 and $10 million will be paid on July 1, 2011. The amount paid to Mr. Blankenship in July 2011 will be reduced by $198,000, the amount of the 2007 bonus that he has agreed to repay to the Company.
(b)	Value is based on actual performance results. The 2010 annual bonus and cash LTIP awards are also reported in the Summary Compensation Table.
(c)	Equity awards valued at Massey’s closing stock price of $53.65 as of December 31, 2010. Does not include the value of Mr. Blankenship’s performance based equity and cash incentive awards that vested based on actual results for 2010 in the amount of $6,503,538 which are included in the Summary Compensation Table.
(d)	Table includes enhanced SERP benefits only. Vested SERP benefits are disclosed in the Pension Benefits Table.
(e)	Represents the cost of providing medical and dental benefits for 24 months at an initial annual rate of $5,448. The cost of benefits is assumed to increase 10% annually.
(f)	Value includes enhanced Supplemental Benefit Plan benefits only. Mr. Blankenship is eligible to receive a salary continuation benefit of $10,429.35 per month payable for 120 months as a result of his retirement from the Company.
(g)	Table does not include the value of Company sponsored broad-based post-retirement medical benefits which Mr. Blankenship is entitled to receive upon his retirement from the Company.
(h)	Under the Special Successor Development and Retention Program, Mr. Blankenship will be provided the title to a company-owned residence valued at $375,000 as a result of his retirement from the Company. We will also reimburse him for any income taxes as a result of the transfer of the residence. The table amount includes the value of the house, an additional payment of $257,111 to reimburse him for income taxes and $100 for the non-exclusive personal access to the residence through property owned by one of our subsidiaries that was granted to him upon his departure. We also granted Mr. Blankenship the option to purchase the land adjacent to the residence for cash at its appraised fair market value which is estimated to be $21,000.
(i)	Mr. Blankenship will consult with us for two years after his retirement date and will receive a monthly retainer of $5,000 during this period.
(j)	We have agreed to provide Mr. Blankenship with secretarial assistance and office space while he consults with us and, in our discretion, during the three subsequent years. The estimate above assumes annual costs for secretarial personnel, rent and utilities for two years of $68,727.

POST-EMPLOYMENT PAYMENTS – BAXTER F. PHILLIPS, JR.

Executive Payments and Benefits upon Termination/CIC	Retirement		Involuntary Termination for Cause		Involuntary Termination Without Cause		CIC without Termination		CIC with Termination for Good Reason or Without Cause(i)		Death		Disability
Compensation:
Severance	$0		$0		$8,000,000		$0		$8,000,000		$3,887,500		$0
Other Cash Incentives
- 2010 Bonus(a)	$491,400		$0		$491,400		$0		$491,400		$0		$0
- Retention Bonus	$0		$0		$0		$200,000		$200,000		$200,000		$200,000
Long-term Incentives
- Acceleration of Unvested Stock Options(b)	$1,145,676	(c)	$1,145,676	(c)	$1,145,676	(c)	$0		$1,145,676	(c),(d)	$1,145,676	(c)	$1,145,676	(c)

- Acceleration of Unvested RS/RSUs(b)	$0		$0		$0		$0		$2,949,623	(d)	$2,130,281		$2,130,281
- Cash LTIP Awards	$0		$0		$0		$0		$0		$0		$0
Benefits & Perquisites:
Enhanced SERP Benefits(e)	$0		$0		$0		$206,942	(f)	$3,188,837	(f)	$206,942	(f)	$206,942	(f)
Medical & Dental	$0		$0		$23,663	(g)	$0		$23,663	(g)	$0		$0
Retiree Medical(h)	$0		$0		$0		$0		$0		$0		$0
Deferred Compensation	$0		$0		$0		$0		$0		$0		$0

Total	$1,637,076		$1,145,676		$9,660,739		$406,942		$15,999,200		$7,570,399		$3,682,899

(a)	2010 bonus is paid out based on actual performance. This bonus is also included in the Summary Compensation Table. We presume that any Involuntary Termination Without Cause or CIC with Termination for Good Reason or Without Cause on December 31, 2010 would also be considered a qualifying retirement under the terms of our annual cash bonus award program.
(b)	Equity awards valued at Massey’s closing stock price of $53.65 as of December 31, 2010.
(c)	Represents intrinsic value of unvested stock options. Upon termination due to retirement, death or disability, participants would have the lesser of three years or the remaining term of the option to exercise option grants under the 1996 and 2006 Plans. Upon termination following a CIC, participants have the lesser of three years or the remaining term of the option to exercise option grants under the 1996 Plan and the lesser of three months or the remaining term for options grants under the 2006 Plan. Unexercised vested stock options are disclosed in the Outstanding Equity Awards at Fiscal Year-End Table.
(d)	Vesting of equity awards following a CIC does not accelerate if termination is for good reason.
(e)	Table includes enhanced SERP benefits only. Vested SERP benefits are disclosed in the Pension Benefits Table.
(f)	Present value of enhanced benefit calculated using the following assumptions: RP 2000 Blue Collar mortality table projected to 2017 and a discount rate of 5.5%. Value for termination in the event of a CIC has been calculated assuming clarifying amendments made on January 27, 2011 were effective on December 31, 2010.
(g)	Represents the cost of providing medical and dental benefits for 24 months at an initial annual rate of $11,268. The cost of benefits is assumed to increase 10% annually.
(h)	Table does not include the value of Company sponsored broad-based post-retirement medical benefits which Mr. Phillips is currently entitled to receive upon termination of employment.
(i)	Total CIC payments as outlined in Mr. Phillips’ CIC agreement are limited to 2.99 times the sum of Mr. Phillips’ Base Pay and Bonus. These payments may also be reduced to an amount one dollar less than the amount that would subject them to “golden parachute” excise taxes if Mr. Phillips is left in a better net after-tax position by doing so.

POST-EMPLOYMENT PAYMENTS – J. CHRISTOPHER ADKINS

Executive Payments and Benefits upon Termination/CIC	Voluntary Termination	Involuntary Termination for Cause	Involuntary Termination Without Cause	CIC with Termination for Good Reason or Without Cause (i)		Death		Disability
Compensation:
Severance	$0	$0	$3,200,000	$3,125,000		$3,200,000		$0
Long-term Incentives
- Acceleration of Unvested Stock Options(a)	$0	$0	$0	$260,726	(b),(c)	$260,726	(b)	$260,726	(b)
- Acceleration of Unvested RS/RSUs(a)	$0	$0	$0	$968,007	(c)	$968,007		$968,007
- Cash LTIP awards	$0	$0	$0	$125,000	(c),(d)	$212,537	(e)	$212,537	(e)
Benefits & Perquisites:
Enhanced SERP Benefits(f)	$0	$0	$0	$148,169	(g)	$0		$0
Medical & Dental	$0	$0	$0	$35,633	(h)	$0		$0
Deferred Compensation	$0	$0	$0	$0		$0		$0

Total	$0	$0	$3,200,000	$4,662,535		$4,641,270		$1,441,270

(a)	Equity awards valued at Massey’s closing stock price of $53.65 as of December 31, 2010.
(b)	Represents intrinsic value of unvested stock options. Upon termination due to retirement, death or disability, participants would have the lesser of three years or the remaining term of the option to exercise option grants under the 1996 and 2006 Plans. Upon termination following a CIC, participants have the lesser of three years or the remaining term of the option to exercise option grants under the 1996 Plan and the lesser of three months or the remaining term for options grants under the 2006 Plan. Unexercised vested stock options are disclosed in the Outstanding Equity Awards at Fiscal Year-End Table.
(c)	Vesting of equity awards following a CIC does not accelerate if termination is for good reason.
(d)	Presumes performance cycle 2008-2010 would be paid based on target results. Awards for 2009-2011 and 2010-2012 performance cycles would be forfeited.
(e)	Upon death or disability, a pro-rata portion of all outstanding cash LTIP awards are paid out based on actual performance. For performance cycles ending after 2010, the payouts are estimated assuming target performance.
(f)	Table includes enhanced SERP benefits only. Vested SERP benefits are disclosed in the Pension Benefits Table.
(g)	Present value of enhanced benefit calculated using the following assumptions: RP 2000 Blue Collar mortality table projected to 2017 and a discount rate of 5.5%.
(h)	Represents the cost of providing medical and dental benefits for 24 months at an initial annual rate of $16,968. The cost of benefits is assumed to increase 10% annually.
(i)	Total CIC payments as outlined in Mr. Adkins’ CIC agreement are limited to 2.99 times the sum of Mr. Adkins’ Base Pay and Bonus. These payments may also be reduced to an amount one dollar less than the amount that would subject them to “golden parachute” excise taxes if Mr. Adkins is left in a better net after-tax position by doing so.

POST-EMPLOYMENT PAYMENTS – MARK A. CLEMENS

Executive Payments and Benefits upon Termination/CIC	Voluntary Termination	Involuntary Termination for Cause	Involuntary Termination Without Cause/ Good Reason	CIC with Termination for Good Reason or Without Cause (h)		Death		Disability
Compensation:
Severance	$0	$0	$1,400,000	$2,375,000		$0		$0
Long-term Incentives
- Acceleration of Unvested Stock Options(a)	$0	$0	$0	$281,524	(b),(c)	$281,524	(b)	$281,524	(b)
- Acceleration of Unvested RS/RSUs(a)	$0	$0	$0	$893,541	(c)	$893,541		$893,541
- Cash LTIP awards	$0	$0	$0	$62,500	(c),(d)	$168,768	(e)	$168,768	(e)
Benefits & Perquisites:
Enhanced SERP Benefits(f)	$0	$0	$0	$0		$0		$0
Medical & Dental	$0	$0	$0	$35,633	(g)	$0		$0
Deferred Compensation	$0	$0	$0	$0		$0		$0

Total	$0	$0	$1,400,000	$3,648,197		$1,343,832		$1,343,832

(a)	Equity awards valued at Massey’s closing stock price of $53.65 as of December 31, 2010.
(b)	Represents intrinsic value of unvested stock options. Upon termination due to retirement, death or disability, participants would have the lesser of three years or the remaining term of the option to exercise option grants under the 1996 and 2006 Plans. Upon termination following a CIC, participants have the lesser of three years or the remaining term of the option to exercise option grants under the 1996 Plan and the lesser of three months or the remaining term for options grants under the 2006 Plan. Unexercised vested stock options are disclosed in the Outstanding Equity Awards at Fiscal Year-End Table.
(c)	Vesting of equity awards following a CIC does not accelerate if termination is for good reason.
(d)	Presumes performance cycle 2008-2010 would be paid based on target results. Awards for 2009-2011 and 2010-2012 performance cycles would be forfeited.
(e)	Upon death or disability, a pro-rata portion of all outstanding cash LTIP awards are paid out based on actual performance. For performance cycles ending after 2010, the payouts are estimated assuming target performance.
(f)	Table includes enhanced SERP benefits only. Vested SERP benefits are disclosed in the Pension Benefits Table.
(g)	Represents the cost of providing medical and dental benefits for 24 months at an initial annual rate of $16,968. The cost of benefits is assumed to increase 10% annually.
(h)	Total CIC payments as outlined in Mr. Clemens’ CIC agreement are limited to 2.99 times the sum of Mr. Clemens’Base Pay and Bonus. These payments may also be reduced to an amount one dollar less than the amount that would subject them to “golden parachute” excise taxes if Mr. Clemens is left in a better net after-tax position by doing so.

POST-EMPLOYMENT PAYMENTS – MICHAEL K. SNELLING

Executive Payments and Benefits upon Termination/CIC	Voluntary Termination	Involuntary Termination for Cause	Involuntary Termination Without Cause/Good Reason		CIC with Termination for Good Reason or Without Cause (i)		Death		Disability
Compensation:
Severance	$0	$0	$876,782		$1,850,000		$0		$0
Other Cash Incentives
- 2010 Bonus	$0	$0	$157,500	(a)	$0		$0		$0
- Retention bonus	$0	$0	$300,000		$0		$0		$0
Long-term Incentives
- Acceleration of Unvested Stock Options(b)	$0	$0	$131,782	(c)	$168,913	(c),(d)	$168,913	(c)	$168,913	(c)
- Acceleration of Unvested RS/RSUs(b)	$0	$0	$270,450		$457,420	(d)	$457,420		$457,420
- Cash LTIP awards	$0	$0	$150,000	(e)	$75,000	(d),(e)	$127,522	(f)	$127,522	(f)
Benefits & Perquisites:
Enhanced SERP Benefits(g)	$0	$0	$0		$0		$0		$0
Medical & Dental	$0	$0	$16,433	(h)	$23,663	(h)	$0		$0
Deferred Compensation	$0	$0	$0		$0		$0		$0

Total	$0	$0	$1,902,946		$2,574,996		$753,855		$753,855

(a)	Value is based on actual performance results. The 2010 annual bonus is also reported in the Summary Compensation Table.
(b)	Equity awards valued at Massey’s closing stock price of $53.65 as of December 31, 2010.
(c)	Represents intrinsic value of unvested stock options. Upon termination due to retirement, death or disability, participants would have the lesser of three years or the remaining term of the option to exercise option grants under the 1996 and 2006 Plans. Upon termination following a CIC, participants have the lesser of three years or the remaining term of the option to exercise option grants under the 1996 Plan and the lesser of three months or the remaining term for options grants under the 2006 Plan. For involuntary termination/good reason participant has three months to exercise under both the 1996 and 2006 Plans. Unexercised vested stock options are disclosed in the Outstanding Equity Awards at Fiscal Year-End Table.
(d)	Vesting of equity awards following a CIC does not accelerate if termination is for good reason.
(e)	Presumes performance cycles 2008-2010 and 2009-2011 would be paid based on target results, and award for 2010-2012 performance cycle would be forfeited for involuntary termination. For a CIC termination, presumes performance cycle 2008-2010 would be paid based on target results and awards for 2009-2011 and 2010-2012 performance cycles would be forfeited.
(f)	Upon death or disability, a pro-rata portion of all outstanding cash LTIP awards are paid out based on actual performance. For performance cycles ending after 2010, the payouts are estimated assuming target performance.
(g)	Table includes enhanced SERP benefits only. Vested SERP benefits are disclosed in the Pension Benefits Table.
(h)	Represents the cost of providing medical and dental benefits for 19 months after termination absent a CIC and 24 months termination following a CIC at an initial annual rate of $11,268. The cost of benefits is assumed to increase 10% annually.
(i)	Total CIC payments as outlined in Mr. Snelling’s CIC agreement are limited to 2.99 times the sum of Mr. Snelling’s Base Pay and Bonus. These payments may also be reduced to an amount one dollar less than the amount that would subject them to “golden parachute” excise taxes if Mr. Snelling is left in a better net after-tax position by doing so.

POST-EMPLOYMENT PAYMENTS – ERIC B. TOLBERT

Executive Payments and Benefits upon Termination/CIC	Voluntary Termination	Involuntary Termination for Cause	Involuntary Termination Without Cause/ Good Reason	CIC with Termination for Good Reason or Without Cause (h)		Death		Disability
Compensation:
Severance	$0	$0	$0	$1,089,160		$0		$0
Other Cash Incentives
Long-term Incentives
- Acceleration of Unvested Stock Options(a)	$0	$0	$0	$140,735	(b),(c)	$140,735	(b)	$140,735	(b)
- Acceleration of Unvested RS/RSUs(a)	$0	$0	$0	$381,130	(c)	$381,130		$381,130
- Cash LTIP awards	$0	$0	$0	$62,500	(c),(d)	$106,268	(e)	$106,268	(e)
Benefits & Perquisites:
Enhanced SERP Benefits(f)	$0	$0	$0	$0		$0		$0
Medical & Dental	$0	$0	$0	$35,633	(g)	$0		$0
Deferred Compensation	$0	$0	$0	$0		$0		$0

Total	$0	$0	$0	$1,709,157		$628,133		$628,133

(a)	Equity awards valued at Massey’s closing stock price of $53.65 as of December 31, 2010.
(b)	Represents intrinsic value of unvested stock options. Upon termination due to retirement, death or disability, participants would have the lesser of three years or the remaining term of the option to exercise option grants under the 1996 and 2006 Plans. Upon termination following a CIC, participants have the lesser of three years or the remaining term of the option to exercise option grants under the 1996 Plan and the lesser of three months or the remaining term for options grants under the 2006 Plan. Unexercised vested stock options are disclosed in the Outstanding Equity Awards at Fiscal Year-End Table.
(c)	Vesting of equity awards following a CIC does not accelerate if termination is for good reason.
(d)	Presumes performance cycle 2008-2010 would be paid based on target results. Awards for 2009-2011 and 2010-2012 performance cycles would be forfeited.
(e)	Upon death or disability, a pro-rata portion of all outstanding cash LTIP awards are paid out based on actual performance. For performance cycles ending after 2010, the payouts are estimated assuming target performance.
(f)	Table includes enhanced SERP benefits only. Vested SERP benefits are disclosed in the Pension Benefits Table.
(g)	Represents the cost of providing medical and dental benefits for 24 months at an initial annual rate of $16,968. The cost of benefits is assumed to increase 10% annually.
(h)	Total CIC payments as outlined in Mr. Tolbert’s CIC agreement are limited to 2.99 times the sum of Mr. Tolbert’s Base Pay and Bonus. These payments may also be reduced to an amount one dollar less than the amount that would subject them to “golden parachute” excise taxes if Mr. Tolbert is left in a better net after-tax position by doing so.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was at any time an officer or employee of us, or is related to any other member of the Compensation Committee, any other member of the Board of Directors or any executive officer of us.

Directors’ Compensation

The non-employee directors who served during the full calendar year 2010 were each paid an annual retainer fee of approximately $39,600 plus, in the case of the Chairman of the Audit Committee, $15,000, and, in the case of the chairs of the other board committees, $5,000. The Lead Independent Director received an additional $30,000 retainer for his service during 2010. Retainer fees are paid in quarterly installments on or about January 1, April 1, July 1 and October 1. During 2010, non-employee directors also earned meeting fees of $3,000 for each Audit Committee meeting attended and $2,000 for each Board of Directors or other board committee meeting attended. Meeting fees are paid shortly after each meeting is held. We also reimburse directors for the expenses they incur in attending meetings of the Board of Directors or board committees. Finally, we make available, at the election of the director, secondary supplemental health insurance. Directors who are also salaried employees receive no additional cash compensation for their services as directors.

Non-employee directors are permitted to defer receipt of directors’ fees until their retirement or other termination of status as a director. At the election of the director, deferred amounts either accrue interest at rates fixed from time to time by the committee that administers the Massey Energy Company Deferred Directors’ Fee Program or are valued as if having been invested in Common Stock. During 2010, three directors chose to defer all or a portion of their directors’ fees.

All equity awards made to non-employee directors after June 27, 2006 have been granted pursuant to the Massey Energy Company 2006 Stock and Incentive Compensation Plan, as amended and restated effective August 18, 2009 (the 2006 Plan). For 2010, under the 2006 Plan, directors who were not our employees or employees of our subsidiaries were eligible to receive, when they became directors, a one time grant of that number of shares of restricted Common Stock equal to the value of $110,000 based on the closing stock price on the date of grant, or in the event that the market is closed on such date, the next preceding trading day, and that number of restricted units equal to the value of $74,000 of Common Stock based on the closing price on the date of grant (or in the event that the market was closed on such date, the next preceding trading day), which are payable in cash upon the vesting of the shares of restricted Common Stock to assist in satisfying related income tax liabilities upon the lapse of restrictions on the shares of restricted Common Stock. These awards are made on a date determined by the Compensation Committee following director appointment. For 2010, under the 2006 Plan, non-employee directors were also awarded at the first regularly scheduled Board of Directors meeting of calendar year 2010 an annual grant of that number of shares of restricted Common Stock and/or non-qualified stock options, as elected by each non-employee director equal to $90,000 based on the closing price on the date of grant (or in the event that the market is closed on such date, the next preceding trading day). This valuation does not take into account the diminution in value attributable to restrictions on such stock under the 2006 Plan. The restrictions on the initial grants of restricted stock and restricted units and the annual grant of restricted stock lapse in one-third increments each year upon the anniversary of the date of grant, or lapse in full upon the occurrence of any of the following: (i) the applicable director retires from service on the Board of Directors upon express approval by the Board of Directors or the Compensation Committee that administers the 2006 Plan; (ii) the applicable director dies or becomes permanently disabled or (iii) the director’s service terminates within two years after a change in control occurs other than on account of a voluntary resignation from service on the Board of Directors.

On November 21, 2010, pursuant to its Committee Charter, the Compensation Committee conducted its annual review of the Company’s non-employee director compensation. The Compensation Committee recommended to the Governance and Nominating Committee that there be no changes to the compensation payable to non-employee directors, which the Governance and Nominating Committee recommended to the Board of Directors. The Board of Directors determined to make no change to the compensation payable to the non-employee directors.

During 2010, the Board of Directors and the Committees met much more frequently than in 2009. These additional meetings were necessitated due to the number of issues confronting the Board of Directors and the Committees in 2010 including (i) the $960 million acquisition of Cumberland Resources Corporation and certain affiliated companies, (ii) the investigation into the causes of the UBB mine tragedy, (iii) the multiple litigation matters related to the UBB mine tragedy and (iv) the review of our corporate governance policies in connection with the Special Meeting of Stockholders in October 2010. The directors have spent a significant amount of time and effort in 2010 in connection with dealing with these matters.

The following table presents information relating to total compensation of our non-employee directors for the fiscal year ended December 31, 2010.

NON-EMPLOYEE DIRECTOR COMPENSATION(a)

Name	Fees Earned or Paid in Cash(b)	Stock Awards(c)	Stock Options		All Other Compensation(e)	Total
James B. Crawford	$191,600	$90,000	$—		$2,710	$284,310
Robert H. Foglesong	238,600	90,000	—		2,223	330,823
Richard M. Gabrys	200,600	90,000	—		1,847	292,447
Robert B. Holland III	162,800	184,000	45,000	(d)	471	392,271
Bobby R. Inman	234,866	90,000	—		5,843	330,709
Lady Judge(f)	88,300	90,000	—		6,319	184,619
Dan R. Moore	225,600	90,000	—		3,696	319,296
Stanley C. Suboleski	148,600	90,000	—		1,960	240,560
Linda J. Welty	160,800	229,000	—		643	390,443

(a)	Mr. Phillips does not appear in this table because he is a Massey employee and therefore is not entitled to additional compensation for his services as a director.
(b)	Amounts shown represent director fees (i.e. retainer and meeting fees) earned during fiscal year 2010 and include any amounts deferred at the election of the director.
(c)	Amounts shown represent the aggregate grant date fair value of the 2010 stock award computed in accordance with FASB ASC Topic 718 (excluding estimates for forfeitures related to service-based vesting conditions) for restricted stock and restricted unit awards to non-employee directors. These amounts reflect the grant date fair market value for these awards and do not correspond to the actual value that will be recognized by each of the non-employee directors upon sale. The assumptions used in the calculation of these award amounts are included in Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference into this Amendment. The table below provides (i) the actual cash value of restricted units that vested and were paid in cash during 2010 and (ii) the aggregate number of restricted stock awards outstanding as of December 31, 2010 for each of the non-employee directors.

Name	Cash Value of Restricted Units That Vested and Were Paid During 2010	Aggregate Number of Restricted Stock Awards Outstanding at December 31, 2010
James B. Crawford	$—	10,760
Robert H. Foglesong	27,207	8,732
Richard M. Gabrys	28,555	6,704
Robert B. Holland III	—	3,485
Bobby R. Inman	—	23,814
Lady Judge	26,385	—
Dan R. Moore	—	14,867
Stanley C. Suboleski	15,639	6,980
Linda J. Welty	—	4,911

(d)	Amounts shown represent the aggregate grant date fair value of Mr. Holland’s 2010 stock option award computed in accordance with FASB ASC Topic 718 (excluding estimates for forfeitures related to service-based vesting conditions). This amount reflects the grant date fair market value for this award and does not correspond to the actual value that will be recognized by Mr. Moore upon sale. The assumptions used in the calculation of the award amount is included in Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference into this Amendment.
(e)	Amounts shown represent dividends paid on restricted stock and life and supplemental health insurance premiums allocated to each director.
(f)	Lady Judge resigned from the Board of Directors effective April 19, 2010.

During 2010, we made the following grants of stock options, restricted stock and restricted units to each non-employee director:

NON-EMPLOYEE DIRECTOR GRANTS IN 2010

Name	Grant Date	Type of Grant	Restricted Shares Granted(a)		Restricted Units Granted	Stock Options Granted		Grant Date Value(b)
James B. Crawford	2/16/2010	Annual	2,081		—	—		$90,000
Robert H. Foglesong	2/16/2010	Annual	2,081		—	—		90,000
Richard M. Gabrys	2/16/2010	Annual	2,081		—	—		90,000
Robert B. Holland III	8/23/2010	Annual	3,485		—	2,933	(c)	229,000
Bobby R. Inman	2/16/2010	Annual	2,081		—	—		90,000
Lady Judge	2/16/2010	Annual	2,081		—	—		90,000
Dan R. Moore	2/16/2010	Annual	2,081		—	—		90,000
Stanley C. Suboleski	2/16/2010	Annual	2,081		—	—		90,000
Linda J. Welty	8/23/2010	Annual	4,911	(c)	—	—		229,000

(a)	The restricted shares vest annually in three equal installments beginning upon the anniversary of the date of grant.
(b)	The amounts shown represent the sum of the number of shares and units multiplied by the closing stock price on the date of grant, or in the event that the market was closed on such date, the next preceding trading day.
(c)	Pursuant to the Massey Energy Company Non-Employee Director Compensation Summary (effective November 9, 2009), Mr. Holland was granted a pro rata portion of an annual stock option award of 2,933 stock options. These non-qualified stock options have an exercise price of $31.56. One third of these stock options vest and become exercisable beginning on August 23, 2011, one third on August 23, 2012, and the remaining third on August 23, 2013. Ms. Welty elected to receive the pro rata portion of the annual award in shares of restricted stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Stock Ownership of Directors and Executive Officers

The following information is furnished with respect to our current directors, our named executive officers and all our current directors and executive officers as a group, as to ownership of shares of Common Stock as of April 11, 2011, except as otherwise noted. Each named executive officer or his or her family members had sole voting and investment power with respect to such shares, except as otherwise noted.

		Amount and Nature of Beneficial Ownership
Title of Class	Name of Beneficial Owner	Shares Beneficially Owned	Shares for which Beneficial Ownership can be Acquired within 60 Days(a)	Total Beneficial Ownership	Percent of Class(b)
Massey Energy	Directors
Common Stock	James B. Crawford	21,508	—	21,508	*
	Robert H. Foglesong	19,480	—	19,480	*
	Richard M. Gabrys	16,896	—	16,896	*
	Robert B. Holland III	4,861	—	4,861	*
	Bobby R. Inman	36,562	—	36,562	*
	Dan R. Moore	23,816	—	23,816	*
	Baxter F. Phillips, Jr.(c)(d)	146,304	—	146,304	*
	Stanley C. Suboleski	12,223	—	12,223	*
	Linda J. Welty	6,287	—	6,287	*

	Named Executive Officers
	J. Christopher Adkins	21,576	—	21,576	*
	Don L. Blankenship(e)	178,982	—	178,982	*
	Mark A. Clemens	16,689	—	16,689	*
	Michael K. Snelling	13,745	4,363	18,108	*
	Eric B. Tolbert	7,283	—	7,283	*

	Directors and executive officers
	as a group (18 persons)(f)			608,004	*

(a)	Represents shares of Common Stock that may be acquired through the exercise of options within 60 days of April 11, 2011.
(b)	Calculated based on shares of Common Stock beneficially owned as of April 11, 2011 plus shares deemed outstanding for which beneficial ownership can be acquired within 60 days by that individual or group divided by our shares of Common Stock outstanding as of April 7, 2011, which were 103,099,660 plus any shares for which beneficial ownership can be acquired within 60 days by that individual or group. An asterisk (*) indicates that ownership is less than one percent of class.
(c)	Mr. Phillips owns 120,220 shares directly and is the indirect beneficial owner of 17,173 shares through our 401(k) Plan as of April 11, 2011 and 8,911 shares that are held by his wife.
(d)	Mr. Phillips is also a named executive officer.
(e)	Mr. Blankenship resigned from the Board of Directors and as Chairman and Chief Executive Officer as of December 3, 2010.
(f)	Executive officers included in this number are our current executive officers who file statements pursuant to Section 16 of the Exchange Act.

Stock Ownership of Certain Beneficial Owners

Management knows of no person, except as set forth below, who is the beneficial owner of more than 5 percent of our voting shares. The table sets forth information known to us as of the most recent date, based on filings with the SEC on Schedule 13D or Schedule 13G (unless otherwise indicated), with percentage of ownership calculated using the number of outstanding shares of Common Stock on the dates noted below.

Name and Address of Beneficial Owners	Shares Beneficially Owned		Percent of Class(a)
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	18,143,591	(b)	17.6%

FMR LLC 82 Devonshire Street Boston, MA 02109	14,933,414	(c)	14.5%

State Street Corporation State Street Financial Center One Lincoln Street Boston, MA 02111	5,718,387	(d)	5.6%

(a)	All percentages are based on 103,099,660 shares of Common Stock outstanding as of April 7, 2011.
(b)	Based solely on Schedule 13G/A filed by BlackRock, Inc. with the SEC on January 10, 2011 that indicates BlackRock, Inc. is the beneficial owner of 18,143,591 shares, and has sole voting power over 18,143,591 shares and sole dispositive power over 18,143,591 shares.
(c)	Based solely on Schedule 13G/A filed jointly by FMR LLC and Edward C. Johnson 3d with the SEC on February 14, 2011 that indicates that FMR LLC and Edward C. Johnson 3d are the beneficial owners of 14,933,414 shares, have sole voting power over 502,073 shares and sole dispositive power over 14,933,414 shares.
(d)	Based solely on Schedule 13G filed by State Street Corporation with the SEC on February 11, 2011 that indicates that State Street Corporation is the beneficial owner of 5,718,387 shares, has shared voting power over 5,718,387 shares and has shared dispositive power over 5,718,387 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Our Board of Directors has adopted a written related person transaction policy that governs the review, approval or ratification of covered related person transactions. Our Audit Committee manages this policy. The policy generally provides that we may enter into a related person transaction only if the Audit Committee approves or ratifies such transaction in accordance with the guidelines set forth in the policy and if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party; the transaction is approved by the disinterested members of the Board of Directors; or, if the transaction involves compensation, it is approved by our Compensation Committee.

In the event our management determines to recommend a related person transaction to the Audit Committee, such transaction must be presented to the Audit Committee for review and approval. After review, the Audit Committee will approve or disapprove such transaction and at each subsequently scheduled Audit Committee meeting, and our management will update the Audit Committee as to any material change to the proposed related person transaction. In those instances in which our Corporate Secretary, in consultation with our Chief Executive Officer or the Chief Financial Officer, determines that it is not practicable or desirable for us to wait until the Audit Committee meeting, the Chair of the Audit Committee has delegated authority to act on behalf of the Audit Committee and shall present any such decision taken to the Audit Committee for ratification at a subsequent meeting. The Audit Committee (or the Chair) approves only those related person transactions that the Audit Committee (or the Chair) determines in good faith are in our best interests and the best interests of our stockholders.

For purposes of this policy, “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and the amount involved exceeds $120,000 annually and in which any related person had, has or will have a direct or indirect material interest. For purposes of determining whether a transaction is a related person transaction, the Audit Committee relies upon Item 404 of Regulation S-K, promulgated under the Exchange Act.

A “related person” is (i) any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer of us or a nominee to become a director, (ii) any person who is known to be the beneficial owner of more than 5% of any class of our voting securities, (iii) any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, sister-in-law or any other familial relationship the Audit Committee from time to time determines is appropriate to include, of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner, and (iv) any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest.

Director Independence

The Governance and Nominating Committee undertook its annual review of director independence in February 2011. During this review, the Governance and Nominating Committee considered transactions and relationships between each director or any member of his or her immediate family and Massey and our subsidiaries and affiliates, including those reported under “Certain Relationships and Related Transactions” above. The Governance and Nominating Committee also examined transactions and relationships between directors or their affiliates and members of our senior management or their affiliates. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the general independence standards in the listing standards of the NYSE, the exchange on which the Common Stock is listed, and the independence standards set forth in our Corporate Governance Guidelines, which can be found on our website at www.masseyenergyco.com: Investors, Corporate Governance, Governance Guidelines.

As set forth in our Corporate Governance Guidelines, we have adopted the following definition of independence: a director will be considered independent if he/she (a) is free of any relationship that would preclude a finding of independence under the NYSE Corporate Governance Standards as may be in effect from time to time, and (b) does not have any material relationship (either as director or as a partner, stockholder or officer of an organization) with us or any of our affiliates. In evaluating any such relationship, the Board of Directors takes into consideration whether disclosure of the relationship would be required by the proxy rules of the Exchange Act. If disclosure of the relationship is required, the Board of Directors must make a determination that the relationship is not material as a prerequisite to finding that the director is independent. Compliance with the definition of independence is reviewed annually by the Governance and Nominating Committee.

As a result of its review and based on the recommendation of the Governance and Nominating Committee, the Board of Directors affirmatively determined that James B. Crawford, Robert H. Foglesong, Richard M. Gabrys, Robert B. Holland III, Bobby R. Inman, Dan R. Moore, Stanley C. Suboleski and Linda J. Welty are independent under the general independence tests in the listing standards of the NYSE and the independence standards set forth in our Corporate Governance Guidelines. Baxter F. Phillips, Jr. is not independent because of his employment as our Chief Executive Officer and President.

In making these determinations, the Board of Directors considered, among other things, the relationships set forth below. The Board of Directors has determined that none of these relationships is material and that none of these relationships impairs the independence of any non-employee director. Additionally, none of these relationships constitutes a “related person transaction” as defined in “Certain Relationships and Related Transactions” on page 65.

•

Mr. Moore is the Chairman of Moore Group, Inc., a multi-franchise automobile dealership holding company. Several of our subsidiaries have their vehicles serviced from subsidiaries of Moore Group, Inc. During 2010, we conducted an internal audit of our automobile purchasing and our relationship with the Moore Group. The servicing of vehicles through the Moore Group were conducted in the normal course of business on a competitive bid basis based upon geographic proximity. Mr. Moore receives no compensation from the Moore Group for serving as Chairman. The servicing of vehicles from the Moore Group amounted to approximately $47,000 in 2010.

•

Mr. Suboleski provides consulting services to us and our affiliates from time to time. Mr. Suboleski received payments of $47,300 in 2010 for consulting services. Because Mr. Suboleski previously serviced as a Commissioner of the Federal Mine Safety and Health Review Commission, his substantial knowledge of mining regulations and their application is essential to assist us with our operations. Mr. Suboleski through his mining industry knowledge has provided tremendous support to us as we investigate the UBB mine tragedy; and

•

We donated $115,000 during 2010 to the Appalachian Leadership and Education Foundation, a Charleston, West Virginia based non-profit organization focused on identifying and supporting the next generation of leaders in Appalachia, for which Gen. Foglesong serves as President and Executive Director. We believe that the Appalachian Leadership and Education Foundation serves an essential charitable function for West Virginia. The Appalachian Leadership and Education Foundation provides academic and financial support to West Virginia high school students who display academic and leadership abilities chosen based on demonstrated need. Gen. Foglesong does not receive payments from the Foundation, other than the reimbursement of expenses incurred in connection with his services to the Foundation.

Item 14.	Principal Accountant Fees and Services

The Audit Committee retained Ernst & Young LLP, an independent registered public accounting firm, as our independent auditor in 2010 and 2009.

Fees Billed by Ernst & Young LLP

	Fiscal year ended December 31, 2010	Fiscal Year Ended December 31, 2009
Audit fees	$2,097,000	$1,551,000
Audit-related fees	496,000	178,000
Tax fees	200,000	9,000
All other fees	502,000	248,000

Total Fees	$3,295,000	$1,986,000

As noted in the table above, aggregate fees for services rendered by Ernst & Young LLP were approximately $3,295,000 for the fiscal year ended December 31, 2010 and $1,986,000 for the fiscal year ended December 31, 2009. These amounts are comprised of the following:

Audit fees are fees billed for professional services rendered for the audit of the annual financial statements (including professional services required by the Sarbanes-Oxley Act rendered for the audits of the effectiveness of internal control over financial reporting), review of quarterly information and services that generally only the auditor reasonably can provide. This category includes fees for consultation on the filing of and review of documents filed with the SEC and other accounting and financial reporting consultation and research work necessary to comply with PCAOB standards.

Audit-related fees are fees billed for accounting services (not classified as audit fees services as described above) and include fees paid to Ernst & Young LLP for specific-purpose audits and other consultations concerning financial accounting and reporting matters.

Tax fees are fees billed for professional services rendered for tax compliance and tax advice.

All other fees are fees for products or services other than those in the above three categories. In 2010 and 2009, Ernst & Young LLP provided insurance recovery services for an insurance claim related to the destruction by fire of our Bandmill preparation plant.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted procedures for pre-approval of non-audit services performed by our independent registered public accounting firm. Management is required to obtain a written description of the non-audit services to be provided and the projected cost. Management forwards this information and a request to engage the independent registered public accounting firm for non-audit services to the Audit Committee members for approval. Approval authority has been delegated to the Chairman of the Audit Committee or his/her designee. Prior to approval, the Chairman of the Audit Committee confirms that the requested non-audit service is not a prohibited service as set out in SEC regulations and discloses any such approvals at the next meeting of the Audit Committee. The Audit Committee pre-approved all services performed by our independent registered public accounting firm in 2010.

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

Schedule II—Valuation and Qualifying Accounts

3. Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 28, 2011, among Mountain Merger Sub, Inc., Alpha Natural Resources, Inc. and Massey Energy Company [filed as Exhibit 2.1 to Massey’s current report on Form 8-K filed January 31, 2010 and incorporated by reference]

3.1	Amended and Restated Certificate of Incorporation of Massey Energy Company, effective October 6, 2010 [filed as Exhibit 3.1 to Massey’s current report on Form 8-K filed October 6, 2010 and incorporated by reference]

3.2	Amended and Restated Bylaws of the Company, effective as of December 3, 2010 [filed as Exhibit 3.2 to Massey’s current report on Form 8-K filed December 7, 2010 and incorporated by reference]

4.1	Senior Indenture, dated May 29, 2003, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors and Wilmington Trust Company, as Trustee, [filed as Exhibit 4.1 to Massey’s current report on Form 8-K filed May 30, 2003 and incorporated by reference]

4.2	Second Supplemental Indenture, dated April 7, 2004, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, supplementing that certain Senior Indenture dated May 29, 2003, in connection with the Company’s 2.25% Convertible Senior Notes [filed as Exhibit 4.1 to Massey’s current report on Form 8-K filed April 4, 2004 and incorporated by reference]

4.3	Third Supplemental Indenture, dated July 20, 2009, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, in connection with the Company’s 2.25% Senior Notes [filed as Exhibit 4.1 to Massey’s quarterly report on Form 10-Q filed August 10, 2009 and incorporated by reference].

4.4	Fourth Supplemental Indenture, dated August 28, 2009, by and among Massey Energy Company, subsidiaries of Massey Energy Company as Guarantors, and Wilmington Trust Company, as Trustee, in connection with the Company’s 2.25% Senior Notes [filed as Exhibit 4.1 to Massey’s quarterly report on Form 10-Q filed October 28, 2009 and incorporated by reference].

4.5	Fifth Supplemental Indenture, dated April 30, 2010, by and among Massey Energy Company, subsidiaries of Massey Energy Company as Guarantors, and Wilmington Trust Company, as Trustee, in connection with the Company’s 2.25% convertible senior notes [filed as Exhibit 4.1 to Massey’s quarterly report on Form 10-Q filed August 9, 2010 and incorporated by reference]

4.6	Sixth Supplemental Indenture, dated June 29, 2010, by and among Massey Energy Company, subsidiaries of Massey Energy Company as Guarantors, and Wilmington Trust Company, as Trustee, in connection with the Company’s 2.25% convertible senior notes [filed as Exhibit 4.4 to Massey’s quarterly report on Form 10-Q filed August 9, 2010 and incorporated by reference]

4.7	Indenture, dated as of December 21, 2005, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, in connection with the Company’s 6.875% Senior Notes [filed as Exhibit 4.1 to Massey’s current report on Form 8-K filed December 21, 2005, and incorporated by reference]

4.8	First Supplemental Indenture, dated July 20, 2009, by and among Massey Energy Company, subsidiaries of Massey Energy Company as Guarantors, and Wilmington Trust Company, as Trustee, in connection with the Company’s 6.875% Senior Notes [filed as Exhibit 4.3 to Massey’s quarterly report on Form 10-Q filed August 10, 2009 and incorporated by reference].

4.9	Second Supplemental Indenture, dated August 28, 2009, by and among Massey Energy Company, subsidiaries of Massey Energy Company as Guarantors, and Wilmington Trust Company, as Trustee, in connection with the Company’s 6.875% Senior Notes [filed as Exhibit 4.3 to Massey’s quarterly report on Form 10-Q filed October 28, 2009 and incorporated by reference].

4.10	Third Supplemental Indenture, dated April 30, 2010, by and among Massey Energy Company, subsidiaries of Massey Energy Company as Guarantors, and Wilmington Trust Company, as Trustee, in connection with the Company’s 6.875% senior notes [filed as Exhibit 4.2 to Massey’s quarterly report on Form 10-Q filed August 9, 2010 and incorporated by reference]

4.11	Fourth Supplemental Indenture, dated June 29, 2010, by and among Massey Energy Company, subsidiaries of Massey Energy Company as Guarantors, and Wilmington Trust Company, as Trustee, in connection with the Company’s 6.875% senior notes [filed as Exhibit 4.5 to Massey’s quarterly report on Form 10-Q filed August 9, 2010 and incorporated by reference]

4.12	Senior Indenture, dated as of August 12, 2008, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, in connection with the Company’s 3.25% Senior Notes [filed as Exhibit 4.1 to Massey’s current report on Form 8-K filed August 12, 2008, and incorporated by reference]

4.13	First Supplemental Indenture, dated as of August 12, 2008, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, in connection with the Company’s 3.25% Senior Notes [filed as Exhibit 4.2 to Massey’s current report on Form 8–K filed August 12, 2008, and incorporated by reference]

4.14	Second Supplemental Indenture, dated as of July 20, 2009, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, in connection with the Company’s 3.25% Senior Notes [filed as Exhibit 4.4 to Massey’s quarterly report on Form 10-Q filed August 10, 2009, and incorporated by reference]

4.15	Third Supplemental Indenture, dated as of August 28, 2009, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, in connection with the Company’s 3.25% Senior Notes [filed as Exhibit 4.4 to Massey’s quarterly report on Form 10-Q filed October 28, 2009, and incorporated by reference]

4.16	Fourth Supplemental Indenture, dated as of April 30, 2010, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, in connection with the Company’s 3.25 % convertible senior notes [filed as Exhibit 4.3 to Massey’s quarterly report on Form 10-Q filed August 9, 2010 and incorporated by reference]

4.17	Fifth Supplemental Indenture, dated as of June 29, 2010, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee, in connection with the Company’s 3.25 % convertible senior notes [filed as Exhibit 4.6 to Massey’s quarterly report on Form 10-Q filed August 9, 2010 and incorporated by reference]

10.1	Second Amended and Restated Credit Agreement dated as of November 8, 2010 among A.T. Massey Coal Company, Inc. and certain of its subsidiaries, as Borrowers, Massey Energy Company and certain of its subsidiaries, as Guarantors, Deutsche Bank Securities Inc. as Co-Syndication Agent, Capital One Leverage Finance Corporation, as Documentation Agent, The CIT Group/Business Credit, Inc., as Collateral Agent and Co-Syndication Agent, UBS Securities LLC, as Sole Arranger, UBS AG Stamford Branch, as Administrative Agents and UBS Loan Finance LLC, as Swingline Lender [filed as Exhibit 10.1 to Massey’s current report on Form 8-K filed November 9, 2010 and incorporated by reference].

10.2	Limited Consent and Second Amendment to Amended and Restated Credit Agreement dated July 19, 2007 [filed as Exhibit 10.1 to Massey’s quarterly report on Form 10-Q filed August 9, 2007 and incorporated by reference]

10.3	Third Amendment to Amended and Restated Credit Agreement dated March 10, 2008 [filed as Exhibit 10.1 to Massey’s current report on Form 8-K filed March 14, 2008 and incorporated by reference]

10.4	Fourth Amendment to Amended and Restated Credit Agreement dated October 10, 2008 [filed as Exhibit 10.1 to Massey’s current report on Form 8-K filed October 16, 2008 and incorporated by reference]

10.5	Equity Distribution Agreement dated February 3, 2009 between Massey Energy Company and UBS Securities LLC [filed as Exhibit 1.1 to Massey’s current report on Form 8-K filed February 4, 2009 and incorporated by reference]

10.6	Massey Energy Company 1982 Shadow Stock Plan (as amended and restated effective November 30, 2000) [filed as Exhibit 10.8 to Massey’s annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]

10.7	Massey Energy Company 1988 Executive Stock Plan (as amended and restated effective November 30, 2000) [filed as Exhibit 10.6 to Massey’s annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]

10.8	Massey Energy Company 1996 Executive Stock Plan (as amended and restated, effective January 1, 2009) [filed as Exhibit 10.14 to Massey’s current report on Form 8-K filed December 24, 2008 and incorporated by reference]

10.9	Massey Energy Company 1997 Stock Appreciation Rights Plan (as amended and restated, effective November 30, 2000) [filed as Exhibit 10.9 to Massey’s annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]

10.10	Massey Energy Company 1999 Executive Performance Incentive Plan (as amended and restated, effective January 1, 2009) [filed as Exhibit 10.15 to Massey’s current report on Form 8-K filed December 24, 2008 and incorporated by reference]

10.11	Massey Energy Company 2006 Stock and Incentive Compensation Plan (as amended and restated, effective August 18, 2009) [filed as Exhibit 10.1 to Massey’s current report on Form 8-K filed August 21, 2009 and incorporated by reference]

10.12	Form of Non-Employee Director Initial Restricted Stock Award Agreement under the Massey Energy Company 2006 Stock and Incentive Compensation Plan [filed as Exhibit 10.2 to Massey’s current report on Form 8-K filed December 31, 2008 and incorporated by reference]

10.13	Form of Non-Employee Director Initial Restricted Unit Award Agreement under the Massey Energy Company 2006 Stock and Incentive Compensation Plan [filed as Exhibit 10.3 to Massey’s current report on Form 8-K filed December 31, 2008 and incorporated by reference]

10.14	Form of Non-Employee Director Annual Restricted Stock Award Agreement under the Massey Energy Company 2006 Stock and Incentive Compensation Plan [filed as Exhibit 10.1 to Massey’s current report on Form 8-K filed February 22. 2010 and incorporated by reference]

10.15	Form of Non-Employee Director Annual Stock Option Award Agreement under the Massey Energy Company 2006 Stock and Incentive Compensation Plan [filed as Exhibit 10.2 to Massey’s current report on Form 8-K filed February 22, 2010 and incorporated by reference]

10.16	Form of stock option agreement under the Massey Energy Company 2006 Stock and Incentive Compensation Plan [filed as Exhibit 10.2 to Massey’s current report on Form 8-K filed November 16, 2009 and incorporated by reference]

10.17	Form of restricted stock agreement under the Massey Energy Company 2006 Stock and Incentive Compensation Plan [filed as Exhibit 10.3 to Massey’s current report on Form 8-K filed November 16, 2009 and incorporated by reference]

10.18	Form of restricted unit agreement under the Massey Energy Company 2006 Stock and Incentive Compensation Plan [filed as Exhibit 10.4 to Massey’s current report on Form 8-K filed November 16, 2009 and incorporated by reference]

10.19	Form of cash incentive award agreement based on earnings before taxes under the Massey Energy Company 2006 Stock and Incentive Compensation Plan [filed as Exhibit 10.6 to Massey’s current report on Form 8-K filed November 14, 2008 and incorporated by reference]

10.20	Form of amended cash incentive award agreement based on earnings before taxes under the Massey Energy Company 2006 Stock and Incentive Compensation Plan [filed as Exhibit 10.2 to Massey’s current report in Form 8-K filed January 6, 2010 and incorporated by reference.

10.21	Form of cash incentive award agreement based on earnings before interest and taxes under the Massey Energy Company 2006 Stock and Incentive Compensation Plan [filed as Exhibit 10.6 to Massey’s current report on Form 8-K filed November 14, 2008 and incorporated by reference]

10.22	Form of cash incentive award agreement based on earnings before interest, taxes, depreciation and amortization under the Massey Energy Company 2006 Stock and Incentive Compensation Plan [filed as Exhibit 10.7 to Massey’s current report on Form 8-K filed November 14, 2008 and incorporated by reference]

10.23	A.T. Massey Coal Company, Inc. Supplemental Benefit Plan (as amended and restated as of January 1, 2009) [filed as Exhibit 10.20 to Massey’s current report on Form 8-K filed December 24, 2008 and incorporated by reference]

10.24	Amendment to A.T. Massey Coal Company, Inc. Supplemental Benefit Plan (as amended and restated as of January 1, 2009) [filed as Exhibit 10.6 to Massey’s current report on Form 8-K filed November 30, 2010 and incorporated by reference]

10.25	A.T. Massey Coal Company, Inc. Executive Deferred Compensation Plan (as amended and restated as of January 1, 2009) [filed as Exhibit 10.19 to Massey’s current report on Form 8-K filed December 24, 2008 and incorporated by reference]

10.26	Massey Executive Deferred Compensation Program (as amended and restated as of January 1, 2009) [filed as Exhibit 10.17 to Massey’s current report on Form 8-K filed December 24, 2008 and incorporated by reference]

10.27	Massey Energy Company Executive Physical Program [filed as Exhibit 10.3 to Massey’s annual report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference]

10.28	Massey Executives’ Supplemental Benefit Plan (as amended and restated effective January 1, 2009) [filed as Exhibit 10.13 to Massey’s current report on Form 8-K filed December 24, 2008 and incorporated by reference]

10.29	Retention and Employment Agreement between Massey Energy Company and John Christopher Adkins, effective as of November 10, 2010 [filed as Exhibit 10.1 to Massey’s current report on Form 8-K filed November 17, 2010 and incorporated by reference]

10.30	Employment Agreement dated May 28, 2009 between Massey Energy Company and Michael K. Snelling [filed as Exhibit 10.1 to Massey’s quarterly report on Form 10-Q filed August 10, 2009 and incorporated by reference]

10.31	Amendment to Employment Agreement with Michael K. Snelling, effective October 22, 2010 [filed as Exhibit 10.5 to Massey’s current report on Form 8-K filed October 22, 2010 and incorporated by reference]

10.32	Employment and Change in Control Agreement dated November 10, 2008 between Massey Energy Company and Baxter F. Phillips, Jr. [filed as Exhibit 10.2 to Massey’s current report on Form 8-K filed November 14, 2008 and incorporated by reference]

10.33	Amendment to Employment and Change in Control Agreement between Massey Energy Company and Baxter F. Phillips, Jr. effective January 1, 2010 [filed as Exhibit 10.3 to Massey’s current report on Form 8-K filed January 6, 2010 and incorporated by reference]

10.34	Amendment to the Employment and Change in Control Agreement with Baxter F. Phillips, Jr., dated May 18, 2010 [filed as Exhibit 10.1 to Massey’s current report on Form 8-K filed May 21, 2010 and incorporated by reference]

10.35	Amendment to Employment and Change in Control Agreement with Baxter F. Phillips, Jr., effective October 22, 2010 [filed as Exhibit 10.3 to Massey’s current report on Form 8-K filed October 22, 2010 and incorporated by reference]

10.36	Amendment to Employment and Change in Control Agreement with Baxter F. Phillips, Jr., effective December 3, 2010 [filed as Exhibit 10.2 to Massey’s current report on Form 8-K filed December 7, 2010 and incorporated by reference]

10.37	Form of Amended and Restated Change in Control Severance Agreement for Tier 1 Participants [filed as Exhibit 10.2 to Massey’s current report on Form 8-K filed October 22, 2010 and incorporated by reference]

10.38	Form of Change in Control Severance Agreement for Tier 2 Participants [filed Exhibit 10.37 to Massey’s annual report on Form 10-K filed March 2, 2009 and incorporated by reference]

10.39	Form of Change in Control Severance Agreement for Tier 3 Participants [filed Exhibit 10.38 to Massey’s annual report on Form 10-K filed March 2, 2009 and incorporated by reference]

10.40	Change in Control Severance Agreement (as amended and restated) dated as of December 23, 2008 between Massey Energy Company and J. Christopher Adkins [filed as Exhibit 10.25 to Massey’s current report on Form 8-K filed December 24, 2008 and incorporated by reference]

10.41	Amendment to Change in Control Severance Agreement, dated as of February 16, 2010 between Massey Energy Company and John Christopher Adkins [filed as Exhibit 10.2 to Massey’s current report on Form 8-K filed April 30, 2010 and incorporated by reference]

10.42	Change in Control Severance Agreement (as amended and restated) dated as of December 23, 2008 between Massey Energy Company and Eric B. Tolbert [filed as Exhibit 10.26 to Massey’s current report on Form 8-K filed December 24, 2008 and incorporated by reference]

10.43	Amendment to Change in Control Severance Agreement, dated as of February 16, 2010 between Massey Energy Company and Eric B. Tolbert [filed as Exhibit 10.4 to Massey’s current report on Form 8-K filed April 30, 2010 and incorporated by reference]

10.44	Change in Control Severance Agreement (as amended and restated) dated as of December 23, 2008 between Massey Energy Company and Michael K. Snelling [filed as Exhibit 10.27 to Massey’s current report on Form 8-K filed December 24, 2008 and incorporated by reference]

10.45	Amendment to Change in Control Severance Agreement, dated as of February 16, 2010 between Massey Energy Company and Michael K. Snelling [filed as Exhibit 10.3 to Massey’s current report on Form 8-K filed April 30, 2010 and incorporated by reference]

10.46	Retirement Agreement with Don L. Blankenship, effective December 3, 2010 [filed as Exhibit 10.1 to Massey’s current report on Form 8-K filed December 7, 2010 and incorporated by reference]

10.47	Massey Energy Company 2010 - 2012 Long Term Incentive Award Program as reported on Massey’s current report on Form 8-K [filed November 16, 2009 and incorporated by reference]

10.48	Massey Energy Company 2010 Bonus Program as reported on Massey’s current report on Form 8-K [filed November 16, 2009 and incorporated by reference]

10.49	Base salary amounts set for Massey’s named executive officers as reported on Massey’s current reports on Form 8-K [filed November 16, 2009 and January 6, 2010 and incorporated by reference]

10.50	Massey Energy Company Non-Employee Directors Compensation Summary (as amended and restated effective November 9, 2009) [filed as Exhibit 10.1 to Massey’s current report on Form 8-K filed November 16, 2009 and incorporated by reference]

10.51	Massey Energy Company Stock Plan for Non-Employee Directors (as amended and restated, effective January 1, 2009) [filed as Exhibit 10.21 to Massey’s current report on Form 8-K filed December 24, 2008 and incorporated by reference]

10.52	Massey Energy Company 1997 Restricted Stock Plan for Non-Employee Directors (as amended and restated, effective January 1, 2009) [filed as Exhibit 10.22 to Massey’s current report on Form 8-K filed December 24, 2008 and incorporated by reference]

10.53	Massey Energy Company Deferred Directors’ Fees Program (amended and restated, effective January 1, 2009) [filed as Exhibit 10.18 to Massey’s current report on Form 8-K filed December 24, 2008 and incorporated by reference]

10.54	Distribution Agreement between Fluor Corporation and Massey Energy Company dated as of November 30, 2000 [filed as Exhibit 10.1 to Massey’s current report on Form 8-K filed December 15, 2000 and incorporated by this reference]

10.55	Tax Sharing Agreement between Fluor Corporation, Massey Energy Company and A.T. Massey Coal Company, Inc. dated as of November 30, 2000 [filed as Exhibit 10.2 to Massey’s current report on Form 8-K filed December 15, 2000 and incorporated by this reference]

21	Massey Energy Company Subsidiaries [previously filed]*

23.1	Consent of Independent Registered Public Accounting Firm [previously filed]*

24	Manually signed Powers of Attorney executed by Massey directors [previously filed]*

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [filed herewith]

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [filed herewith]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [furnished herewith]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [furnished herewith]

99.1	Dodd-Frank Act Disclosure of Mine Safety and Health Administration Safety Data [previously filed]*

101	Interactive Data File (Annual Report on Form 10-K, for the fiscal year ended December 31, 2010, furnished in XBRL (eXtensible Business Reporting Language)) [previously filed]*

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

*	Previously filed with the original Annual Report on Form 10-K filed with the SEC on March 1, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY
April 19, 2011
	By:	/s/ Eric B. Tolbert
Eric B. Tolbert,
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Baxter F. Phillips, Jr.	Director, Chief Executive Officer & President	April 19, 2011
Baxter F. Phillips, Jr.

Principal Financial Officer:

/s/ Eric B. Tolbert	Vice President and Chief Financial Officer	April 19, 2011
Eric B. Tolbert

Principal Accounting Officer:

/s/ David W. Owings	Controller	April 19, 2011
David W. Owings

Other Directors:

*	Director	April 19, 2011
James B. Crawford

*	Director	April 19, 2011
Robert H. Foglesong

*	Director	April 19, 2011
Richard M. Gabrys

*	Director	April 19, 2011
Robert B. Holland, III

*	Chairman of the Board	April 19, 2011
Bobby R. Inman

*	Director	April 19, 2011
Dan R. Moore

*	Director	April 19, 2011
Stanley C. Suboleski

*	Director	April 19, 2011
Linda J. Welty

By:	/s/ Richard R. Grinnan	April 19, 2011
Richard R. Grinnan
Attorney-in-fact

*	Manually signed Powers of Attorney authorizing Eric B. Tolbert, Richard R. Grinnan, M. Shane Harvey and Jeffrey M. Jarosinski, and each of them, to sign the annual report on Form 10-K for the fiscal year ended December 31, 2010 and any amendments thereto as attorneys-in-fact for certain directors and officers of the registrant are included herein as Exhibits 24.