Form 10-Q
period 2011-03-31
MASSEY ENERGY CO
filed 2011-05-10
CIK 37748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-07775
_____________

MASSEY ENERGY COMPANY
 (Exact name of registrant as specified in its charter)
_____________

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

As of April 20, 2011, there were 103,101,921 shares of common stock, $0.625 par value (“Common Stock”), outstanding.

MASSEY ENERGY COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2011

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MASSEY ENERGY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
UNAUDITED

	Three Months Ended March 31,
	2011	2010
Revenues
Produced coal revenue	$831,301	$571,802
Freight and handling revenue	84,370	74,289
Purchased coal revenue	15,951	19,465
Other revenue	18,134	23,083
Total revenues	949,756	688,639

Costs and expenses
Cost of produced coal revenue	690,408	469,936
Freight and handling costs	84,370	74,289
Cost of purchased coal revenue	15,832	20,623
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	86,002	64,207
Selling, general and administrative	11,270	262
Selling, general and administrative	27,274	28,109
Other expense	800	871
Loss (Gain) on derivative instruments	18,360	(36,453)
Total costs and expenses	934,316	621,844

Income before interest and taxes	15,440	66,795

Interest income	296	1,463
Interest expense	(25,751)	(25,216)
Gain on short-term investment	-	3,780
(Loss) income before taxes	(10,015)	46,822

Income tax benefit (expense)	2,341	(13,196)

Net (loss) income	$(7,674)	$33,626

Net (loss) income per share
Basic	$(0.07)	$0.39
Diluted	$(0.07)	$0.39

Shares used to calculate net (loss) income per share
Basic	102,326	86,137
Diluted	102,326	87,393
Dividends per share	$0.06	$0.06

See Notes to Consolidated Financial Statements

MASSEY ENERGY COMPANY
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
UNAUDITED

	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$280,696	$327,179
Trade and other accounts receivable, less allowance of $906	366,114	296,770
Inventories	304,491	289,027
Income taxes receivable	12,957	10,912
Other current assets	208,916	193,176
Total current assets	1,173,174	1,117,064

Property, plant and equipment, net	3,236,065	3,217,685
Intangible assets, net	106,618	120,923
Goodwill	36,707	36,707
Other noncurrent assets	111,547	118,603
Total assets	$4,664,111	$4,610,982

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable, principally trade and bank overdrafts	$255,517	$245,312
Short-term debt	9,672	12,327
Payroll and employee benefits	103,586	95,446
Other current liabilities	325,150	309,980
Total current liabilities	693,925	663,065
Noncurrent liabilities
Long-term debt	1,309,251	1,303,852
Deferred income taxes	165,172	163,383
Pension obligation	76,377	79,721
Other noncurrent liabilities	631,036	620,499
Total noncurrent liabilities	2,181,836	2,167,455
Total liabilities	2,875,761	2,830,520
Shareholders’ equity
Capital stock
Preferred – authorized 20,000,000 shares without par value; none issued	-	-
Common – authorized 300,000,000 shares of $0.625 par value; issued 103,122,505 and 102,496,160 shares, respectively	64,925	64,561
Treasury stock	(31,822)	(31,822)
Additional capital	1,362,292	1,343,966
Retained earnings	512,195	526,025
Accumulated other comprehensive loss	(119,240)	(122,268)
Total shareholders’ equity	1,788,350	1,780,462
Total liabilities and shareholders’ equity	$4,664,111	$4,610,982

See Notes to Consolidated Financial Statements

MASSEY ENERGY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
UNAUDITED

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(7,674)	$33,626
Adjustments to reconcile Net (loss) income to Cash provided by operating activities:
Depreciation, depletion and amortization	97,272	64,469
Share-based compensation expense	2,481	2,709
Amortization of bond discount	5,399	5,013
Deferred income taxes	(146)	3,089
Gain on disposal of assets	(5,579)	(1,019)
Gain on reserve exchange	-	(2,313)
Gain on insurance recovery	-	(5,810)
Net change in fair value of derivative instruments	21,520	(28,017)
Realized gain on short-term investment	-	(3,780)
Asset retirement obligations accretion	4,613	4,131
Changes in operating assets and liabilities:
Increase in accounts receivable	(69,344)	(93,743)
Increase in inventories	(15,464)	(3,856)
Decrease in other current assets	7,056	66,572
Increase in other assets	(34,076)	(9,204)
(Increase) decrease in accrued income taxes	(2,045)	9,468
Increase in accounts payable and bank overdrafts	10,205	20,090
Increase in other accrued liabilities	6,967	12,685
Increase in other noncurrent liabilities	19,976	2,708
Increase in pension obligation	682	1,429
Asset retirement obligations payments	(1,736)	(1,090)
Cash provided by operating activities	40,107	77,157

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(100,804)	(56,146)
Proceeds from redemption of short-term investment	-	14,644
Proceeds from sale of assets	6,816	1,019
Proceeds from insurance recovery	-	9,125
Cash utilized by investing activities	(93,988)	(31,358)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	466,759
Repayments of capital lease obligations	(2,655)	(382)
Repayment for 6.625% senior notes	-	(21,949)
Cash dividends paid	(6,156)	(5,167)
Proceeds from stock options exercised	16,209	11,490
Income tax benefit from stock option exercises	-	625
Cash provided by financing activities	7,398	451,376

(Decrease) increase in cash and cash equivalents	(46,483)	497,175
Cash and cash equivalents at beginning of period	327,179	665,762
Cash and cash equivalents at end of period	$280,696	$1,162,937

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(1)	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States (“GAAP”) and, therefore, should be read in conjunction with the Annual Report on Form 10-K of Massey Energy Company (“we,” “our,” “us,” “Massey” or the “Company”) for the year ended December 31, 2010.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the quarterly period ended March 31, 2011 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2011.

The consolidated financial statements included herein are unaudited; however, the financial statements contain all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary to present fairly our consolidated financial position at March 31, 2011, our consolidated results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010, in conformity with GAAP.

The consolidated financial statements include our accounts and the accounts of our wholly owned and majority owned direct and indirect subsidiaries.  Significant intercompany transactions and accounts are eliminated in consolidation.  We have no independent assets or operations.  We do not have a controlling interest in any separate independent operations.  Investments in business entities in which we do not have control, but have the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method.

All of our direct and substantially all of our indirect operating subsidiaries, each such subsidiary being indirectly 100% owned by us, fully and unconditionally, jointly and severally, guarantee our obligations under the 6.875% senior notes due 2013 (“6.875% Notes”), the 3.25% convertible senior notes due 2015 (“3.25% Notes”) and the 2.25% convertible senior notes due 2024 (“2.25% Notes”).  The subsidiaries not providing a guarantee of the 6.875% Notes, the 3.25% Notes and the 2.25% Notes are minor (as defined under Securities and Exchange Commission (“SEC”) Rule 3-10(h)(6) of Regulation S-X).  See Note 8 to the Notes to Consolidated Financial Statements for a more complete discussion of debt.

We have evaluated subsequent events through the date the consolidated financial statements were issued.

(2)	Merger with Alpha Natural Resources, Inc.

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

The consummation of the Merger is subject to certain conditions, including (i) the adoption by Massey stockholders of the Merger Agreement and (ii) the approval by the Alpha stockholders of (x) an amendment to Alpha’s certificate of incorporation to increase the number of shares of Alpha common stock that Alpha is authorized to issue in order to permit issuance of the Alpha common stock in connection with the Merger and (y) the issuance of Alpha common stock in connection with the Merger.  In addition, the Merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the ”HSR Act”), as amended, which has been received, as well as other customary closing conditions.

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

The SEC has declared effective the Form S-4 Registration Statement concerning the agreement and plan of merger between Alpha and Massey. In connection with the Merger, a definitive joint proxy statement/prospectus has been mailed to our stockholders on or about April 29, 2011.  The close of business on April 27, 2011 is the record date for determining the holders of common stock that will be entitled to notice of and to vote at each of Alpha’s and Massey’s respective special meetings of stockholders regarding the Merger and any adjournment of the special meetings.  Each of Alpha and Massey intend to hold their respective special meetings of stockholders on June 1, 2011. If the Alpha and Massey stockholders approve the Merger-related proposals at their respective special meetings, then, subject to certain other customary closing conditions, Alpha and Massey expect to close the Merger promptly after the special meetings on June 1, 2011.

(3)	Acquisition of Cumberland

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

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Total revenue
As reported	$949,756	$688,639
Pro forma	$949,756	$858,490

Net (loss) income
As reported	$(7,674)	$33,626
Pro forma	$(7,674)	$45,515

(4)	Inventories

Inventories consisted of the following:

	March 31, 2011	December 31, 2010
	(In Thousands)
Saleable coal	$194,645	$183,156
Raw coal	51,637	47,376
Coal inventory	246,282	230,532
Supplies inventory	58,209	58,495
Total inventory	$304,491	$289,027

Saleable coal represents coal ready for sale, including inventories designated for customer facilities under consignment arrangements of $29.5 million and $34.8 million at March 31, 2011 and December 31, 2010, respectively.  Raw coal represents coal that generally requires further processing prior to shipment to the customer.

(5)           Other Current Assets

Other current assets are comprised of the following:

	March 31, 2011	December 31, 2010
	(In Thousands)
Longwall panel costs	$13,791	$10,430
Deposits	103,259	105,216
Other	91,866	77,530
Total other current assets	$208,916	$193,176

Deposits consist primarily of funds placed in restricted accounts with financial institutions to collateralize letters of credit that support workers’ compensation requirements, insurance and other obligations.  As of March 31, 2011 and December 31, 2010, Deposits includes $59.4 million of funds pledged as collateral to support $58.2 million of outstanding letters of credit.  In addition, Deposits at March 31, 2011 and December 31, 2010, includes  $11.6 million of United States Treasury securities supporting various regulatory obligations.  Deposits also includes $16.3 million and $17.8 million for future equipment deliveries as of March 31, 2011 and December 31, 2010, respectively.

The Other caption in the table above at March 31, 2011 and December 31, 2010 includes $42.0 million and $10.0 million, respectively, associated with the funding of a portion of our deferred compensation plan.

We have committed to the divestiture of certain assets that are not part of our short-term mining plan.  At March 31, 2011 and December 31, 2010, the carrying amount of assets held for sale totaled $18.9 million and $24.2 million, respectively, and is included in Other current assets.

(6)	Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	March 31, 2011	December 31, 2010
	(In Thousands)
Land, buildings and equipment	$3,024,819	$2,983,866
Mining properties owned in fee and leased mineral rights	$1,419,522	$1,428,394
Mine development	$1,231,270	$1,221,529
Total property, plant and equipment	5,675,611	5,633,789
Less accumulated depreciation, depletion and amortization	(2,439,546)	(2,416,104)
Property, plant and equipment, net	$3,236,065	$3,217,685

Property, plant and equipment includes gross assets under capital leases of $12.3 million at December 31, 2010.

(7)	Intangible assets

As part of the acquisition of Cumberland during 2010, we acquired intangible assets with a fair value of $167.0 million.  Intangible assets are comprised of the following:

(In Thousands)	March 31, 2011	December 31, 2010

Coal sales contracts	$96,870	$96,870
Transportation contracts	61,700	61,700
Mining permits	8,451	8,451
Intangible assets, cost	167,021	167,021
Accumulated amortization	(60,403)	(46,098)
Intangible assets, net	$106,618	$120,923

Amortization expense related to these Intangible assets was $14.3 million for the three months ended March 31, 2011.

(8)	Debt

Debt is comprised of the following:

	March 31, 2011	December 31, 2010
	(In Thousands)

6.875% senior notes due 2013, net of discount of $2,346 and $2,538, respectively	$757,654	$757,462
3.25% convertible senior notes due 2015, net of discount of $107,532 and $112,740, respectively	551,531	546,323
2.25% convertible senior notes due 2024	9,647	9,647
Capital lease obligations	91	2,747
Total debt	1,318,923	1,316,179
Amounts due within one year	(9,672)	(12,327)
Total long-term debt	$1,309,251	$1,303,852

The weighted average effective interest rate of the outstanding borrowings was 7.3% at both March 31, 2011 and December 31, 2010.

Convertible Debt Securities

The discount associated with the 3.25% Notes is being amortized via the effective-interest method increasing the reported liability until the notes are carried at par value on their maturity date.  We separately account for the liability and equity components in a manner reflective of our nonconvertible debt borrowing rate, which was determined to be 7.75% at the date of issuance. We recognized $5.2 million and $4.8 million of pre-tax non-cash interest expense for the amortization of the discount for the three months ended March 31, 2011 and 2010, respectively.

As a result of the announcement of a June 1, 2011 expected closing date for the Merger, on May 2, 2011 the 3.25% Notes became convertible at the option of each of the holders into consideration in (a) an amount up to 100% of the 3.25% Notes’ principal amount payable in cash, plus (b) the excess of such amount, if any, payable, at our option, in cash, stock or a combination of cash and stock (collectively “Conversion Property”).  The 3.25% Notes are convertible into Conversion Property equal to 11.4542 shares of Common Stock (or, after the Merger, of Reference Property, as defined in the Indenture) per $1,000 principal amount of the 3.25% Notes.  The conversion period will remain open, at a minimum, until July 2, 2011, unless notice is provided that the Merger will not occur, and may be extended under certain circumstances.

The 2.25% Notes became callable by us at par as of April 6, 2011.  On May 2, 2011, we issued a redemption notice to the holders of the 2.25% Notes, with redemption subject to certain conditions set forth in the redemption notice, redeemable on June 1, 2011 (“Redemption Date”) subject to certain conditions, including the consummation of the Merger.  The holders of the 2.25% Notes can convert their notes into shares of Common Stock up until the close of business May 31, 2011. If all of the 2.25% Notes outstanding at March 31, 2011 are converted prior to the Redemption Date, we will have to issue 287,113 shares of Common Stock.

6.875% Notes

On May 4, 2011, in connection with the Merger, Alpha announced that it commenced a cash tender offer for any and all of our outstanding 6.875% Notes (the "Tender Offer").  The Tender Offer is conditioned upon satisfaction or waiver of certain conditions, including the closing of the Merger and the consummation of an offering by Alpha of one or more series of its senior notes, the net proceeds of which are sufficient to purchase the 6.875% Notes tendered in the Tender Offer.  The complete terms and conditions of the Tender Offer are set forth in the Offer to Purchase and related Letter of Transmittal that were issued by Alpha in connection with the Tender Offer.

(9)	Pension Expense

Net periodic pension expense for both our qualified defined benefit pension plan and nonqualified supplemental benefit pension plan is comprised of the following components:

	Three Months Ended
	March 31,
	2011	2010
	(In Thousands)
Service cost	$2,951	$2,642
Interest cost	4,870	4,444
Expected return on plan assets	(5,415)	(4,605)
Recognized loss	4,141	3,491
Amortization of prior service cost	1	1
Net periodic pension expense	$6,548	$5,973

We paid benefits to participants of the nonqualified supplemental benefit pension plan $0.1 million for the three month periods ended March 31, 2011 and 2010, respectively.  We expect to contribute approximately $0.3 million for benefit payments to participants for the nonqualified supplemental benefit pension plan in 2011.  During the first quarter of 2011 and 2010, we contributed $5.5 million and $4.6 million, respectively, to the qualified defined benefit pension plan.  We expect to make contributions totaling approximately $20 million to the qualified defined benefit pension plan in 2011.

(10)	Other Noncurrent Liabilities

Other noncurrent liabilities are comprised of the following:

	March 31, 2011	December 31, 2010
	(In Thousands)
Reclamation	$233,431	$230,968
Workers' compensation and black lung	154,306	155,685
Other postretirement benefits	180,410	178,113
Other	62,889	55,733
Total other noncurrent liabilities	$631,036	$620,499

(11)	Black Lung and Workers’ Compensation Expense

Expenses for black lung benefits and workers’ compensation related benefits include the following components:

	Three Months Ended
	March 31,
	2011	2010
	(In Thousands)
Self-insured black lung benefits:
Service cost	$925	$1,000
Interest cost	1,025	775
Amortization of actuarial (gain) loss	275	(875)
Subtotal black lung benefits expense	2,225	900
Other workers' compensation benefits	8,118	7,473
Total black lung and workers' compensation benefits expense	$10,343	$8,373

Payments for benefits, premiums and other costs related to black lung and workers’ compensation liabilities were $12.3 million and $8.4 million for the three months ended March 31, 2011 and 2010, respectively.

(12)	Other Postretirement Benefits Expense

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended
	March 31,
	2011	2010
	(In Thousands)
Service cost	$679	$812
Interest cost	2,504	2,378
Recognized loss	1,035	830
Amortization of prior service credit	(720)	(763)
Net periodic postretirement benefit cost	$3,498	$3,257

Payments for benefits related to postretirement benefit cost were $1.3 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively.

(13)	Common Stock Issuance

On March 23, 2010, we completed a registered underwritten public offering of 9,775,000 shares of our common stock, $0.625 par value per share at a public offering price of $49.75 per share, resulting in proceeds to us of $466.7 million, net of fees.  In April 2010, we used the net proceeds of this offering to fund a portion of the cash consideration for the acquisition of Cumberland.  See Note 3 to the Notes to Consolidated Financial Statements for a discussion of the acquisition of Cumberland.

(14)	Earnings Per Share

The number of shares of our Common Stock used to calculate basic earnings per share for both the three months ended March 31, 2011 and 2010, is based on the weighted average of outstanding shares of Common Stock during the respective periods.  The number of shares of Common Stock used to calculate diluted earnings per share is based on the number of shares of Common Stock used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by our employees and directors during each period and debt securities currently convertible into shares of Common Stock during each period.  The effect of dilutive securities issuances in the amount of 0.9 million and 0.1 million shares of Common Stock for the three months ended March 31, 2011 and 2010, respectively, and were excluded from the calculation of diluted income per share of Common Stock, as such inclusion would result in antidilution.

The computations for basic and diluted (loss) income per share are based on the following per share information:

	Three Months Ended
	March 31,
	2011	2010
	(In Thousands, Except Per Share Amounts)
Numerator:
Net (loss) income - numerator for basic	$(7,674)	$33,626
Effect of convertible notes	-	44
Adjusted net (loss) income - numerator for diluted	$(7,674)	$33,670

Denominator:
Weighted average shares - denominator for basic	102,326	86,137
Effect of stock options/restricted stock	-	969
Effect of convertible notes	-	287
Adjusted weighted average shares - denominator for diluted	102,326	87,393

Net (loss) income per share:
Basic	$(0.07)	$0.39
Diluted	$(0.07)	$0.39

The 2.25% Notes are convertible by holders into shares of Common Stock during certain periods under certain circumstances.  As of March 31, 2011, the price per share of Common Stock had reached the specified threshold for conversion.  If all of the 2.25% Notes outstanding at March 31, 2011 had been eligible for conversion and were converted at that date, we would have issued 287,113 shares of Common Stock.  On May 2, 2011,we issued a redemption notice to the holders of the 2.25% Notes (see Note 8 for additional details).

The 3.25% Notes are convertible under certain circumstances and during certain periods into (i) cash, up to the aggregate principal amount of the 3.25% Notes subject to conversion and (ii) cash, Common Stock or a combination thereof, at our election in respect to the remainder (if any) of our conversion obligation.  As of March 31, 2011, the 3.25% Notes had not reached the specified threshold for conversion.

As a result of the announcement of a June 1, 2011 expected closing date for the Merger, on May 2, 2011 the 3.25% Notes became convertible at the option of each of the holders into consideration in (a) an amount up to 100% of the 3.25% Notes’ principal amount payable in cash, plus (b) the excess of such amount, if any, payable, at our option, in cash, stock or a combination of cash and stock (collectively “Conversion Property”).  The 3.25% Notes are convertible into Conversion Property equal to 11.4542 shares of Common Stock (or, after the Merger, of Reference Property, as defined in the Indenture) per $1,000 principal amount of the 3.25% Notes.  The conversion period will remain open, at a minimum, until July 2, 2011, unless notice is provided that the Merger will not occur, and may be extended under certain circumstances.

(15)	Derivative Instruments

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

Tons outstanding under coal purchase and coal sales contracts that do not qualify for the NPNS exception are as follows:

	March 31,	December 31,
	2011	2010
	(In Thousands)
Purchase contracts	765	360
Sales contracts	2,519	600

The increase in tons outstanding under coal purchase and coal sales contracts that do not qualify for the NPNS exception as of March 31, 2011, is primarily due to certain contracts identified in the first quarter of 2011 that no longer qualified for the NPNS exception, which are now accounted for at fair value.

The fair values of our purchase and sales derivative contracts have been aggregated in the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, as follows:

	March 31,	December 31,
	2011	2010
	(In Thousands)
Other current assets	$-	$15,424
Other noncurrent assets	-	-
Other current liabilities	(4,311)	-
Other noncurrent liabilities	(1,784)	-
Total aggregated derivative balance	$(6,095)	$15,424

We have recorded net losses (gains) related to coal sales and purchase contracts that did not qualify for the NPNS exception in the Consolidated Statements of Income under the caption Gain on derivative instruments.

	For the three months ended
	March 31,
	2011	2010
	(In Thousands)
Unrealized losses (gains) on outstanding contracts	$21,520	$(28,017)
Realized gains due to settlements on existing contracts	(3,160)	(8,436)
Loss (Gain) on derivative instruments	$18,360	$(36,453)

(16)	Fair Value

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

	March 31, 2011
	(In Thousands)
Assets	Level 1	Level 2	Level 3	Total
Fixed income securities
U.S. Treasury securities	$11,659	$-	$-	$11,659
Money market funds
U.S. Treasury money market fund	14,399	-	-	14,399
Other money market funds	267,000	-	-	267,000
Total	$293,058	$-	$-	$293,058

Liabilities
Derivative instruments	$-	$6,095	$-	$6,095
Total	$-	$6,095	$-	$6,095

	December 31, 2010
	(In Thousands)
Assets	Level 1	Level 2	Level 3	Total
Fixed income securities
U.S. Treasury securities	$11,645	$-	$-	$11,645
Certificates of deposit	50,061	-	-	50,061
Money market funds
U.S. Treasury money market fund	20,399	-	-	20,399
Other money market funds	216,362	-	-	216,362
Derivative instruments	-	15,424	-	15,424
Total	$298,467	$15,424	$-	$313,891

Fixed income securities and money market funds

All fixed income securities are deposits, consisting of obligations of the U.S. Treasury, supporting various regulatory obligations.  All investments in money market funds are cash equivalents or deposits pledged as collateral and are invested in prime money market funds and Treasury-backed funds.  Included in the money market funds at March 31, 2011 and December 31, 2010 are $58.2 million of funds pledged as collateral to support $59.4 million of outstanding letters of credit.  See Note 5 to the Notes to Consolidated Financial Statements for more information on deposits.

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

Long-term debt: The fair values of long-term debt are estimated using the most recent market prices quoted on or before March 31, 2011.

The carrying amounts and fair values of these financial instruments are presented in the table below.  The carrying value of the 3.25% Notes reflected in Long-term debt in the table below reflects the full face amount of $659.1 million, which is reflected net of discount in the Consolidated Balance Sheets.

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Short-term debt	$9,672	$9,672	$12,327	$12,327
Long-term debt	$1,428,710	$1,524,498	$1,419,063	$1,419,627

(17)	Contingencies

West Virginia Flooding

Since August 2004, five of our subsidiaries have been sued in six civil actions filed in the Circuit Courts of Boone, McDowell, Mingo, Raleigh, Summers and Wyoming Counties, West Virginia, for alleged property damages and personal injuries arising out of flooding on or about May 2, 2002.  These complaints covered approximately 350 plaintiffs seeking unquantified compensatory and punitive damages from approximately 35 defendants.  Of these cases two were dismissed by the court without prejudice for failure to prosecute, two were dismissed by plaintiffs voluntarily and with prejudice, and one was settled for a nominal amount.  Only the Mingo County case comprised of four plaintiffs and 34 defendants remains active.

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

The West Virginia Supreme Court issued an administrative order transferring the cases to the Mass Litigation Panel.  Mediation of all pending suits was held on February 22-23, 2011 in Charleston, West Virginia.  The mediation resulted in the final settlement of all medical monitoring claims and disposed of Plaintiffs’ earlier challenge of the prior medical monitoring settlement.  The medical monitoring claims will be paid by insurance proceeds.  No other claims were resolved.  The Mass Litigation Panel has randomly selected seven civil actions consisting of seventeen plaintiffs for the First Trial Group which is scheduled for August 1, 2011 in Wheeling, West Virginia.

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

During the first quarter of 2011, we received notice of a suit from a plaintiff regarding whether or not a binding contract existed for the sale of coal, which coal the plaintiff had planned to broker to a third party in 2008.  The suit asks that we reimburse plaintiff for an $18 million court judgment against plaintiff awarded to the third party.  We do not believe that a binding sales contract was reached and currently believe that we have strong defenses and, therefore, have not recorded an accrual for this matter because we do not believe a loss is probable. It is reasonably possible that our judgment regarding this matter could change in the near term, resulting in the recording of a material loss that would affect our operating results and financial position.

Separately, we are currently in litigation with one customer regarding whether or not binding contracts for the sale of coal were reached.  We maintain that this customer improperly terminated a signed, higher-priced contract; the customer argues that it was only required to purchase coal under a purported agreement reached by email. On February 12, 2010, we received a decision from an arbitration panel awarding this customer $10.5 million on the grounds that the purported agreement by email was valid and that the higher-priced contract was invalid.  We believed that the arbitration panel’s decision as to the validity of the higher-priced contract was beyond the panel’s jurisdiction of the award, which amounts to $8.2 million, and challenged that decision in federal court.  On June 2, 2010, the federal court rejected our challenge.  We are appealing this matter to the United States Court of Appeals for the Fourth Circuit (the "Fourth Circuit Court").  Oral argument before the Fourth Circuit Court is scheduled for May 10, 2011.  While we will vigorously pursue this appeal, the amount of the judgment is fully accrued in Other current liabilities at March 31, 2011.  We have paid $2.3 million for the award relating to the panels’ decision that the agreement by email was valid, but have not yet paid the portion of the award under appeal.

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

Upper Big Branch Mine

On April 5, 2010, an accident occurred at the UBB mine, tragically resulting in the deaths of 29 miners and seriously injuring two others.  The Federal Mine Safety and Health Administration (“MSHA”) and the State of West Virginia have undertaken a joint investigation into the cause of the UBB tragedy.  We also have commenced our own investigation.  We believe these investigations will continue for the foreseeable future, and we cannot provide any assurance as to their outcome, including whether we become subject to possible criminal and civil penalties or enforcement actions. Additionally, the U.S. Attorney for the Southern District of West Virginia has commenced a grand jury investigation. In order to accommodate these investigations, the UBB mine will be closed for an extended period of time, the length of which we cannot predict at this time.  The Company has recently sought permission to close the UBB mine; regulatory authorities have not yet granted such permission.  The Company believes that it can construct another portal and access reserves previously accessed by the UBB mine, but it has not yet received this permission from regulatory authorities.  We self-insure the underground mining equipment, including the longwalls at the UBB mine.  We do not currently carry business interruption insurance for the UBB mine.  We have third-party general liability insurance coverage that applies to litigation risk, which coverage we believe applies to litigation stemming from the UBB tragedy.

While updated analyses will continue in future periods, we have recorded our best estimate of probable losses related to this matter.  The most significant components of these losses related to: the benefits being provided to the families of the fallen miners, costs associated with the rescue and recovery efforts, possible legal and other contingencies, and asset impairment charges.  We have recorded a $78 million liability in Other current liabilities at March 31, 2011, which represents our best estimate of the probable loss related to potential future litigation settlements associated with the UBB tragedy.  Thirteen of the families have filed wrongful death suits against us, while eight families have signed agreements to settle their claims (five of which have been finalized after receiving the required judicial approval).  In addition, four employees have filed lawsuits against us alleging emotional distress or personal injuries due to their proximity to the explosion.   Insurance recoveries related to our general liability insurance policy that are deemed probable and that are reasonably estimable have been recognized in the Consolidated Statements of Income to the extent of the related losses, less applicable deductibles.  Such recognized recoveries for litigation settlements associated with the UBB tragedy totaled $78 million and are included in Trade and other accounts receivable at March 31, 2011.

Given the uncertainty of the outcome of current investigations, including whether we become subject to possible civil penalties or enforcement actions, it is possible that the total costs incurred related to this tragedy could exceed our current estimates.  As of March 31, 2011, we believe that the reasonably possible aggregate loss related to these claims in excess of amounts currently recorded cannot be estimated.  It is possible, however, that the ultimate liabilities in the future with respect to these claims, in the aggregate, may be material.  We will continue to review the amount of any necessary accruals, potential asset impairments, or other related expenses and record the charges in the period in which the determination is made and an adjustment is required.

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

In the non-selenium case, we have argued that the alleged violations are contemplated by an existing consent decree with the United States government and should not be the subject of a new lawsuit, but the Southern District Court has allowed the case to progress.  In the selenium case, we have argued that the limits on selenium concentrations in our discharges have been stayed by an order of the West Virginia Environmental Quality Board and therefore cannot be the subject of a Clean Water Act case until after those limits become effective. The plaintiffs have nonetheless filed a motion for summary judgment in the selenium case, arguing that we are in violation of our permit limits despite the stays. Recently, the federal court ruled that the stays issued by the Environmental Quality Board were ineffective.  The plaintiffs have also filed reports of experts contending that our subsidiaries should have commenced construction on selenium treatment units in October 2008.  They claim that the failure to do so has saved our subsidiaries over $100 million and asked the Southern District Court to require us to install selenium treatment systems and to impose a penalty that recoups all of the savings realized by the alleged non-compliance.  We strongly disagree with plaintiffs’ position and while we do not expect the resolution of this matter to have a material impact on our cash flows, results of operations or financial condition it is possible that the ultimate liabilities in the future with respect to these claims, in the aggregate, may be material.

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

* * * * * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We have based any forward-looking statements we have made on our current expectations and assumptions about future events and circumstances that are subject to risks, uncertainties and contingencies that could cause results to differ materially from those discussed in the forward-looking statements, including, but not limited to:

(i)	our cash flows, results of operations or financial condition;
(ii)	the impact of the Upper Big Branch ("UBB") mine tragedy;
(iii)	the successful completion of acquisition, disposition or financing transactions and the effect thereof on our business;
(iv)	our ability to successfully integrate the operations we acquire, including as a result of the acquisition of Cumberland Resources Corporation and certain affiliated entities ("Cumberland");
(v)	governmental policies, laws, regulatory actions and court decisions affecting the coal industry or our customers’ coal usage;
(vi)	legal and administrative proceedings, settlements, investigations and claims and the availability of insurance coverage related thereto;
(vii)	inherent risks of coal mining beyond our control, including weather and geologic conditions or catastrophic weather-related damage;
(viii)	inherent complexities make it more difficult and costly to mine in Central Appalachia than in other parts of the United States;
(ix)	our production capabilities to meet market expectations and customer requirements;
(x)	our ability to obtain coal from brokerage sources or contract miners in accordance with their contracts;
(xi)	our ability to obtain and renew permits necessary for our existing and planned operations in a timely manner;
(xii)	the cost and availability of transportation for our produced coal;
(xiii)	our ability to expand our mining capacity;
(xiv)	our ability to manage production costs, including labor costs;
(xv)	adjustments made in price, volume or terms to existing coal supply agreements;
(xvi)	the worldwide market demand for coal, electricity and steel;
(xvii)	environmental concerns related to coal mining and combustion and the cost and perceived benefits of alternative sources of energy such as natural gas and nuclear energy;
(xviii)	competition among coal and other energy producers, in the United States and internationally;
(xix)	our ability to timely obtain necessary supplies and equipment;
(xx)	our reliance upon and relationships with our customers and suppliers;
(xxi)	the creditworthiness of our customers and suppliers;
(xxii)	our ability to attract, train and retain a skilled workforce to meet replacement or expansion needs;
(xxiii)	our assumptions and projections concerning economically recoverable coal reserve estimates;
(xxiv)	our failure to enter into anticipated new contracts;
(xxv)	future economic or capital market conditions;
(xxvi)	foreign currency fluctuations;
(xxvii)	the availability and costs of credit, surety bonds and letters of credit that we require;
(xxviii)	the lack of insurance against all potential operating risks;
(xxix)	our assumptions and projections regarding pension and other post-retirement benefit liabilities;
(xxx)	our interpretation and application of accounting literature related to mining specific issues;
(xxxi)	the successful implementation of our strategic plans and objectives for future operations and expansion or consolidation;
(xxxii)	the ability to obtain regulatory approvals of the proposed merger (the "Merger") with Alpha Natural Resources, Inc. ("Alpha") on the proposed terms and schedule;
(xxxiii)	the failure of our stockholders or Alpha's stockholders to approve the transactions contemplated by the Merger;
(xxxiv)	the outcome of pending or potential litigation related to the Merger;
(xxxv)	the risk that the combined businesses of Massey and Alpha will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;
(xxxvi)	uncertainty of the expected financial performance of Alpha following completion of the Merger;
(xxxvii)	Alpha’s ability to achieve the cost savings and synergies contemplated by the Merger within the expected time frame;
(xxxviii)	uncertainty of the effect of the Merger on relationships with customers, employees or suppliers;
(xxxix)
the calculations of, and factors that may impact the calculations of, the acquisition price in connection with the Merger and the allocation of such acquisition price to the net assets acquired in accordance with applicable accounting rules and methodologies; and

(xxxx)	the diversion of management's time and attention from our ongoing business during the time period leading up to the Merger.

We are including this cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us.  Any forward-looking statements should be considered in context with the various disclosures made by us about our businesses in our public filings with the SEC, including without limitation the risk factors more specifically described in Part II Item 1A.  Risk Factors of this Quarterly Report on Form 10-Q and in Part I Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We reported a net loss for the first quarter of 2011 of ($7.7) million, or ($0.07) per diluted share, compared to net income of $33.6 million, or $0.39 per diluted share, for the first quarter of 2010.  The first quarter of 2011 results included a loss on derivative instruments of ($18.4) million ($21.5 million of unrealized losses primarily due to certain contracts identified in the first quarter that no longer qualified for the normal purchase normal sale (“NPNS”) exception that are now accounted for at fair value less $3.2 million of realized gains due to settlements on existing purchase and sales contracts).  The first quarter of 2010 results included a gain on derivative instruments of $36.5 million.  Additionally, in the first quarter of 2010, we received $9.1 million in insurance proceeds, resulting in a $5.8 million pre-tax gain on insurance recovery related to the Bandmill preparation plant fire property insurance claim.

Produced tons sold were 10.3 million in the first quarter of 2011, compared to 8.5 million in the first quarter of 2010. We produced 10.3 million and 8.5 million tons in the first quarters of 2011 and 2010, respectively.  Shipments of utility coal increased by 37% in the quarter compared to the same period a year ago and represented 69% of total tons shipped compared to 61% of the total in the first quarter 2010. Exports increased from 1.7 million tons in the first quarter of 2010 to 2.3 million tons in the first quarter of 2011. The increase in export shipments was driven by strong overseas demand for metallurgical coal.

During the first quarter of 2011, Produced coal revenue increased by 45% compared to the first quarter of 2010, reflecting improved pricing for all grades of coal sold, led by a 53% increase in the average sales price of metallurgical coal shipped in the quarter.  Prices for utility coal shipped in the quarter increased by 12 percent compared to the first quarter of 2010.  Our average Produced coal revenue per ton sold in the first quarter of 2011 increased to $80.96 compared to $67.38 in the first quarter of 2010. Our average Produced coal revenue per ton for metallurgical tons sold increased from $84.30 in the first quarter of 2010 to $129.08 in the first quarter of 2011.

Our Average cash cost per ton sold (see Note 1 below) was $66.04, compared to $55.38 in the previous year’s first quarter. The increase was due largely to higher fixed cost absorption on lower than planned production.  Additional drivers of higher cash cost per ton include higher sales related costs related to higher average sales prices, and higher costs for labor and mining supplies.

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

The consummation of the Merger is subject to certain conditions, including (i) the adoption by our stockholders of the Merger Agreement and (ii) the approval by the Alpha stockholders of (x) an amendment to Alpha’s certificate of incorporation to increase the number of shares of Alpha common stock that Alpha is authorized to issue in order to permit issuance of the Alpha common stock in connection with the Merger and (y) the issuance of Alpha common stock in connection with the Merger.  In addition, the Merger is subject to the HSR Act, as well as other customary closing conditions.  Approval under the HSR Act has been received.

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

The SEC has declared effective the Form S-4 Registration Statement concerning the agreement and plan of merger between Alpha and Massey.  In connection with the Merger, a definitive joint proxy statement/prospectus has been mailed to our stockholders on or about April 29, 2011. The close of business on April 27, 2011 is the record date for determining the holders of common stock that will be entitled to notice of and to vote at each of Alpha’s and Massey’s respective special meetings of stockholders regarding the Merger and any adjournment of the special meetings.  Each of Alpha and Massey intend to hold their respective special meetings of stockholders on June 1, 2011. If the Alpha and Massey stockholders approve the Merger-related proposals at their respective special meetings, then, subject to certain other customary closing conditions, Alpha and Massey expect to close the Merger promptly after the special meetings on June 1, 2011.

STOCKHOLDERS ARE URGED TO READ THE JOINT PROXY STATEMENT/PROSPECTUS (INCLUDING ALL AMENDMENTS AND SUPPLEMENTS THERETO) AND OTHER DOCUMENTS RELATING TO THE MERGER FILED WITH THE SEC, BECAUSE THEY CONTAIN IMPORTANT INFORMATION ABOUT THE MERGER.  You may obtain a copy of the joint proxy statement/prospectus and other related documents filed by Alpha and Massey with the SEC regarding the proposed merger as well as other filings containing information, free of charge, through the web site maintained by the SEC at www.sec.gov, by directing a request to Alpha’s Investor Relations department at Alpha Natural Resources, Inc., One Alpha Place, P.O. Box 2345, Abingdon, Virginia 24212, Attn: Investor Relations, to D.F. King & Co., Inc., 48 Wall Street, 22nd Floor, New York, New York  10005 or to Massey’s Investor Relations department at, (804) 788 - 1824 or by email to Investor@masseyenergyco.com.  Copies of the joint proxy statement/prospectus and the filings with the SEC that are incorporated by reference in the joint proxy statement/prospectus can also be obtained, without charge, from Alpha’s website at www.alphanr.com under the heading “Investor Relations” and then under the heading “SEC Filings” and Massey’s website at www.masseyenergyco.com under the heading “Investors” and then under the heading “SEC Filings”.

Alpha, Massey and their respective directors, executive officers and certain other members of management and employees may be deemed to be participants in the solicitation of proxies in favor of the Merger.  Information regarding the persons who may, under the rules of the SEC, be considered participants in the solicitation of proxies in favor of the Merger is set forth in the definitive joint proxy statement/prospectus filed with the SEC.  You can find information about Alpha’s directors and executive officers in Alpha’s definitive proxy statement filed with the SEC on April 1, 2011.  You can find information about Massey’s directors and executive officers in Amendment No. 1 to Massey’s annual report on Form 10-K filed with the SEC on April 19, 2011. You can obtain free copies of these documents from us.

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

	Three Months Ended March 31,
	2011	2010
	(In Millions, Except Per Ton Amounts)
Total costs and expenses	$934.3	$621.8
Less: Freight and handling costs	84.4	74.3
Less: Cost of purchased coal revenue	15.8	20.6
Less: Depreciation, depletion and amortization	97.2	64.5
Less: Selling, general and administrative	27.3	28.1
Less: Other expense	0.8	0.9
Less: Loss (Gain) on derivative instruments	18.4	(36.5)
Less: UBB Charge(a)	12.4	-
Average cash cost	$678.0	$469.9
Average cash cost per ton	$66.04	$55.38

(a) The three months ended March 31, 2011, includes pre-tax charges of $12.4 million in Cost of produced coal revenue associated with the tragic accident at the UBB mine that occurred in April 2010 (see Note 17 to the Notes to Consolidated Financial Statements for further discussion).

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Revenues

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)	% Increase (Decrease)
	(In Thousands)
Revenues
Produced coal revenue	$831,301	$571,802	$259,499	45%
Freight and handling revenue	84,370	74,289	10,081	14%
Purchased coal revenue	15,951	19,465	(3,514)	-18%
Other revenue	18,134	23,083	(4,949)	-21%
Total revenues	$949,756	$688,639	$261,117	38%

The following is a breakdown by market served of the changes in produced tons sold and average produced coal revenue per ton sold for the first quarter of 2011, compared to the first quarter of 2010:

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)	% Increase (Decrease)
	(In Millions, Except Per Ton Amounts)

Produced tons sold:
Utility	7.1	5.2	1.9	37%
Metallurgical	2.3	2.4	(0.1)	-4%
Industrial	0.9	0.9	0.0	0%
Total	10.3	8.5	1.8	21%

Produced coal revenue per ton sold:
Utility	$66.23	$58.88	$7.35	12%
Metallurgical	$129.08	$84.30	$44.78	53%
Industrial	$71.32	$70.90	$0.42	1%
Weighted average	$80.96	$67.38	$13.58	20%

Total produced tons sold during the first quarter of 2011 increased by 21% compared to the first quarter of 2010.  The increase was driven primarily by shipments of utility coal, which increased during the first quarter of 2011 primarily as a result of contracts assumed in the Cumberland acquisition in April 2010.  Shipments of metallurgical and industrial coal were relatively flat when comparing the first quarter of 2011 to the first quarter of 2010.  The weighted average per ton sales price for our coal increased 20% in the first quarter of 2011 compared to the first quarter of 2010, which was the result of improving market prices.

Freight and handling revenue increased in the first quarter of 2011, compared to the same period in 2010, due primarily to the increase in export tons shipped of 2.3 million in the first quarter of 2011, compared to 1.7 million in the first quarter of 2010.

Purchased coal revenue decreased in the first quarter of 2011, compared to the same period in 2010, primarily due to a decrease in purchased tons sold to 0.1 million in the first quarter of 2011, from 0.3 million in the first quarter of 2010, partially offset by an increase in purchased coal revenue per ton to $147.23 in the first quarter of 2011, from $70.04 in the first quarter of 2010.

Other revenue includes refunds on railroad agreements, royalties related to coal lease agreements, gas well revenue, gains on the sale or exchange of non-strategic assets and reserve exchanges, joint venture revenue and other miscellaneous revenue. Other revenue for the first quarter of 2010 included a $5.8 million pre-tax gain on insurance recovery related to the Bandmill preparation plant fire property insurance claim.

Costs

	Three Months Ended March 31,
			Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
	(In Thousands)
Costs and expenses
Cost of produced coal revenue	$690,408	$469,936	$220,472	47%
Freight and handling costs	84,370	74,289	10,081	14%
Cost of purchased coal revenue	15,832	20,623	(4,791)	-23%
Depreciation, depletion and amortization, applicable to:
Cost of produced coal revenue	86,002	64,207	21,795	34%
Selling, general and administrative	11,270	262	11,008	n/a
Selling, general and administrative	27,274	28,109	(835)	-3%
Other expense	800	871	(71)	-8%
Loss (gain) on derivative instruments	18,360	(36,453)	54,813	n/a
Total costs and expenses	$934,316	$621,844	$312,472	50%

Cost of produced coal revenue increased primarily due to increased volume of produced tons sold from 8.5 million in the first quarter of 2010, to 10.3 million in the first quarter of 2011.  There was also an increase in Cost of produced coal revenue on a per ton basis due primarily to higher fixed cost absorption on lower than planned production. Additional drivers of the increase in cash cost per ton included higher sales related costs related to higher average sales prices, and higher costs for labor and mining supplies.

Freight and handling costs increased in the first quarter of 2011, compared to the same period in 2010, due primarily to the increase in export tons shipped of 2.3 million in the first quarter of 2011, compared to 1.7 million in the first quarter of 2010.

Cost of purchased coal revenue decreased in the first quarter of 2011, compared to the same period in 2010, primarily due to a decrease in purchased tons sold to 0.1 million in the first quarter of 2011, from 0.3 million in the first quarter of 2010, which was offset by an increase in market prices paid for purchased coal.

Depreciation, depletion and amortization applicable to Cost of produced coal revenue increased in the first quarter of 2011, compared to the same period in 2010, primarily due to the addition of the operations from the Cumberland acquisition in April 2010. Depreciation, depletion and amortization applicable to Selling, general and administrative increased in 2011, compared to 2010 as a result of amortization expense recorded on coal sales contracts acquired as part of the acquisition of Cumberland, (see Note 3 to the Notes to Consolidated Financials for further discussion).

Selling, general and administrative expense was lower in the first quarter of 2011, compared to the first quarter of 2010, due to lower compensation accruals in 2011, offset by the addition of transaction costs associated with the Merger (see Note 2 to the Notes to the Consolidated Financials for further discussion).

Loss (Gain) on derivative instruments of ($18.4) million represents $21.5 million of unrealized losses primarily due to certain contracts identified in the first quarter that no longer qualified for the NPNS exception that are now accounted for at fair value less $3.2 million of realized gains due to settlements on existing purchase and sales contracts.  The first quarter of 2010 results included a gain on derivative instruments of $36.5 million (see Note 15 to the Notes to Consolidated Financial Statements for further discussion).

Interest Expense

Interest expense includes $5.2 million and $4.8 million of non-cash interest expense for the amortization of the discount of our 3.25% Notes for the first quarter of 2011 and 2010, respectively (see Note 8 to the Notes to Consolidated Financial Statements for further discussion).

Gain on short-term investment

Gain on short-term investment reflects the difference between our book value in the Reserve Primary Fund (“Primary Fund”) and total distributions received from the fund.  During January 2010, we received a distribution from the Primary Fund in the amount of $14.6 million.

Income Taxes

Our effective tax rate is sensitive to changes in estimates of annual pre-tax earnings and percentage depletion. The slight increase in the effective tax rate from the first quarter of 2010 to the first quarter of 2011 is primarily the result of differences in pre-tax income, the impact of percentage depletion and projected changes in deferred taxable and deductible differences. Also impacting the 2010 income tax rate was a $2.6 million charge related to the reduction in the tax benefit available to us as a result of the Patient Protection and Affordable Care Act signed into law in March 2010.

Liquidity and Capital Resources

At March 31, 2011, our available liquidity was $403.5 million, comprised of Cash and cash equivalents of $280.7 million and $122.8 million of availability from our asset-based revolving credit facility (“ABL”).  Our total debt-to-book capitalization ratio was 42.41% at March 31, 2011.

Our Debt was comprised of the following:

	March 31, 2011	December 31, 2010
	(In Thousands)

6.875% senior notes due 2013, net of discount of $2,346 and $2,538, respectively	$757,654	$757,462
3.25% convertible senior notes due 2015, net of discount of $107,532 and $112,740, respectively	551,531	546,323
2.25% convertible senior notes due 2024	9,647	9,647
Capital lease obligations	91	2,747
Total debt	1,318,923	1,316,179
Amounts due within one year	(9,672)	(12,327)
Total long-term debt	$1,309,251	$1,303,852

We believe that we are currently in compliance with our debt covenants.

As a result of the announcement of a June 1, 2011 expected closing date for the Merger, on May 2, 2011 the 3.25% Notes became convertible at the option of each of the holders into consideration in (a) an amount up to 100% of the 3.25% Notes’ principal amount payable in cash, plus (b) the excess of such amount, if any, payable, at our option, in cash, stock or a combination of cash and stock (collectively “Conversion Property”).  The 3.25% Notes are convertible into Conversion Property equal to 11.4542 shares of Common Stock (or, after the Merger, of Reference Property, as defined in the Indenture) per $1,000 principal amount of the 3.25% Notes.  The conversion period will remain open, at a minimum, until July 2, 2011, unless notice is provided that the Merger will not occur, and may be extended under certain circumstances.

The 2.25% Notes became callable by us at par as of April 6, 2011.  On May 2, 2011, we issued a redemption notice to the holders of the 2.25% Notes, with redemption subject to certain conditions set forth in the redemption notice, redeemable on June 1, 2011 (“Redemption Date”) subject to certain conditions, including the consummation of the Merger.  The holders of the 2.25% Notes can convert their notes into shares of Common Stock up until the close business on May 31, 2011. If all of the 2.25% Notes outstanding at March 31, 2011 are converted prior to the Redemption Date, we will have to issue 287,113 shares of Common Stock.

On May 4, 2011, in connection with the Merger, Alpha announced that it commenced a cash tender offer for any and all of our outstanding 6.875% Notes (the "Tender Offer").  The Tender Offer is conditioned upon satisfaction or waiver of certain conditions, including the closing of the Merger and the consummation of an offering by Alpha of one or more series of its senior notes, the net proceeds of which are sufficient to purchase the 6.875% Notes tendered in the Tender Offer.  The complete terms and conditions of the Tender Offer are set forth in the Offer to Purchase and related Letter of Transmittal that were issued by Alpha in connection with the Tender Offer.

Cash Flow

Net cash provided by operating activities was $40.1 million for the three months ended March 31, 2011 compared to $77.2 million for the three months ended March 31, 2010. Cash provided by operating activities reflects Net income adjusted for non-cash charges and changes in working capital requirements.

Net cash utilized by investing activities was $94.0 million and $31.4 million for the three months ended March 31, 2011 and 2010, respectively. The cash used in investing activities reflects capital expenditures in the amount of $100.8 million and $56.1 million for the three months ended March 31, 2011 and 2010, respectively. These capital expenditures are for replacement of mining equipment, the expansion of mining and shipping capacity, projects to improve the efficiency of mining operations and for compliance with safety regulations.  The three months ended March 31, 2010 also includes $9.1 million of proceeds from insurance recoveries.

Net cash provided by financing activities was $7.4 million and $451.4 million for the three months ended March 31, 2011 and 2010, respectively.  Cash provided by financing activities primarily reflects cash generated from stock options exercised, payments for capital leases, and payments for dividends.  Cash provided by financing activities for the three months ended March 31, 2010 also includes a registered underwritten public equity offering, resulting in proceeds to us of $466.8 million, net of fees, partially offset by the repayment of our 6.625% Notes of $21.9 million.

We believe that cash on hand, cash generated from operations and our borrowing capacity will be sufficient to meet our working capital requirements, scheduled debt payments, potential share repurchases and debt repurchases, anticipated dividend payments, expected settlements of outstanding litigation, anticipated capital expenditures and costs related to the Upper Big Branch (“UBB”) mine tragedy (see Note 17 to the Notes to Consolidated Financial Statements), including any increased premiums for insurance, any claims that may be asserted against us and other expenses that are not covered, in whole or in part, by our insurance policies, for at least the next twelve months. Nevertheless, our ability to satisfy our debt service obligations, repurchase shares and debt, pay dividends, pay settlements or judgments in respect of pending litigation, fund planned capital expenditures or pay the costs related to the UBB tragedy, will substantially depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry, debt covenants and financial, business and other factors, some of which are beyond our control.

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

Certain Trends and Uncertainties

In addition to trends and uncertainties set forth below, please refer to “Certain Trends and Uncertainties” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, of our Annual Report on Form 10-K for the year ended December 31, 2010, for a discussion of certain trends and uncertainties that may impact our business.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements including guarantees, operating leases, indemnifications, and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. Liabilities related to these arrangements are not reflected in the Consolidated Balance Sheets, and, except for the operating leases, we do not expect any material impact on our cash flows, results of operations or financial condition to result from these off-balance sheet arrangements.

From time to time we use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations. At March 31, 2011, we had $135.4 million of letters of credit outstanding of which $58.2 million was collateralized by $59.4 million of cash deposited in restricted, interest bearing accounts pledged to issuing banks and $77.2 million was issued under our ABL. No claims were outstanding against those letters of credit as of March 31, 2011.

We use surety bonds to secure reclamation, workers’ compensation, wage payments and other miscellaneous obligations. As of March 31, 2011, we had $373.2 million of outstanding surety bonds. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $352.1 million and other miscellaneous obligation bonds of $21.1 million. Outstanding surety bonds of $46.9 million are secured with letters of credit.

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

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarterly period ended March 31, 2011, are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2010, for a discussion of our critical accounting estimates and assumptions.

Item 3:  Quantitative and Qualitative Discussions About Market Risk

In addition to quantitative and qualitative discussions about market risk set forth below, please refer to Item 7A. Quantitative and Qualitative Discussions About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2010, for a discussion of certain market risk factors, which may impact our business.

Our derivative contracts that do not qualify for NPNS designation give rise to commodity price risk, which represents the potential gain or loss that can be caused by an adverse change in the price of coal. See Note 15 to the Notes to Consolidated Financial Statements for further discussion of our derivatives. The outstanding purchase and sales contracts at March 31, 2011, that are accounted for as derivative instruments, are summarized as follows:

	Price Range	Tons Outstanding	Delivery Period
Purchase Contracts	$65.50-$67.00	765,000	04/01/2011-12/31/2011
Sales Contracts	$61.50-$105.00	2,519,000	04/01/2011-06/30/2012

As of March 31, 2011, a hypothetical increase of 10% in the forward market price would result in an additional fair value loss recorded for these derivative instruments of $13.7 million.  A hypothetical decrease of 10% in the forward market price would result in a fair value gain recorded for these derivative instruments of $13.7 million.

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

There has been no change in our internal control over financial reporting during the three months ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Derivative Litigation and Related Class Action Litigation Arising out of the Merger

A number of purported stockholders have brought lawsuits derivatively on behalf of Massey, in West Virginia and Delaware state courts, in connection with the April 5, 2010, tragedy at UBB and related claims.  In addition, the purported stockholders who brought lawsuits derivatively on behalf of Massey in Delaware state court also now assert class claims allegedly arising out of the proposed Merger between Massey and Alpha.

On January 10, 2011, Helene Hutt, Sandy Taylor, NJBL. IUOE and LAMPERS (the “Delaware Plaintiffs”) filed a Verified Shareholder Consolidated Derivative Complaint, alleging that certain current and former Massey directors and officers breached their fiduciary duties by failing to monitor and oversee Massey’s employees, which failure allegedly resulted in fines against Massey and in the explosion at UBB, and by wasting corporate assets by paying allegedly excessive and inflated amounts to former Chairman Blankenship as part of his retirement package.  The Delaware Plaintiffs seek (1) an award against each defendant for restitution and/or compensatory damages, plus pre-judgment interest; (2) removal of former Chairman Blankenship from his position as a Company consultant; (3) an order establishing a litigation trust to preserve the claims asserted in the complaint in the event of a sale, merger, reorganization or any other extraordinary transaction sufficient to eliminate the shareholder plaintiffs’ derivative standing to pursue those claims; and (4) an award of costs, disbursements and reasonable allowances for fees incurred in this action.

On January 31, 2011, the Delaware Plaintiffs filed a motion for leave to amend their Verified Shareholder Consolidated Derivative Complaint, seeking leave to add factual allegations concerning the terms of and process leading to the proposed merger between Massey and Alpha (the “Proposed Transaction”) and to add class action claims challenging the board of directors’ alleged breaches of fiduciary duty in agreeing to the Proposed Transaction, as well as Alpha’s, and Alpha’s subsidiary created for the purposes of effecting the transaction, Merger Sub alleged aiding and abetting of those alleged breaches.

On February 4, 2011, the Delaware Plaintiffs filed a motion seeking a preliminary injunction or, in the alternative, a permanent injunction following an expedited trial, enjoining the defendants from consummating the Proposed Transaction and seeking an order creating a litigation trust to preserve their derivative claims in the event the Proposed Transaction was consummated.  In connection with this motion, the Delaware Plaintiffs, also on February 4, 2011, filed a motion for expedited proceedings.

On February 7, 2011, purported Massey stockholder Richard Silverman (“Silverman”) filed, on behalf of a proposed class of Massey stockholders, a verified class action complaint for breach of fiduciary duty (the “Silverman Action”).  Silverman alleged that the directors breached their fiduciary duties of loyalty, good faith, and independence by (1) failing to take steps to maximize the value of Massey to its public stockholders and by taking steps to avoid competitive bidding; (2) failing to properly value Massey; and (3) ignoring or not protecting against alleged conflicts of interest resulting from the directors’ interrelationships or connection with the Proposed Transaction.  Silverman also alleged that Alpha, Massey and Merger Sub aided and abetted the directors’ breaches of their fiduciary duties.  Silverman requested that the court (1) declare that the action is a class action and certify Silverman as the class representative and his counsel as class counsel; (2) enjoin, preliminary and permanently, the Proposed Transaction; (3) rescind or award to Silverman and the proposed class recissory damages, in the event the Proposed Transaction is consummated prior to the entry of the court’s final judgment; (4) direct defendants to account to Silverman and the other members of the proposed class for all damages caused by them and account for all profits and any special benefits obtained as a result of their breaches of their fiduciary duties; and (5) award to Silverman the costs of the action, including a reasonable allowance for the fees and expenses of Silverman’s attorneys and experts.

By order dated February 9, 2011, the court ordered that the Silverman Action be consolidated with the Consolidated Delaware Action.

On February 14, 2011, purported Massey stockholder Brian Goe (“Goe”) filed, on behalf of a class of Massey stockholders, a class action complaint (the “Goe Action”).  Goe alleged that the Massey directors violated their fiduciary duties of care and loyalty in connection with the Proposed Transaction by (1) failing to properly value the Company; (2) failing to take steps to maximize the Company’s value to its public stockholders; and (3) agreeing to terms in the merger agreement and other terms that favor Alpha and deter alternative bids.  Goe also alleged that Alpha and Merger Sub aided and abetted the directors’ alleged breaches of their fiduciary duties.  Goe requested that the court (1) declare that the action is properly maintainable as a class action; (2) enjoin defendants, their agents, counsel, employees and all persons acting in concert with them from consummating the Proposed Transaction with Alpha, unless and until the Company adopts and implements a procedure or process to obtain the highest possible price for stockholders; (3) impose a constructive trust, in favor of Goe, upon any benefits improperly received by defendants as a result of their wrongful conduct; and (4) award to Goe the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees.

By order dated February 24, 2011, the court ordered that the Goe Action be consolidated with the Consolidated Delaware Action.

On February 25, 2011, defendants moved to dismiss the Verified Shareholder Consolidated Derivative Complaint.

On March 1, 2011, an office conference was held before the court to discuss, among other things, the Delaware Plaintiffs’ motions to amend and expedite.  The court stated that it would grant the Delaware Plaintiffs’ motion for leave to amend and deny without prejudice their motion to expedite.  The court further stated that the Delaware Plaintiffs may commence discovery, including depositions, with respect to the class claims raised in their proposed second amended complaint.  Defendants’ February 25 motion to dismiss was deemed withdrawn in light of the court’s grant of leave to amend.  On March 9, 2011, the court entered the agreed Order Implementing March 1, 2011 Rulings.

On March 11, 2011, the Delaware Plaintiffs filed their Verified Shareholder Second Amended Derivative and Class Action Complaint, repeating the allegations contained in the Verified Shareholder Consolidated Derivative Complaint, described above, and further alleging that Massey’s directors breached their fiduciary duties by agreeing to the Proposed Transaction to eliminate their potential liability on the derivative claims asserted in the complaint and by failing to secure the best price possible in the Proposed Transaction; by failing to secure any downside protection (in the form of a “collar”) for the merger consideration, which is primarily Alpha stock; and by agreeing to deal protection provisions (specifically, a “no shop” provision, matching rights and a $251 million termination fee) that allegedly virtually eliminate the possibility of a proposal superior to Alpha’s.  The Delaware Plaintiffs further allege that Alpha and Merger Sub aided and abetted the directors’ alleged breaches of their fiduciary duties.  The Delaware Plaintiffs seek an order (1) declaring that the derivative counts of this action properly maintainable as a derivative action; (2) declaring that the class action counts of this action are properly maintainable as a class action; (3) ordering each of the defendants to pay restitution and/or compensatory damages in favor of Massey and/or in favor of the class, plus pre-judgment interest; (4) removing Mr. Blankenship from his consulting position; (5) enjoining the consummation of the merger; (6) establishing a litigation trust to preserve the derivative claims asserted in the complaint; and (7) awarding plaintiffs their costs and disbursements and reasonable allowances for fees of plaintiffs’ counsel and experts and reimbursement of expenses.

On April 18, 2011, defendants moved to dismiss the Verified Shareholder Second Amended Derivative and Class Action Complaint.

On April 19, 2011, the court set a hearing date of May 26, 2011 for the Delaware Plaintiffs’ motion requesting that the court preliminarily enjoin the Proposed Transaction.

We and the Defendants have insurance coverage applicable to these matters.  We believe these matters will be resolved without a material adverse impact on our cash flows, results of operations or financial condition.

Federal Class Action

There is now one consolidated purported class action brought in connection with alleged violations of the Federal securities laws pending in the United States District Court for the Southern District of West Virginia.

On January 10, 2011, the court, pursuant to a Stipulation for Consolidation, Appointment as Lead Plaintiffs, and Approval of Selection of Counsel filed by Commonwealth of Massachusetts Pension Reserves Investment Trust and David Wager, consolidated the Macomb and Firefighters Actions for all purposes; appointed Massachusetts Pension Reserves Investment Trust as Lead Plaintiff; and approved the withdrawal of, or ordered the termination of as moot, all pending motions related to consolidation and appointment of lead plaintiff.

On February 2, 2011, the court entered a scheduling order requiring plaintiffs to file and serve a consolidated amended complaint by March 11, 2011, and defendants to file and serve responsive pleadings, move to dismiss or otherwise respond to the consolidated amended complaint by April 25, 2011.

On February 16, 2011, plaintiffs moved to partially lift the statutory discovery stay imposed by the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  On March 3, 2011, the United States moved to intervene and to stay discovery until the completion of criminal proceedings arising from the same facts which allegedly gave rise to the action.  On March 7, 2011, defendants filed oppositions to plaintiffs’ motion to partially lift the PSLRA stay.  On April 1, 2011, plaintiffs filed a reply memorandum in further support of their motion to partially lift the PSLRA discovery stay and in opposition to the United States’ combined motions to intervene and to stay discovery.

On March 11, 2011, plaintiffs filed a Consolidated Amended Class Action Complaint for Violations of the Federal Securities Laws, alleging that Massy and certain of its current and former directors and officers had violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 by intentionally misleading the market about the safety of Massey’s operations and that certain of Massey’s current and former officers had violated Section 20(a) of the Exchange Act by virtue of their control over persons alleged to have committed violations of Section 10(b) of the Exchange Act.  Plaintiffs seek (1) a determination that this action is a proper class action and certification as class representatives under Rule 23 of the Federal Rules of Civil Procedure; (2) an award of compensatory damages in favor of plaintiffs and the other class members against all defendants, jointly and severally, for all damages sustained as a result of defendants’ wrongdoing, in an amount to be proven at trial, including interest thereon; and (3) an award to plaintiffs and the class their reasonable costs and expenses incurred in this action, including counsel fees and expert fees.

On April 15, 2011, the United States filed a reply memorandum in support of its combined motions to intervene and to stay discovery.  In its reply memorandum, the United States declared that it and plaintiffs had reached an agreement regarding the United States’ motions to intervene and to stay discovery whereby, if the court decides to lift the discovery stay imposed by the PSLRA, the United States and plaintiffs request that the court limit the discovery to be provided by Massey in certain respects, as set forth in an attached proposed order granting plaintiffs’ motion to partially lift the PSLRA discovery stay.  On April 20, 2011, defendants filed an objection to the United States and Plaintiffs’ proposed order granting plaintiffs’ motion to partially lift the PSLRA discovery stay.  Plaintiffs’ motion to partially lift the PSLRA discovery stay is pending before the court.

On April 25, 2011, defendants filed motions to dismiss the Consolidated Amended Complaint.  Plaintiffs’ oppositions to these motions, if any, are due on June 9, 2011.

We and the Defendants have insurance coverage applicable to these matters.  We believe these matters will be resolved without a material adverse impact on our cash flows, results of operations or financial condition.

Merger Litigation

On January 29, 2011, we and Alpha entered into the Merger Agreement.  Since the date of the announcement of the merger, in addition to the Consolidated Delaware Litigation described above, actions have been filed in the U.S. District Court for the Eastern District of Virginia challenging the Merger.  The complaints, which we believe are without merit and which we are challenging vigorously, allege, among other things, that our directors violated their fiduciary duties to our stockholders, that the price to be paid for us by Alpha was too low and that the Merger should not be consummated.

On February 2, 2011, purported Massey stockholder Benjamin Mostaed (“Mostaed”) filed, on behalf of a proposed class of Massey stockholders, a complaint for breach of fiduciary duty in the U.S. District Court for the Eastern District of Virginia (the “Mostaed Action”).  Mostaed alleges that Massey’s directors breached their fiduciary duties of loyalty, good faith, candor and independence by (1) failing to take steps to maximize the value of Massey to its public stockholders and by taking steps to avoid competitive bidding, to cap the price of the Company’s stock and to give the directors an unfair advantage, by, among other things, failing to adequately solicit other potential acquirers or alternative transactions; (2) failing to properly value Massey and its various assets and operations; (3) ignoring or not protecting against alleged conflicts of interest resulting from the directors’ interrelationships or connections with the Merger; and (4) failing to disclose all material information to the Company’s stockholders necessary for them to make a fully informed decision with respect to the Merger.  Mostaed also alleges that Massey and Alpha aided and abetted the directors’ breaches of their fiduciary duties.  Mostaed requests that the court (1) declare that the action is properly maintainable as a class action; (2) declare and decree that the Merger Agreement was entered into in breach of defendants’ fiduciary duties and that the Merger Agreement is therefore unlawful and unenforceable; (3) enjoin defendants, their agents, counsel, employees and all persons acting in concert with them from consummating the Merger, unless and until the Company adopts and implements a procedure or process to obtain the highest possible value for stockholders; (4) direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the Company’s stockholders until the process for the sale or auction of the Company is completed and the best possible consideration is obtained for Massey; (5) rescind, to the extent already implemented, the Merger Agreement or any of the terms thereof, including the deal protection devices; and (6) award to plaintiff the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees.

On February 4, 2011, purported Massey stockholder William D. Perkins (“Perkins”) filed, on behalf of a proposed class of Massey stockholders, a complaint for breach of fiduciary duty in the U.S. District Court for the Eastern District of Virginia (the “Perkins Action”).  Perkins alleges the same claims and seeks the same relief as the Mostaed Action.

On February 17, 2011, Mostaed filed a motion for consolidation of related cases, appointment of Johnson Bottini, LLP as lead counsel, and appointment of Finkelstein Thompson LLP as liaison counsel.  Mostaed requests that the court consolidate the Perkins Action with the Mostaed Action, as well as any subsequently-filed actions challenging the Merger.

On February 18, 2011, purported Massey stockholder Henry Mandel (“Mandel”) filed, on behalf of a proposed class of Massey stockholders, a complaint for breach of fiduciary duty in the U.S. District Court for the Eastern District of Virginia (the “Mandel Action”).  Mandel alleges the same claims and seeks the same relief as the Mostaed Action and the Perkins Action.

On March 11, 2011, defendants moved to stay the Mostaed, Perkins and Mandel Actions pending resolution of the Consolidated Delaware Litigation, described above.  On March 22, 2011, Perkins filed an opposition to defendants’ motion to stay.  On March 23, 2011, Mostaed filed a motion for leave to file out of time a memorandum in opposition to defendants’ motion to stay, which motion was granted on March 30, 2011.  On March 30, 2011, Mostaed filed an opposition to defendants’ motion to stay.  Defendants filed reply memorandums in further support of their motion to stay on March 28 in the Mostaed and Perkins Actions.  Also on March 28, defendants informed the court that Mandel had informed defendants that he did not oppose defendants’ motion to stay.

On April 4, 2011, Mostaed purported to file an Amended Complaint, adding putative class action claims for alleged violations of Section 14(a) of the Exchange Act against Massey, Massey’s directors, and Alpha and Section 20(a) of the Exchange Act against Massey and its directors.  Mostaed seeks an order (1) declaring that this action is properly maintainable as a class action; (2) declaring and decreeing that the Merger Agreement was entered into in breach of the fiduciary duties of the defendants is therefore unlawful and unenforceable; (3) enjoining the consummation of the Merger unless and until Massey adopts and implements a procedure or process to obtain the highest possible value for stockholders; (4) directing defendants to exercise their fiduciary duties to obtain a transaction which is in the best interests of the Company’s stockholders until the process for the sale or auction of the Company is completed and the best possible consideration is obtained for Massey; (5) rescinding, to the extent already implemented, the Merger Agreement or any of the terms thereof, including the deal protection devices; and (6) awarding plaintiff the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees.  Defendants believe that the Amended Complaint was not timely filed and, therefore, that Mostaed’s February 2, 2011 complaint remained the operative complaint.

On April 11, 2011, defendants filed an answer to Mostaed’s February 2, 2011 complaint.

On April 19, 2011, Mandel and defendants submitted an agreed order, which, upon entry, will stay the Mandel Action pending resolution of the Consolidated Delaware Action, described above.

On April 28, 2011, Mostaed and defendants submitted an agreed order, which, upon entry, will deem Mostaed’s April 4, 2011 Amended Complaint to be the operative complaint and require that defendants respond to it within twenty-one days from the date of the entry of the agreed order.

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

We strive to maintain compliance with all applicable laws at all times. Shortly after the UBB tragedy, the number of citations, orders and notices of violation issued by MSHA and other regulatory agencies increased significantly.  Some of our mines have been subject to impact inspections by MSHA that have resulted in withdrawal orders, citations and penalties.  We are not satisfied with the negative findings that are sometimes identified in these impact inspections. When we receive a citation, withdrawal order, or notice of violation, we attempt to promptly abate the condition cited, whether or not we agree as to whether the condition constitutes a violation, and, as deemed necessary, impose voluntary stand-downs to conduct additional training on mine safety and other issues that led to the negative findings.  Additionally, we either pay the assessed penalties, or, if we dispute the alleged facts behind the violation or the amount of the penalty relative to the violation, we contest the matter.  While these matters have not previously resulted in a material adverse impact on our cash flows, results of operations or financial condition, they could in the future have such an impact.  In addition, if one or more of our operations is placed on a pattern of violations by the regulatory authorities, such designation and the enhanced enforcement regime that accompanies such designation could have a material adverse effect on our cash flows, results of operations or financial condition.

We continue to move forward with a great sense of urgency, intensifying our efforts and commitment to significantly reduce the number of infractions received from MSHA and other regulatory agencies.  As an example of our commitment, on both October 29, 2010 and April 5, 2011, we idled production at all of our underground coal producing sections to conduct site specific training at these operations and to reinforce the fact that we expect our miners to follow all safety rules and regulations.  We reviewed past violations at these operations and emphasized best practices to eliminate future violations.  In addition, each mine conducted its own safety inspection and all identified safety infractions were remediated before recommencing production.

Additional legal proceedings required by this Item 3 are contained in Note 22, “Contingencies” to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K, which is incorporated herein by reference.

Material developments in legal proceedings affecting us, as previously described in Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2010, and in subsequently filed interim reports, as they relate to the fiscal quarter ended March 31, 2011, are set forth in Note 17, “Contingencies,” of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Specialized Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and proposed Item 106 of Regulation S-K is included in exhibit 99.1 to this Quarterly Report on Form 10-Q.

 Item 1A. Risk Factors

We are subject to a variety of risks, including, but not limited to those referenced under the heading “Certain Trends and Uncertainties” of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and those referenced herein to other Items contained in our Annual Report on Form 10-K for the year ended December 31, 2010, including Item 1. Business, under the headings “Customers and Coal Contracts,” “Competition,” and “Environmental, Safety and Health Laws and Regulations,” Item 1A. Risk Factors, Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “Critical Accounting Estimates and Assumptions,” “Certain Trends and Uncertainties” and elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Except as set forth under “Certain Trends and Uncertainties” and elsewhere under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, we do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, except as follows:

The combined company may fail to realize revenue growth and the cost savings estimated as a result of the merger.

The success of the Merger will depend, in part, on the combined company’s ability to realize the anticipated synergies, business opportunities and growth prospects from combining the businesses of Alpha and Massey. The combined company may never realize these anticipated synergies, business opportunities and growth prospects. Integrating operations will be complex and will require significant efforts and expenditures on the part of both Alpha and Massey. Employees might leave or be terminated because of the Merger. Management of the combined company might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures. The combined company might experience increased competition that limits its ability to expand its business, and it might not be able to capitalize on expected business opportunities, including retaining current customers. The combined company’s management may be unable to manage successfully the combined company’s exposure to pending and potential litigation. The combined company may be required by regulators to undertake certain remedial measures upon the closing of the Merger, and the combined company’s management may not be able to implement those and other remedial measures successfully. The combined company may experience difficulties integrating Massey’s system of financial reporting. The combined company will be permitted to exclude the operations of Massey from its management certification and auditor attestation regarding the effectiveness of its internal control over financial reporting as of December 31, 2011, such that its first certification of the effectiveness of its internal control over financial reporting will be as of December 31, 2012. The combined company may experience difficulties in applying its Running Right safety program at legacy Massey mines and facilities after consummation of the Merger. Moreover, assumptions underlying estimates of expected cost savings as a result of the Merger may be inaccurate, and general industry and business conditions might deteriorate. If any of these factors limit The combined company’s ability to integrate the operations of Alpha and Massey successfully or on a timely basis, the expectations of future results of operations, including certain cost savings and synergies expected to result from the Merger, might not be met.

The combine company’s success will also depend on the integration into its operations of Cumberland, which Massey acquired on April 19, 2010. At the time of the Merger, Massey’s integration of Cumberland’s operations will still be ongoing. The combined company may fail to realize the benefits of Massey’s acquisition of Cumberland. In particular, prior to its acquisition by Massey, Cumberland was a private company and was not required to comply with many requirements applicable to U.S. public companies, including the documentation and assessment of the effectiveness of its internal control over financial reporting. Establishing, testing and maintaining an effective system of internal control over financial reporting will require significant resources and time commitments on the part of the combined company’s management and finance and accounting staff, may require additional staffing and infrastructure investments, could increase the combined company’s legal, insurance and financial compliance costs and may divert the attention of management. In addition, The combined company’s actual operating costs may exceed the operating costs set forth in “Selected Unaudited Pro Forma Condensed Combined Consolidated Financial Information.” Moreover, if the combined company discovers aspects of Cumberland’s internal control over financial reporting that require improvement, the combined company cannot be certain that its remedial measures will be effective. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could adversely affect the combined company’s financial and operating results, investor’s confidence or increase the combined company’s risk of material weaknesses in internal control over financial reporting.

In addition, Alpha and Massey have operated and, until the completion of the Merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect the combined company’s ability to maintain relationships with clients, employees or other third parties or Alpha’s ability to achieve the anticipated benefits of the merger or could reduce Alpha’s earnings.

Massey and Massey’s directors and officers are named parties to a number of lawsuits, including various lawsuits relating to the explosion at the Upper Big Branch mine and safety conditions at Massey mines, one of Massey’s employees has been indicted by a grand jury and federal criminal charges have been filed against one of Massey’s former employees, and further lawsuits may be filed against Massey and charges may also be brought against Massey and certain other of Massey’s directors, officers and employees by the U.S. Attorney’s Office.

A number of legal actions are pending in Delaware state court and West Virginia state and federal courts relating to safety conditions at Massey’s mines, the April 2010 explosion at the Upper Big Branch mine, which we refer to as the UBB explosion, and other related matters, including accusations of securities fraud. These include derivative actions against current and former Massey directors and officers and actions brought by certain of the families of the twenty-nine miners that died in the UBB explosion. Massey and its officers, directors and employees may be subject to future claims, including additional claims from families of the twenty-nine miners that died in the UBB explosion. In addition, the U.S. Attorney’s Office and the federal Mine Safety and Health Administration, in conjunction with the State of West Virginia, are currently investigating the UBB explosion. On February 28, 2011, Massey’s head of security at the UBB mine was charged with obstruction of justice and making false statements in connection with the U.S. Attorney’s investigation. On March 22, 2011, federal criminal charges were filed against a former Massey employee who worked at UBB until August 2009 in connection with falsifying his foreman’s license and making false statements in connection with the U.S. Attorney’s investigation.

The outcomes of these pending and potential cases, claims, and investigations are uncertain. Depending on the outcome, these actions could have adverse financial effects or cause reputational harm to the combined company following the merger. The combined company following the merger may not resolve these actions favorably or may not be successful in implementing remedial safety measures that may be imposed as a result of some of these actions and/or investigations. Also, under the Merger Agreement, Alpha has agreed to leave in place and not to modify those provisions granting rights to indemnification and exculpation from liabilities for acts or omissions occurring at or prior to the effective time of the Merger and related rights to the advancement of expenses in favor of any current or former director, officer, employee or agent of Massey contained in the organizational documents of Massey and its subsidiaries and certain related indemnification agreements.

In addition, plaintiffs in the pending derivative actions against current and former Massey directors and officers, (the “Derivative Plaintiffs”), and other plaintiffs who have filed suit challenging the Merger have asserted that, if the Merger is completed, the derivative plaintiffs may lose standing to assert those claims.

We and Alpha must obtain required approvals and governmental and regulatory consents to complete the Merger, which, if delayed, not granted or granted with unacceptable conditions, may jeopardize or delay the Merger, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the Merger.

The Merger is subject to customary closing conditions. These closing conditions include, among others, the receipt of required approvals of the respective stockholders of us and Alpha at their respective special meetings, the receipt of requisite governmental approvals and the expiration or termination of all waiting periods under applicable antitrust laws, including the applicable waiting periods under the HSR Act and foreign antitrust laws. Following expiration of the 30-day waiting period required under the HSR Act and clearance by German and Turkish antitrust authorities, all antitrust closing conditions have been satisfied.

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

The consummation of the Merger will constitute a change of control under Massey’s existing indebtedness and may permit counterparties to other agreements to terminate those agreements.

The Merger will constitute a change of control under our existing credit agreement and instruments governing Massey’s 6.875% senior notes due 2013, which we refer to as the 6.875% senior notes, and 3.25% convertible senior notes due 2015, which we refer to as the 3.25% convertible notes. As of March 31, 2011, there were $77.2 million of letters of credit issued and there were no outstanding borrowings under our existing credit agreement. As of March 31, 2011, there was approximately $760.0 million and $659.1 million aggregate principal amount outstanding under our 6.875% senior notes and 3.25% convertible notes, respectively. Such a change in control will cause the indebtedness under our credit agreement to become immediately due and payable. Under instruments governing our 6.875% senior notes, if a change in control occurs, holders of these notes may require us to buy back the notes for a price equal to 101% of the notes’ principal amount, plus any interest which has accrued and remains unpaid as of the repurchase date. The 6.875% senior notes are also redeemable at a price equal to 101.719% of the notes’ principal amount through December 14, 2011, and thereafter at a price equal to 100% of the notes’ principal amount, in each case, plus any interest which has accrued and remains unpaid on the redemption date. Under the instruments governing our 3.25% convertible notes, if a change of control occurs, holders of such series of our 3.25% convertible notes may require us to repurchase the notes for a price equal to 100% of the notes’ principal amount, plus any interest that has accrued and remains unpaid as of the repurchase date, or make payments to holders who elect to convert the notes into an amount up to 100% of the notes’ principal amount payable in cash and the excess of such amount payable at the election of us or Alpha in cash or a combination of cash and stock based on the trading prices of our or Alpha stock. If less than 90% of the consideration paid to our stockholders is common stock of Alpha, and if notice of conversion is given on or after the date the merger is consummated, holders may also be entitled to a make-whole conversion premium. In such event the amount up to 100% of the notes’ principal amount will be payable in cash and the excess of such amount will be payable at the election of Alpha in cash or a combination of cash and stock. As a result of the announcement of a June 1, 2011 expected closing date for the Merger, on May 2, 2011, the 3.25% Notes became convertible at the option of each of the holders.  The conversion period will remain open, at a minimum, until July 2, 2011, unless notice is provided that the Merger will not occur, and may be extended under certain circumstances.

Alpha intends to repurchase some or all of the outstanding principal amount of Massey’s 6.875% senior notes. In addition, on May 4, 2011, in connection with the Merger, Alpha announced that it commenced a cash tender offer for any and all of Massey’s outstanding 6.875% senior notes (the "Tender Offer").  The Tender Offer is conditioned upon satisfaction or waiver of certain conditions, including the closing of the Merger and the consummation of an offering by Alpha of one or more series of its senior notes, the net proceeds of which are sufficient to purchase the 6.875% senior notes tendered in the Tender Offer.

Alpha may not be able to refinance our existing debt or have sufficient funds available for any repurchases that could be required by a change of control, the Tender Offer, or the conversion of our 3.25% convertible notes, any of which may have an adverse effect on the value of the combine company’s common stock.

In addition, certain of our leases, surety bond indemnity agreements and other agreements permit a counterparty to terminate the agreement because consummation of the Merger would cause a default or violate an anti-assignment, change of control or similar clause. If this happens, the combined company may have to seek to replace any such agreement with a new agreement. We cannot assure our stockholders that the combined company will be able to replace a terminated agreement on comparable terms or at all. Depending on the importance of a terminated agreement to our business, failure to replace that agreement on similar terms or at all may increase the costs to the combined company of operating our business or prevent the combined company from operating part of our business following completion of the merger.

If the combined company is unable to comply with restrictions in the proposed financing package, the indebtedness thereunder could be accelerated.

The credit facilities, loan agreements and potential bonds contemplated by the commitment letter received by Alpha will impose restrictions on Alpha and require certain payments of principal and interest over time. A failure to comply with these restrictions or to make these payments could lead to an event of default that could result in an acceleration of the indebtedness. We cannot make any assurances that the combined company’s future operating results will be sufficient to ensure compliance with the covenants in the combined company’s agreements or to remedy any such default. In the event of an acceleration of this indebtedness, the combined company may not have or be able to obtain sufficient funds to make any accelerated payments.

We and/or Alpha may waive one or more of the conditions to the Merger without resoliciting stockholder approval for the Merger.

We and/or Alpha may agree to waive, in whole or in part, one or more of the conditions to its obligations to complete the Merger, to the extent permitted by applicable laws. Our and Alpha’s board of directors, as the case may be, will evaluate the materiality of any such waiver and its effect on us and/or Alpha stockholders in light of the facts and circumstances at the time to determine whether a resolicitation of proxies for the Merger is required or warranted. In some instances, if our or Alpha’s board of directors, as the case may be, determines that such a waiver or its effect on us and/or Alpha stockholders is not sufficiently material to warrant resolicitation of stockholders, we or Alpha, as the case may be, has the discretion to complete the Merger without seeking further stockholder approval. However, the waiver of any one or a combination of conditions or the effect of any such waiver on us and/or Alpha stockholders may be deemed by the us or Alpha’s board of directors to be sufficiently material to require or warrant supplemental disclosure to stockholders. Any determination as to resoliciting stockholder approval as a result of a waiver will be made by the board of directors of us and/or Alpha at the time of such waiver based on the facts and circumstances as they exist at such time.

Some of our and Alpha’s officers and directors may have interests in the Merger that are different from, or in addition to, the interests of our and Alpha stockholders.

When considering the recommendation of our and the Alpha boards of directors with respect to the Merger, stockholders should be aware that some directors and executive officers of Alpha may have interests in the merger that may be different from, or in addition to, their interests as stockholders and the interests of stockholders generally. In addition, stockholders should be aware that the directors and executive officers of Massey have interests in the Merger that may be different from, or in addition to, their interests as stockholders and the interests of stockholders generally. These interests include, among others, potential payments under employment agreements and change in control severance agreements, rights to acceleration of vesting and exercisability of options, and acceleration of vesting of restricted stock, restricted stock units and restricted cash units as a result of the Merger and rights to ongoing indemnification and insurance coverage by the combined company for acts or omissions occurring prior to the Merger.

Current and former Massey directors and officers are defendants in the pending derivative actions brought by the derivative plaintiffs. In accordance with the advice of Cravath, our outside legal counsel, our board of directors assumed that the derivative claims would survive the closing of the Merger, although the plaintiffs in the pending cases would lose their standing to bring those claims and might have to make a demand on the  combined company board of directors to pursue the claims. However, if the derivative claims are not pursued following the closing of the Merger, our directors and officers that are defendants in the pending derivative actions would have an interest in the merger in addition to those set forth above. Since our board of directors assumed that the derivative claims would survive the Merger, our board of directors did not consider this potential interest in evaluating and negotiating the Merger Agreement and the Merger, and in recommending to the stockholders that the Merger Agreement be adopted

As a result of these interests, these directors and executive officers of Alpha or Massey, as the case may be, might be more likely to support and to vote in favor of the proposals related to the Merger described in their joint proxy statement/prospectus than if they did not have these interests. Stockholders should consider whether these interests might have influenced these directors and executive officers to support or recommend adoption of the Merger Agreement. At the close of business on April 27, 2011, Alpha directors and executive officers were entitled to vote approximately 0.7% of the then-outstanding shares of Alpha common stock. As of the close of business on April 27, 2011, our directors and executive officers were entitled to vote approximately 0.6% of the then-outstanding shares of our common stock.

Multiple lawsuits have been filed against us, certain of our current and former directors and officers, Alpha and Mountain Merger Sub challenging the Merger, and an adverse judgment in such lawsuits may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

Massey, certain of our current and former directors and officers, Alpha and Mountain Merger Sub are named as defendants in multiple class action lawsuits brought by purported Massey stockholders challenging the proposed Merger, seeking, among other things, to enjoin the defendants from consummating the Merger on the agreed-upon terms.

One of the conditions to the closing of the Merger is that no temporary restraining order, preliminary or permanent injunction or other judgment, order or restraint issued by any federal or state court of competent jurisdiction or governmental entity shall be in effect enjoining or otherwise prohibiting the consummation of the Merger. As such, if the plaintiffs are successful in obtaining an injunction prohibiting the defendants from consummating the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.

The outcome of the pending derivative actions against our current and former directors and officers is uncertain; recovery, if any, following the effective time of the Merger will benefit all stockholders and not only those stockholders who had been Massey stockholders; and it will not be known at the time of the special meetings whether the underlying derivative claims will be pursued against our current and former directors and officers following the effective time of the Merger or whether or not those claims have substantial value.

Although the underlying derivative claims against our current and former directors and officers would survive the closing of the Merger, our board of directors has been advised (and for purposes of voting on the Merger stockholders should assume) that the plaintiffs in those pending cases would lose their standing to continue their suits on those claims. If the derivative claims are not resolved prior to the effective time of the Merger, we expect that the combined company’s board of directors will consider whether to pursue these derivative claims. If, after the effective time of the Merger, the combined company’s board of directors determines not to pursue the derivative claims, our current stockholders who become Alpha stockholders may make a demand on the combined company’s board of directors to pursue the underlying derivative claims or demonstrate to a court the futility of making a demand on the combined company’s board. Whether any such demand will result in the combined company pursuing such claims, or if not, whether stockholders would thereafter be able to pursue (and would choose to pursue) such claims themselves, is not known. Thus, if the derivative claims against our current and former directors and officers are not resolved prior to the effective time of the Merger, it is possible that the value of such claims, if any, will be lost, despite the assertion by the plaintiffs that such claims have substantial value.

Moreover, while recovery, if any, on the derivative claims obtained in the absence of the Merger would benefit only us and, indirectly as a result, our stockholders, if the derivative claims are successfully pursued following the effective time of the Merger, any recovery from them will benefit the combined company, and our stockholders will only own 46% of the combined company as a result of the Merger.

If the Merger does not qualify as a reorganization under Section 368(a) of the Code, our stockholders may be required to pay substantial U.S. federal income taxes.

As a condition to the completion of the Merger, each of Cleary Gottlieb Steen & Hamilton LLP, tax counsel to Alpha, and Cravath, Swaine & Moore LLP, tax counsel to Massey, will have delivered an opinion as of the closing date of the Merger, that the Merger will be treated for U.S. federal income tax purposes as a “reorganization” within the meaning of Section 368(a) of the Code. These opinions will be based on certain assumptions and representations as to factual matters from Alpha and Massey, as well as certain covenants and undertakings by Alpha and Massey. If any of the assumptions, representations, covenants or undertakings is incorrect, incomplete, inaccurate or is violated in any material respect, the validity of the conclusions reached by counsel in their opinions would be jeopardized. Additionally, an opinion of counsel represents counsel’s best legal judgment but is not binding on the IRS or any court, so there can be no certainty that the IRS will not challenge the conclusions reflected in the opinions or that a court will not sustain such a challenge. If the IRS or a court determines that the Merger should not be treated as a “reorganization,” a holder of our common stock would recognize taxable gain or loss upon the exchange of our common stock for Alpha common stock pursuant to the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about shares of Common Stock that were purchased during the first quarter of 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
(In Thousands, Except Average Price Paid Per Share)
Jan. 1 through Jan. 31	-	-	-	-
Feb. 1 through Feb. 28	-	-	-	-
Mar. 1 through Mar. 31	-	-	-	-
Total	-		-	5,873,448	(2)

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

(2)
Calculated using the  $388 million that may yet be purchased under the Repurchase Program and a price per share of $66.06, the closing price of Common Stock as reported on the New York Stock Exchange on April 20, 2011.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [filed herewith]
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [filed herewith]
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [furnished herewith]
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [furnished herewith]
99.1	Dodd-Frank Act Disclosure of Mine Safety and Health Administration Safety Data [filed herewith]
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, (ii) the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSEY ENERGY COMPANY
(Registrant)

Date: May 10, 2011	/s/ Eric B. Tolbert
Eric B. Tolbert,
Vice President and Chief Financial Officer

Date: May 10, 2011	/s/ David W. Owings
David W. Owings,
Controller